Form 10-Q
period 2007-09-30
JAZZ PHARMACEUTICALS INC
filed 2007-11-09
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of October 31, 2007, 24,550,554 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$119,972	$78,948
Restricted cash	304	275
Marketable securities	10,939	—
Accounts receivable, net	6,566	5,380
Inventories	3,231	3,026
Prepaid expenses	2,392	3,447
Other current assets	1,574	487

Total current assets	144,978	91,563
Property and equipment, net	3,286	2,107
Intangible assets	58,664	69,140
Goodwill	38,213	38,213
Long-term restricted cash and investments	12,085	12,000
Other long-term assets	1,541	1,548

Total assets	$258,767	$214,571

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$2,597	$2,191
Accounts payable	2,872	5,443
Accrued liabilities	23,892	12,943
Deferred revenue	1,999	1,422
Preferred stock warrant liability (including $5,965 as of December 31, 2006 held by related parties)	—	8,521

Total current liabilities	31,360	30,520
Deferred rent and other non-current liabilities	—	534
Deferred revenue, non-current	12,752	13,495
Liability under government settlement, non-current	14,881	—
Senior secured notes	74,862	74,283
Commitments and contingencies (Note 7)
Convertible preferred stock	—	263,852
Common stock subject to repurchase	13,222	8,183
Stockholders’ equity (deficit):
Common stock	2	—
Additional paid-in capital	368,136	1,335
Accumulated other comprehensive income	1	12
Accumulated deficit	(256,449)	(177,643)

Total stockholders’ equity (deficit)	111,690	(176,296)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$258,767	$214,571

The accompanying notes are an integral part of these financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$13,436	$11,184	$38,676	$31,409
Royalties, net	253	150	824	336
Contract revenue	7,785	162	10,326	662

Total revenues	21,474	11,496	49,826	32,407
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	1,938	2,044	5,620	5,367
Research and development	16,978	14,746	49,252	41,920
Selling, general and administrative	18,069	12,906	50,583	38,841
Amortization of intangible assets	2,287	2,400	6,936	7,200
Provision for government settlement	—	—	17,469	—

Total operating expenses	39,272	32,096	129,860	93,328

Loss from operations	(17,798)	(20,600)	(80,034)	(60,921)
Interest income	1,969	516	4,360	1,688
Interest expense (including $2,321 and $2,288 for the three months ended September 30, 2007 and 2006, respectively, and $6,862 and $6,729 for the nine months ended September 30, 2007 and 2006, respectively, pertaining to related parties)	(3,511)	(3,272)	(10,093)	(10,818)
Other income (expense), net	(19)	(579)	1,816	(397)
Gain on extinguishment of development financing obligation	—	31,592	—	31,592
Gain on sale of product rights	—	—	5,145	—

Net income (loss)	(19,359)	7,657	(78,806)	(38,856)
Beneficial conversion feature	—	—	—	(3,501)

Income (loss) attributable to common stockholders	$(19,359)	$7,657	$(78,806)	$(42,357)

Income (loss) per share attributable to common stockholders, basic	$(0.82)	$638.08	$(7.50)	$(3,850.64)

Weighted-average common shares used in computing income (loss) per share attributable to common stockholders, basic	23,671	12	10,505	11

Income (loss) per share attributable to common stockholders, diluted	$(0.82)	$0.57	$(7.50)	$(3,850.64)

Shares used in computing income (loss) per share attributable to common stockholders, diluted	23,671	13,470	10,505	11

The accompanying notes are an integral part of these financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(78,806)	$(38,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	921	488
Amortization of intangible assets	6,937	7,200
Loss on disposal of property and equipment	6	481
Fair value adjustment to acquired finished goods	54	689
Stock-based compensation expense	3,773	2,540
Excess of cash paid over accrued for interest	802	668
Revaluation of preferred stock warrant liability	(1,846)	397
Interest on development financing	—	1,147
Gain on extinguishment of development financing obligation		(31,592)
Gain on sale of product rights	(5,145)	—
Changes in assets and liabilities:
Accounts receivable	(1,177)	(2,471)
Inventories	(567)	(549)
Prepaid expenses and other current assets	(32)	1,408
Other assets	(318)	319
Accounts payable	(2,571)	1,043
Accrued liabilities	10,342	2,913
Deferred revenue	(166)	14,838
Deferred rent	(118)	(155)
Liability under government settlement	14,881	—

Net cash used in operating activities	(53,030)	(39,492)
Investing activities
Purchases of property and equipment	(2,106)	(1,237)
Purchases of marketable securities	(10,848)	—
Decrease (increase) in restricted cash and investments	(114)	25
Proceeds from sale of product rights	9,000	—

Net cash used in investing activities	(4,068)	(1,212)
Financing activities
Proceeds from issuances of convertible preferred stock, net of issuance costs	—	34,994
Proceeds from issuances of common stock, net of issuance costs	76	10
Proceeds from sale of common stock in initial public offering, net of issuance costs	97,640	—
Proceeds from line of credit	16,066	—
Repayments under line of credit	(15,660)	—
Proceeds from development financing	—	15,000

Net cash provided by financing activities	98,122	50,004

Net increase in cash and cash equivalents	41,024	9,300
Cash and cash equivalents, at beginning of period	78,948	20,614

Cash and cash equivalents, at end of period	$119,972	$29,914

Supplemental disclosure of cash flow information:
Cash paid for interest (including $6,300 and $6,263 for the nine months ended September 30, 2007 and 2006, respectively, paid to related parties)
	$9,108	$9,000
Supplemental disclosure of non-cash financing activities:
Beneficial conversion feature - deemed dividend attributable to preferred stockholders	$—	$3,501
Conversion of preferred stock warrant liability to stockholders’ equity	$6,675	$—

The accompanying notes are an integral part of these financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. The information included in this quarterly report on Form 10–Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Form S-1/A of Jazz Pharmaceuticals, Inc. (the “Company” or “Jazz Pharmaceuticals”) filed with the SEC on May 31, 2007. In the opinion of management, these financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, consisting only of normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any future year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Orphan Medical, Inc. (“Orphan Medical”), after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the next several years. To achieve profitable operations, the Company must successfully identify, develop and commercialize its products and product candidates. Products developed by the Company will require approval by the United States Food and Drug Administration (“FDA”) and/or foreign regulatory authorities prior to commercial sale. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products. The Company will need to raise additional funds to support its operations, and such funding may not be available on acceptable terms, or at all, which could materially and adversely affect the Company’s business, financial condition, results of operations and growth prospects. The Company may seek additional sources of financing through development financings, collaborations or public or private debt or equity financings.

Concentration of Credit Risks

The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to pharmaceutical companies, pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, the Company has not experienced significant credit losses on its accounts receivable. The Company’s five largest customers accounted for an aggregate of approximately 92% and 90% of gross accounts receivable as of September 30, 2007 and December 31, 2006, respectively.

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

Reverse Stock Split

On May 15, 2007, the Company filed a third amended and restated certificate of incorporation with the Delaware Secretary of State effecting a 1-for-11.06701 reverse split of the Company’s preferred and common stock. All share and per share amounts have been retroactively restated in these condensed consolidated financial statements and notes for all periods presented.

Initial Public Offering

On June 6, 2007, the Company completed its initial public offering of 6,000,000 shares of its common stock at a public offering price of $18.00 per share. Net cash proceeds from the initial public offering were $97.4 million, after deducting underwriting discounts and commissions and estimated offering expenses, not all of which had been paid as of September 30, 2007. In connection with the closing of the initial public offering, all of the Company’s shares of preferred stock outstanding at the time of the offering were converted into 17,921,551 shares of common stock, and all of the Company’s warrants to purchase Series BB preferred stock outstanding at the time of the offering were converted into warrants to purchase common stock.

Of the 17,921,551 shares of preferred stock that converted into common stock, 278,069 shares were held by the Company’s executive officers and were subject to the terms of their employment agreements. Under the terms of these employment agreements, the Company may be required to purchase these shares of common stock at fair market value under certain circumstances. Effective upon the conversion of the preferred stock into common stock, the Company recorded an additional $4.2 million as common stock subject to repurchase, which represents the fair market value of the shares on the date of the employment agreements.

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

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to the Company’s accumulated deficit was required upon the adoption of FIN 48.

As of September 30, 2007, the Company had approximately $1.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect the Company’s tax expense. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Because of net operating loss carryforwards, substantially all of the Company’s tax years remain open to federal tax examination. The Company files a United States federal income tax return and various state income tax returns, all of which typically have three tax years open at any point in time.

Income (Loss) Per Common Share

Basic and diluted loss per common share is computed using the weighted average number of shares of common stock outstanding during the period as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income (loss) attributable to common stockholders	$(19,359)	$7,657	$(78,806)	$(42,357)

Denominator:
Weighted-average common shares outstanding	24,551	618	11,231	618
Less: weighted-average common shares outstanding subject to repurchase	(880)	(606)	(726)	(607)

Weighted-average common shares used in computing income
(loss) share attributable to common stockholders, basic	23,671	12	10,505	11
Shares subject to repurchase	—	32	—	—
Assumed conversion of preferred stock to common stock	—	13,405	—	—
Dilutive effect of stock options	—	21	—	—

Shares used in computing income (loss) attributable to common stockholders, diluted	23,671	13,470	10,505	11

Income (loss) per share attributable to common stockholders, basic	$(0.82)	$638.08	$(7.50)	$(3,850.64)

Income (loss) per share attributable to common stockholders, diluted	$(0.82)	$0.57	$(7.50)	$(3,850.64)

The following securities were excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Series A preferred stock (as if converted)	—	—	—	1,355
Series B preferred stock (as if converted)	—	—	—	5,884
Series B Prime preferred stock (as if converted)	—	—	—	6,375
Warrants to purchase Series BB preferred stock (as if exercised and converted)	—	786	—	786
Warrants to purchase common stock (as if exercised and converted)	786	—	786	—
Options to purchase common stock	2,970	1,536	2,970	1,570
Common stock subject to repurchase	880	606	726	607
Restricted stock units	124	—	124	—

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company effective January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position.

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

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company effective January 1, 2008. The Company is currently evaluating the effect that the adoption of EITF 07-3 will have on its consolidated results of operations and financial position.

2.	Inventories

The components of inventories were as follows (in thousands):

	September 30, 2007	December 31, 2006

Raw materials	$106	$541
Finished goods	3,125	2,485

Total inventories	$3,231	$3,026

3.	Goodwill and Intangible Assets

The gross carrying amount and net book value of intangible assets and goodwill were as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem ®	$39,700	$9,456	$30,244	$39,700	$6,327	$33,373
Developed technology - Antizol ®	31,100	7,407	23,693	31,100	4,956	26,144
Developed technology - Cystadane ®	—	—	—	4,300	687	3,613
Agreements not to compete	5,600	3,053	2,547	5,600	2,042	3,558
Trademarks	2,600	619	1,981	2,600	414	2,186
Other	400	201	199	400	134	266

Amortizable intangible assets	79,400	$20,736	$58,664	83,700	$14,560	$69,140

Goodwill	38,213			38,213

Total	$117,613			$121,913

In March 2007, as more fully discussed in Note 10, the Company sold its rights to its Cystadane (betaine anhydrous) product, and as a result reduced the gross carrying amount and accumulated amortization of this intangible asset by $4.3 million and $761,000, respectively.

Future amortization costs per year for the Company’s existing intangible assets other than goodwill as of September 30, 2007 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2007 (remaining portion)	$2,287
2008	8,855
2009	8,581
2010	8,090
2011	7,713

4.	Preferred Stock Warrant Liability

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

The Company recorded a charge of $579,000 in other income (expense), net, during the three months ended September 30, 2006, to reflect an increase in the fair value of the preferred stock warrant liability. The Company recorded a benefit of $1.8 million and a charge of $397,000 in other income (expense), net, during the nine months ended September 30, 2007 and 2006, respectively, to reflect changes the fair value of the preferred stock warrant liability.

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

The Company accounts for employee stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock–based compensation expense recognized under SFAS 123R related to stock options, restricted stock units, common stock equivalents and awards under the Company’s employee stock purchase plan (“ESPP”) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of product sales	$6	$3	$22	$5
Research and development	426	165	846	473
Selling, general and administrative	1,150	708	2,694	2,062

Total stock-based compensation expense	$1,582	$876	$3,562	$2,540

Employee stock-based compensation costs of $35,000 and $18,000 as of September 30, 2007 and December 31, 2006, respectively, were capitalized as a component of inventory and included in the condensed consolidated balance sheets.

Stock Options

The fair value of stock option grants was estimated at the grant date using the Black–Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average volatility	55%	61%	56%	61%
Weighted-average expected term	6.1	6.0	6.1	6.0
Range of risk-free rates	4.3-4.9%	4.7%	4.3-4.9%	4.6-5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company issued 5,017 shares of common stock as a result of stock option exercises during the nine months ended September 30, 2007.

As of September 30, 2007, total compensation cost related to unvested stock options not yet recognized was $12.5 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Units and Common Stock Equivalents

In August 2007, under the 2007 Equity Incentive Plan, the Company granted restricted stock units (“RSUs”), equivalent to approximately 124,000 shares of common stock, to employees. In August 2007, the Company paid directors fees in common stock equivalents (“CSEs”), in lieu of cash compensation. The fair value of RSUs and CSEs are determined on the date of grant based on the market price of the Company’s common stock. The fair value of RSUs is recognized as expense ratably over the vesting period, generally four years. Director fees may be paid to directors, at their option, in CSEs which vest immediately and are convertible into common shares when the director leaves the Board of Directors. CSEs are recorded as expense on the date of grant. During the three and nine months ended September 30, 2007, the Company granted RSUs equivalent to approximately 124,000 shares with a fair value per share of $13.25, and CSEs equivalent to approximately 17,000 shares with a fair value per share of $12.75. As of September 30, 2007, total compensation cost related to RSUs not yet recognized was $1.3 million, which is expected to be allocated to expense and production costs over a weighted-average period of 3.9 years.

ESPP

Effective upon the Company’s initial public offering, employees became eligible to participate in the ESPP. However, for logistical reasons, the Company did not communicate the details of the ESPP and employees were not able to notify the Company of their payroll withholdings until July 20, 2007, the grant date. The fair value of awards under the ESPP was estimated at the grant date using the Black–Scholes option valuation model with assumptions similar to those used for stock option grants, except that the expected term used ranged 0.4 to 1.9 years, with a weighted-average expected term of 1.3 years. As of September 30, 2007, total compensation cost related to awards under the ESPP not yet recognized was $636,000, which is expected to be allocated to expense and production costs over a weighted-average period of 1.2 years.

6.	Comprehensive Loss

Comprehensive loss includes net loss and all changes in stockholders’ equity (deficit) during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. For the three and nine months ended September 30, 2007 and 2006, the difference between comprehensive loss and net loss represented unrealized gains on available-for-sale securities and was not material.

7.	Commitments and Contingencies

Settlement of Investigation

In April 2006, the Company and Orphan Medical received subpoenas from the United States Department of Justice requiring both entities to provide the Department of Justice with certain information relating to Xyrem® (sodium oxybate), including information regarding the promotion and marketing of Xyrem.

On July 13, 2007, the Company entered into (i) a civil settlement agreement (the “Civil Settlement Agreement”) with the United States of America, acting through the United States Department of Justice, the United States Attorney’s Office for the Eastern District of New York, the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”), the United States Office of Personnel Management and the United States Department of Defense TRICARE Management Activity to resolve the governmental investigation related to the promotion of Xyrem and (ii) a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York (the “Non-prosecution Agreement”) under which the United States Attorney’s Office agreed that the Company would not be prosecuted for the matters that were the subject of the investigation. Orphan Medical, which was acquired by the Company in June 2005, entered into (i) a plea agreement with the United States Attorney’s Office for the Eastern District of New York (the “Plea Agreement”), under which Orphan Medical pled guilty, on July 13, 2007, to one felony count of introducing a misbranded drug into interstate commerce and (ii) the Civil Settlement Agreement. The Company expects that it and Orphan Medical will also enter into agreements with Medicaid participating states, although to date the states have not provided the Company with any drafts of such agreements.

Pursuant to the Civil Settlement Agreement and the Plea Agreement, payments totaling approximately $20.0 million are required to be made over the period from July 20, 2007 through January 15, 2012. The total includes payments to Federal healthcare programs and Medicaid participating states, as well as restitution and fines. In addition, under the Non-prosecution Agreement, the Company agreed to guarantee payment by Orphan Medical of the amounts due under the Plea Agreement. The total payments due under the Civil Settlement Agreement and the Plea Agreement are payable as follows: $1.0 million in 2007 (which was paid in July 2007); $2.0 million in 2008; $2.5 million in 2009; $3.0 million in 2010; $3.0 million in 2011 and $8.5 million in 2012. All remaining amounts due under the Civil Settlement Agreement could be accelerated if the Company is acquired, or in the event of an uncured default resulting from the failure to make payments when due. In addition, all or a portion of the remaining amounts due under the Civil Settlement Agreement could be accelerated if the Company has net income in any year. Orphan Medical, which no longer directly markets products, may be excluded from participation in Federal healthcare programs as a result of the settlement.

The Company also entered into a five-year corporate integrity agreement with HHS-OIG (the “Corporate Integrity Agreement”) pursuant to which the Company agreed, among other things, to keep in place and continue its current compliance program which includes a compliance committee, a compliance officer, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Company has agreed to provide periodic reports to HHS-OIG and an independent review organization will review its compliance program.

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

The Plea Agreement was approved by the United States District Court for the Eastern District of New York on July 13, 2007.

The Company recorded a charge of $17.5 million during the nine months ended September 30, 2007, which represents the present value of the settlement payments discounted at an interest rate of 4.6%. The non-current portion of this provision as of September 30, 2007 was $14.9 million and the current portion, which is included in accrued liabilities, was $1.8 million.

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

The Company has agreed to indemnify its officers and directors, and the officers and directors of Orphan Medical, for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes that the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2006 and September 30, 2007. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Legal Proceedings

See “Settlement of Investigation” above.

On April 10, 2006, Little Gem Life Sciences LLC, individually and purportedly on behalf of a class of persons similarly situated, filed a complaint against Orphan Medical and former officers of Orphan Medical in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made false and misleading statements in the proxy statement prepared by Orphan Medical in connection with the solicitation of proxies to be voted at the special meeting of Orphan Medical stockholders held on June 22, 2005. The purpose of the special meeting was to consider and vote upon a proposal to adopt the definitive merger agreement pursuant to which the Company acquired Orphan Medical. The plaintiff seeks damages for itself and the putative class, in an unspecified amount, together with interest, litigation costs and expenses, and its attorneys’ fees and other disbursements, as well as unspecified other and further relief. On October 25, 2006, the defendants filed a motion to dismiss the complaint and oral argument on the motion was heard by the United States District Court for the District of Minnesota. On February 16, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint, with leave to amend. On March 14, 2007, the plaintiff filed an amended complaint, and the defendants responded with a motion to dismiss on March 16, 2007. Oral argument on the motion was heard on June 8, 2007. On September 13, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint with prejudice. On September 28, 2007, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. The Company cannot predict or determine the outcome of this matter or reasonably estimate the amount of any judgments or payments that might result from an adverse outcome. Therefore, in accordance with SFAS 5, the Company has not recorded an associated liability. The Company will recognize a liability, if any, when it has an adequate basis to estimate any probable exposure, if any.

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

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Xyrem	$9,646	$7,612	$27,898	$20,967
Antizol (1)	3,790	3,203	10,413	9,341
Cystadane (2)	—	369	365	1,101

Total	$13,436	$11,184	$38,676	$31,409

(1)	Includes sales of Antizol-Vet, which were $48,000 and $69,000 in the three months ended September 30, 2007 and 2006, respectively, and $179,000 and $203,000 in the nine months ended September 30, 2007 and 2006, respectively.

(2)	The Company sold its rights to Cystadane to a third party in March 2007.

The following table presents a summary of total revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$13,416	$10,590	$38,550	$30,435
Europe	7,675	449	10,752	1,259
All other	383	457	524	713

Total	$21,474	$11,496	$49,826	$32,407

The following table presents a summary of revenues from significant customers as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Express Scripts	46%	65%	56%	64%
Cardinal Health	*	*	*	12%
UCB	36%	*	21%	*

*	Represented less than 10% of revenues.

9.	Product License Agreements

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

In March 2007, the Company signed an agreement with a third party under which that third party purchased the Company’s rights to Cystadane, along with its associated product registrations, commercial inventory and trademarks, for cash consideration of $9.0 million. The unrelated third party was also assigned certain contracts related to Cystadane, and assumed substantially all liabilities associated with Cystadane arising subsequent to March 1, 2007. The Company and the third party concurrently entered into a Transition Services Agreement under which the Company performed substantially all of the ongoing services necessary for the sale and promotion of Cystadane on behalf of the third party until June 2007. The Company recorded a gain of approximately $5.1 million in the nine months ended September 30, 2007 on the sale of the rights to Cystadane.

11.	Gain on Extinguishment of Development Financing

In August 2005, the Company entered into an agreement with a third party under which the third party agreed to provide $30.0 million to fund a Phase III clinical trial of JZP-3, a product candidate then in development. The Company was obligated to repay the third party $37.5 million subject to, and conditioned upon, approval by the FDA to market the product in the United States. In addition, the Company agreed to pay royalties at specified rates based on sales of the product within the United States. Under that agreement, the Company received $15.0 million in 2005 and $15.0 million in 2006. In June 2006, following analysis of the results of the Phase III clinical trial, the Company notified the third party of the Company’s intention to discontinue development of JZP-3 and not to seek product marketing approval from the FDA. As of the date the Company notified the third party of the Company’s intention to discontinue development of JZP-3, the Company had recorded $31.6 million for future possible payments as a liability on its balance sheet, of which $30.0 million related to principal and $1.6 million related to interest accrued using the effective interest method. As a result of the Company’s notification, and the subsequent formal termination of the contract in July 2006, the Company was not obligated to make any payments to the third party that otherwise would have been made upon regulatory approval, launch and commercialization of JZP-3, and the Company recorded a gain of $31.6 million in the three and nine months ended September 30, 2006 resulting from the extinguishment of liabilities related to this development financing.

12.	Facilities Leases

In March 2007, the Company entered into a lease agreement for approximately 13,000 square feet of office space in Palo Alto, California. The annual lease payments for this space are approximately $460,000. The fixed term expires in August 2008. In August 2007, the Company entered into a lease agreement for approximately 11,000 square feet of office space in Palo Alto, California, which expires in August 2009. The annual lease payments are approximately $419,000.

13.	Line of Credit

In September 2007, the Company extended its existing line of credit under which the Company may borrow up to 80% of eligible accounts receivable up to a maximum of $5.0 million in borrowings, for an additional 60 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and the results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A. “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business and we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a specialty pharmaceutical company focused on identifying, developing and commercializing innovative products to meet unmet medical needs in neurology and psychiatry. Our goal is to build a broad portfolio of products through a combination of internal development and acquisition and in-licensing activities, and to utilize our specialty sales force to promote our products in our target markets. We apply novel formulations and drug delivery technologies to known drug compounds, and compounds with the same mechanism of action or similar chemical structure as marketed products, to improve patient care by, among other things, improving efficacy, reducing adverse side effects or increasing patient compliance relative to existing therapies. By working with these drug compounds, we believe that we can substantially mitigate the risks and reduce the costs and time associated with product development and commercialization of new therapies with significant market opportunities. Through the application of novel formulations and drug delivery technologies available from third parties, we also explore potential new indications for known drug compounds. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes two marketed products, one product candidate for which an approvable letter has been issued by the United States Food and Drug Administration, or FDA, and four product candidates in various stages of clinical development. We also have additional product candidates in earlier stages of development. In March 2007, we sold our rights to a third marketed product, Cystadane®, for cash consideration of $9.0 million.

Our marketed products are:

•

Xyrem® (sodium oxybate) oral solution. Xyrem is the only product approved by the FDA for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy. We promote Xyrem in the United States to neurologists, psychiatrists, pulmonologists and sleep specialists through our specialty sales force. Xyrem is distributed in the United States by Express Scripts Specialty Distribution Services, or Express Scripts, a specialty pharmaceutical distribution company, which is our only customer for Xyrem. We have licensed the rights to commercialize Xyrem in 54 countries outside of the United States to UCB Pharma Limited, or UCB, and in Canada to Valeant Canada Limited, or Valeant. UCB has commercially launched Xyrem in 13 countries, and Valeant launched Xyrem in Canada at the end of July 2007.

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

Our late-stage product candidates are:

•

Luvox® CR (fluvoxamine maleate extended release capsules). Our most advanced product candidate is Luvox CR, an extended release formulation of fluvoxamine, a selective serotonin reuptake inhibitor, which has been developed for the treatment of obsessive compulsive disorder and social anxiety disorder. We obtained the exclusive rights to market and distribute Luvox CR in the United States from Solvay Pharmaceuticals, Inc., or Solvay, in January 2007. Solvay submitted a new drug application, or NDA, to the FDA for Luvox CR in April 2006. In February 2007, the FDA issued an approvable letter for Luvox CR, and in June 2007, Solvay submitted its complete response to the approvable letter. In July 2007, the FDA accepted for review the submission of the complete response by Solvay, and the FDA’s Prescription Drug User Fee Act, or PDUFA, date for taking action on the response is December 22, 2007. Under our agreement with Solvay, Solvay has primary responsibility for the NDA for Luvox CR and communications with the FDA until after such time, if ever, as the FDA approves the NDA for Luvox CR. Subject to the satisfaction of the requirements set forth in an approvable letter issued by the FDA to Solvay and FDA approval, we expect to commence promotion of Luvox CR in the United States in the first quarter of 2008 through an expanded specialty sales force. During the remainder of 2007 and during

2008, we expect to make significant expenditures relating to the planned launch and commercialization of Luvox CR, including milestone payments to Solvay, activities related to our preparation for marketing and promotion, expansion of our specialty sales force and production of commercial quantities of Luvox CR.

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

In addition to our product candidates in late-stage development, our clinical development pipeline includes the following product candidates:

•

JZP-4 (Type IIa sodium channel antagonist). JZP-4, a controlled release formulation of an anticonvulsant that is in the same chemical class as Lamictal® (lamotrigine), an antiepileptic drug marketed by GlaxoSmithKline is being developed for the treatment of epilepsy and bipolar disorder.

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

On June 6, 2007, we completed our initial public offering of 6,000,000 shares of our common stock at a public offering price of $18.00 per share. Net cash proceeds from the initial public offering were approximately $97.4 million, after deducting underwriting discounts and commissions and estimated offering expenses, not all of which had been paid as of September 30, 2007.

In July 2007, we and our wholly-owned subsidiary, Orphan Medical, Inc., settled a matter relating to an investigation by the United States, acting through the Department of Justice, the United States Attorney’s Office for the Eastern District of New York and other federal agencies, including the Office of Inspector General of the United States Department of Health and Human Services or HHS-OIG. Orphan Medical pled guilty to one felony count of introducing a misbranded drug into interstate commerce. A total of approximately $20.0 million in civil and criminal payments is required to be paid over the next several years in connection with this matter. We have agreed to guarantee payment of amounts payable by Orphan Medical.

We were not prosecuted; however, as part of the settlement we entered into a corporate integrity agreement with the HHS-OIG. That agreement requires us to maintain a comprehensive compliance program, which we have in place, and we will have additional ongoing compliance-related operating costs related to our compliance program and the corporate integrity agreement. See Part I, Item 1 “Note 7, Commitments and Contingencies” elsewhere in this report for additional details regarding this settlement.

In July 2007, we completed a pharmacokinetic study of JZP-2, a product candidate for the acute treatment of panic attacks associated with panic disorder. Based upon our analysis of the pharmacokinetic data generated by the study, we have discontinued this product candidate.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates currently in clinical development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We are expanding our commercial organization to launch additional products. It is very expensive to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations.

Revenues

Product Sales, Net

The following is a summary of our product sales, net for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Xyrem	$9,646	$7,612	$27,898	$20,967
Antizol (1)	3,790	3,203	10,413	9,341
Cystadane (2)	—	369	365	1,101

Total	$13,436	$11,184	$38,676	$31,409

(1)	Includes sales of Antizol-Vet, which were $48,000 and $69,000 in the three months ended September 30, 2007 and 2006, respectively, and $179,000 and $203,000 in the nine months ended September 30, 2007 and 2006, respectively.

(2)	We sold our rights to Cystadane to a third party in March 2007.

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

Antizol (fomepizole). Revenues from sales of Antizol in the United States represented primarily sales to pharmaceutical wholesalers. Our sales of Antizol to distributors outside of the United States have not been material. The orphan drug exclusivity for Antizol expired for ethylene glycol poisoning in 2004 and is scheduled to expire in December 2007 for methanol poisoning. If third parties introduce generic versions of Antizol, revenues and gross margins from sales of Antizol, could be negatively impacted by competition which may cause us to reassess the value of the Antizol intangible asset. The value of this asset as recorded on our condensed consolidated balance sheet at September 30, 2007 was $23.7 million. Antizol is stocked by hospitals for use in emergency rooms and sales are typically uneven from quarter to quarter. We do not believe that the increased sales during the three months ended September 30, 2007 are necessarily indicative of sales in future periods.

Cystadane (betaine anhydrous). We sold our rights to Cystadane in March 2007 for $9.0 million, and, accordingly, we will not receive future revenues from the sale of this product.

Royalties, Net

We receive royalties primarily from international distributors of our products, typically based on their net sales of our products. Royalty income was $253,000 and $150,000 in the three months ended September 30, 2007, and 2006 respectively, and $824,000 and $336,000 in the nine months ended September 30, 2007 and 2006, respectively. Although we do not expect royalty revenues to comprise a substantial portion of our revenues in the near future, we expect royalty revenues to increase as sales of Xyrem by UCB increase.

Contract Revenues

Almost all of our contract revenues related to upfront or milestone payments received from UCB. UCB made nonrefundable commercial milestone payments of $500,000 and $2.0 million in June 2006 and March 2007, respectively, which we recognized upon achievement of the milestones. UCB also made a nonrefundable development milestone payment of $7.5 million in September 2007 in connection with the clinical trials of JZP-6, which we also recognized upon achievement. In connection with the expansion of our agreement with UCB in 2006, UCB made an upfront payment of $5.0 million and subsequently an additional payment of $10.0 million upon exercise of its rights to develop and commercialize JZP-6 for the treatment of fibromyalgia syndrome. These payments are being recognized as revenue through 2019, the estimated performance period of the contract. This amortization resulted in $280,000 and $813,000 of contract revenues for the three and nine months ended September 30, 2007, respectively.

Research and Development Expenses

Our research and development expenses consisted of expenses incurred in identifying, developing and testing our product candidates. These expenses consisted primarily of fees paid to contract research organizations and other third parties to assist us in managing, monitoring and analyzing our clinical trials, clinical trial costs paid to sites and investigators’ salaries, costs of non-clinical studies, including toxicity studies in animals, costs of contract manufacturing services, costs of materials used in clinical trials and non-clinical studies, fees paid to third parties for development candidates or drug delivery or formulation technologies that we have licensed, allocated expenses, such as facilities and information technology that support our research and development activities, and related personnel expenses, including stock-based compensation. Research and development costs are expensed as incurred, including payments made under our license agreements for product candidates in development.

Conducting a significant amount of research and development is central to our business model. Since our formation in 2003 through September 30, 2007, we incurred approximately $168.0 million in research and development expenses, and we plan to continue to make significant investments in research and development for the foreseeable future in order to realize the potential of our portfolio of product candidates and earlier-stage research and development projects. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and length of the clinical trials.

We designate development projects to which we have allocated significant research and development resources with the term “JZP” and a unique number. Earlier-stage development and product lifecycle extension projects are included in “Other projects” in the following table. Early product concept feasibility studies and other research activities are included in “R&D support” in the following table. The expenditures summarized in the following table reflect costs directly attributable to each development candidate and to our “Other projects.” We do not allocate salaries, benefits or other indirect costs to our development candidates or “Other projects,” but include these costs in “R&D support” in the following table. The following table summarizes our research and development expenses for the nine months ended September 30, 2007 and, for JZP projects currently under development, direct research and development expenses attributed to each project from its inception through September 30, 2007.

	Nine Months Ended September 30, 2007	From 2004 to September 30, 2007
Luvox CR	$5,775	$5,775
JZP-6	17,698	31,907
JZP-4	6,084	17,001
JZP-8	900	2,616
JZP-7	1,397	2,879
Other projects	1,322
R&D support	16,076

Total	$49,252

During the nine months ended September 30, 2007, our research and development expenses for Luvox CR primarily consisted of a $2.0 million payment upon execution of a product license agreement and $3.8 million of expenses in connection with the scale-up for commercial manufacturing of Luvox CR. For the year ending December 31, 2007, we expect to incur development expenses of approximately $8.0 to $10.0 million related to Luvox CR, some of which will relate to the manufacturing of commercial supplies of the product that might be sold to customers, which will not be capitalized into inventory prior to approval of the product candidate. In addition, expenses attributed to other projects during the nine months ended September 30, 2007 was reduced by $1.3 million as a result of an agreement with a former technology partner related to a project that was terminated in 2005.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Increase/ (Decrease)	%Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	%Increase/ (Decrease)
	2007	2006			2007	2006
	(In thousands)				(In thousands)
Product sales, net	$13,436	$11,184	$2,252	20%	$38,676	$31,409	$7,267	23%
Royalties, net	253	150	103	69%	824	336	488	145%
Contract revenue	7,785	162	7,623	4706%	10,326	662	9,664	1460%
Cost of product sales	1,938	2,044	(106)	(5%)	5,620	5,367	253	5%
Research and development	16,978	14,746	2,232	15%	49,252	41,920	7,332	17%
Selling, general and administrative	18,069	12,906	5,163	40%	50,583	38,841	11,742	30%
Amortization of intangible assets	2,287	2,400	(113)	(5%)	6,936	7,200	(264)	(4%)
Provision for government settlement	—	—	—	N/A (1)	17,469	—	17,469	N/A (1)
Interest income	1,969	516	1,453	282%	4,360	1,688	2,672	158%
Interest expense	(3,511)	(3,272)	(239)	7%	(10,093)	(10,818)	725	(7%)
Other income (expense), net	(19)	(579)	560	(97%)	1,816	(397)	2,213	(557%)
Gain on extinguishment of development financing obligation	—	31,592	(31,592)	N/A (1)	—	31,592	(31,592)	N/A (1)
Gain on sale of product rights	—	—	—	N/A (1)	5,145	—	5,145	N/A (1)

(1)	No comparable data for prior period or comparison to prior period is not meaningful.

Product Sales, Net

The increase in product sales, net in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to the growth of Xyrem sales, which increased by $2.0 million and $6.9 million, respectively. The product sales, net for the three and nine months ended September 30, 2007 were each reduced by $311,000 as a result of our decision to reserve for costs associated with an isolated manufacturing issue that occurred in one lot of Xyrem in Europe in 2006. We believe the increase in Xyrem sales was primarily attributable to our investments in Xyrem marketing programs and the continued integration of our expanded sales force as well as to increases in the price we charge Express Scripts instituted in August 2006 and May 2007. Sales of Antizol and Antizol-Vet increased by $587,000 and $1.1 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Antizol is stocked by hospitals for use in emergency rooms and sales are typically uneven from quarter to quarter. We do not believe that the higher sales of Antizol in the three and nine months ended September 30, 2007 is necessarily indicative of sales in future periods. As a result of the sale of our rights to Cystadane in March 2007, we did not record any sales of this product in the three months ended September 30, 2007.

Royalties, Net

The increase in royalties, net in the three and nine months ended September 30, 2007 compared to same periods in 2006 was almost entirely due to an increase in royalties on sales of Xyrem by UCB.

Contract Revenue

Contract revenue in both the three and nine months ended September 30, 2007 included a $7.5 million payment due upon the achievement of a development milestone in the clinical trials of JZP-6 in August 2007. Contract revenue in the three and nine months ended September 30, 2007 also included $285,000 and $826,000, respectively, related primarily to the amortization of deferred revenues on $15.0 million of payments received from UCB in the second half of 2006. In addition, contract revenue in the nine months ended September 30, 2007 included a $2.0 million commercial milestone payment from UCB in March 2007, triggered by regulatory approval of Xyrem in Europe for the treatment of narcolepsy with cataplexy. Contract revenue in both the three and nine months ended September 30, 2006 included $162,000 related to the amortization of deferred revenues on $15.0 million of payments received from UCB in the second half of 2006. In addition, contract revenue in the nine months ended September 30, 2006 included $500,000 received from UCB upon achievement of a commercial milestone in June 2006.

Cost of Product Sales

The decrease in cost of product sales in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due to higher Xyrem unit costs in the three months ended September 30, 2006. The higher unit costs in the three months ended September 30, 2006 were due primarily to the sale of inventory with higher packaging costs.

The increase in cost of product sales in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to an increase in product sales, partially offset by an expense in the nine months ended September 30, 2006 related to a fair value adjustment to inventory acquired as part of the acquisition of Orphan Medical and higher Xyrem unit costs resulting from higher packaging costs.

Research and Development Expenses

Higher research and development expenses in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 resulted from increased headcount and related expenses and to a lesser extent increased spending on development projects, partially offset by a benefit of $1.3 million, recorded in the three and nine months ended September 30, 2007, as a result of an agreement with a former technology partner related to a project that was terminated in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher in the three months and nine months ended September 30, 2007 as compared to the same periods in 2006 primarily due to growth in headcount and related expenses, spending in preparation for the launch of Luvox CR, and higher expenses to support the sales force. Legal fees were lower in the three and nine months ended September 30, 2007 as compared to the same periods of 2006, primarily as a result of the costs in 2006 of our initial response to the government investigation described in Part II Item 1 “Legal Proceedings”. In order to prepare for the launch of Luvox CR, we plan to significantly expand our specialty sales force to approximately 200 positions by the end of 2007, many of which have recently been filled. As a result of these hires and other activities associated with the launch of Luvox CR we expect selling, general and administrative expenses to increase during the fourth quarter of 2007 and the first half of 2008.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology, agreements not to compete and trademarks, all of which were recorded as a result of the acquisition of Orphan Medical in June 2005, and are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three and nine months ended September 30, 2007 were lower as compared to the same periods in 2006 as a result of the sale of our rights to Cystadane in March 2007. The orphan drug exclusivity for Antizol expired for ethylene glycol poisoning in 2004 and is scheduled to expire in December 2007 for methanol poisoning. If third parties introduce generic versions of Antizol, revenues and gross margins from sales of Antizol could be negatively impacted by competition which may cause us to reassess the carrying value of the Antizol intangible asset. The value of this asset as recorded on our condensed consolidated balance sheet at September 30, 2007 was $23.7 million.

Provision for Government Settlement

In April 2006, we and Orphan Medical received subpoenas from the United States Department of Justice in connection with the sale and marketing of Xyrem. In July 2007, we reached a comprehensive settlement with the United States government in connection with this matter and agreed to make payments totaling approximately $20.0 million, including interest, over the next several years. We recorded a charge of $17.5 million in the nine months ended September 30, 2007, which represents the present value of these payments discounted at an interest rate of 4.6%.

Interest Income

Interest income was higher in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 primarily due to higher average cash balances as a result of our IPO in June 2007.

Interest Expense

Interest expense in the three and nine months ended September 30, 2007 and 2006 primarily related to interest on our $80.0 million principal amount of senior secured notes issued in June 2005. Interest on the notes is comprised of the accretion of a discount related to warrants that were issued in conjunction with the notes, amortization of debt issuance costs and quarterly cash payments for interest and was calculated using the effective interest method. In the nine months ended September 30, 2006, interest expense also included $1.1 million related to the financing of a product candidate in development. In June 2006, following the analysis of the results of a Phase III clinical trial, we decided to discontinue development of the product candidate and therefore did not accrue interest subsequent to May 31, 2006.

Other Income (Expense), Net

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

We recorded a charge of $579,000, in other income (expense), net, during the three months ended September 30, 2006, to reflect an increase in the fair value of the preferred stock warrant liability. We recorded a benefit of $1.8 million and a charge of $397,000, in other income (expense), net, during the nine months ended September 30, 2007 and 2006, respectively, to reflect changes in the fair value of the preferred stock warrant liability.

Gain on Extinguishment of Development Financing Obligation

In August 2005, we entered into an agreement with a third party under which the third party agreed to provide $30.0 million to fund a Phase III clinical trial of JZP-3, a product candidate then in development. We were obligated to repay the third party $37.5 million subject to, and conditioned upon, approval by the FDA to market the product in the United States. In addition, we agreed to pay royalties at specified rates based on sales of the product within the United States. Under that agreement, we received $15.0 million in 2005 and $15.0 million in 2006. In June 2006, following analysis of the results of the Phase III clinical trial, we notified the third party of our intention to discontinue development of JZP-3 and not to seek product marketing approval from the FDA. As of the date we notified the third party of our intention to discontinue development of JZP-3, we had recorded $31.6 million for future possible payments as a liability on our balance sheet, of which $30.0 million related to principal and $1.6 million related to interest accrued using the effective interest method. As a result of our notification, and the subsequent formal termination of the contract in July 2006, we were not obligated to make any payments to the third party that otherwise would have been made upon regulatory approval, launch and commercialization of JZP-3, and we recorded a gain of $31.6 million in the three and nine months ended September 30, 2006 resulting from the extinguishment of liabilities related to this development financing.

Gain on Sale of Product Rights

In March 2007, we entered into an agreement under which an unrelated third party purchased our rights to Cystadane, along with the associated product registrations, commercial inventory and trademarks, for $9.0 million in cash. In connection with this transaction, we recorded a $5.1 million gain in the nine months ended September 30, 2007.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of September 30, 2007, we had an accumulated deficit of $256.4 million. We have not achieved profitability, and we anticipate that we will continue to incur net losses for the next several years .To date, our operations have been financed primarily through the sale of preferred stock, the issuance of senior secured notes and warrants, a line of credit, development financing related to one of our previous product candidates, our collaboration with UCB related to one of our products and a product candidate and our initial public offering. In September 2007, we extended our existing line of credit for an additional 60 days under which we may borrow up to 80% of eligible accounts receivable up to a maximum of $5.0 million in borrowings.

As of September 30, 2007, we had $130.9 million in cash, cash equivalents and marketable securities, held primarily in obligations of United States government agencies, corporate debt securities and money market funds.

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(53,030)	$(39,492)
Investing activities	(4,068)	(1,212)
Financing activities	98,122	50,004

Net cash used in operating activities during the nine months ended September 30, 2007 primarily reflected the net loss, offset in part by changes in working capital, depreciation and amortization, the liability under government settlement, the change in the preferred stock warrant liability and the gain on sale of product rights. Net cash used in operating activities during the nine months ended September 30, 2006 primarily reflected the net loss, offset in part by depreciation and amortization and the gain on the extinguishment of the development financing obligation. Net cash used in investing activities during the nine months ended September 30, 2007 and 2006 primarily related to purchases of property and equipment. In addition, investing activities during the nine months ended September 30, 2007 included proceeds of $9.0 million from the sale of our rights to Cystadane. Net cash provided by financing activities during the nine months ended September 30, 2007 was primarily attributable to the issuance of common stock in our 2007 initial public offering. Net cash provided by financing activities during the nine months ended September 30, 2006 was primarily attributable to issuances of preferred stock and funding under a development financing agreement.

We believe that our current cash, cash equivalents and marketable securities and interest earned thereon, together with planned financings and anticipated revenues from product sales, royalties and funding that we expect to receive from our current collaboration arrangement with UCB, will be sufficient to satisfy our current operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. See Part II Item 1A—Risk Factors—”Our operations have generated negative cash flows, and if we are unable to secure additional funding when we need it, we may be required to reduce operations” and other risk factors included in Part II Item 1A for a discussion of the factors that will influence our future capital requirements.

We will need to raise additional funds to finance our business and support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through development financings, collaborations, or public or private debt or equity financings. If we raise funds through collaborations, we may be required to relinquish, on terms that are not favorable to us, rights to some of our product candidates that we would otherwise seek to develop or commercialize ourselves or to sell the rights to one or more commercial products to third parties. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or commercialization of our products. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

Other than payments due under the settlement of the government investigation and payments due under a new lease signed in August 2007, there have been no material changes in our contractual obligations, outside the ordinary course of business, as set forth in our Registration Statement on Form S-1/A, filed with the SEC on May 31, 2007. Payments due under the settlement of the government investigation are as follows:

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

In August 2007, we signed a new 24 month lease for approximately 11,000 square feet of space in Palo Alto, California which will require us to make payments of approximately $419,000 per year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will adopted by us effective January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial position.

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

In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us effective January 1, 2008. We are currently evaluating the effect that the adoption of EITF 07-3 will have on our consolidated results of operations and financial position.

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

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash and investments, all of which have maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including United States government agencies, corporate bonds, commercial paper and money market funds. Our cash and investments as of September 30, 2007 consisted primarily of obligations of United States government agencies, commercial paper and money market funds.

Our settlement with the government, which is disclosed more fully in Part II Item 1 “Legal Proceedings”, and our senior secured notes have fixed interest payments, and, therefore, we are not subject to market risk with respect to this obligation. Our line of credit bears interest at the prime rate of the financial institution from which we borrow, which is subject to change. However, interest expense in connection with this facility is not material.

We have no operations outside the United States, and almost all of our operating expenses and capital expenditures are denominated in United States dollars. We receive royalties on certain net product sales that are denominated in other currencies, primarily in Euro, but these royalties comprise a small portion of our revenues.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of the end of the period covered by this quarterly report on Form 10–Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of September 30, 2007.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2007, we entered into (i) a civil settlement agreement (the “Civil Settlement Agreement”) with the United States of America, acting through the United States Department of Justice, the United States Attorney’s Office for the Eastern District of New York, the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”), the

United States Office of Personnel Management and the United States Department of Defense TRICARE Management Activity to resolve the governmental investigation related to the promotion of Xyrem and (ii) a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York (the “Non-prosecution Agreement”) under which the United States Attorney’s Office agreed we would not be prosecuted for the matters that were the subject of the investigation. Orphan Medical, which we acquired in June 2005, entered into (i) a plea agreement with the United States Attorney’s Office for the Eastern District of New York (the “Plea Agreement”), under which Orphan Medical pled guilty, on July 13, 2007, to one felony count of introducing a misbranded drug into interstate commerce and (ii) the Civil Settlement Agreement. We expect that both Jazz Pharmaceuticals and Orphan Medical will also enter into agreements with Medicaid participating states, although to date the states have not provided the Company with any drafts of such agreements.

Pursuant to the Civil Settlement Agreement and the Plea Agreement, payments totaling approximately $20.0 million are required to be made over the period from July 20, 2007 through January 15, 2012. The total includes payments to Federal healthcare programs and Medicaid participating states, as well as restitution and fines. In addition, under the Non-prosecution Agreement, we agreed to guarantee payment by Orphan Medical of the amounts due under the Plea Agreement. The total payments due under the Civil Settlement Agreement and the Plea Agreement are payable as follows: $1.0 million in 2007 (which was paid in July 2007); $2.0 million in 2008; $2.5 million in 2009; $3.0 million in 2010; $3.0 million in 2011 and $8.5 million in 2012. All remaining amounts due under the Civil Settlement Agreement could be accelerated if we are acquired, or in the event of an uncured default resulting from the failure to make payments when due. In addition, all or a portion of the remaining amounts due under the Civil Settlement Agreement could be accelerated if we have net income in any year. Orphan Medical, which no longer directly markets products, may be excluded from participation in Federal healthcare programs as a result of the settlement.

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

On April 10, 2006, Little Gem Life Sciences LLC, individually and purportedly on behalf of a class of persons similarly situated, filed a complaint against Orphan Medical and former officers of Orphan Medical in the Untied States District Court for the District of Minnesota. The complaint alleges that the defendants made false and misleading statements in the proxy statement prepared by Orphan Medical in connection with the solicitation of proxies to be voted at the special meeting of Orphan Medical stockholders held on June 22, 2005. The purpose of the special meeting was to consider and vote upon a proposal to adopt the definitive merger agreement pursuant to which we acquired Orphan Medical. The plaintiff seeks damages for itself and the putative class, in an unspecified amount, together with interest, litigation costs and expenses, and its attorneys’ fees and other disbursements, as well as unspecified other and further relief. On October 25, 2006, the defendants filed a motion to dismiss the complaint and oral argument on the motion was heard by the United States District Court for the District of Minnesota. On February 16, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint, with leave to amend. On March 14, 2007, the plaintiff filed an amended complaint, and the defendants responded with a motion to dismiss on March 16, 2007. Oral argument on the motion was heard on June 8, 2007. On September 13, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint with prejudice. On September 28, 2007, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. We cannot predict or determine the outcome of this matter or reasonably estimate the amount of any judgments or payments that might result from an adverse outcome.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Registration Statement on Form S-1/A, filed with the SEC on May 31, 2007. In addition, the risks described under, and the captions entitled, “We have broad discretion to use the net proceeds from this offering and our investment of these proceeds may not yield a favorable return. We may invest the proceeds of this offering in ways you disagree with” and “An active trading market for our common stock may not develop” included in our Registration Statement on Form S-1/A, filed with the SEC on May 31, 2007 have been removed. In assessing these risks, you should also refer to the other information contained in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business

The FDA may not approve Luvox CR for marketing in the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. *

In January 2007, we licensed from Solvay the exclusive rights to market and distribute Luvox CR and Luvox in the United States. Solvay retains the rights to market and distribute Luvox CR outside of the United States. Luvox CR was developed by Solvay in collaboration with Elan Pharma International Limited. In December 2000, Solvay submitted a new drug application, or NDA, to the FDA for Luvox CR for the treatment of obsessive compulsive disorder and social anxiety disorder. In June 2001, as a result of challenges related to Elan’s scale-up of the process to manufacture commercial quantities of Luvox CR, Solvay and Elan mutually agreed to withdraw the NDA for Luvox CR. In April 2006, Solvay resubmitted the Luvox CR NDA to the FDA, requesting approval to market the product for the treatment of obsessive compulsive disorder and social anxiety disorder. Under our agreement with Solvay, Solvay has primary responsibility for the NDA for Luvox CR and communications with the FDA until after such time, if ever, as the FDA approves the NDA. In February 2007, the FDA issued an approvable letter to Solvay. The requirements set forth in the approvable letter include the completion of certain toxicology studies on the impurities that are generated by fluvoxamine maleate, the active pharmaceutical ingredient, or API, in Luvox CR, the submission of additional information relating to the chemistry, manufacturing and controls section of the NDA and the re-analysis by Solvay of certain data set forth in the NDA. Solvay must satisfy the conditions set forth in the letter in order to obtain FDA approval. If Solvay is unable to meet these conditions, or for other reasons, the FDA may not approve Luvox CR for marketing in the United States or the approval could be delayed. Solvay submitted its complete response to the FDA in June 2007. In July 2007, the FDA accepted for review the submission of the complete response by Solvay, and the FDA’s Prescription Drug User Fee Act, or PDUFA, date for taking action on the response is December 22, 2007.

Under the terms of our license agreement with Solvay, we made an initial payment of $2.0 million to Solvay. Although it is still uncertain when, or if, Luvox CR will be approved by the FDA, we intend to significantly expand our sales force, marketing and commercial operations departments and administrative staff in 2007 in anticipation of the commercial launch of Luvox CR. In addition, we have engaged numerous third party vendors, such as contract manufacturers, advertising agencies, market research firms and other service providers, to assist in the anticipated launch of Luvox CR, including Elan, who will manufacture quantities of Luvox CR sufficient for commercial launch. These expenses are significant and must be incurred prior to the approval of Luvox CR in order for us to be prepared to launch the product as soon as possible following approval. The costs cannot be recouped or applied to other products if the FDA does not approve Luvox CR. In addition, the failure to obtain FDA approval for Luvox CR would result in the loss of a major source of potential near-term revenue for us and postpone the time at which we could potentially become profitable.

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

Our only product candidate currently in Phase III clinical trials is JZP-6 for the treatment of fibromyalgia syndrome. The Phase III clinical trials may not show JZP-6 to be safe and effective for the treatment of fibromyalgia syndrome or the FDA may not otherwise approve JZP-6 for marketing, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. *

We are currently conducting two Phase III pivotal clinical trials for the use of JZP-6 to treat fibromyalgia syndrome, both of which must have statistically significant positive results before we can submit an NDA to the FDA seeking approval of JZP-6 for the treatment of fibromyalgia syndrome. Our Phase III clinical program for JZP-6 is costly, and we do not expect to have preliminary results from our first Phase III study until the second half of 2008. We do not know if our ongoing Phase III pivotal clinical trials will show JZP-6 to be safe and effective for the treatment of fibromyalgia syndrome, or if the FDA or other regulatory authorities will approve JZP-6 for the treatment of fibromyalgia syndrome. Favorable results from our prior Phase II clinical trials with JZP-6 for the treatment of fibromyalgia syndrome may not be indicative of the clinical results from our Phase III pivotal clinical trials. Further, although JZP-6 has the same active pharmaceutical ingredient as Xyrem, which has been approved by the FDA for the treatment of cataplexy and excessive daytime sleepiness in patients with narcolepsy, this does not assure approval by the FDA, or any other regulatory authorities, of this active pharmaceutical ingredient for the treatment of fibromyalgia syndrome. Unsuccessful Phase III pivotal clinical trials or a failure to obtain FDA or other regulatory approval of JZP-6 for fibromyalgia syndrome could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The DEA limits the quantity of certain Schedule I and II controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the API of Xyrem and JZP-6, sodium oxybate, is a Schedule I controlled substance, our supplier of the active pharmaceutical ingredient and our product manufacturers must obtain DEA quotas in order to supply us with sodium oxybate, Xyrem and JZP-6. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate, Xyrem or JZP-6 exceed our supplier’s and contract manufacturer’s DEA quotas, our supplier and contract manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. In cooperation with our manufacturing partners, we sought, and continue to seek, to significantly increase their 2007 quotas from the DEA for sodium oxybate, Xyrem and JZP-6 to satisfy the forecasted demand for Xyrem and to conduct our clinical studies of JZP-6; and if we are not successful in obtaining sufficiently increased quotas in 2007, this could adversely affect our commercial and/or clinical supplies of Xyrem and JZP-6 in 2008. In the future, we intend to seek further increased quotas to supply and manufacture JZP-6 as necessary to complete our clinical trials and, if approved, to commercialize the product. However, our manufacturing partners may not be successful in obtaining increased quotas from the DEA, and without sufficient DEA quotas, there could be shortages of Xyrem for the marketplace or JZP-6 for use in our clinical studies, or both.

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

The investigation by the U.S. Attorney’s Office for the Eastern District of New York concerning the sales and marketing of Xyrem creates additional compliance-related operating costs and could result in additional fines, penalties or other adverse consequences. *

In April 2006, we and our subsidiary Orphan Medical received subpoenas from the U.S. Department of Justice, acting through the U.S. Attorney for the Eastern District of New York, in connection with the sale and marketing of Xyrem. In April 2006, a physician who was a speaker for Orphan Medical, and for a short time for us, was indicted by a federal grand jury in the U.S. District Court for the Eastern District of New York. The indictment includes allegations that the physician engaged in a scheme with Orphan Medical sales representatives and other Orphan Medical employees to promote and obtain reimbursement for Xyrem for medical uses not approved for marketing by the FDA. In March 2007, in the same federal court, a former Orphan Medical regional sales manager, who also worked for a short time for us, pled guilty based on similar allegations to introducing a misbranded drug into interstate commerce.

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

While we were not prosecuted, as part of the settlement we entered into a corporate integrity agreement with the Office of Inspector General, U.S. Department of Health and Human Services. That agreement requires us to maintain a comprehensive compliance program, and we will have additional ongoing compliance-related operating costs related to this compliance program and the corporate integrity agreement. In the event of an uncured material breach or deliberate violation, as the case may be, of the corporate integrity agreement or the other definitive settlement agreements we entered into, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution.

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

We are developing JZP-6 for the treatment of fibromyalgia syndrome. In June 2007, the FDA approved Lyrica (pregabalin), an anticonvulsant marketed by Pfizer for the treatment of partial seizures, post herpetic neuralgia and diabetic peripheral neuropathy, for the management of fibromyalgia syndrome. There are currently no other products approved by the FDA for the treatment of fibromyalgia syndrome. In clinical practice, a variety of drugs are often prescribed to address individual symptoms of fibromyalgia syndrome, including antidepressants, pain medications, muscle relaxants, hypnotics and anticonvulsants. In addition to JZP-6 and Lyrica, we believe that there are currently two programs that have completed or are in Phase III clinical development for the treatment of fibromyalgia syndrome, including programs being conducted by large pharmaceutical companies with far greater resources than we have.

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

Our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we may. For example, other major pharmaceutical companies are conducting, or have completed, Phase III clinical trials of product candidates for the treatment of fibromyalgia syndrome. These product candidates may reach the market before JZP-6, or may be better accepted by physicians and patients. Thus, even if we successfully complete our Phase III clinical trials for JZP-6 for the treatment of fibromyalgia syndrome and achieve FDA approval, JZP-6 may not result in significant commercial revenues for us.

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

Our products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of our products or because our protection has expired or is not sufficiently broad. The FDA has granted orphan drug exclusivity for Xyrem until July 2009 for cataplexy in patients with narcolepsy, and until November 2012 for excessive daytime sleepiness in patients with narcolepsy. Once our orphan drug exclusivity periods for Xyrem expire, other companies could introduce generic equivalents of Xyrem if the generic equivalents do not infringe our existing patents covering Xyrem. Once our orphan drug exclusivity period for Xyrem for the treatment of cataplexy expires in July 2009, prescriptions for Xyrem, or if approved by the FDA, JZP-6, could possibly be filled with generic equivalents that have been approved for the treatment of cataplexy in patients with narcolepsy, even if the patient is diagnosed with excessive daytime sleepiness or fibromyalgia syndrome. Orphan exclusivity for Antizol for ethylene glycol poisoning expired in 2004 and the orphan exclusivity for Antizol for methanol poisoning will expire in December 2007. Once the orphan drug exclusivity expires, there are no legal barriers to one or more third parties introducing and selling generic forms of Antizol. We have filed a patent application covering Antizol, but no patent has yet issued and we cannot know when, or if, a patent will issue or if issued, if it would prevent or inhibit generic competition. Patent protection is not available for the active pharmaceutical ingredient in most of our products and product candidates, including Xyrem, Luvox CR and JZP-6. Although Xyrem is covered by patents expiring in 2019 with claims covering the formula and process for manufacturing our commercial formulation of Xyrem, it is possible that other companies could manufacture generic equivalents of Xyrem in ways that are not covered by the claims of these patents.

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

Our potential future commercial products, including Luvox CR and JZP-6, will require further expansion of our sales force and a significant sales support organization, and we will need to commit significant additional management and other resources to the growth of our sales organization before the commercial launch of Luvox CR and those product candidates. We may not be able to achieve the necessary growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. If we elect to rely on third parties to sell our products in the United States, we may receive less revenue or incur more expense than if we sold our products directly. In addition, we may have little or no control over the sales efforts of those third parties. If we are unable to appropriately expand our sales force or collaborate with third parties to sell our products, our ability to generate revenues would be adversely affected.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth. *

We are a small company, with 361 regular full-time employees as of October 31, 2007, approximately 55% of whom joined us in the last 12 months. To continue our commercialization and development activities, we will need to expand our employee base for managerial, operations, development, regulatory, sales, marketing, financial and other functions. It is particularly difficult to recruit new employees to the San Francisco Bay Area, where our offices are located, in large part due to high housing costs. If we cannot recruit qualified employees when we need them, our key activities could be delayed. Growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, particularly with respect to the expansion of our sales and marketing organization and related functions for the potential commercialization of Luvox CR and JZP-6. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any growth effectively, and our failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

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

The market participants to whom we sell Antizol, which accounted for $12.5 million and $10.4 million in net product sales in 2006 and the first nine months of 2007, respectively, and the market participants to whom we expect to sell most of our future products, including Luvox CR, have undergone significant consolidation, marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. In addition, excess inventory levels held by large distributors can lead to periodic and unanticipated reductions in our revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

Prescription drug importation from Canada and other countries could increase pricing pressure on our products and could decrease our revenues and profit margins.

Under current U.S. law, there is a general prohibition on imports of unapproved products. The FDA has published internal guidance that sets forth the agency’s enforcement priorities for imported drugs. Under this policy, the FDA allows its personnel to use their discretion in permitting entry into the United States of personal use quantities of FDA-regulated products in personal baggage and mail when the product does not present an unreasonable risk to the user. Thus, individuals may import prescription drugs that are unavailable in the United States from Canada and other countries for their personal use under specified circumstances. Other imports, although illegal under U.S. law, also enter the country as a result of the resource constraints and enforcement priorities of the FDA and the U.S. Customs Services. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will permit pharmacists and wholesalers to import prescription drugs into the United States from Canada under specified circumstances. These additional import provisions will not take effect until the Secretary of Health and Human Services makes a required certification regarding the safety and cost savings of imported drugs and the FDA has promulgated regulations setting forth parameters for importation. These conditions have not been met to date and the law has therefore not taken effect. However, legislative proposals have been introduced to remove these conditions and implement changes to the current import laws, or to create other changes that would allow foreign versions of our products priced at lower levels than in the United States to be imported or reimported to the United States from Canada, Europe and other countries. If these provisions take effect, the volume of prescription drug imports from Canada and elsewhere could increase significantly and our products could face competition from lower priced imports.

Even if these provisions do not take effect and alter current law, the volume of prescription drug imports from Canada and elsewhere could increase due to a variety of factors, including the further spread of internet pharmacies and actions by a number of state and local governments to facilitate Canadian and other imports. These imports may harm our business.

We licensed Xyrem to Valeant to distribute in Canada. Due to government price regulation in Canada, products are generally sold in Canada for lower prices than in the United States. Due to the risk management program for Xyrem and our agreement with Valeant, we believe that it is unlikely that Xyrem will be imported from Canada to the United States.

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

Risks Relating to Our Financial Condition

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable. *

We have a limited operating history and have incurred significant net losses since our inception in 2003, and we expect to continue to incur net losses for the next several years. Our net losses for the nine month period ended September 30, 2007 and the year ended December 31, 2006 were $78.8 million and $59.4 million, respectively, and we had an accumulated deficit of $256.4 million at September 30, 2007. We expect our operating expenses to increase over the next several years as we develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates currently in clinical development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to expand our commercial organization to launch additional products. It is very expensive to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Our operations have generated negative cash flows, and if we are unable to secure additional funding when we need it, we may be required to reduce operations. *

As of September 30, 2007, we had approximately $143.3 million in cash, cash equivalents, restricted cash and investments and marketable securities. Our cash flows used in operations for the nine month period ended September 30, 2007 and the year ended December 31, 2006 were approximately $53.0 million and $57.4 million, respectively. Substantially all of our $38.7 million and $43.3 million in net product sales during the nine month period ended September 30, 2007 and the year ended December 31, 2006, respectively, resulted from sales of Xyrem and Antizol. Sales of either or both products could decrease due to adverse market conditions, introduction of generic products, negative publicity or other events outside our control. We must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials of our product candidates and significant funds to our commercial operations. We believe that our current cash, cash equivalents and marketable securities and interest earned thereon, together with currently planned financings and anticipated revenues from product sales, royalties and funding that we expect to receive from our current collaboration arrangement with UCB, will be sufficient to satisfy our current operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Although we generate product revenues, since our inception in 2003 we have financed our operations primarily through the sale of preferred stock, the issuance of senior secured notes and warrants, a line of credit, development financing related to one of our previous product candidates, our collaboration with UCB related to Xyrem and JZP-6 and our initial public offering. In addition, the audit report in our 2006 consolidated financial statements contained an explanatory paragraph stating that our recurring losses from operations and cash used in operating activities raised substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2007, we had secured indebtedness of $82.6 million at face value, substantially all of which we incurred in connection with our acquisition of Orphan Medical. Our substantial debt combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

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

Future sales of our common stock in the public market could cause our stock price to fall. *

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2007, we had 24,550,554 shares of common stock outstanding.

The 6,000,000 shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. The remaining 18,550,554 shares of common stock outstanding as of September 30, 2007 are restricted as a result of securities laws or lock-up agreements. These shares will generally become available for sale in the public market as follows:

•

approximately 14,219,877 shares, less shares subject to a repurchase option in our favor tied to the holders’ continued service to us (which will be eligible for sale upon lapse of the repurchase option), will be eligible for sale upon expiration of lock-up agreements on November 28, 2007; and

•

the remainder of the restricted shares will be eligible for sale from time to time thereafter upon expiration of their respective one-year holding periods, but could be sold earlier if the holders exercise any available registration rights.

Morgan Stanley & Co. Incorporated and Lehman Brothers Inc., may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

As of September 30, 2007, the holders of approximately 19,306,128 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. In addition, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register up to 4,957,794 shares of our common stock for issuance under our stock option and employee stock purchase plans.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2007, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 64.2% of our capital stock, of which 7.6% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. *

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, and rules of the Securities and Exchange Commission and the NASDAQ Stock Market, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel must continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 31, 2007, our registration statement on Form S-1/A (Registration No. 333-141164) was declared effective by the SEC for our initial public offering, pursuant to which we registered 6,000,000 shares of common stock to be sold by us. The stock was offered at $18.00 per share. Our common stock commenced trading on June 1, 2007. The offering closed on June 6, 2007 after the sale of all securities registered, and as a result, we received net proceeds of approximately $97.4 million, after underwriters’ discounts of approximately $7.6 million and other expenses of $3.0 million.

As of September 30, 2007, we have used approximately $14.9 million of the net proceeds from the offering to fund the planned U.S. launch and commercialization of Luvox CR, to fund our Phase III pivotal clinical trials of JZP-6 and to fund continued development of and feasibility activities for our portfolio of clinical and early-stage product candidates. We intend to use the remaining net proceeds to fund the planned U.S. launch and commercialization of Luvox CR, including for development and commercial milestone payments to Solvay in connection with the acquisition of our U.S. rights to Luvox CR, to fund activities related to our preparation for marketing and promotion of Luvox CR and the expansion of our specialty sales force, to fund production of initial commercial quantities of Luvox CR, to fund our Phase III pivotal clinical trials of JZP-6 to fund continued development of and feasibility activities for our portfolio of clinical and early-stage product candidates. We continually assess the specific uses and allocations for these funds. Pending use of the remaining net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment grade securities.

Item 6.	Exhibits.

Exhibit Number	Description of Document
3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Jazz Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Jazz Pharmaceuticals, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Common Stock Certificate.

4.3(1)	Third Amended and Restated Investor Rights Agreement dated June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein.

4.4(4)	Senior Secured Note and Warrant Purchase Agreement, dated as of June 24, 2005, by and among Jazz Pharmaceuticals, Inc., Twist Merger Sub, Inc. and the Purchasers.

4.5(4)	Form of Senior Secured Note of Jazz Pharmaceuticals, Inc.

4.6(4)	Form of Series BB Preferred Stock Warrant of Jazz Pharmaceuticals, Inc.

10.57A(5)	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc., and Orphan Medical, Inc.

10.57B(5)	Non-prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc.

10.57C(5)	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.

10.57D(5)	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc.

10.62	Amendment to Employment Agreement, effective on September 1, 2007, by and between Jazz Pharmaceuticals, Inc. and Bruce Cozadd.

10.63#	Addendum No. 4 to Amended and Restated Master Services Agreement, dated as of July 16, 2007, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.64	Form of Restricted Stock Unit Award of Jazz Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as the like numbered exhibit to Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (No. 001-33500), as filed with the Securities and Exchange Commission on August 10, 2007 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Jazz Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (No. 333-141164), as filed with the Securities and Exchange Commission on May 17, 2007, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Jazz Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (No. 333-141164), as filed with the Securities and Exchange Commission on May 17, 2007, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Jazz Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (No. 333-141164), as filed with the Securities and Exchange Commission on March 9, 2007, as amended, and incorporated by reference herein.

(5)	Previously filed as the like numbered exhibit to Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (No. 001-33500), as filed with the Securities and Exchange Commission on July 18, 2007 and incorporated by reference herein.

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Jazz Pharmaceuticals, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2007

Jazz Pharmaceuticals, Inc.

/s/ Matthew K. Fust
Matthew K. Fust
Senior Vice President and Chief Financial Officer
(Duly Authorized and Principal Accounting and
Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Jazz Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Jazz Pharmaceuticals, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Common Stock Certificate.

4.3(1)	Third Amended and Restated Investor Rights Agreement dated June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein.

4.4(4)	Senior Secured Note and Warrant Purchase Agreement, dated as of June 24, 2005, by and among Jazz Pharmaceuticals, Inc., Twist Merger Sub, Inc. and the Purchasers.

4.5(4)	Form of Senior Secured Note of Jazz Pharmaceuticals, Inc.

4.6(4)	Form of Series BB Preferred Stock Warrant of Jazz Pharmaceuticals, Inc.

10.57A(5)	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc., and Orphan Medical, Inc.

10.57B(5)	Non-prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc.

10.57C(5)	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.

10.57D(5)	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc.

10.62	Amendment to Employment Agreement, effective on September 1, 2007, by and between Jazz Pharmaceuticals, Inc. and Bruce Cozadd.

10.63#	Addendum No. 4 to Amended and Restated Master Services Agreement, dated as of July 16, 2007, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.64	Form of Restricted Stock Unit Award of Jazz Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as the like numbered exhibit to Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (No. 001-33500), as filed with the Securities and Exchange Commission on August 10, 2007 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Jazz Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (No. 333-141164), as filed with the Securities and Exchange Commission on May 17, 2007, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Jazz Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (No. 333-141164), as filed with the Securities and Exchange Commission on May 17, 2007, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Jazz Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (No. 333-141164), as filed with the Securities and Exchange Commission on March 9, 2007, as amended, and incorporated by reference herein.

(5)	Previously filed as the like numbered exhibit to Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (No. 001-33500), as filed with the Securities and Exchange Commission on July 18, 2007 and incorporated by reference herein.

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Jazz Pharmaceuticals, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.