Form 10-Q
period 2008-03-31
JAZZ PHARMACEUTICALS INC
filed 2008-05-15
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

As of May 9, 2008, 24,622,636 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,771	$102,945
Restricted cash	1,998	1,939
Marketable securities	4,410	—
Accounts receivable, net of allowances of $159 and $218 at March 31, 2008 and December 31, 2007, respectively	5,310	5,389
Inventories	2,200	2,213
Prepaid expenses	3,210	3,224
Other current assets	1,346	381

Total current assets	119,245	116,091
Property and equipment, net	3,875	3,941
Intangible assets, net	74,919	36,040
Goodwill	38,213	38,213
Long-term restricted cash and investments	—	12,000
Other long-term assets	2,766	1,269

Total assets	$239,018	$207,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,180	$3,459
Accounts payable	8,915	2,856
Accrued liabilities	30,133	29,047
Purchased product rights liability	31,000	—
Deferred revenue	1,494	1,494

Total current liabilities	74,722	36,856
Non-current portion of deferred revenue	12,183	12,468
Liability under government settlement	13,063	14,881
Senior secured notes (including $91,312 and $52,581 as of March 31, 2008 and December 31, 2007, respectively, held by related parties)	113,367	75,116
Commitments and contingencies (Note 6)
Common stock subject to repurchase	13,241	13,241
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	375,607	371,440
Accumulated other comprehensive income	12	19
Accumulated deficit	(363,179)	(316,469)

Total stockholders’ equity	12,442	54,992

Total liabilities and stockholders’ equity	$239,018	$207,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales, net	$13,984	$11,625
Royalties, net	365	211
Contract revenues	285	2,252

Total revenues	14,634	14,088
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	2,298	2,003
Research and development	21,243	14,867
Selling, general and administrative	32,780	14,339
Amortization of intangible assets	2,121	2,362

Total operating expenses	58,442	33,571

Loss from operations	(43,808)	(19,483)
Interest income	897	1,091
Interest expense (including $2,825 and $2,254 for the three months ended March 31, 2008 and 2007, respectively, pertaining to related parties)	(3,787)	(3,268)
Other expense	(12)	(3,069)
Gain on sale of product rights	—	5,145

Net loss	$(46,710)	$(19,584)

Net loss per share, basic and diluted	$(1.97)	$(851.48)

Weighted-average common shares used in computing net loss per share, basic and diluted	23,743	23

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(46,710)	$(19,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	524	262
Amortization of intangible assets	2,121	2,362
Fair value adjustment to acquired finished goods	—	54
Non-cash interest expense	330	219
Revaluation of preferred stock warrant liability	—	3,067
Stock-based compensation expense	2,227	940
Gain on sale of product rights	—	(5,145)
Changes in assets and liabilities:
Accounts receivable	79	(778)
Inventories	10	344
Prepaid expenses and other current assets	(951)	1,080
Other assets	(232)	(1,528)
Accounts payable	6,059	(2,298)
Accrued liabilities	476	155
Deferred revenue	(285)	(15)
Deferred rent	—	(49)
Provision for government settlement	(1,818)	—

Net cash used in operating activities	(38,170)	(20,914)
Investing activities
Purchases of property and equipment	(458)	(271)
Transfer of long-term restricted investments to marketable securities	(4,410)	—
Decrease (increase) in restricted cash and investments	11,941	(85)
Proceeds from sale of product rights	—	9,000
Purchase of developed technology	(10,000)	—

Net cash (used in) provided by investing activities	(2,927)	8,644
Financing activities
Proceeds from exercise of stock options	2	76
Proceeds from line of credit	3,179	6,077
Repayments under line of credit	(3,458)	(5,164)
Proceeds from sale of senior secured notes and warrants, net of issuance costs	39,200	—

Net cash provided by financing activities	38,923	989

Net decrease in cash and cash equivalents	(2,174)	(11,281)
Cash and cash equivalents, at beginning of period	102,945	78,948

Cash and cash equivalents, at end of period	$100,771	$67,667

Supplemental disclosure of cash flow information:
Cash paid for interest (including $2,563 and $2,100 for the three months ended March 31, 2008 and 2007, respectively, paid to related parties)	$3,616	$3,033
Supplemental disclosure of non-cash financing activities:
Fair value of warrants granted under $40.0 million senior notes	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. The information included in this quarterly report on Form 10–Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K of Jazz Pharmaceuticals, Inc. (the “Company” or “Jazz Pharmaceuticals”) filed with the SEC on March 31, 2008. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Orphan Medical, LLC (“Orphan Medical”) and JPI Commercial, LLC (“JPIC”), after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the next several years. To achieve profitable operations, the Company must successfully identify, develop and commercialize its products. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sales. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products. The Company will need to raise additional funds to support its operations, and such funding may not be available to it on acceptable terms, or at all. The Company may seek additional sources of financing through development financings, collaborations or public or private debt or equity financings, and may also seek to reduce expenses related to its operations.

The Company is launching Luvox® CR, which was approved by the FDA for the treatment of obsessive compulsive disorder and social anxiety disorder in February 2008, and cannot predict with certainty the timing or level of Luvox CR sales. If sales of Luvox CR do not reach the levels the Company expects, and if the Company does not generate sufficient additional cash resources from financings or partnering activities, the Company may be unable to meet its cash requirements under its current operating plan. If product sales do not meet the Company’s expectations and the Company does not raise additional funds, the Company will need to reduce its planned expenditures, perhaps significantly, to preserve cash. If necessary, the Company would implement, beginning as early as the third quarter of 2008, appropriate plans and measures to quickly reduce discretionary spending and capital expenditures, terminate or slow one or more product development programs, reduce headcount, license or sell some of its product candidates or products, or implement a combination of these and other cost cutting measures.

Concentration of Credit Risks

The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to pharmaceutical companies, pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, the Company has not experienced significant credit losses on its accounts receivable. The Company’s five largest customers accounted for an aggregate of approximately 99% and 93% of gross accounts receivable as of March 31, 2008 and December 31, 2007, respectively.

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

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenues from sales of Xyrem within the U.S. are recognized upon transfer of title, which occurs when the Company’s specialty pharmaceutical distributor removes product from the Company’s consigned inventory location at its facility for shipment to a patient. Antizol is, and prior to the Company’s sale of the Company’s rights Cystadane was, shipped to the Company’s wholesaler customers in the U.S. with free on board destination shipping terms, and the Company recognizes revenues when delivery occurs. The Company’s international sales often have customer acceptance clauses and therefore the Company recognizes revenues when it is notified of acceptance or when the time to inspect and reject a shipment has lapsed. When sales to international customers do not have acceptance clauses, the Company recognizes revenues when title transfers, which is generally when the product leaves the Company’s logistics provider’s facilities.

On March 27, 2008, the Company shipped initial stocking orders of Luvox CR and billed its wholesaler customers $3.0 million for those orders. Under the Company’s standard returns policy, the Company’s wholesaler customers have certain rights of return. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has very limited prescription data available to it; therefore the Company is unable to determine the extent of Luvox CR acceptance by the market and therefore is unable to determine what the estimated returns of Luvox CR will be. Accordingly, the Company has deferred revenue on all sales of Luvox CR by recording an offset to accounts receivable; the related cost of sales has also been deferred. Once the Company has prescription data that indicates the extent of Luvox CR acceptance by the market and the Company can estimate returns, the Company will record revenue when the product is delivered to the wholesaler. Prior to that time, the Company will use third party prescription data to record revenue on a “sell-through” basis (based on product dispensed through patient prescriptions). In all cases revenue will be recorded net of estimated returns, wholesaler fees, discounts, chargebacks and rebates and after taking in to account wholesaler and channel inventory levels among other factors.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(46,710)	$(19,584)

Denominator:
Weighted-average common shares outstanding	24,622	627
Less: weighted-average common shares outstanding subject to repurchase	(879)	(604)

Weighted-average common shares used in computing net loss per share, basic and diluted	23,743	23

Net loss per share, basic and diluted	$(1.97)	$(851.48)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2008	2007
Series A convertible preferred stock (as if converted)	—	1,355
Series B convertible preferred stock (as if converted)	—	7,952
Series B Prime convertible preferred stock (as if converted)	—	8,614
Warrants to purchase Series BB convertible preferred stock (as if exercised and converted)	—	786
Warrants to purchase common stock	1,348	—
Options to purchase common stock	3,417	1,863
Common stock subject to repurchase	879	604
Restricted stock units	115	—

Recently Adopted Accounting Standards

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company’s adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations and financial position.

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated results of operations and financial position.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated results of operations and financial position for financial assets and liabilities and any other assets and liabilities carried at fair value.

2.	Inventories

The components of inventories were as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$632	$500
Finished goods (including deferred cost of sales)	1,568	1,713

Total inventories	$2,200	$2,213

3.	Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at March 31, 2008 and December 31, 2007. The gross carrying amounts and net book values of the intangible assets were as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem®	$39,700	$11,542	$28,158	$39,700	$10,499	$29,201
Developed technology - Antizol®	2,715	339	2,376	2,715	—	2,715
Developed technology - Luvox® CR	41,000	333	40,667	—	—	—
Agreements not to compete	5,600	3,726	1,874	5,600	3,389	2,211
Trademarks	2,600	756	1,844	2,600	687	1,913

Total	$91,615	$16,696	$74,919	$50,615	$14,575	$36,040

During the three months ended March 31, 2008, the Company recorded an intangible asset of $41.0 million related to Luvox CR developed technology, of which $10.0 million was paid on March 28, 2008, $10.0 million was paid on April 7, 2008, $10.5 million is payable on September 30, 2008 and $10.5 million is payable on December 31, 2008. The intangible asset related to Luvox CR has been recorded with an estimated useful life of approximately five years. See Note 10 for additional information.

Future amortization costs per year for the Company’s existing intangible assets other than goodwill as of March 31, 2008 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2008 (remaining portion)	$11,272
2009	14,854
2010	13,093
2011	12,716
2012	12,716

4.	Debt Obligations

Senior Secured Notes and Warrants

On March 17, 2008, JPIC, a wholly-owned subsidiary of the Company, sold $40.0 million aggregate principal amount of senior secured notes pursuant to a new debt arrangement. As part of the transaction, the Company issued to the purchasers of these notes warrants to purchase a total of 562,192 shares of its common stock exercisable at an exercise price of $14.23 per share at any time until March 17, 2013. The Company paid an arrangement fee of $800,000 and incurred issuance costs of $634,000 in connection with the transaction. The warrants were recorded as a debt discount at an estimated fair value of $2.0 million and are recorded, net of issuance costs, in stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: a volatility of 51%, a term of 5.0 years, a risk-free rate of 2.2% and an expected dividend yield of 0%. The recorded debt is accreted by the amount of the debt discount over the terms of the notes, and the issuance costs, which were recorded in other long-term assets, are amortized over the term of the notes using the effective interest method. The notes bear interest at 15% per annum, payable quarterly in arrears, and are due on June 24, 2011. In addition, on March 17, 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical were exchanged for the same principal amount of new senior secured notes issued by JPIC pursuant to the new debt arrangement described above at the same interest rate. In the transactions, the Company guaranteed the repayment obligations of JPIC and granted the note holders a security interest in all of the Company’s assets and those of the Company’s wholly-owned subsidiaries. The Company has also agreed to restrictions on working capital borrowings, dividends and certain other payments. Under the debt agreement, the Company may borrow from other sources up to $15.0 million secured by its accounts receivable and inventory. JPIC may be required, upon the occurrence of certain events and if the Company’s annualized net product sales fall below a certain specified level, to redeem up to $30.0 million of the outstanding principal amount of senior secured notes. JPIC may, at its option, prepay some or all of the notes subject to a repayment premium; the repayment premium was 17.8% of the principal amount of the notes as of March 31, 2008 and will be reduced to zero ratably over the term of the notes. If there is an event of default under the terms of the notes, JPIC may be required to prepay some or all of the notes, including a repayment premium. The repayment premium for an event of default was 21.6% of the principal amount of the notes as of March 31, 2008 and will be reduced to zero ratably over the term of the notes.

Subject to satisfying conditions related to the Company’s net product sales and certain closing conditions, the Company has the option pursuant to the new debt arrangement described above, prior to January 31, 2009, to sell to the purchasers of the new $40.0 million of senior secured notes issued on March 17, 2008 up to $30.0 million aggregate principal amount of senior secured notes and warrants to purchase shares of the Company’s common stock at an exercise price based upon the closing stock price for a specified period prior to the sale of the notes and warrants.

The Company is not required to maintain a restricted cash balance under this arrangement. However, if at any time after the quarter ending on March 31, 2009, the Company’s product sales do not reach certain specified levels, JPIC would be required to maintain a restricted cash balance equal to 15% of the then outstanding principal amount of notes. Under a terminated agreement pursuant to which $80.0 million of senior secured notes were issued in 2005 (and later exchanged for new notes as described above), the Company was required to maintain a restricted cash balance of $12.0 million as of December 31, 2007.

Prior to the issuance of the new $40.0 million senior secured notes on March 17, 2008, LB I Group Inc., an entity affiliated with Lehman Brothers Holdings Inc. and a related party, purchased certain senior notes and warrants then outstanding, including certain senior notes and warrants held by an affiliate of Kohlberg Kravis Roberts & Co. L.P., a significant stockholder and a related party. Subsequent to the issuance of the new $40.0 million senior secured notes, entities affiliated with Kohlberg Kravis Roberts & Co. L.P. held notes with an aggregate principal amount of $7.1 million and warrants to purchase 70,156 shares of common stock exercisable at $20.36 per share. Subsequent to the issuance of the new $40.0 million senior secured notes on March 17, 2008, LB I Group Inc. held notes with an aggregate principal amount of $89.5 million, warrants to purchase 479,853 shares of common stock exercisable at $20.36 per share and warrants to purchase 470,836 shares of common stock exercisable at $14.23 per share. Subject to certain conditions and if the Company exercises its option, LB I Group Inc. is also obligated to purchase notes with an aggregate principal amount of up to $27.0 million from JPIC, of the $30.0 million described above. The Company paid LB I Group Inc. the arrangement fee of $800,000 described above in connection with the issuance of the new $40.0 million senior secured notes.

5.	Preferred Stock Warrant Liability

The Company recorded a charge of $3.1 million in other expense during the three months ended March 31, 2007 to reflect an increase in the estimated fair value of a preferred stock warrant liability.

6.	Commitments and Contingencies

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification, including indemnification associated with product liability or infringement of intellectual property rights. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations except as disclosed in the Company’s prior public filings.

The Company has agreed to indemnify its officers and directors, and the officers and directors of Orphan Medical and JPIC, for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes that the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2008 and December 31, 2007. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Legal Proceedings

On April 10, 2006, Little Gem Life Sciences LLC, individually and purportedly on behalf of a class of persons similarly situated, filed a complaint against Orphan Medical and former officers of Orphan Medical in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made false and misleading statements in the proxy statement prepared by Orphan Medical in connection with the solicitation of proxies to be voted at the special meeting of Orphan Medical stockholders held on June 22, 2005. The purpose of the special meeting was to consider and vote upon a proposal to adopt the definitive merger agreement pursuant to which the Company acquired Orphan Medical. The plaintiff seeks damages for itself and the putative class, in an unspecified amount, together with interest, litigation costs and expenses, and its attorneys’ fees and other disbursements, as well as unspecified other and further relief. On October 25, 2006, the defendants filed a motion to dismiss the complaint and oral argument on the motion was heard by the United States District Court for the District of Minnesota. On February 16, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint, with leave to amend. On March 14, 2007, the plaintiff filed an amended complaint, and the defendants responded with a motion to dismiss on March 16, 2007. Oral argument on the motion was heard on June 8, 2007. On September 13, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint with prejudice. On September 28, 2007, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. On November 21, 2007, the plaintiff filed its brief with the United States Court of Appeals for the Eighth Circuit. On December 21, 2007, the defendants filed their brief with the United States Court of Appeals for the Eighth Circuit. On January 8, 2008, the plaintiff filed a reply brief. Oral arguments have been scheduled for May 15, 2008. The Company cannot predict or determine the outcome of this matter or reasonably estimate the amount of any judgments or payments that might result from an adverse outcome.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on results of operations or financial condition.

Facilities Leases

In February 2008, the Company exercised its option to extend the lease on its corporate office building located in Palo Alto, California for one year beginning August 31, 2008. In connection with this extension, the Company will pay approximately $816,000 in lease payments during the one year extension. In addition to these lease payments, the Company is obligated to pay for operating expenses for the leased property.

7.	Fair Value Measurement

As stated in Note 1, on January 1, 2008, the Company adopted SFAS 157 as it applies to its financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than on an entry price which represents the purchase price of an asset or liability. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of March 31, 2008, the Company measured its available-for-sale securities using significant observable prices that are based on inputs not quoted on active markets, but corroborated by market data, Level 2 in the fair value hierarchy, resulting in a fair value estimate of $107.2 million. No other financial assets and liabilities were carried at fair value as of March 31, 2008.

The Company chose not to elect the fair value option as prescribed by SFAS 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short- and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

8.	Comprehensive Loss

Comprehensive loss includes net loss and all changes in stockholders’ equity (deficit) during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. For the three months ended March 31, 2008 and 2007, the difference between comprehensive loss and net loss represented the change in unrealized gains/losses on available-for-sale securities and was not material.

9.	Segment Information

Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended March 31,
	2008 (3)	2007
Xyrem	$11,341	$8,624
Antizol (1)	2,643	2,636
Cystadane (2)	—	365

Total	$13,984	$11,625

(1)	Includes sales of Antizol-Vet, which were $74,500 and $65,000 in the three months ended March 31, 2008 and 2007, respectively.

(2)	The Company sold its rights to Cystadane to a third party in March 2007.

(3)	Excludes sales of Luvox CR that were deferred in accordance with the Company’s revenue recognition policy.

The following table presents a summary of total revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$13,593	$11,513
Europe	645	2,524
All other	396	51

Total	$14,634	$14,088

The following table presents a summary of total revenues from significant customers as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2008	2007
Express Scripts	78%	61%
UCB Pharma Limited	*	17%

*	Represented less than 10% of the Company’s total revenues.

10.	Product License

In January 2007, the Company entered into a product license agreement with Solvay for the rights to market Luvox CR and Luvox in the United States. The Company made a $2.0 million payment upon execution of the agreement which was recorded as research and development expense in the three months ended March 31, 2007. As a result of approval by the FDA and the first commercial sale of Luvox CR, both of which occurred during the three months ended March 31, 2008, the Company is obligated to make payments under this agreement, as amended, of $41.0 million in 2008, of which $10.0 million was paid on March 28, 2008, $10.0 million was paid on April 7, 2008, $10.5 million is payable on September 30, 2008 and $10.5 million is payable on December 31, 2008. The Company is obligated to pay Solvay up to an additional $95.0 million in commercial milestone payments associated with Luvox CR, as well as royalties on net product sales at specified rates. Luvox CR’s FDA approval included a commitment for two Phase IV clinical trials, one in adolescent patients with social anxiety disorder (“SAD”) and the other a duration of effect study in patients with SAD. Solvay is required to reimburse the Company for fifty percent of the costs to be incurred in connection with these clinical trials up to $1.0 million.

11.	Collaboration and License Agreements

Under the terms of an agreement with UCB Pharma Limited (“UCB”), UCB has the right to market Xyrem for the treatment of narcolepsy and JZP-6 for the treatment of fibromyalgia in 54 countries outside of the United States. UCB made a nonrefundable milestone payment to the Company of $2.0 million in March 2007, which was recorded as contract revenue in the three months ended March 31, 2007. The Company recognized contract revenues of $280,000 and $252,000 during the three months ended March 31, 2008 and 2007, respectively, related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

12.	Sale of Product Rights

In March 2007, the Company agreed to sell its rights to Cystadane, associated product registrations, commercial inventory and trademarks for cash consideration of $9.0 million and recorded a gain of $5.1 million.

13.	Stock-Based Compensation

The Company accounts for employee stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Employee stock-based compensation expense recognized in the three months ended March 31, 2008 and 2007 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock–based compensation expense recognized under SFAS 123R related to stock options, restricted stock units, phantom shares and awards under the Company’s employee stock purchase plan was as follows (in thousands):

	For the three months ended March 31,
	2008	2007
Cost of product sales	$43	$4
Research and development	547	201
Selling, general and administrative	1,637	735

Total stock-based compensation expense	$2,227	$940

Employee stock-based compensation costs of $40,000 and $43,000 as of March 31, 2008 and December 31, 2007, respectively, were capitalized as a component of inventory and included in the condensed consolidated balance sheets.

Stock Options

During the three months ended March 31, 2008, the Company granted options to purchase 93,575 shares of common stock. The weighted-average grant-date fair value per share of the stock options granted was $7.58. The fair value of these stock option grants was estimated at the grant date using the Black–Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2008	2007
Weighted-average volatility	59%	61%
Weighted-average expected term	6.1	6.5
Range of risk-free rates	2.7 - 3.3%	4.5 - 4.8%
Expected dividend yield	0.0%	0.0%

The Company issued 1,807 shares of common stock as a result of stock option exercises during the three months ended March 31, 2008.

14.	Subsequent Event

Committed Equity Financing Facility

On May 7, 2008, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75 million of the Company’s common stock over a three year period following the effectiveness of a registration statement to be filed by the Company with the SEC, subject to early termination in certain circumstances. In connection with the CEFF, the Company entered into a common stock purchase agreement and a registration rights agreement, and issued a warrant to Kingsbridge to purchase up to 220,000 shares of the Company’s common stock with an exercise price of $11.20 per share. The warrant is exercisable for a period of five years beginning six months after the date of issuance. Under the CEFF, the maximum number of shares that the Company may sell to Kingsbridge is 4,922,064 shares (exclusive of the shares underlying the warrant issued to Kingsbridge).

Subject to certain conditions and limitations, from time to time under the CEFF, the Company may require Kingsbridge to purchase shares of the Company’s common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day pricing period. The maximum number of shares the Company may require Kingsbridge to purchase in any pricing period is, the greater of (i) 1.5% of the Company’s market capitalization at the time of the commencement of the pricing period or (ii) the lesser of (A) 3.0% of the Company’s market capitalization at the time of the commencement of the pricing period or (B) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the date of the draw down notice issued by the Company with respect to that pricing period; provided, however, that the shares the Company can require Kingsbridge to purchase in any pricing period cannot exceed an aggregate purchase price of $25 million. If the average price of the Company’s common stock is lower than $4.50 or declines more than 10% from the closing price on the trading day immediately prior to the start of a pricing period, the Company cannot draw under the CEFF during that pricing period for so long as the price remains below either of these thresholds. The registration rights agreement requires the Company to file a registration statement with respect to the resale of shares issuable pursuant to the CEFF and underlying the warrant within

90 days of the Company’s entry into the CEFF, to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 180 days of the Company’s entry into the CEFF, and to maintain the effectiveness of the registration statement for up to two years following the termination of the common stock purchase agreement. If the Company fails to maintain the effectiveness of the registration statement or if the Company suspends the use of the registration statement, under certain circumstances the Company may be required to pay certain amounts to Kingsbridge (or issue to Kingsbridge additional shares of common stock in lieu of cash payment) as liquidated damages.

The Company is not obligated to sell any of the $75 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on the Company’s operating activities, automatic pricing resets or minimum market volume restrictions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A. “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business and we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a specialty pharmaceutical company focused on identifying, developing and commercializing innovative products to meet unmet medical needs in neurology and psychiatry. Our goal is to build a broad portfolio of products through a combination of internal development and acquisition and in-licensing activities, and to utilize our specialty sales force to promote our products in our target markets. We apply novel formulations and drug delivery technologies to known drug compounds, and to compounds with the same mechanism of action or similar chemical structure as marketed products, to improve patient care by, among other things, improving efficacy, reducing adverse side effects or increasing patient compliance relative to existing therapies. By working with these drug compounds, we believe that we can substantially mitigate the risks and reduce the costs and time associated with product development and commercialization of new therapies with significant market opportunities. Through the application of novel formulations and drug delivery technologies, we also explore potential new indications for known drug compounds. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes three marketed products and four product candidates in various stages of clinical development. We also have additional product candidates in earlier stages of development.

Our marketed products are:

•

Xyrem® (sodium oxybate) oral solution. Xyrem is the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy. Narcolepsy is a chronic neurologic disorder caused by the brain’s inability to regulate sleep-wake cycles. According to the National Institutes of Health, 150,000 or more individuals in the United States are affected by narcolepsy. We promote Xyrem in the United States to neurologists, psychiatrists, pulmonologists and sleep specialists through our approximately 200 person specialty sales force. We have significantly increased U.S. sales of Xyrem since acquiring rights to Xyrem in June 2005. We have licensed the rights to commercialize Xyrem in 54 countries outside of the United States to UCB Pharma Limited, or UCB, and in Canada to Valeant Canada Limited, or Valeant. UCB markets Xyrem in 13 countries.

•

Luvox® CR (fluvoxamine maleate extended release capsules). Once-daily Luvox CR was approved by the FDA for the treatment of both obsessive compulsive disorder and social anxiety disorder on February 28, 2008. We shipped initial quantities of Luvox CR to wholesalers in March 2008 and began promoting the product through our specialty sales force in April 2008. Luvox CR is a once-daily extended release formulation of fluvoxamine, a selective serotonin reuptake inhibitor. Selective serotonin reuptake inhibitors are used in the treatment of depression, anxiety disorders and some personality disorders. According to the National Institute of Mental Health, obsessive compulsive disorder and social anxiety disorder affect approximately 2.2 million and 15 million adults in the United States, respectively. Luvox CR was developed by Solvay Pharmaceuticals, Inc., or Solvay, in collaboration with Elan Pharma International Limited, or Elan. We obtained the exclusive rights to market and distribute Luvox CR in the United States from Solvay in January 2007. Solvay retains the rights to market and distribute Luvox CR outside of the United States. During the remainder of 2008, we expect to continue to make significant expenditures relating to the commercialization of Luvox CR.

•

Antizol® (fomepizole). Antizol is an FDA-approved antidote for suspected or confirmed ethylene glycol or methanol poisonings in humans. We market Antizol primarily to hospitals and emergency rooms. Antizol is distributed to wholesalers in the United States, and we retain the services of a third party to promote the product. Antizol is marketed by our distributors in Canada and Israel. We also market Antizol-Vet, an injectable formulation of fomepizole approved as an antidote for suspected or confirmed ethylene glycol poisonings in dogs. A generic form of fomepizole was introduced into the market in December 2007 and other generic forms of fomepizole have been approved by the FDA. As a result, we expect that sales of Antizol will decrease substantially during the remainder of 2008.

Our clinical development pipeline consists of the following product candidates:

•

JZP-6 (sodium oxybate). We are developing sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. According to the American College of Rheumatology, between two and four percent of the U.S. population suffers from fibromyalgia. We have successfully completed a Phase II clinical trial of this product candidate for the treatment of fibromyalgia. We are currently conducting two Phase III pivotal clinical trials, and we expect preliminary data from the first Phase III pivotal clinical trial, for which we have completed screening new subjects and achieved our enrollment goal of 525 subjects, in the fourth quarter of 2008. In Phase II clinical trials, JZP-6 achieved a statistically significant improvement compared to placebo in pain based on the pain visual analog scale, which the FDA and the European Agency for the Evaluation of Medicinal Products have indicated is the appropriate primary endpoint for our Phase III pivotal clinical trials. Subject to successful completion of the Phase III clinical trials, we plan to submit a new drug application, or NDA, for JZP-6 in the fourth quarter of 2009. If our NDA is approved by the FDA, we expect to market JZP-6 in the United States to specialists who treat fibromyalgia patients, through an expanded specialty sales force or in partnerships with third parties. We have granted UCB the commercialization rights to JZP-6 in 54 countries outside of the United States.

•

JZP-4 (sodium channel antagonist). JZP-4, a controlled release formulation of an anticonvulsant that is believed to work through a similar mechanism of action as Lamictal® (lamotrigine), an antiepileptic drug marketed by GlaxoSmithKline for the treatment of epilepsy and bipolar disorder. According to the Epilepsy Foundation, approximately 2.7 million people in the United States suffer from epilepsy, and according to the National Institute of Mental Health, approximately 5.7 million people in the United States are affected by bipolar disorder.

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

In January 2007, we entered into a product license agreement with Solvay for the rights to market Luvox CR and Luvox in the United States. We are obligated to make payments under this agreement, as amended, of $41.0 million in 2008, of which $10.0 million was paid on March 28, 2008, $10.0 million was paid on April 7, 2008, $10.5 million is payable on September 30, 2008 and $10.5 million is payable on December 31, 2008.

On March 17, 2008, JPI Commercial, LLC, or JPIC, a wholly-owned subsidiary, sold $40.0 million aggregate principal amount of senior secured notes. As part of the transaction, we issued to the purchasers of these notes warrants to purchase a total of 562,192 shares of our common stock exercisable at an exercise price of $14.23 per share at any time until March 17, 2013. We paid an arrangement fee of $800,000 and incurred other issuance costs of $634,000 in connection with the transaction. We plan to use the net proceeds to fund milestone payments due under our license agreement with Solvay, to fund Luvox CR launch expenses and for general corporate purposes. The notes bear interest at 15% per annum, payable quarterly in arrears, and are due on June 24, 2011. In addition, on March 17, 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical LLC, or Orphan Medical, a wholly-owned subsidiary, were exchanged for the same principal amount of new senior secured notes issued by JPIC at the same interest rate. For additional information see “Liquidity and Capital Resources” below.

Subject to satisfying conditions related to our net product sales and certain closing conditions, prior to January 31, 2009, we have the option to sell to the purchasers of the new $40.0 million of senior secured notes issued on March 17, 2008 up to $30.0 million aggregate principal amount of senior secured notes and warrants to purchase shares of our common stock at an exercise price based upon the closing stock price prior to the sale of the notes and warrants.

In May 2008, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, that entitles us to sell and obligates Kingsbridge to purchase up to the lesser of $75.0 million of our common stock or 4,922,064 shares over a three-year period, subject to certain conditions and restrictions. For additional information see “Liquidity and Capital Resources” below.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates currently in clinical development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We expanded our commercial organization significantly for the launch of Luvox CR. It is very expensive to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations.

Revenues

Product Sales, Net

The following is a summary of our product sales, net for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008 (3)	2007
	(In thousands)
Xyrem	$11,341	$8,624
Antizol (1)	2,643	2,636
Cystadane (2)	—	365

Total	$13,984	$11,625

(1)	Includes sales of Antizol-Vet, which were $74,500 and $65,000 in the three months ended March 31, 2008 and 2007, respectively.

(2)	We sold our rights to Cystadane to a third party in March 2007.

(3)	Excludes sales of Luvox CR which were deferred in accordance with our revenue recognition policy. See “Critical Accounting Polices and Significant Estimates” below for more information.

Xyrem (sodium oxybate) oral solution. Revenues from sales of Xyrem primarily represented sales in the United States to Express Scripts. Revenues from sales of Xyrem under our agreements with UCB and Valeant have not been material. Orphan drug exclusivity for Xyrem in the United States expires in 2009 for the treatment of cataplexy in patients with narcolepsy, and in 2012 for the treatment of excessive daytime sleepiness in patients with narcolepsy.

Antizol (fomepizole). Revenues from sales of Antizol in the United States primarily represented sales to pharmaceutical wholesalers. Antizol is stocked by hospitals for use in emergency rooms and sales are typically uneven from quarter to quarter. Our sales of Antizol to distributors outside of the United States have not been material. As a result of generic competition, we expect sales of Antizol will decrease substantially during the remainder of 2008.

Cystadane (betaine anhydrous). We sold our rights to Cystadane in March 2007 for $9.0 million.

Royalties, Net

We receive royalties primarily from international distributors of our products, typically based on their net sales of our products. Royalty income was $365,000 and $211,000 in the three months ended March 31, 2008 and 2007, respectively. Although we do not expect royalty revenues to comprise a substantial portion of our revenues in the near future, we expect royalty revenues to increase as sales of Xyrem by UCB increase.

Contract Revenues

Almost all of our contract revenues related to upfront or milestone payments received from UCB. UCB made a nonrefundable commercial milestone payment of $2.0 million in March 2007, which we recognized upon achievement of the milestone. In connection with the expansion of our agreement with UCB in 2006, UCB made an upfront payment of $5.0 million and subsequently an additional payment of $10.0 million upon exercise of its rights to develop and commercialize JZP-6 for the treatment of fibromyalgia syndrome. These payments are being recognized as revenue through 2019, the estimated performance period of the contract. This amortization resulted in contract revenues of $280,000 and $252,000 in the three months ended March 31, 2008 and 2007, respectively.

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

Conducting a significant amount of research and development is central to our business model. Since our formation in 2003 through March 31, 2008, we incurred approximately $188.6 million in research and development expenses, and we plan to continue to make significant investments in research and development for the foreseeable future in order to realize the potential of our portfolio of product candidates and earlier-stage research and development projects. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and length of the clinical trials.

We designate development projects to which we have allocated significant research and development resources with the term “JZP” and a unique number. Earlier-stage development and product lifecycle extension projects are included in “Other projects” in the following table. Early product concept feasibility studies and other research activities are included in “R&D support” in the following table. The expenditures summarized in the following table reflect costs directly attributable to each development candidate and to our “Other projects.” We do not allocate salaries, benefits or other indirect costs to our development candidates or “Other projects,” but include these costs in “R&D support” in the following table. The following table summarizes our research and development expenses for the three months ended March 31, 2008 and, for JZP projects currently under development, direct research and development expenses attributed to each project from its inception through March 31, 2008:

	Three Months Ended March 31, 2008	Project Inception to March 31, 2008
	(In thousands)
JZP-6	$9,099	$47,766
JZP-4	1,032	20,988
Luvox CR (1)	1,247	9,681
JZP-7	1,689	5,127
JZP-8	923	4,039
Terminated projects (2)	(134)
Other projects	1,135
R&D support	6,252

Total	$21,243

(1)	During the three months ended March 31, 2008, our research and development expenses for Luvox CR primarily consisted of expenses in connection with the scale-up for commercial manufacturing of Luvox CR prior to FDA approval on February 28, 2008. Expenses subsequent to FDA approval are either expensed as part of cost of product sales as a period expense or capitalized into inventory.

(2)	Relates to a decrease in estimated expenses accrued for a terminated project.

Critical Accounting Policies and Significant Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, in particular related to our agreement with UCB, sales deductions for estimated specialty distributor and wholesaler fees, prompt payment discounts, Medicaid rebates, chargebacks, customer rebates, and royalties. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, stock-based compensation and accrued expenses. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the policies and estimates listed below our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K.

Intangible Assets

We believe we will receive substantially all of the cash flows from the $41.0 million Luvox CR developed technology intangible asset over a period of five years from the date Luvox CR was approved by the FDA. Accordingly, we have selected that period of time as the estimated useful life of the asset. The assumptions and forecasts used to estimate these cash flows are extremely subjective and require a high degree of judgment. The most significant assumption in these estimates is the extent to which competitive products could impact our net sales.

The method of amortization should reflect the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, a straight-line amortization method should be used. We do not believe we should pattern the amortization of the intangible asset using expected cash flows because they are inherently subjective and potentially unreliable and, in addition, cash flows are negative during the product launch period, which would result in periods where no amortization expense is recorded. We believe the rights we have purchased represent a consistent periodic economic benefit to us since we cannot use our right to sell Luvox CR more in one period than in any other and, accordingly, we will amortize the asset on a straight-line basis.

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The estimates and assumptions used in our analysis are very subjective. Changes in our estimates and assumptions could have a material adverse effect on our results of operations.

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenues from sales of Xyrem within the U.S. are recognized upon transfer of title, which occurs when our specialty pharmaceutical distributor removes product from our consigned inventory location at its facility for shipment to a patient. Antizol is, and prior to the sale of our rights Cystadane was, shipped to our wholesaler customers in the U.S. with free on board destination shipping terms, and we recognize revenues when delivery occurs. Our international sales often have customer acceptance clauses and therefore we recognize revenues when we are notified of acceptance or when the time to inspect and reject a shipment has lapsed. When sales to international customers do not have acceptance clauses, we recognize revenues when title transfers, which is generally when the product leaves our logistics provider’s facilities.

On March 27, 2008, we shipped initial stocking orders of Luvox CR and billed our wholesaler customers $3.0 million for those orders. Under our standard returns policy, our wholesaler customers have certain rights of return. As of the date of the filing of this Quarterly Report on Form 10-Q, we have very limited prescription data available to us; therefore we are unable to determine the extent of Luvox CR acceptance by the market and we therefore are unable to determine what the estimated returns of Luvox CR will be. Accordingly, we have deferred revenue on all sales of Luvox CR by recording an offset to accounts receivable; the related cost of sales has also been deferred. Once we have prescription data that indicates the extent of Luvox CR acceptance by the market and we can estimate returns, we will record revenue when the product is delivered to the wholesaler. Prior to that time, we will use third party prescription data to record revenue on a “sell-through” basis (based on product dispensed through patient prescriptions). In all cases revenue will be recorded net of estimated returns, wholesaler fees, discounts, chargebacks and rebates and after taking in to account wholesaler and channel inventory levels among other factors.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	Increase/ (Decrease)
	(In thousands)
Product sales, net	$13,984	$11,625	$2,359	20%
Royalties, net	365	211	154	73%
Contract revenues	285	2,252	(1,967)	(87%)
Cost of product sales (excluding amortization of acquired developed technology)	2,298	2,003	295	15%
Research and development	21,243	14,867	6,376	43%
Selling, general and administrative	32,780	14,339	18,441	129%
Amortization of intangible assets	2,121	2,362	(241)	(10%)
Interest income	897	1,091	(194)	(18%)
Interest expense	(3,787)	(3,268)	(519)	16%
Other expense	(12)	(3,069)	3,057	(100%)
Gain on sale of product rights	—	5,145	(5,145)	N/A (1)

(1)	No comparable data for prior period or comparison to prior period is not meaningful.

Product Sales, Net

The increase in product sales, net in the three months ended March 31, 2008, as compared to the same period in 2007 was primarily due to the growth of Xyrem sales, which increased by $2.7 million. We believe the increase in Xyrem sales was primarily attributable to increases in the price we charged our central pharmacy customer for Xyrem of 7.0% and 9.0% in January 2008 and May 2007, respectively, and to a lesser extent, the expansion of our sales force. Sales of Antizol and Antizol-Vet in the three months ended March 31, 2008 were approximately equal to sales in the same period in 2007. Prior to the sale of our rights to Cystadane in March 2007, we recorded Cystadane sales of $365,000 in the three months ended March 31, 2007.

Royalties, Net

The increase in royalties, net in the three months ended March 31, 2008, as compared to same period in 2007, was entirely due to an increase in royalties on sales of Xyrem by UCB.

Contract Revenue

UCB made a nonrefundable milestone payment to us of $2.0 million in March 2007 which was recorded as contract revenue in the three months ended March 31, 2007. We recognized contract revenues of $280,000 and $252,000 during the three months ended March 31, 2008 and 2007, respectively, related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

Cost of Product Sales

Cost of product sales as a percentage of product sales decreased to 16.4% in the three months ended March 31, 2008, compared to 17.2% in the same period of 2007. The decrease was primarily due to the Xyrem price increases discussed above, and a charge of $133,000 related to a failed production run of Antizol in the 2007 period, which did not recur in the 2008 period, offset by $349,000 of period costs related to Luvox CR in the 2008 period, for which there were no corresponding product sales.

Research and Development Expenses

Higher research and development expenses in the three months ended March 31, 2008, as compared to the same period in 2007, resulted from increased spending on development projects, primarily for JZP-6 and to a lesser extent, increased spending on headcount and related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher in the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to growth in headcount and related expenses, spending in preparation for the launch of Luvox CR, and higher expenses to support our sales force. Legal fees were lower in the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of the costs in 2007 related to a government investigation. We expect selling, general and administrative expenses for the remainder of 2008 to be higher as compared to 2007.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology, agreements not to compete and trademarks, all of which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three months ended March 31, 2008 were lower, as compared to the same period in 2007, as a result of the impairment charge we took in the fourth quarter of 2007 related to Antizol and to the sale of our rights to Cystadane in March 2007, partially offset by amortization costs of $333,000 recorded on Luvox CR intangibles in the three months ended March 31, 2008. We expect amortization costs for the remainder of 2008 to be higher than 2007 costs.

Interest Income

Interest income was lower in the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to lower interest rates, partially offset by higher average cash balances.

Interest Expense

Interest expense in the three months ended March 31, 2008, as compared to the same period in 2007, increased primarily due to interest expense related to the settlement of a government investigation and interest expense recorded on the additional $40.0 million principal amount of senior secured notes issued in March 2008. Interest on the notes is comprised of the accretion of a discount related to warrants that were issued in conjunction with the notes, amortization of debt issuance costs and quarterly cash payments for interest, and was calculated using the effective interest method.

Other Expense

We recorded a charge of $3.1 million in other expense during the three months ended March 31, 2007, to reflect an increase in the estimated fair value of the preferred stock warrant liability.

Gain on Sale of Product Rights

In March 2007, we entered into an agreement under which an unrelated third party purchased our rights to Cystadane along with the associated product registrations, commercial inventory and trademarks, for cash consideration of $9.0 million. In connection with this transaction, we recorded a gain of $5.1 million in the three months ended March 31, 2007.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of March 31, 2008, we had an accumulated deficit of $363.2 million. We have not achieved profitability, and we anticipate that we will continue to incur net losses for the next several years.

To date, our operations have been financed primarily through the sale of convertible preferred stock prior to our initial public offering, the sale of common stock in our initial public offering, the sale of senior secured notes and warrants, project development financing, short-term borrowings under a line of credit and milestone payments received from our collaboration with UCB.

As of March 31, 2008, we had $105.2 million in cash, cash equivalents and marketable securities, held primarily in obligations of United States government agencies, corporate debt securities and money market funds.

On March 17, 2008, JPIC, a wholly-owned subsidiary, sold $40.0 million aggregate principal amount of senior secured notes pursuant to a new debt arrangement. As part of the transaction, we issued to the purchasers of these notes warrants to purchase a total of 562,192 shares of our common stock exercisable at an exercise price of $14.23 per share at any time until March 17, 2013. We paid an arrangement fee $800,000 and incurred other expenses in connection with the transaction. The notes bear interest at 15% per annum, payable quarterly in arrears, and are due on June 24, 2011. In addition, on March 17, 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical were exchanged for the same principal amount of new senior secured notes issued by JPIC pursuant to the new debt arrangement described above at the same interest rate. In these transactions, we guaranteed the repayment obligations of JPIC and granted the note holders a security interest in all of our assets and those of our wholly-owned subsidiaries. We have also agreed to restrictions on working capital borrowings, dividends and certain other payments. Under the debt agreement, we may borrow from other sources up to $15.0 million secured by our accounts receivable and inventory. JPIC may be required, upon the occurrence of certain events and if our annualized net product sales fall below a certain specified level, to redeem up to $30.0 million of the outstanding principal amount of senior secured notes. JPIC may, at its option, prepay some or all of the notes subject to a repayment premium; the repayment premium was 17.8% of the principal amount of the notes as of March 31, 2008 and will be reduced to zero ratably over the term of the notes. If there is an event of default under the terms of the notes, JPIC may be required to prepay some or all of the notes, including a repayment premium. The repayment premium for an event of default was 21.6% of the principal amount of the notes as of March 31, 2008 and will be reduced to zero ratably over the term of the notes.

We are not required to maintain a restricted cash balance under this arrangement. However, if at any time after the quarter ending on March 31, 2009, our product sales do not reach certain specified levels, JPIC would be required to maintain a restricted cash balance equal to 15% of the then outstanding principal amount of notes. Under a terminated agreement pursuant to which $80.0 million of senior secured notes were issued in 2005 (and later exchanged for new notes as described above), we were required to maintain a restricted cash balance of $12.0 million as of December 31, 2007.

Subject to satisfying conditions related to our net product sales and certain closing conditions, we have the option pursuant to the new debt arrangement described above, prior to January 31, 2009, to sell to the purchasers of the new $40.0 million of senior secured notes issued on March 17, 2008 up to $30.0 million aggregate principal amount of senior secured notes and warrants to purchase shares of our common stock at an exercise price based upon the closing stock price for a specified period prior to the sale of the notes and warrants.

On May 7, 2008, we entered into a CEFF with Kingsbridge pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75 million of our common stock over a three year period following the effectiveness of a registration statement to be filed by us with the SEC, subject to early termination in certain circumstances. In connection with the CEFF, we entered into a common stock purchase agreement and a registration rights agreement, and issued a warrant to Kingsbridge to purchase up to 220,000 shares of our common stock with an exercise price of $11.20 per share. The warrant is exercisable for a period of five years beginning six months after the date of issuance. Under the CEFF, the maximum number of shares that we may sell to Kingsbridge is 4,922,064 shares (exclusive of the shares underlying the warrant issued to Kingsbridge).

Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day pricing period. The maximum number of shares we may require Kingsbridge to purchase in any pricing period is, the greater of (i) 1.5% of our market capitalization at the time of the commencement of the pricing period or (ii) the lesser of (A) 3.0% of our market capitalization at the time of the commencement of the pricing period or (B) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the date of the draw down notice issued by us with respect to that pricing period; provided, however, that the shares we can require Kingsbridge to purchase in any pricing period cannot exceed an aggregate purchase price of $25 million. If the average price of our common stock is lower than $4.50 or declines more than 10% from the closing price on the trading day immediately prior to the start of a pricing period, we cannot draw under the CEFF during that pricing period for so long as the price remains below either of these thresholds. The registration rights agreement requires us to file a registration statement with respect to the resale of shares issuable pursuant to the CEFF and underlying the warrant within 90 days of our entry into the CEFF, to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 180 days of our entry into the CEFF, and to maintain the effectiveness of the registration statement for up to two years following the termination of the common stock purchase agreement. If we fail to maintain the effectiveness of the registration statement or if we suspend the use of the registration statement, under certain circumstances we may be required to pay certain amounts to Kingsbridge (or issue to Kingsbridge additional shares of common stock in lieu of cash payment) as liquidated damages.

We are not obligated to sell any of the $75 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions.

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(38,170)	$(20,914)
Net cash (used in) provided by investing activities	(2,927)	8,644
Net cash provided by financing activities	38,923	989

Net decrease in cash and cash equivalents	$(2,174)	$(11,281)

Net cash used in operating activities during the three months ended March 31, 2008 primarily reflected the net loss, offset in part by changes in working capital and depreciation and amortization. Net cash used in operating activities during the three months ended March 31, 2007 primarily reflected the net loss, changes in working capital and the gain on our sale of our rights to Cystadane, offset in part by depreciation and amortization and the revaluation of our preferred stock warrant liability. Net cash used in investing activities during the three months ended March 31, 2008 primarily related to a milestone payment for the purchase of rights to Luvox CR, offset in part by the release of cash restricted under our previous senior secured note agreement. Net cash provided by investing activities during the three months ended March 31, 2007 included proceeds of $9.0 million from the sale of our rights to Cystadane. Net cash provided by financing activities during the three months ended March 31, 2008 was primarily attributable to the issuance of new senior secured notes on March 17, 2008. Net cash provided by financing activities during the three months ended March 31, 2007 was primarily attributable to net proceeds from our line of credit.

We believe that our current cash and cash equivalents and interest earned thereon, together with the proceeds available under the CEFF and future financings, and anticipated revenues from product sales and royalties will be sufficient to satisfy our current operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. We are launching Luvox CR and, as is the case with new product launches, we cannot predict with certainty the timing or level of Luvox CR sales. If sales of Luvox CR do not reach the levels we expect and if we do not generate additional cash resources from financings or partnering activities, we may be unable to meet our cash requirements under our current operating plan. If product sales do not meet our expectations and we do not raise additional funds, we will need to reduce our planned expenditures, perhaps significantly, to preserve our cash. If necessary, we would implement, beginning as early as the third quarter of 2008, appropriate plans and measures to quickly reduce discretionary spending and capital expenditures, terminate or slow one or more of our product development programs, reduce headcount, license or sell some of our product candidates or products, or implement a combination of these and other cost cutting measures. See Part II Item 1A—Risk Factors “Our operations have generated negative cash flows, and if we are unable to secure additional funding when we need it, we may be required to reduce operations” and other risk factors included in Part II Item 1A for a discussion of the factors that will influence our future capital requirements.

We will need to raise additional funds to finance our business and support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through development financings, collaborations, or public or private debt or equity financings, in addition to any financing under the CEFF. If we raise funds through collaborations, we may be required to relinquish, on terms that are not favorable to us, rights to some of our product candidates that we would otherwise seek to develop or commercialize ourselves or to sell the rights to one or more commercial products to third parties. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or commercialization of our products. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the following table reflects a summary of material contractual obligations we have incurred during the first quarter of 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Senior secured notes (1)	$59,633	$4,733	$13,500	$41,400	$—
Milestone payments (2)	31,000	31,000	—	—
Operating lease obligation(3)	816	408	408	—	—

Total	$91,449	$36,141	$13,908	$41,400	$—

(1)	Represents our payment obligations on $40.0 million aggregate principal amount of new notes issued on March 17, 2008 which are due in full on June 24, 2011. Our payment obligations on the $80.0 million of new senior secured notes issued by JPIC in exchange for the same principal amount of senior secured notes issued by Orphan Medical, are not included in the table above since these payment obligations were included in our contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)	Represents milestone payments due under our license agreement with Solvay as a result of the approval by the FDA and the first commercial sale of Luvox CR. Milestone payments and royalty payments under our license and collaboration agreements that we cannot, as of March 31, 2008, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur are not included in the table above. As a result, we have not included in the table above an additional $95.0 million in commercial milestone payments due under our agreement with Solvay associated with Luvox CR, as well as royalties on net product sales at specified rates. FDA approval for Luvox CR includes a post marketing commitment to conduct a safety and efficacy study in adolescent patients with social anxiety disorder and a long-term safety and efficacy study in patients with social anxiety disorder. Costs associated with these studies are also not included in the table above. Solvay is required to reimburse us a portion of these costs.

(3)	In February 2008, we exercised our option to extend the lease on our corporate office building for one year beginning August 2008. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property.

Related Parties

Prior to the issuance of the new $40.0 million senior secured notes on March 17, 2008, as described in “Liquidity and Capital Resources” above, LB I Group Inc., an entity affiliated with Lehman Brothers Holdings Inc., purchased certain senior notes and warrants then outstanding, including certain senior notes and warrants held by an affiliate of Kohlberg Kravis Roberts & Co. L.P., a significant stockholder. Subsequent to the issuance of the new $40.0 million senior secured notes, LB I Group Inc. held notes with an aggregate principal amount of $89.5 million, warrants to purchase 479,853 shares of common stock exercisable at $20.36 per share and warrants to purchase 470,836 shares of common stock exercisable at $14.23 per share. Subject to certain conditions, LB I Group Inc. is obligated to purchase from JPIC additional notes with an aggregate principal amount of up to $27.0 million. We paid LB I Group Inc. an arrangement fee of $800,000 in connection with the issuance of the new $40.0 million senior secured notes. Subsequent to the issuance of the new $40.0 million senior secured notes, entities affiliated with Kohlberg Kravis Roberts & Co. L.P. held notes with an aggregate principal amount of $7.1 million and warrants to purchase 70,156 shares of common stock exercisable at $20.36 per share.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, clinical trials, product approvals, sales efforts, expenses, performance or results of current and anticipated products, the outcome of contingencies such as legal proceedings, and financial results, all of which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them from time to time. We have included important factors in the cautionary statements included in this report, particularly under Part II Item 1A “Risk Factors”, that we believe could cause actual results to differ materially from any forward-looking statement.

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

During the three months ended March 31, 2008, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of March 31, 2008.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met. We continue to implement and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 10, 2006, Little Gem Life Sciences LLC, individually and purportedly on behalf of a class of persons similarly situated, filed a complaint against Orphan Medical and former officers of Orphan Medical in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made false and misleading statements in the proxy statement prepared by Orphan Medical in connection with the solicitation of proxies to be voted at the special meeting of Orphan Medical stockholders held on June 22, 2005. The purpose of the special meeting was to consider and vote upon a proposal to adopt the definitive merger agreement pursuant to which we acquired Orphan Medical. The plaintiff seeks damages for itself and the putative class, in an unspecified amount, together with interest, litigation costs and expenses, and its attorneys’ fees and other disbursements, as well as unspecified other and further relief. On October 25, 2006, the defendants filed a motion to dismiss the complaint and oral argument on the motion was heard by the United States District Court for the District of Minnesota. On February 16, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint, with leave to amend. On March 14, 2007, the plaintiff filed an amended complaint, and the defendants responded with a motion to dismiss on March 16, 2007. Oral argument on the motion was heard on June 8, 2007. On September 13, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint with prejudice. On September 28, 2007, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. On November 21, 2007, the plaintiff filed its brief with the United States Court of Appeals for the Eighth Circuit. On December 21, 2007, the defendants filed their brief with the United States Court of Appeals for the Eighth Circuit. On January 8, 2008, the plaintiff filed a reply brief. Oral arguments have been scheduled for May 15, 2008. We cannot predict or determine the outcome of this matter or reasonably estimate the amount of any judgments or payments that might result from an adverse outcome.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of their investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2008. In assessing these risks, you should also refer to the other information contained in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business

We may not be able to successfully market or supply Luvox CR in the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

On February 28, 2008, the FDA approved Luvox CR for the treatment of obsessive compulsive disorder and social anxiety disorder. Under the terms of our license agreement with Solvay, we made an initial payment of $2.0 million, paid $10.0 million on March 28, 2008 and $10.0 million on April 7, 2008, and will pay Solvay $10.5 million on September 30, 2008 and $10.5 million on December 31, 2008. Elan is manufacturing commercial launch quantities of Luvox CR for us. In anticipation of the commercial launch of Luvox CR, we significantly expanded our sales force, marketing and commercial operations departments and administrative staff in the fourth quarter of 2007. In addition, we have engaged numerous third party vendors, such as advertising agencies, market research firms and other service providers, to assist in the launch of Luvox CR. These expenses are significant and have been incurred prior to the commercial launch of Luvox CR in order for us to be prepared to launch the product as soon as possible following approval. Most of the costs cannot be recouped or applied to other products. If our efforts to market Luvox CR are not as successful as we currently anticipate, the time at which we could potentially become profitable would be postponed, or we might never become profitable, and our ability to raise additional funds could be impaired.

For quantities of Luvox CR that are being used for commercial launch, and for product that was used in clinical studies, Solvay manufactured the active pharmaceutical ingredient, fluvoxamine maleate. Solvay no longer manufactures the active pharmaceutical ingredient, and manufacturing has been transferred to Lonza, Inc., or Lonza, which we expect will, in the future, be our sole source of fluvoxamine maleate. We cannot assure you that Lonza can or will supply, in the time we need, sufficient quantities of active pharmaceutical ingredient to enable Elan to manufacture the quantities of Luvox CR that we need.

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

Lyrica (pregabalin), a product marketed by Pfizer, was approved by the FDA in June 2007 for the treatment of fibromyalgia. In addition to Lyrica, Eli Lilly submitted a supplemental new drug application, or sNDA for Cymbalta (duloxetine) in August 2007, and Forest Laboratories (with Cypress Bioscience) filed an NDA for milnacipran in December 2007 seeking FDA approval for the treatment of fibromyalgia. With a treatment for fibromyalgia already approved and others that may be approved before JZP-6 and which the FDA may believe have a less risky profile to the general public if marketed, the FDA may be less willing to approve JZP-6 for the treatment of fibromyalgia.

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

As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management program for Xyrem under which all Xyrem that we sell in the United States must be shipped directly to patients through a central pharmacy. The process under which patients receive Xyrem under our risk management program is cumbersome. While we have an agreement with the central pharmacy for Xyrem, Express Scripts, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem, and our sales, would be adversely affected. Changing central pharmacy distributors could take a significant amount of time. In addition, sodium oxybate, the active pharmaceutical ingredient in Xyrem, is regulated by the U.S. Drug Enforcement Administration, or DEA, as a controlled substance. The new distributor would need to be registered with the DEA and would also need to develop the particular processes, procedures and activities necessary to distribute Xyrem, including the risk management program approved by the FDA. If we change distributors, new contracts might also be required with government and other insurers who pay for Xyrem. Transitioning to a new distributor could result in product shortages, which would adversely affect sales of Xyrem in the United States.

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

We are marketing Luvox CR in the United States for the treatment of obsessive compulsive disorder and social anxiety disorder. Selective serotonin reuptake inhibitors are the standard treatment for anxiety disorders, including obsessive compulsive disorder and social anxiety disorder. Five other branded products are currently approved by the FDA for the treatment of obsessive compulsive disorder, including four selective serotonin reuptake inhibitors: Paxil, which is marketed by GlaxoSmithKline, Zoloft, which is marketed by Pfizer, Prozac, which is marketed by Eli Lilly and Luvox which is not currently marketed. Anafranil, the other branded product approved by the FDA for the treatment of obsessive compulsive disorder, is a tricyclic antidepressant marketed by Mallinckrodt in the United States. Each of these products currently has generic equivalents. Generic products are generally sold at significantly lower prices than branded products, tending to both take market share away from branded products and put downward pricing pressure on branded products. Four other products are currently approved by the FDA for the treatment of social anxiety disorder, including three selective serotonin reuptake inhibitors: Zoloft, Paxil and Paxil CR, an extended release version of Paxil, and one serotonin-norepinephrine reuptake inhibitor, Effexor XR. Effexor XR, developed and sold by Wyeth, does not have generic competitors, whereas Paxil, Paxil CR and Zoloft have generic competitors.

We are developing JZP-6 for the treatment of fibromyalgia. In June 2007, the FDA approved Lyrica, an anticonvulsant marketed by Pfizer for the treatment of partial seizures, post herpetic neuralgia and diabetic peripheral neuropathy, for the treatment of fibromyalgia. There are currently no other products approved by the FDA for the treatment of fibromyalgia. In clinical practice, a variety of drugs are often prescribed to address individual symptoms of fibromyalgia, including antidepressants, pain medications, muscle relaxants, hypnotics and anticonvulsants. Eli Lilly submitted a sNDA for Cymbalta in August 2007 seeking FDA approval for the treatment of fibromyalgia, and Forest Laboratories and Cypress Bioscience jointly filed an NDA for milnacipran in December, 2007 seeking FDA approval for the treatment of fibromyalgia. These are large pharmaceutical companies with far greater resources than we have.

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

If generic products that compete with any of our products are approved, sales of our products may be adversely affected.*

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

Orphan exclusivity for Antizol for ethylene glycol poisoning expired in 2004 and the orphan exclusivity for Antizol for methanol poisoning expired in December 2007. A generic form of fomepizole was introduced into the market in December 2007; other generic forms of fomepizole have been approved by the FDA. We expect sales of Antizol to decline significantly for the remainder of 2008 and thereafter as a result of this competition. We have filed a patent application covering Antizol, but no patent has yet issued and we cannot know when, or if, a patent will issue or if issued, if it would prevent or inhibit generic competition. Patent protection is not available for the active pharmaceutical ingredient in most of our products and product candidates, including Xyrem, Luvox CR and JZP-6. Although Xyrem is covered by patents expiring in 2019 with claims covering the formula and process for manufacturing our commercial formulation of Xyrem, it is possible that other companies could manufacture generic equivalents of Xyrem in ways that are not covered by the claims of these patents.

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

We will need to maintain and increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company, with 407 regular full-time employees as of May 9, 2008, approximately 53% of whom joined us in the previous 12 months. To continue our commercialization and development activities, we will need to retain our existing employees and expand our employee base for managerial, operations, development, regulatory, sales, marketing, financial and other functions. It is particularly difficult to recruit new employees to the San Francisco Bay Area, where our offices are located, in large part due to high housing costs. If we cannot recruit qualified employees when we need them, our key activities could be delayed. Growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, particularly with respect to our expanded sales and marketing organization and related functions for the commercialization of Luvox CR and potential commercialization of our product candidates. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any growth effectively, and our failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

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

The FDA recently announced that, in light of staffing issues, it has given its managers discretion to miss Prescription Drug User Fee Act, or PDUFA, deadlines for completing reviews of NDAs. If the FDA were to miss a PDUFA deadline for one of our products, delaying the approval and launch, the delay could have a material adverse effect on our business.

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

In both U.S. and foreign markets, our ability to commercialize our products successfully, and to attract strategic partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement policies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third party payors may not provide coverage and reimbursement for our products, in whole or in part. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. For example, because Luvox CR is competing in a market with both branded and generic products, reimbursement by government and private payors may be more challenging than for new chemical entities. We cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to effectively commercialize our products. Since Luvox CR has only recently been approved, we do not yet know what the reimbursement levels and other requirements will be for that product.

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

Sales of our products in the United States may be adversely affected by consolidation among wholesale drug distributors and the growth of large retail drug store chains.*

The market participants to whom we sell Antizol and Luvox CR, and the market participants to whom we expect to sell most of our future products, have undergone significant consolidation, marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. In addition, excess inventory levels held by large distributors can lead to periodic and unanticipated reductions in our revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

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

Risks Relating to Our Financial Condition

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.*

We have a limited operating history and have incurred significant net losses since our inception in 2003, and we expect to continue to incur net losses for the next several years. Our net loss for the three months ended March 31, 2008 was $46.7 million and we had an accumulated deficit of $363.2 million at March 31, 2008. We expect our operating expenses to increase over the next several years as we launch Luvox CR, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates currently in clinical development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to expand our commercial organization to launch additional products. It is very expensive to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Our operations have generated negative cash flows, and if we are unable to secure additional funding when we need it, we may be required to reduce operations.*

As of March 31, 2008, we had approximately $105.2 million in cash, cash equivalents and marketable securities. Our net cash used in operations for the three months ended March 31, 2008, and the year ended December 31, 2007 was approximately $38.2 million and $81.1 million, respectively. Substantially all of our net product sales resulted from sales of Xyrem and Antizol. Sales of Antizol are likely to decrease substantially in 2008 due to generic competition, and sales of Xyrem could decrease due to adverse market conditions, negative publicity or other events outside our control. We must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials of our product candidates and significant funds to our commercial operations. We believe that our current cash and cash equivalents and interest earned thereon, together with future financings, the proceeds available under the CEFF and anticipated revenues from product sales and royalties, will be sufficient to satisfy our current operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the amount of sales and other revenues from our commercial products, including selling prices for products that we may begin selling and price increases for our current products;

•	market acceptance of and the number of prescriptions written for our products;

•	selling and marketing costs associated with Luvox CR and Xyrem in the United States;

•	revenues from current and potential future development and/or commercial collaboration partners;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing clinical and commercial supplies of our product candidates;

•	the cost and timing of obtaining regulatory approval;

•	payments of milestones to third parties;

•	increased expenses associated with our current employees and new employees hired to support our continued growth;

•	the cost of investigations, litigation and/or settlements related to regulatory activities;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the extent to which we acquire, in-license or invest in new businesses, products or product candidates.

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and commercial operations. We may also be required to license to third parties products and product candidates that we would prefer to develop and commercialize ourselves or to sell the rights to one or more commercial products to third parties. We may seek to raise additional funds through development financings, collaborations, or public or private debt or equity financings. If we exercise our right to draw down amounts under the CEFF with Kingsbridge, Kingsbridge will not be obligated to purchase shares of our common stock under the CEFF unless certain conditions are met, which include: a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; and the effectiveness of a registration statement that we intend to file, but have not yet filed, with the SEC registering for resale the shares of common stock to be issued under the CEFF and the shares underlying the warrant that we issued to Kingsbridge. If we raise funds through collaborations, we may be required to relinquish, on terms that are not favorable to us, rights to some of our products or product candidates that we would otherwise seek to develop or commercialize ourselves. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or commercialization or our products. Our failure to raise capital when needed may harm our business and operating results.

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

On March 17, 2008, we incurred $40.0 million of additional secured indebtedness in connection with the expansion of our senior debt to $120.0 million at face value. Our substantial debt combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

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

Future sales of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including shares issued under the CEFF, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, the perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. As of May 9, 2008, we had 24,622,636 shares of common stock outstanding. The 6,000,000 shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. The remaining 18,622,636 shares of common stock outstanding as of May 9, 2008, less shares subject to a repurchase option in our favor tied to the holders’ continued service to us (which will be eligible for sale upon lapse of the repurchase option), are now eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

As of May 9, 2008, the holders of up to approximately 19,306,128 shares of common stock, based on shares outstanding as of that date, including 1,787,920 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. On March 17, 2008, we entered into a registration rights agreement pursuant to which we agreed to file, on or before June 6, 2008, a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the expansion of our senior secured debt in March 2008, and the shares underlying the warrants we may issue in a further expansion of that debt. We also intend to file, on or before August 5, 2008, a registration statement for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with our entering into the CEFF. In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

The committed equity financing facility that we entered into with Kingsbridge may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of $75.0 million of our common stock or 4,922,064 shares of our common stock over a three-year period. We are entitled in certain circumstances to deliver a “blackout” notice to Kingsbridge to suspend the use of the registration statement that we intend to file with the SEC registering for resale the shares of common stock to be issued under the CEFF and the shares underlying the warrant we issued to Kingsbridge. If we deliver a blackout notice in the 15 trading days following a settlement of a draw down, then we must make a blackout payment to Kingsbridge, or issue Kingsbridge additional shares of our common stock in lieu of this payment. If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of any blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the CEFF, we will issue shares to Kingsbridge at a discount of up to ten percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of May 9, 2008, our executive officers and directors, together with their respective affiliates, beneficially owned 64.0% of our capital stock, of which 7.9% is beneficially owned by our executive officers. Accordingly, our executive officers and directors are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel must continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may incur substantial costs to maintain the same or similar coverage.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 31, 2007, our registration statement on Form S-1/A (Registration No. 333-141164) was declared effective by the SEC for our initial public offering, pursuant to which we registered 6,000,000 shares of common stock to be sold by us. The stock was offered at a price to the public of $18.00 per share. Our common stock commenced trading on June 1, 2007. The offering closed on June 6, 2007 after the sale of 6,000,000 shares, and as a result, we received net proceeds of approximately $97.5 million, after underwriters’ discounts of approximately $7.6 million and other expenses of $2.9 million.

As of March 31, 2008, we have used approximately $60.5 million of the net proceeds from the offering to fund the planned U.S. launch and commercialization of Luvox CR, to fund our Phase III pivotal clinical trials of JZP-6 and to fund continued development of and feasibility activities for our portfolio of clinical and early-stage product candidates. We intend to use the remaining net proceeds to fund marketing and promotion of Luvox CR, to fund commercial milestone payments to Solvay in connection with the acquisition of our U.S. rights to Luvox CR, to fund our Phase III pivotal clinical trials of JZP-6 and to fund continued development of and feasibility activities for our portfolio of clinical and early-stage product candidates. We continually assess the specific uses and allocations for these funds. Pending use of the remaining net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment grade securities.

Item 5.	Other Information.

On February 26, 2008 we exercised our option to extend the lease on our corporate office building located in Palo Alto, California for one year beginning August 31, 2008. In connection with this extension, we will pay an additional approximately $816,000 in lease payments during the one year extension. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A#	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E#	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008. (7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited. (7)

10.69#	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(6)

10.70	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited. (7)

10.71	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.

10.72	2008 Executive Officer Compensation Arrangements.

10.73	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.

10.74#	Master Services Agreement dated May 6, 2008, by and between the Registrant and CuraScript, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008

Jazz Pharmaceuticals, Inc.

/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Accounting and
Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A#	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E#	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008. (7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited. (7)

10.69#	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(6)

10.70	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited. (7)

10.71	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.

10.72	2008 Executive Officer Compensation Arrangements.

10.73	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.

10.74#	Master Services Agreement dated May 6, 2008, by and between the Registrant and CuraScript, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.