Form 10-Q
period 2008-09-30
JAZZ PHARMACEUTICALS INC
filed 2008-11-14
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, 28,775,217 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$49,907	$102,945
Restricted cash	1,998	1,939
Marketable securities	999	—
Accounts receivable, net of allowances of $173 and $218 at September 30, 2008 and December 31, 2007, respectively	6,686	5,389
Inventories	6,264	2,213
Prepaid expenses	3,114	3,224
Other current assets	736	381

Total current assets	69,704	116,091
Property and equipment, net	3,708	3,941
Intangible assets, net	65,663	36,040
Goodwill	38,213	38,213
Long-term restricted cash and investments	—	12,000
Other long-term assets	2,505	1,269

Total assets	$179,793	$207,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$3,265	$3,459
Accounts payable	6,614	2,856
Accrued liabilities	23,161	29,047
Purchased product rights liability	21,000	—
Deferred revenue	12,400	1,494

Total current liabilities	66,440	36,856
Non-current portion of deferred revenue	11,614	12,468
Liability under government settlement	13,063	14,881
Senior secured notes (including $91,583 and $52,581 as of September 30, 2008 and December 31, 2007, respectively, held by related parties)	113,614	75,116
Common stock subject to repurchase	13,241	13,241
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock	3	2
Additional paid-in capital	405,689	371,440
Accumulated other comprehensive income (loss)	(3)	19
Accumulated deficit	(443,868)	(316,469)

Total stockholders’ equity (deficit)	(38,179)	54,992

Total liabilities and stockholders’ equity (deficit)	$179,793	$207,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$17,022	$13,436	$45,757	$38,676
Royalties, net	440	253	1,308	824
Contract revenues	284	7,785	854	10,326

Total revenues	17,746	21,474	47,919	49,826
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	5,525	1,938	10,619	5,620
Research and development	12,149	16,978	55,274	49,252
Selling, general and administrative	24,329	18,069	91,218	50,583
Amortization of intangible assets	3,487	2,287	9,454	6,936
Provision for government settlement	—	—	—	17,469

Total operating expenses	45,490	39,272	166,565	129,860

Loss from operations	(27,744)	(17,798)	(118,646)	(80,034)
Interest income	353	1,969	1,700	4,360
Interest expense (including $4,096 and $2,321 for the three months ended September 30, 2008 and 2007, respectively, and $10,960 and $6,862 for the nine months ended September 30, 2008 and 2007, respectively, pertaining to related parties)	(5,355)	(3,511)	(14,377)	(10,093)
Other income (expense), net	19	(19)	6	1,816
Gain on sale of product rights	3,918	—	3,918	5,145

Net loss	$(28,809)	$(19,359)	$(127,399)	$(78,806)

Net loss per share, basic and diluted	$(1.07)	$(0.82)	$(5.12)	$(7.50)

Weighted-average common shares used in computing net loss per share, basic and diluted	26,994	23,671	24,873	10,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(127,399)	$(78,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,760	921
Amortization of intangible assets	9,454	6,937
Loss on disposal of property and equipment	138	6
Fair value adjustment to acquired finished goods	—	54
Stock-based compensation expense	5,790	3,773
Non-cash interest expense	1,435	802
Revaluation of preferred stock warrant liability	—	(1,846)
Gain on sale of product rights	(3,918)	(5,145)
Changes in assets and liabilities:
Accounts receivable	(1,297)	(1,177)
Inventories	(4,084)	(567)
Prepaid expenses and other current assets	(258)	(32)
Other assets	(341)	(318)
Accounts payable	3,758	(2,571)
Accrued liabilities	(4,718)	10,342
Deferred revenue	10,052	(166)
Deferred rent	—	(118)
Liability under government settlement	(1,818)	14,881

Net cash used in operating activities	(111,446)	(53,030)
Investing activities
Purchases of property and equipment	(1,665)	(2,106)
Transfer of long-term restricted investments to marketable securities	(4,410)	(10,848)
Proceeds from maturities of marketable securities	3,411	—
Decrease (increase) in restricted cash and investments	11,941	(114)
Proceeds from sale of product rights	5,775	9,000
Purchase of product rights	(20,000)	—

Net cash used in investing activities	(4,948)	(4,068)
Financing activities
Proceeds from employee stock purchases and exercise of stock options	976	76
Proceeds from sale of common stock in initial public offering, net of issuance costs	—	97,640
Net (repayments under) proceeds from line of credit	(194)	406
Proceeds from sale of senior secured notes and warrants, net of issuance costs	38,566	—
Repayment of senior secured notes	(504)	—
Proceeds from sale of common stock in registered direct public offering, net of issuance costs	24,512	—

Net cash provided by financing activities	63,356	98,122

Net increase (decrease) in cash and cash equivalents	(53,038)	41,024
Cash and cash equivalents, at beginning of period	102,945	78,948

Cash and cash equivalents, at end of period	$49,907	$119,972

Supplemental disclosure of non-cash financing and investing activities:
Conversion of preferred stock warrant liability to stockholders’ equity	$—	$6,675
Purchased product rights liability	21,000	—
Warrants to purchase common stock issued in conjunction with registered direct public offering	6,400	—
Warrants to purchase common stock issued in conjunction with senior secured notes	2,000	—
Warrants to purchase common stock issued in conjunction with equity financing facility	850	—
Common stock issued as employee bonuses	999	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. The information included in this Quarterly Report on Form 10–Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 of Jazz Pharmaceuticals, Inc. (the “Company” or “Jazz Pharmaceuticals”). In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Orphan Medical, LLC (“Orphan Medical”) and JPI Commercial, LLC (“JPIC”), after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and may continue to incur losses for the next few years. In June 2008, as part of a strategic decision to reduce its emphasis on early-stage research and development activities, reduce research and development commitments and streamline administrative operations, the Company completed a workforce reduction of 33 employees. In November 2008, in large part as a reaction to the lower than anticipated demand to date for Luvox CR® (fluvoxamine maleate) Extended-Release Capsules which the Company launched earlier this year, the Company implemented a workforce reduction of 67 employees, including 62 in the field sales force. In addition, the Company determined not to fill a number of currently open positions in the field and in the home office. The Company cannot predict with certainty the level of future sales of its products and the Company’s future sales may not reach the levels the Company currently expects. Accordingly, in order to preserve its cash resources, the Company expects to continue to take actions designed to reduce its expenses. The cost-cutting measures the Company has taken and may take in the future may not be sufficient to enable the Company to meet its cash requirements or for the Company to reach profitability.

In addition to expense reduction initiatives, the Company will need to raise additional funds by early 2009 to support its operations, and such funding may not be available to it on acceptable terms, or at all. Other than the committed equity financing facility (“CEFF”), which the Company is currently not able to access due to the trading price of the Company’s common stock, (discussed in Note 7) and the Company’s existing line of credit (discussed in Note 5), the Company does not have any commitments or arrangements for financing. The Company is seeking additional sources of financing through collaborations, partnering arrangements, development financings, or public or private debt or equity financings. The Company expects that its ability to obtain sufficient additional funding by early 2009 may depend significantly on the preliminary data from the first Phase III pivotal clinical trial of JZP-6 (sodium oxybate) for the treatment of fibromyalgia, data which the Company expects to have in the fourth quarter of 2008. If the Company is unable to raise sufficient additional funds by early 2009 as a result of unfavorable results from the first JZP-6 Phase III pivotal clinical trial or other factors, including effects of the recent disruptions to the credit and financial markets in the United States and worldwide, the Company will be required to significantly scale back its operations, significantly reduce its headcount, and/or discontinue many of its activities.

To build a successful business, the Company must successfully identify, develop and commercialize its products, which require significant amounts of cash. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) and/or a foreign regulatory authority prior to commercial sales. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

Concentration of Credit Risks

The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to pharmaceutical companies, pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, the Company has not experienced significant credit losses on its accounts receivable. The Company’s five largest customers accounted for an aggregate of approximately 96% and 93% of gross accounts receivable as of September 30, 2008 and December 31, 2007, respectively.

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

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenues from sales of Xyrem® (sodium oxybate) oral solution within the U.S. are recognized upon transfer of title, which occurs when the Company’s specialty pharmaceutical distributor removes product from the Company’s consigned inventory location at its facility for shipment to a patient. Prior to the Company’s sale of the Company’s rights to Antizol® (fomepizole), Antizol-Vet®, and Cystadane® (betaine anhydrous), Antizol, Antizol-Vet and Cystadane were shipped to the Company’s wholesaler customers in the U.S. with free on board destination shipping terms, and the Company recognized revenues when delivery occurred. The Company’s international sales often have customer acceptance clauses and therefore the Company recognizes revenues when it is notified of acceptance or when the time to inspect and reject a shipment has lapsed. When sales to international customers do not have acceptance clauses, the Company recognizes revenues when title transfers, which is generally when the product leaves the Company’s logistics provider’s facilities.

Luvox CR was approved by the FDA for the treatment of obsessive compulsive disorder and social anxiety disorder in February 2008 and the Company shipped initial stocking orders to its wholesaler customers in the first quarter of 2008. Luvox CR is subject to rights of return within six months prior to and up to twelve months after product expiration. Given the Company’s limited history of selling Luvox CR, the Company currently cannot reliably estimate expected returns of Luvox CR at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Luvox CR and instead recognizes revenue on a “sell-through” basis using dispensing data generated by an independent prescription tracking service. Units dispensed through prescriptions are not subject to return. When trade channel inventories are reduced to targeted stocking levels and the Company has sufficient data to determine product acceptance in the marketplace the Company will recognize revenue on sales of Luvox CR at the time title passes to its customers, or on a “sell-in” basis, and provide for an estimate of future product returns. Through September 30, 2008, the Company has billed its wholesaler customers, who have certain industry standard rights of return, an aggregate of $4.7 million. The Company recorded revenue of $1.8 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, on a sell-through basis, net of estimated wholesaler fees, discounts, chargebacks and rebates. As of September 30, 2008, the Company had recorded a liability of $1.3 million, which represented amounts paid by wholesaler customers in excess of revenue recognized, net of estimated wholesaler fees, discounts, chargebacks and certain rebates, and is included under the caption “Deferred Revenue” on the condensed consolidated balance sheet. Luvox CR cost of product sales of approximately $162,000 related to shipments for which revenue has not been recognized is included under the caption “Inventories” on the condensed consolidated balance sheet.

Under the Company’s contractual relationships, nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where the Company has continuing performance obligations, nonrefundable fees are deferred and are recognized ratably over the Company’s projected performance period. The Company recognizes at-risk milestone payments, which are typically related to regulatory, commercial or other achievements by the Company or its licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. Refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when the Company’s performance obligations are completed. The Company and UCB Pharma Limited (“UCB”) amended their license and distribution agreement in July 2008. Pursuant to this amendment, UCB made a nonrefundable payment of $10.0 million to the Company in July 2008 in lieu of a $7.5 million milestone payment which would have been due after the last patient completed or had withdrawn from the Company’s second Phase III trial of sodium oxybate for the treatment of fibromyalgia which is ongoing. In consideration for the acceleration of the payment and for the additional $2.5 million, the Company agreed, among other things, to use commercially reasonable efforts to enroll at least 185 patients in the clinical trial from countries within the European Union. UCB would be entitled to a credit of $2.5 million against future royalties otherwise due under the license and distribution agreement if sodium oxybate for the treatment of fibromyalgia does not receive marketing authorization in the European Union because the clinical trials within the European Union did not include a sufficient number of patients and the Company did not enroll at least 185 patients in the clinical trials within the European Union. As of September 30, 2008, the Company recorded a liability of $10.0 million under the caption “Deferred Revenue” on the condensed consolidated balance sheet because the Company had not yet met the performance obligations under the amended license and distribution agreement. See Note 11 for additional information related to the amendment to the Company’s license and distribution agreement with UCB.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(28,809)	$(19,359)	$(127,399)	$(78,806)

Denominator:
Weighted-average common shares outstanding	27,871	24,551	25,751	11,231
Less: weighted-average common shares outstanding subject to repurchase	(877)	(880)	(878)	(726)

Weighted-average common shares used in computing net loss per share, basic and diluted	26,994	23,671	24,873	10,505

Net loss per share, basic and diluted	$(1.07)	$(0.82)	$(5.12)	$(7.50)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warrants to purchase common stock	2,904	786	1,756	396
Options to purchase common stock	3,855	2,489	3,662	1,359
Common stock subject to repurchase	877	880	878	726
Restricted stock units	84	—	104	—

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated results of operations and financial position.

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

2.	Inventories

The components of inventories were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$3,835	$500
Finished goods (1)	2,429	1,713

Total inventories	$6,264	$2,213

(1)	Includes, at September 30, 2008, deferred cost of sales of $220,000 for which the related revenue has been deferred.

Based on an analysis performed during the third quarter of 2008, the Company recorded a charge to cost of product sales of $3.0 million for the three and nine months ended September 30, 2008, respectively. The charge consists of a reserve for inventory that the Company judged to be in excess of expected requirements in the amount of $2.4 million and a $552,000 liability to a contract manufacturer for cancelled production orders.

3.	Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at September 30, 2008 and December 31, 2007. The gross carrying amounts and net book values of the Company’s intangible assets were as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem	$39,700	$13,627	$26,073	$39,700	$10,499	$29,201
Developed technology - Antizol	—	—	—	2,715	—	2,715
Developed technology - Luvox CR	41,000	4,469	36,531	—	—	—
Agreements not to compete	5,600	4,248	1,352	5,600	3,389	2,211
Trademarks	2,600	893	1,707	2,600	687	1,913

Total	$88,900	$23,237	$65,663	$50,615	$14,575	$36,040

During the nine months ended September 30, 2008, the Company recorded an intangible asset of $41.0 million related to Luvox CR developed technology with an estimated useful life of approximately five years (see Note 10 for additional information). In August 2008, the Company sold its rights to Antizol to an unrelated third party (see Note 13 for additional information).

Future amortization costs per year for the Company’s existing intangible assets other than goodwill as of September 30, 2008 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2008 (remaining portion)	$3,374
2009	13,496
2010	13,093
2011	12,716
2012	12,716

4.	Fair Value Measurement

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

As of September 30, 2008, the Company measured its available-for-sale securities using significant observable prices that are based on inputs not quoted on active markets, but corroborated by market data, Level 2 in the fair value hierarchy, resulting in a fair value estimate of $52.9 million. No other financial assets and liabilities were carried at fair value as of September 30, 2008.

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

Line of Credit

In May 2008, the Company amended its existing line of credit so that the Company may borrow up to 75% of eligible accounts receivable up to a maximum of $15.0 million in borrowings subject to certain other limitations. As of September 30, 2008, the Company owed $3.3 million, the maximum amount currently available for borrowing under the line of credit. Upon the occurrence of certain events, including the effects of conditions or events that are generally applicable to the capital, financial, banking or currency markets, difficulties in generating product sales, or changes in the market price of the Company’s common stock, the lender has the right to stop advancing the Company money pursuant to the line of credit and to declare all amounts outstanding under the line of credit due and payable.

Senior Secured Notes and Warrants

On March 17, 2008, JPIC, a wholly-owned subsidiary of the Company, sold $40.0 million aggregate principal amount of senior secured notes pursuant to a new debt arrangement. As part of the transaction, the Company issued to the purchasers of these notes warrants to purchase a total of 562,192 shares of its common stock exercisable at an exercise price of $14.23 per share at any time until March 17, 2013. The Company paid an arrangement fee of $800,000 and incurred issuance costs of $634,000 in connection with the transaction. The warrants were recorded as a debt discount at an estimated fair value of $2.0 million and were recorded, net of issuance costs, in stockholders’ equity (deficit). The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: a volatility of 51%, a term of 5.0 years, a risk-free rate of 2.2% and an expected dividend yield of 0%. The recorded debt is accreted by the amount of the debt discount over the terms of the notes, and the issuance costs, which are recorded in other long-term assets, are amortized over the term of the notes using the effective interest method. The notes bear interest at 15% per annum, payable quarterly in arrears, and are due on June 24, 2011. In addition, on March 17, 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical were exchanged for the same principal amount of new senior secured notes issued by JPIC pursuant to the debt arrangement described above at the same interest rate. In the transactions, the Company guaranteed the repayment obligations of JPIC and granted the note holders a security interest in all of the Company’s assets and those of the Company’s wholly-owned subsidiaries. The Company has also agreed to restrictions on working capital borrowings, dividends and certain other payments. Under the debt agreement, the Company may borrow from other sources up to $15.0 million secured by its accounts receivable and inventory. JPIC may be required to redeem up to $30.0 million of the outstanding principal amount of senior secured notes if the Company’s annualized net product sales are less than $100.0 million and a generic version of Xyrem has been approved in the United States. JPIC may, at its option, prepay some or all of the notes subject to a repayment premium. The repayment premium on the first $40.0 million principal amount is 10% of the principal repayment. The repayment premium on any additional principal repayment was 18.3% of the principal repayment at September 30, 2008, and reduces ratably to zero on June 24, 2011. If there is an event of default under the terms of the notes, JPIC may be required to prepay some or all of the notes, including a repayment premium. The repayment premium for an event of default was 18.3% of the principal amount of the notes as of September 30, 2008 and will be reduced to zero ratably over the term of the notes.

Pursuant to the debt arrangement described above, the Company has the option, prior to January 31, 2009, to have JPIC sell to the purchasers of the $40.0 million of senior secured notes up to $30.0 million aggregate principal amount of senior secured notes and warrants to purchase shares of the Company’s common stock at an exercise price based upon the closing stock price for a specified period prior to the sale of the notes and warrants. This option can only be exercised if certain conditions, including a condition relating to the Company’s net product sales, are met. The Company does not expect to satisfy the net sales condition and, therefore, does not expect to sell any additional senior secured notes pursuant to the terms of the debt arrangement described above.

The Company is not currently required to maintain a restricted cash balance under the debt arrangement described above. However, if at any time after the quarter ending March 31, 2009, the Company’s annualized product sales are not at least $100 million, JPIC would be required to maintain a restricted cash balance equal to 15% of the then outstanding principal amount of notes. Under a terminated agreement pursuant to which $80.0 million of senior secured notes were issued in 2005 (and later exchanged for new notes as described above), the Company was required to maintain a restricted cash balance of $12.0 million as of December 31, 2007.

Prior to the issuance of the $40.0 million senior secured notes on March 17, 2008, LB I Group Inc., a related party and an entity affiliated with Lehman Brothers Holdings Inc., purchased certain senior notes and warrants then outstanding, including certain senior notes and warrants held by an affiliate of Kohlberg Kravis Roberts & Co. L.P., a significant stockholder and a related party. Subsequent to this purchase and the issuance of the $40.0 million senior secured notes on March 17, 2008, entities affiliated with Kohlberg Kravis Roberts & Co. L.P. held notes with an aggregate principal amount of $7.1 million and warrants to purchase 70,156 shares of common stock exercisable at $20.36 per share. Subsequent to the issuance of the $40.0 million senior secured notes on March 17, 2008, LB I Group Inc. held notes with an aggregate principal amount of $89.5 million, warrants to purchase 479,853 shares of common stock exercisable at $20.36 per share and warrants to purchase 470,836 shares of common stock exercisable at $14.23 per share. The Company paid LB I Group Inc. the arrangement fee of $800,000 described above in connection with the issuance of the $40.0 million senior secured notes.

Pursuant to the terms of the senior secured notes described above, the holders of the senior secured notes had the right to receive, as partial prepayment of the outstanding principal of the senior secured notes, the $5.5 million proceeds from the Company’s sale of its rights to Antizol and Antizol-Vet and, so long as the senior secured notes are outstanding, have the right to receive any additional future payments the Company may receive if sales of Antizol and Antizol-Vet reach certain thresholds. The holders of a majority of the senior secured notes waived these rights. During the three months ended September 30, 2008, the Company paid the holders of the senior secured notes that did not waive these rights an aggregate of $504,000 as their pro rata share of the proceeds from the Company’s sale of its rights to Antizol and Antizol-Vet, including $327,000 to an entity affiliated with Kohlberg Kravis Roberts & Co. L.P., as partial prepayment of the outstanding principal of the senior secured notes. So long as the senior secured notes are outstanding, the holders that did not waive these rights are entitled to their pro rata share of any future payments the Company receives related to the sale of Antizol and Antizol-Vet, as partial prepayment of the outstanding principal of the senior secured notes. See Note 13 for additional information on the Company’s sale of its rights to Antizol and Antizol-Vet.

6.	Convertible Preferred Stock and Preferred Stock Warrant Liability

In connection with the Company’s initial public offering, on June 6, 2007, all shares of convertible preferred stock were converted to common stock and all outstanding warrants exercisable for convertible preferred stock became exercisable for common stock. The related preferred stock warrant liability was reclassified to stockholders’ equity at its then fair value of $6.7 million. The Company recorded a benefit of $1.8 million, in other income, during the nine months ended September 30, 2007 to reflect decreases in the fair value of the preferred stock warrant liability.

7.	Common Stock

Registered Direct Public Offering

On July 21, 2008, the Company completed a registered direct public offering of units consisting of an aggregate of 3,848,289 shares of common stock and warrants to purchase an aggregate of 1,731,724 shares of common stock at a public offering price of $6.75625 per unit. Net proceeds from this offering were $24.5 million after deducting the placement agents’ fees and other offering expenses payable by the Company. The warrants are exercisable for $7.37 per share of common stock at any time on or after January 21, 2009 and prior to July 21, 2014. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: a risk free rate of 3.62%, volatility of 58%, an expected term of 6.5 years and an expected dividend yield of 0%. The estimated fair value of the warrants of $6.4 million was recorded in stockholders’ equity (deficit).

A total of 60% of the investment in the registered direct public offering was made by certain of the Company’s existing stockholders with which certain members of the Company’s board of directors are affiliated and/or associated; the remaining units were purchased by third party institutional investors on the same terms and conditions.

Committed Equity Financing Facility

In May 2008, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), that entitles the Company to sell and obligates Kingsbridge to purchase up to the lesser of $75.0 million of the Company’s common stock or 4,922,064 shares over a three-year period, subject to early termination in certain circumstances. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 220,000 shares of the Company’s common stock with an exercise price of $11.20 per share. The warrant is exercisable for a period of five years beginning six months after the date of issuance. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: a risk free rate of 3.18%, volatility of 52%, an expected term of 5.5 years and an expected dividend yield of 0%. The estimated fair value of the warrant of $850,000 was recorded in stockholders’ equity (deficit).

Subject to certain conditions and limitations, from time to time under the CEFF, the Company may require Kingsbridge to purchase shares of its common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day pricing period. The maximum number of shares the Company may require Kingsbridge to purchase in any pricing period is, the greater of (i) 1.5% of the Company’s market capitalization at the time of the commencement of the pricing period or (ii) the lesser of (A) 3.0% of the Company’s market capitalization at the time of the commencement of the pricing period or (B) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the date of the draw down notice issued by the Company with respect to that pricing period; provided, however, that the shares the Company can require Kingsbridge to purchase in any pricing period cannot exceed an aggregate purchase price of $25 million. If the average price of the Company’s common stock is lower than $4.50 or declines more than 10% from the closing price on the trading day immediately prior to the start of a pricing period, the Company cannot draw under the CEFF during that pricing period for so long as the price remains below either of these thresholds. To date, no shares have been issued under the CEFF, and for so long as the average price of the Company’s common stock remains lower than $4.50, which the Company’s common stock has recently been trading well below, the Company will not be able to sell any shares under the CEFF.

Stock Bonus

In May 2008, the Company issued 125,532 shares of common stock with a fair value of $999,000 to employees as settlement of a liability under the Company’s employee bonus plan.

ESPP, Stock Option Exercises and Vested Restricted Stock Units

In May 2008, the Company issued 149,856 shares of its common stock for proceeds of $974,000 under its employee stock purchase plan. The Company issued 26,228 shares of common stock as a result of stock option exercises and the vesting of restricted stock units during the nine months ended September 30, 2008 for proceeds of $2,000.

Initial Public Offering

On June 6, 2007, the Company completed its initial public offering of 6,000,000 shares of its common stock at a public offering price of $18.00 per share. Net cash proceeds from the initial public offering were $97.5 million, after deducting underwriting discounts and commissions and offering expenses.

8.	Comprehensive Income (Loss)

Comprehensive loss includes net loss and all changes in stockholders’ equity (deficit) during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. For the nine months ended September 30, 2008 and 2007, the difference between comprehensive loss and net loss represented the change in unrealized gains/losses on available-for-sale securities and was not material.

9.	Segment Information

Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Xyrem	$14,234	$9,646	$37,980	$27,898
Antizol (1)	831	3,790	5,106	10,413
Luvox CR (2)	1,957	—	2,671	—
Cystadane (3)	—	—	—	365

Total	$17,022	$13,436	$45,757	$38,676

(1)	Includes sales of Antizol-Vet, which were $15,000 and $48,000 in the three months ended September 30, 2008 and 2007, respectively, and $163,000 and $179,000 in the nine months ended September 30, 2008 and 2007, respectively. The Company sold its rights to Antizol and Antizol-Vet to an unrelated third party in August 2008.

(2)	Includes sales of the active pharmaceutical ingredient in Luvox CR of $126,000 and $253,000 in the three and nine months ended September 30, 2008, respectively.

(3)	The Company sold its rights to Cystadane to a third party in March 2007.

The following table presents a summary of total revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$16,401	$13,416	$44,286	$38,550
Europe	720	7,675	2,148	10,752
All other	625	383	1,485	524

Total	$17,746	$21,474	$47,919	$49,826

The following table presents a summary of total revenues from significant customers as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Express Scripts	79%	46%	78%	56%
UCB Pharma Limited	*	36%	*	21%

*	Represented less than 10% of the Company’s total revenues.

10.	Product License

In January 2007, the Company entered into a product license agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) for the rights to market Luvox CR and Luvox in the United States, which product license agreement was subsequently assigned to JPIC. The Company made a $2.0 million payment upon execution of the agreement which was recorded as research and development expense in the nine months ended September 30, 2007. As a result of approval by the FDA and the first commercial sale of Luvox CR, both of which occurred during the three months ended March 31, 2008, JPIC is obligated to make payments under this agreement totaling $41.0 million, of which $10.0 million was paid by the Company on March 28, 2008 and $10.0 million was paid by the Company on April 7, 2008 and $21.0 million remained recorded as a current liability at September 30, 2008. In October 2008, JPIC entered into a second amendment to its product license agreement with Solvay with respect to $21.0 million of payments to Solvay under the product license agreement. Prior to the second amendment, $10.5 million would have been payable on September 30, 2008 and $10.5 million would have been payable on December 31, 2008. Pursuant to the second amendment, these payments will be due to Solvay in accordance with the schedule described in Note 16. JPIC is obligated under the product license agreement to pay Solvay up to an additional $95.0 million in commercial milestone payments associated with Luvox CR, as well as royalties on net product sales at specified rates. Luvox CR’s FDA approval included a commitment for two Phase IV clinical trials, one in adolescent patients with social anxiety disorder (“SAD”) and the other a duration of effect study in patients with SAD. Solvay is required to reimburse the Company for fifty percent of the costs to be incurred in connection with these clinical trials up to $1.0 million.

11.	Collaboration and License Agreements

Under the terms of an agreement with UCB, UCB has the right to market Xyrem for the treatment of narcolepsy and JZP-6 (sodium oxybate) for the treatment of fibromyalgia in 54 countries outside of the United States. UCB made a nonrefundable milestone payment to the Company of $2.0 million in March 2007, which was recorded as contract revenue in the nine months ended September 30, 2007. The Company recognized contract revenues of $280,000 during each of the three months ended September 30, 2008 and 2007, and $840,000 and $813,000 during the nine months ended September 30, 2008 and 2007, respectively, related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

In July 2008, the Company entered into a second amendment to its license and distribution agreement with UCB. Pursuant to the second amendment, the timing and size of a certain milestone payment were adjusted and UCB’s ability to terminate the license and distribution agreement in whole or in part was revised. Prior to the second amendment, UCB was required to pay $7.5 million to the Company within 30 days after the last patient completed or had withdrawn from the Company’s second Phase III trial of sodium oxybate for the treatment of fibromyalgia. Pursuant to the second amendment, a nonrefundable $10.0 million payment was made to the Company in July 2008 in lieu of the $7.5 million milestone payment. UCB would be entitled to a credit of $2.5 million against future royalties otherwise due under the license and distribution agreement if sodium oxybate for the treatment of fibromyalgia does not receive marketing authorization in the European Union because the clinical trials within the European Union did not include a sufficient number of patients and the Company did not enroll at least 185 patients in the clinical trials within the European Union. The Company has agreed to use commercially reasonable efforts to enroll at least 185 patients in the clinical trial from countries within the European Union. In addition, under the terms of the second amendment, the notice period for UCB’s right to terminate the entire license and distribution agreement without cause was reduced from 18 months to 12 months, and a provision was added permitting

UCB to terminate its rights to sodium oxybate for the fibromyalgia indication on six months’ notice at any time prior to the receipt of marketing approval of sodium oxybate for fibromyalgia in the European Union. As of September 30, 2008, the Company recorded a deferred revenue liability of $10.0 million because the Company had not yet met the performance obligations under the amended license and distribution agreement.

12.	Stock-Based Compensation

The Company accounts for employee stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2008 and 2007 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock–based compensation expense recognized under SFAS 123R related to stock options, restricted stock units, phantom shares and awards under the Company’s employee stock purchase plan was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of product sales	$11	$6	$114	$22
Research and development	393	426	1,440	846
Selling, general and administrative	1,284	1,150	4,236	2,694

Total stock-based compensation expense	$1,688	$1,582	$5,790	$3,562

Employee stock-based compensation expenses of $57,000 and $43,000 as of September 30, 2008 and December 31, 2007, respectively, were capitalized as a component of inventories and included in the condensed consolidated balance sheets.

Stock Options

During the three and nine months ended September 30, 2008, the Company granted stock options to purchase 134,100 and 927,025 shares of common stock, respectively. The weighted-average grant-date fair value per share of the stock options granted during the three and nine months ended September 30, 2008 was $4.48 and $4.94, respectively. The fair value of these stock option grants was estimated at the grant date using the Black–Scholes option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted-average volatility	60%	55%	59%	56%
Weighted-average expected term	5.9	6.1	6.1	6.1
Range of risk-free rates	3.0-3.4%	4.3-4.9%	2.7-3.4%	4.3-4.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Phantom Shares

In August 2008, certain directors elected to defer receipt of their annual retainer fees to be paid in Company common stock and the Company recorded phantom shares equivalent to 26,783 shares of the Company’s common stock with a market value per share of $7.84. Total compensation cost related to phantom shares of common stock granted under the Directors Deferred Compensation Plan was approximately $210,000 and $211,000 for both the three and nine months ended September 30, 2008 and 2007, respectively.

13.	Sale of Product Rights

In August 2008, the Company sold its rights to and interests in Antizol and Antizol-Vet for cash consideration of $5.5 million and existing inventory, raw materials and work in process for cash consideration of $275,000. In connection with this transaction, the Company recognized a gain on sale of product rights of $3.9 million. In addition, for the next three years, the Company is entitled to receive annual product payments equal to a specified percentage of net sales of Antizol and Antizol-Vet if sales reach certain thresholds, a portion of which would be payable to certain holders of JPIC’s senior secured notes as discussed in Note 5 above as partial prepayment of the outstanding principal of the senior secured notes.

In March 2007, the Company sold its rights to Cystadane, associated product registrations, commercial inventory and trademarks for cash consideration of $9.0 million and recorded a gain on sale of product rights of $5.1 million.

14.	Workforce Reductions

In June 2008, as part of a strategic decision to reduce its emphasis on early-stage research and development activities, reduce research and development commitments and streamline administrative operations, the Company completed a workforce reduction of 33 employees and recorded a charge of $439,000 in the nine months ended September 30, 2008, of which $220,000 was recorded in research and development expense and the remainder in selling, general and administrative expense. Approximately $426,000 of the charge relates to severance, health insurance premium and outplacement assistance payments, and no amounts were unpaid as of September 30, 2008. The remaining $13,000 relates to the accelerated vesting of restricted stock units for terminated employees.

In November 2008, the Company implemented a workforce reduction of 67 employees. See Note 16 for additional information.

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

The Company has agreed to indemnify its officers and directors, and the officers and directors of Orphan Medical and JPIC, for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes that the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2008 and December 31, 2007. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Legal Proceedings

In April 2006, the Company and Orphan Medical received subpoenas from the United States Department of Justice in connection with the sale and marketing of Xyrem. In July 2007, the Company reached a comprehensive settlement with the government in connection with this matter and agreed to make payments totaling approximately $20.0 million over the next several years of which the Company has paid $3.0 million as of September 30, 2008. The Company recorded a charge of $17.5 million in the nine months ended September 30, 2007, which represents the present value of these payments discounted at an interest rate of 4.6%. As of September 30, 2008, the non-current portion of this provision was $13.1 million and the current portion, which is included in accrued liabilities, was $2.3 million.

On April 10, 2006, Little Gem Life Sciences LLC, individually and purportedly on behalf of a class of persons similarly situated, filed a complaint against Orphan Medical and former officers of Orphan Medical in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made false and misleading statements in the proxy statement prepared by Orphan Medical in connection with the solicitation of proxies to be voted at the special meeting of Orphan Medical stockholders held on June 22, 2005. The purpose of the special meeting was to consider and vote upon a proposal to adopt the definitive merger agreement pursuant to which the Company acquired Orphan Medical. The plaintiff seeks damages for itself and the putative class, in an unspecified amount, together with interest, litigation costs and expenses, and its attorneys’ fees and other disbursements, as well as unspecified other and further relief. On October 25, 2006, the defendants filed a motion to dismiss the complaint and oral argument on the motion was heard by the United States District Court for the District of Minnesota. On February 16, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint, with leave to amend. On March 14, 2007, the plaintiff filed an amended complaint, and the defendants responded with a motion to dismiss on March 16, 2007. Oral argument on the motion was heard on June 8, 2007. On September 13, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint with prejudice. On September 28, 2007, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. On November 21, 2007, the plaintiff filed its brief with the United States Court of Appeals for the Eighth Circuit. On December 21, 2007, the defendants filed their brief with the United States Court of Appeals for the Eighth Circuit. On January 8, 2008, the plaintiff filed a reply brief. Oral arguments were heard on May 15, 2008. On August 11, 2008, the United States Court of Appeals for the Eighth Circuit affirmed the judgment of the United States District Court for the District of Minnesota in favor of the defendant. The time to appeal this decision has elapsed.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on results of operations or financial condition.

16.	Subsequent Events

Amendment to Solvay Agreement

In October 2008, JPIC amended its product license agreement with Solvay to modify the terms for $21.0 million of payments under the agreement. Prior to the amendment, $10.5 million would have been payable on September 30, 2008 and $10.5 million would have been payable on December 31, 2008. Pursuant to the terms of the amendment, a payment of $3.5 million was paid in October 2008, a payment of $3.5 million will be due on each of November 15, 2008 and on December 15, 2008 and the remaining $10.5 million will be due in nine equal monthly payments beginning January 15, 2009 and ending September 15, 2009. In addition, pursuant to this amendment, Solvay may terminate the license agreement if any of these payments is not made within fifteen days after it is due.

Workforce Reduction

In November 2008, in large part as a reaction to the lower than anticipated demand to date for Luvox CR, the Company implemented a workforce reduction of 67 employees, largely from its commercial organization. The Company expects to record a charge in selling, general and administrative expense of approximately $1.6 million in the three months and year ending December 31, 2008. The Company expects approximately $742,000 of the charge to relate to severance and health insurance premium payments, most of which is expected to be paid by February 28, 2009.

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

Overview

We are a specialty pharmaceutical company focused on identifying, developing and commercializing innovative products to meet unmet medical needs in neurology and psychiatry. Our goal is to build a broad portfolio of products through a combination of internal development and acquisition and in-licensing activities, and to utilize our specialty sales force to promote our products in our target markets. We apply novel formulations and drug delivery technologies to known drug compounds, and to compounds with the same mechanism of action or similar chemical structure as marketed products, to improve patient care by, among other things, improving efficacy, reducing adverse side effects or increasing patient compliance relative to existing therapies. By working with these drug compounds, we believe that we can substantially mitigate the risks and reduce the costs and time associated with product development and commercialization of new therapies with significant market opportunities. Through the application of novel formulations and drug delivery technologies, we also explore potential new indications for known drug compounds. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes two marketed products and four product candidates in various stages of clinical development. We have additional product candidates in earlier stages of development.

Our marketed products are:

•

Xyrem® (sodium oxybate) oral solution. Xyrem is the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy. Narcolepsy is a chronic neurologic disorder caused by the brain’s inability to regulate sleep-wake cycles. According to the National Institutes of Health, 150,000 or more individuals in the United States are affected by narcolepsy. We promote Xyrem in the United States to neurologists, psychiatrists, pulmonologists and sleep specialists through our specialty sales force. We have significantly increased U.S. sales of Xyrem since acquiring rights to Xyrem in June 2005. We have licensed the rights to commercialize Xyrem in 54 countries outside of the United States to UCB Pharma Limited, or UCB, and in Canada to Valeant Canada Limited, or Valeant. UCB currently markets Xyrem in 13 countries.

•

Luvox CR® (fluvoxamine maleate) extended release capsules. Once-daily Luvox CR was approved by the FDA for the treatment of both obsessive compulsive disorder and social anxiety disorder on February 28, 2008. We shipped initial stocking orders of Luvox CR to our wholesaler customers in March 2008 and began promoting the product through our specialty sales force in April 2008. Luvox CR is a once-daily extended release formulation of fluvoxamine, a selective serotonin reuptake inhibitor. Selective serotonin reuptake inhibitors are used in the treatment of depression, anxiety disorders and some personality disorders. According to the National Institute of Mental Health, obsessive compulsive disorder and social anxiety disorder affect approximately 2.2 million and 15 million adults in the United States, respectively. Luvox CR was developed by Solvay Pharmaceuticals, Inc., or Solvay, in collaboration with Elan Pharma International Limited, or Elan. We obtained the exclusive rights to market and distribute Luvox CR in the United States from Solvay in January 2007. Solvay retains the rights to market and distribute Luvox CR outside of the United States.

Our clinical development pipeline consists of the following product candidates:

•

JZP-6 (sodium oxybate). We are developing sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. According to the American College of Rheumatology, between two and four percent of the U.S. population suffers from fibromyalgia. We have successfully completed a Phase II clinical trial of this product candidate for the treatment of fibromyalgia. The Phase III clinical trial program includes two pivotal clinical trials. We expect preliminary data from the first Phase III pivotal clinical trial, for which all patients have completed their participation, in the fourth quarter of 2008. In Phase II clinical trials, JZP-6 achieved a statistically significant improvement compared to placebo in pain based on the pain visual analog scale, which the FDA and the European Agency for the Evaluation of Medicinal Products have indicated is the appropriate primary endpoint for our Phase III pivotal clinical trials. Subject to successful completion of the Phase III clinical trials, we plan to submit a new drug application, or NDA, for JZP-6 in the fourth quarter of 2009. If our NDA is approved by the FDA, we expect to market JZP-6 in the United States to specialists who treat fibromyalgia patients, through an expanded specialty sales force or in partnerships with third parties. We have granted UCB the commercialization rights to JZP-6 in 54 countries outside of the United States.

•

JZP-8 (intranasal clonazepam). JZP-8, an intranasal formulation of clonazepam, is being developed for the treatment of recurrent acute repetitive seizures in epilepsy patients who continue to have seizures while on stable anti-epileptic regimens. Recurrent acute repetitive seizures are bouts of multiple seizures occurring over a short period of time. According to an article published in the New England Journal of Medicine, approximately 30% of epilepsy patients are unresponsive, or refractory, to treatment despite being on an effective dose of an antiepilepsy regimen, and a subset of these refractory patients experience recurrent acute repetitive seizures. We have received orphan drug designation from the FDA for this product candidate for the treatment of recurrent acute repetitive seizures. We are currently conducting a Phase II clinical trial of JZP-8 to evaluate the effectiveness and safety of several dosage strengths for the treatment of recurrent acute repetitive seizures in patients with epilepsy who have seizures while on stable anti-epileptic regimens. We expect to complete enrollment in this trial by early 2009.

•

JZP-4 (sodium channel antagonist). JZP-4, a controlled release formulation of an anticonvulsant that is believed to work through a similar mechanism of action as Lamictal® (lamotrigine), an antiepileptic drug marketed by GlaxoSmithKline for the treatment of epilepsy and bipolar disorder. According to the Epilepsy Foundation, approximately 2.7 million people in the United States suffer from epilepsy, and according to the National Institute of Mental Health, approximately 5.7 million people in the United States are affected by bipolar disorder. We are currently conducting product formulation activities in preparation for the potential initiation of a Phase II clinical program for JZP-4 in 2009, assuming we are able to partner or otherwise secure funding for this program.

•

JZP-7 (ropinirole gel). JZP-7, a transdermal gel formulation of ropinirole, is being developed for the treatment of restless legs syndrome. Dopamine is naturally produced by the human body, and in the brain, dopamine functions to help nerve cells communicate. A dopamine agonist is a drug compound that mimics the effects of dopamine. According to the Restless Legs Syndrome Foundation, up to 10% of the U.S. population suffers from restless legs syndrome. We are currently conducting certain pre-clinical activities in preparation for the potential initiation of a Phase III clinical program for JZP-7 in 2009, assuming we are able to partner or otherwise secure funding for this program.

In March 2008, JPI Commercial, LLC, or JPIC, a wholly-owned subsidiary, sold $40.0 million aggregate principal amount of senior secured notes. As part of the transaction, we issued to the purchasers of these notes warrants to purchase a total of 562,192 shares of our common stock exercisable at an exercise price of $14.23 per share at any time until March 17, 2013. We paid an arrangement fee of $800,000 and incurred other issuance costs of $634,000 in connection with the transaction. We are using the net proceeds to fund a portion of milestone payments due under JPIC’s license agreement with Solvay, to fund Luvox CR launch expenses and for general corporate purposes. The notes bear interest at 15% per annum, payable quarterly in arrears, and are due on June 24, 2011. In addition, on March 17, 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical, LLC, or Orphan Medical, a wholly-owned subsidiary, were exchanged for the same principal amount of new senior secured notes issued by JPIC at the same interest rate. For additional information see “Liquidity and Capital Resources” below.

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

In June 2008, as part of a strategic decision to reduce our emphasis on early-stage research and development activities, reduce research and development commitments and streamline administrative operations we completed a workforce reduction of 33 employees and recorded a charge of $439,000 in the nine months ended September 30, 2008. At the same time, we determined that we would initiate the Phase II clinical program for JZP-4 and the Phase III clinical program for JZP-7 if and when we are able to partner or otherwise secure additional sources of funding for these programs.

In July 2008, we completed a registered direct public offering of units consisting of an aggregate of 3,848,289 shares of common stock and warrants to purchase an aggregate of 1,731,724 shares of common stock at a public offering price of $6.75625 per unit for net proceeds of $24.5 million after deducting the placement agents’ fees and other offering expenses payable by us. We are using the net proceeds primarily to fund our commercial activities in support of the launch of Luvox CR, including payment of a portion of the milestone payments due to Solvay, to complete the Phase III clinical studies of JZP-6, and for general corporate purposes. The warrants are exercisable for $7.37 per share of common stock at any time on or after January 21, 2009 and prior to July 21, 2014.

In July 2008, we amended the terms of our license agreement with UCB and received a milestone payment of $10.0 million in July 2008. For additional information see “Liquidity and Capital Resources” below.

In August 2008, we sold our rights to and interests in Antizol and Antizol-Vet for cash consideration of $5.5 million and we sold existing inventory, raw materials and work in process for cash consideration of $275,000. In connection with this transaction, we recognized a gain of $3.9 million.

In October 2008, JPIC amended its product license agreement with Solvay to modify the payment terms for $21.0 million of payments under the agreement. Prior to the amendment, $10.5 million would have been payable on September 30, 2008 and $10.5 million would have been payable on December 31, 2008. Pursuant to the terms of the amendment, a payment of $3.5 million was paid in October 2008, a payment of $3.5 million will be due on each of November 15, 2008 and on December 15, 2008 and the remaining $10.5 million will be due in nine equal monthly payments beginning January 15, 2009 and ending September 15, 2009. In addition, Solvay may terminate the license agreement if any of these payments is not made within fifteen days after it is due.

Since our inception, we have incurred significant net losses, and we may continue to incur net losses for the next few years. In June 2008, as part of a strategic decision to reduce our emphasis on early-stage research and development activities, reduce research and development commitments and streamline administrative operations, we completed a workforce reduction of 33 employees. In November 2008, in large part as a reaction to the lower than anticipated demand to date for Luvox CR, we implemented a workforce reduction of 67 employees, including 62 in the field sales force. We cannot predict with certainty the level of future sales of our products and our future product sales may not reach the levels we currently expect. Accordingly, in order to preserve our cash resources, we expect to continue to take actions designed to reduce our expenses. The cost-cutting measures we have taken and may take in the future may not be sufficient to enable us to meet our cash requirements or for us to reach profitability. In addition to expense reduction initiatives, we will need to raise additional funds by early 2009 to support our operations. Such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds by early 2009, we will be required to significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities.

Revenues

Product Sales, Net

The following is a summary of our product sales, net for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Xyrem	$14,234	$9,646	$37,980	$27,898
Antizol (1)	831	3,790	5,106	10,413
Luvox CR (2)	1,957	—	2,671	—
Cystadane (3)	—	—	—	365

Total	$17,022	$13,436	$45,757	$38,676

(1)	Includes sales of Antizol-Vet, which were $15,000 and $48,000 in the three months ended September 30, 2008 and 2007, respectively, and $163,000 and $179,000 in the nine months ended September 30, 2008 and 2007, respectively. We sold our rights to Antizol and Antizol-Vet to an unrelated third party in August 2008.

(2)	Includes sales of the active pharmaceutical ingredient in Luvox CR of $126,000 and $253,000 in the three and nine months ended September 30, 2008, respectively.

(3)	We sold our rights to Cystadane to an unrelated third party in March 2007.

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

Luvox CR (fluvoxamine maleate) extended release capsules. Revenues from sales of Luvox CR primarily represented sales in the United States to patients based on units dispensed through prescriptions as of September 30, 2008. Marketing exclusivity for Luvox CR under the provisions of the Hatch-Waxman Act in the United States will expire in February 2011.

Royalties, Net

We receive royalties primarily from international distributors of our products, typically based on their net sales of our products. Royalty income was $440,000 and $253,000 in the three months ended September 30, 2008 and 2007, respectively, and $1.3 million and $824,000 in the nine months ended September 30, 2008 and 2007, respectively. Although we do not expect royalty revenues to comprise a substantial portion of our revenues in the near future, we expect royalty revenues to increase as sales of Xyrem by UCB and Valeant increase.

Contract Revenues

Almost all of our contract revenues consist of upfront or milestone payments received from UCB. UCB made a nonrefundable commercial milestone payment of $2.0 million in March 2007, which we recognized upon achievement of the milestone. In connection with the expansion of our agreement with UCB in 2006, UCB made an upfront payment of $5.0 million and subsequently an additional payment of $10.0 million in September 2006 upon exercise of its rights to develop and commercialize JZP-6 for the treatment of fibromyalgia syndrome. These payments are being recognized as revenue through 2019, the estimated performance period of the contract. This amortization resulted in contract revenues of $280,000 during each of the three months ended September 30, 2008 and 2007, and $840,000 and $813,000 in nine months ended September 30, 2008 and 2007, respectively.

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

Conducting a significant amount of research and development has been central to our business model. Since our formation in 2003 through September 30, 2008, we incurred approximately $243.8 million in research and development expenses. To continue the development of our product candidates, we will need to make significant investments in research and development, including, for example, in connection with the JZP-6 Phase III clinical trials and a related open label safety study currently underway. Until we obtain sufficient additional financing, which we may not be able to do, we will need to focus our research and development efforts almost exclusively on JZP-6 in order to conserve cash. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and length of the clinical trials.

We designate development projects to which we have allocated significant research and development resources with the term “JZP” and a unique number. Earlier-stage development and product lifecycle extension projects are included in “Other projects” in the following table. Early product concept feasibility studies and other research activities are included in “R&D support” in the following table. The expenditures summarized in the following table reflect costs directly attributable to each development candidate and to our “Other projects.” We do not allocate salaries, benefits or other indirect costs to our development candidates or “Other projects,” but include these costs in “R&D support” in the following table. The following table summarizes our research and development expenses for the nine months ended September 30, 2008 and, for JZP projects currently under development and Luvox CR, direct research and development expenses attributed to each project from its inception through September 30, 2008:

	Nine Months Ended September 30, 2008	Project Inception to September 30, 2008
	(In thousands)
JZP-6	$26,381	$65,047
JZP-4	2,138	22,095
Luvox CR (1)	1,242	9,676
JZP-7	3,669	7,106
JZP-8	2,602	5,717
Terminated projects (2)	(125)
Other projects	2,826
R&D support	16,541

Total	$55,274

(1)	During the nine months ended September 30, 2008, our research and development expenses for Luvox CR primarily consisted of expenses in connection with the scale-up for commercial manufacturing of Luvox CR prior to FDA approval on February 28, 2008. Expenses subsequent to FDA approval were either expensed as part of cost of product sales as a period expense or capitalized in inventory.

(2)	Relates to a decrease in estimated expenses accrued for two terminated projects.

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We test goodwill for impairment annually in October and concluded that no impairment existed as of October 1, 2008. We tested for impairment when events or changes in circumstances such as the recent decline in our stock price indicated that the carrying value may not be recoverable.

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

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Because sales of Luvox CR at September 30, 2008 had not reached the levels we had expected, we updated our estimated undiscounted future cash flows for Luvox CR for the remaining life of the related intangible asset. We compared our estimated undiscounted future cash flows to the remaining carrying value of the Luvox CR intangible asset and found that the value of the intangible asset was recoverable and not impaired. The estimates and assumptions used in our analysis are very subjective. Changes in our estimates and assumptions could have a material adverse effect on our results of operations.

Revenue Recognition

Luvox CR was approved by the FDA for the treatment of obsessive compulsive disorder and social anxiety disorder and we shipped initial stocking orders to our wholesaler customers in the first quarter of 2008. Luvox CR is subject to rights of return within six months prior to and up to twelve months after product expiration. Given our limited history of selling Luvox CR, we currently cannot reliably estimate expected returns of Luvox CR at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of Luvox CR and instead recognize revenue on a “sell-through” basis using dispensing data generated by an independent prescription tracking service. Units dispensed through prescriptions are generally not subject to return. When trade channel inventories are reduced to targeted stocking levels and we have sufficient data to determine product acceptance in the marketplace we will recognize revenue on sales of Luvox CR at the time title passes to our customers, or on a “sell-in” basis, and provide for an estimate of future product returns. Through September 30, 2008, we billed our wholesaler customers, who have certain industry standard rights of return, an aggregate of $4.7 million. We concluded, based on prescription data and the level of trade channel inventories, that we are unable to determine the extent of Luvox CR acceptance by the market and consequently we are unable to estimate the extent of product returns. On a sell-through basis, we recorded revenue of $1.8 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, net of estimated wholesaler fees, discounts, chargebacks and rebates. As of September 30, 2008, we had recorded a deferred revenue liability of $1.3 million, which represents amounts paid by wholesaler customers in excess of revenue recognized, net of estimated wholesaler fees, discounts, chargebacks and certain rebates. As of September 30, 2008, we had included in our inventories Luvox CR cost of sales of approximately $162,000 related to shipments for which revenue has been deferred. We believe the independent prescription data we used to record revenue related to Luvox CR is accurate and reliable and not subject to subsequent adjustments. While we record Luvox CR revenue on a sell-through basis, we believe our estimated wholesaler fees, discounts, chargebacks and rebates are subject to minimal future adjustments. When we are able to record Luvox CR revenues on a sell-in basis our estimates related to product returns, indirect rebates payable to contracted managed care organizations and Medicaid supplemental rebates will be subject to variability and adjustment. As a result, when we do recognize revenue from sales of Luvox CR on a sell-in basis, it may be subject to greater period to period fluctuations than products with long established histories.

There have been no significant changes in the estimates and assumptions we used to record revenue from sales of Xyrem during the nine months ended September 30, 2008.

Under our contractual relationships, nonrefundable fees where we have no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where we have continuing performance obligations, nonrefundable fees are deferred and recognized ratably over our projected performance period. We recognize at-risk milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. Refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when our performance obligations are completed. Under an amendment to our license and distribution agreement with UCB, UCB paid $10.0 million to us in July 2008 in lieu of a $7.5 million milestone payment which would have been due after the last patient completed or had withdrawn from our second Phase III trial of sodium oxybate for the treatment of fibromyalgia which is ongoing. Under the amendment, we are obligated to use commercially reasonable efforts to enroll at least 185 patients in the clinical trial from countries within the European Union. As of September 30, 2008, we deferred recognition of revenue related to the nonrefundable $10.0 million payment because we had not yet met the performance obligations under the amended license and distribution agreement. We expect the last patient will have completed or will have withdrawn from our second Phase III trial of sodium oxybate for the treatment of fibromyalgia in mid 2009, at which point we expect to recognize at least $7.5 million of the $10.0 million payment received as revenue.

Inventory Reserves

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Based on an analysis performed during the third quarter, we recorded a charge to cost of product sales of $3.0 million. This consists of a reserve for inventory we judged to be in excess of expected requirements in the amount of $2.4 million and a $552,000 liability to a contract manufacturer for cancelled production orders. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for the product. If our estimate of future demand is too high we may have to increase the reserve for excess inventory and record a charge to cost of product sales.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	Change	2008	2007	Change	Change
	(In thousands)				(In thousands)
Product sales, net	$17,022	$13,436	$3,586	27%	$45,757	$38,676	$7,081	18%
Royalties, net	440	253	187	74%	1,308	824	484	59%
Contract revenues	284	7,785	(7,501)	(96%)	854	10,326	(9,472)	(92%)
Cost of product sales (excluding amortization of acquired developed technology)	5,525	1,938	3,587	185%	10,619	5,620	4,999	89%
Research and development	12,149	16,978	(4,829)	(28%)	55,274	49,252	6,022	12%
Selling, general and administrative	24,329	18,069	6,260	35%	91,218	50,583	40,635	80%
Amortization of intangible assets	3,487	2,287	1,200	52%	9,454	6,936	2,518	36%
Provision for government settlement	—	—	—	N/A (1)	—	17,469	(17,469)	N/A (1)
Interest income	353	1,969	(1,616)	(82%)	1,700	4,360	(2,660)	(61%)
Interest expense	(5,355)	(3,511)	(1,844)	53%	(14,377)	(10,093)	(4,284)	42%
Other income (expense), net	19	(19)	38	(200%)	6	1,816	(1,810)	(100%)
Gain on sale of product rights	3,918	—	3,918	N/A (1)	3,918	5,145	(1,227)	(24%)

(1)	No comparable data for prior period or comparison to prior period is not meaningful.

Product Sales, Net

The increase in product sales, net in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily due to the growth of Xyrem sales, which increased by $4.6 million and $10.1 million, respectively. We believe the increase in Xyrem sales was primarily attributable to the expansion of our sales force and, to a lesser extent, increases in the price we charged our central pharmacy customer for Xyrem of 9.5% in July 2008, 7.0% in January 2008 and 9.0% in May 2007. In the three and nine months ended September 30, 2008, we recorded revenue on sales of Luvox CR of $1.8 million and $2.4 million, respectively, and on sales of the active pharmaceutical ingredient in Luvox CR of $126,000 and $253,000, respectively. Prior to the sale of our rights to Antizol and Antizol-Vet in August 2008, we recorded sales of Antizol of $831,000 and $5.1 million in the three and nine months ended September 30, 2008, respectively. Prior to the sale of our rights to Cystadane in March 2007, we recorded Cystadane sales of $365,000 in the nine months ended September 30, 2007. We expect product sales for the fourth quarter of 2008 to be higher than during the third quarter of 2008.

Royalties, Net

The increase in royalties, net in the three and nine months ended September 30, 2008, as compared to same periods in 2007, was entirely due to an increase in sales of Xyrem by UCB.

Contract Revenues

Contract revenues in both the three and nine months ended September 30, 2007 included a $7.5 million nonrefundable milestone payment received from UCB in August 2007. In addition, contract revenues in the nine months ended September 30, 2007 included a $2.0 million nonrefundable milestone payment received from UCB in March 2007. We recognized additional contract revenues of $284,000 and $285,000 in the three months ended September 30, 2008 and 2007, respectively, and $854,000 and $826,000 in the nine months ended September 30, 2008 and 2007, respectively, primarily related to previously deferred upfront payments which are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

Cost of product sales as a percentage of product sales increased to 32.5% and 23.2% in the three and nine months ended September 30, 2008, respectively, compared to 14.4% and 14.5% in the three and nine months ended September 30, 2007, respectively. The increases for both periods were primarily due to a $3.0 million charge to cost of product sales recorded in the three and nine months ended September 30, 2008, respectively, which consists of a reserve for Luvox CR inventory we judged to be in excess of expected requirements in the amount of $2.4 million and a $552,00 liability to a contract manufacturer for cancelled production orders, and $754,000 and $2.1 million of manufacturing period costs related to Luvox CR in the three and nine months ended September 30, 2008, respectively. Cost of product sales as a percentage of product sales in the three and nine months ended September 30, 2007 benefited from higher sales of Antizol, which had comparatively lower cost of sales as a percentage of product sales. Xyrem cost of product sales as a percentage of Xyrem product sales ranged from 85.6% to 88.7% in the three and nine months ended September 30, 2007 and 2008, respectively.

Research and Development Expenses

Lower research and development expenses in the three months ended September 30, 2008, as compared to the same period in 2007, resulted from lower spending on JZP-4, scale-up and manufacturing costs for Luvox CR and personnel related costs. In addition, the three months ended September 30, 2008 includes the reversal of a $1.1 million over-accrual of expenses related to JZP-6 originally recorded in the three months ended June 30, 2008. Higher research and development expenses in the nine months ended September 30, 2008, as compared to the same period in 2007, resulted from increased spending on development projects, primarily for JZP-6 and, to a lesser extent, JZP-7 and JZP-8, offset in part by decreased spending on JZP-4 and scale-up and manufacturing costs prior to the approval of Luvox CR. In addition, during the three and nine months ended September 30, 2007, we recorded a benefit of $1.3 million as a result of an agreement with a former technology partner related to a project that was terminated in 2005. We expect the level of research and development expenses for the fourth quarter of 2008 to be higher than the level of research and development expenses during the third quarter of 2008 primarily due to JZP-6 clinical trials expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to growth in headcount and related expenses, in particular related to the expansion of our sales force, marketing expenditures related to the launch of Luvox CR, and higher expenses to support our sales force. Legal fees were lower in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily as a result of the costs in 2007 related to a government investigation. We expect selling, general and administrative expenses for the year ending December 31, 2008 to be higher than in the year ended December 31, 2007 primarily due to the expansion of the sales force prior to the launch of Luvox CR. We expect selling, general and administrative expenses to begin to decrease in the first quarter of 2009 as a result of the reduction in force in November 2008.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology, agreements not to compete and trademarks, all of which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three and nine months ended September 30, 2008 were higher as compared to the same periods in 2007, as a result of amortization costs associated with the Luvox CR intangibles, offset by lower amortization costs on the Antizol intangibles. We expect amortization costs for the year ending December 31, 2008 to be higher than in the year ended December 31, 2007.

Provision for Government Settlement

In April 2006, we and Orphan Medical received subpoenas from the United States Department of Justice in connection with the sale and marketing of Xyrem. In July 2007, we reached a comprehensive settlement with the government in connection with this matter and agreed to make payments totaling approximately $20.0 million, including interest, over the next several years. We recorded a charge of $17.5 million in the nine months ended September 30, 2007, which represented the present value of these payments discounted at an interest rate of 4.6%.

Interest Income

Interest income was lower in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to lower average cash balances and to lower average interest rates.

Interest Expense

Interest expense in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, increased primarily due to interest expense related to the settlement of a government investigation and interest expense recorded on the additional $40.0 million principal amount of senior secured notes we issued in March 2008. Interest on the notes is comprised of the accretion of a discount related to warrants that were issued in conjunction with the notes, amortization of debt issuance costs and quarterly cash payments for interest, and was calculated using the effective interest method.

Other Income (Expense), Net

We recorded a benefit of $1.8 million for the nine months ended September 30, 2007 to reflect a decrease in the fair value of the preferred stock warrant liability. Prior to our initial public offering the preferred stock warrant liability was revalued at the end of each reporting period to fair value using the Black-Scholes option pricing model. On June 6, 2007, upon completion of our initial public offering, the warrants became exercisable for common stock and the liability was reclassified to stockholders’ equity at its then fair value.

Gain on Sale of Product Rights

In August 2008, we entered into an agreement under which an unrelated third party purchased our rights to and interests in Antizol and Antizol-Vet with the associated product registrations and trademarks for cash consideration of $5.5 million and existing inventory, raw materials and work in process for cash consideration of $275,000. In connection with this transaction, we recorded a gain of $3.9 million in the three and nine months ended September 30, 2008.

In March 2007, we entered into an agreement under which an unrelated third party purchased our rights to Cystadane along with the associated product registrations, commercial inventory and trademarks, for cash consideration of $9.0 million. In connection with this transaction, we recorded a gain of $5.1 million in the nine months ended September 30, 2007.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of September 30, 2008, we had an accumulated deficit of $443.9 million. As of September 30, 2008, we had $50.9 million in unrestricted cash, cash equivalents and marketable securities, held primarily in obligations of United States government agencies, corporate debt securities and money market funds.

We have not achieved profitability and to become profitable we must reduce expenses as we continue our efforts to increase revenues. In June 2008, as part of a strategic decision to reduce our emphasis on early-stage research and development activities, reduce research and development commitments and streamline administrative operations, we completed a workforce reduction of 33 employees. In November 2008, in large part as a reaction to the lower than anticipated demand to date for Luvox CR, we implemented a workforce reduction of 67 employees, including 62 in the field sales force. In addition, we determined not to fill a number of currently open positions in the field and in the home office. We cannot predict with certainty the level of future sales of our products and our future sales may not reach the levels we currently expect.

We are seeking ways to reduce our expenses further as we continue to focus almost exclusively on our commercial products and JZP-6. We will need to raise additional funds by early 2009 to support our operations and such funding may not be available to us on acceptable terms, or at all. Other than the CEFF and our line of credit, we do not have any commitments or arrangements for additional funding.

We are actively seeking additional sources of financing through collaborations, partnering arrangements, development financings, or public or private debt or equity financings. We expect that our ability to obtain sufficient additional funding by early 2009 may depend significantly on the preliminary data from the first JZP-6 Phase III pivotal clinical trial. If we are unable to raise sufficient additional funds by early 2009 as a result of unfavorable results from the first JZP-6 Phase III pivotal clinical trial or other factors, including effects of the recent disruptions to the credit and financial markets in the United States and worldwide, we will be required to significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities. If we are able to raise funds through collaborations or partnering arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our product candidates that we would otherwise seek to develop or commercialize ourselves or to sell the rights to one or more commercial products to third parties. If we are able to raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or commercialization of our products. Our failure to raise capital when needed may harm our business and operating results. See Part II Item 1A—Risk Factors “Our operations have generated negative cash flows, and if we are unable to secure additional funding, we may be required to significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities.” and other risk factors included in Part II Item 1A for a discussion of the factors that will influence our future capital requirements.

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

In May 2008, we amended our existing line of credit so that we may borrow up to 75% of eligible accounts receivable, up to a maximum of $15.0 million in borrowings, subject to certain other limitations. As of September 30, 2008, we owed $3.3 million, the maximum amount currently available for borrowing under the line of credit. Upon the occurrence of certain events, including the effects of conditions or events that are generally applicable to the capital, financial, banking or currency markets, difficulties in generating product sales, or changes in the market price of our common stock, the lender has the right to stop advancing us money pursuant to the line of credit and to declare all amounts outstanding under the line of credit due and payable.

On March 17, 2008, JPIC, a wholly-owned subsidiary, sold $40.0 million aggregate principal amount of senior secured notes pursuant to a new debt arrangement. As part of the transaction, we issued to the purchasers of these notes warrants to purchase a total of 562,192 shares of our common stock exercisable at an exercise price of $14.23 per share at any time until March 17, 2013. We paid an arrangement fee of $800,000 and incurred other expenses in connection with the transaction. The notes bear interest at 15% per annum, payable quarterly in arrears, and are due on June 24, 2011. In addition, on March 17, 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical were exchanged for the same principal amount of new senior secured notes issued by JPIC pursuant to the debt arrangement described above at the same interest rate. In these transactions, we guaranteed the repayment obligations of JPIC and granted the note holders a security interest in all of our assets and those of our wholly-owned subsidiaries. We have also agreed to restrictions on working capital borrowings, dividends and certain other payments. Under the debt agreement, we may borrow from other sources up to $15.0 million secured by our accounts receivable and inventory. JPIC may be required to redeem up to $30.0 million of the outstanding principal amount of senior secured notes if our annualized net product sales are less than $100.0 million and a generic version of Xyrem has been approved in the United States.

JPIC may, at its option, prepay some or all of the notes subject to a repayment premium. The repayment premium on the first $40.0 million principal amount is 10% of the principal repayment. The repayment premium on any additional principal repayment was 18.3% of the principal repayment at September 30, 2008, and reduces ratably to zero on June 24, 2011. If there is an event of default under the terms of the notes, JPIC may be required to prepay some or all of the notes, including a repayment premium. The repayment premium for an event of default was 18.3% of the principal amount of the notes as of September 30, 2008 and will be reduced to zero ratably over the term of the notes. We are not currently required to maintain a restricted cash balance under this arrangement. We expect, however, that JPIC will be required to maintain a restricted cash balance equal to 15% of the then outstanding principal amount of notes after the quarter ending March 31, 2009 which JPIC may not be able to do, particularly if we are unable to obtain sufficient additional funding. If we are not able to maintain any required restricted cash balance under the terms of the senior secured notes, the holders of the senior secured notes may exercise their rights and remedies under the notes, which may include the acceleration of the indebtedness under the senior secured notes.

Pursuant to the debt arrangement described above, we have the option, prior to January 31, 2009, to have JPIC sell to the purchasers of the $40.0 million of senior secured notes up to $30.0 million aggregate principal amount of senior secured notes and warrants to purchase shares of our common stock. This option can only be exercised if certain conditions, including a condition relating to our net product sales, are met. We do not expect to satisfy the net sales condition and, therefore, do not expect to sell any additional senior secured notes pursuant to the terms of the debt arrangement described above.

On May 7, 2008, we entered into the CEFF with Kingsbridge pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock over a three year period starting June 19, 2008, subject to early termination in certain circumstances. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 220,000 shares of our common stock with an exercise price of $11.20 per share. The warrant is exercisable for a period of five years beginning six months after the date of issuance. Under the CEFF, the maximum number of shares that we may sell to Kingsbridge is 4,922,064 shares (exclusive of the shares underlying the warrant issued to Kingsbridge). Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day pricing period. The maximum number of shares we may require Kingsbridge to purchase in any pricing period is, the greater of (i) 1.5% of our market capitalization at the time of the commencement of the pricing period or (ii) the lesser of (A) 3.0% of our market capitalization at the time of the commencement of the pricing period or (B) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the date of the draw down notice issued by us with respect to that pricing period; provided, however, that the shares we can require Kingsbridge to purchase in any pricing period cannot exceed an aggregate purchase price of $25 million. If the average price of our common stock is lower than $4.50 or declines more than 10% from the closing price on the trading day immediately prior to the start of a pricing period, we cannot draw under the CEFF during that pricing period for so long as the price remains below either of these thresholds. We filed a registration statement which became effective as of June 19, 2008 with respect to the resale of shares issuable pursuant to the CEFF and underlying the warrant, and the registration rights agreement requires us to maintain the effectiveness of the registration statement for up to two years following the termination of the common stock purchase agreement. If we fail to maintain the effectiveness of the registration statement or if we suspend the use of the registration statement, under certain circumstances we may be required to pay certain amounts to Kingsbridge (or issue to Kingsbridge additional shares of common stock in lieu of cash payment) as liquidated damages. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions. We have not drawn down funds and have not issued shares of our common stock under the CEFF as of October 31, 2008, and, for so long as the average price of our common stock remains lower than $4.50, which our common stock has recently been trading well below, we will not be able to sell shares under the CEFF.

On July 21, 2008, we completed a registered direct public offering of units consisting of an aggregate of 3,848,289 shares of common stock and warrants to purchase an aggregate of 1,731,724 shares of common stock at a public offering price of $6.75625 per unit for net proceeds of $24.5 million after deducting the placement agents’ fees and other estimated offering expenses payable by us. The warrants are exercisable for $7.37 per share of common stock at any time on or after January 21, 2009 and prior to July 21, 2014.

On July 23, 2008, we entered into an amendment to our license and distribution agreement with UCB. Under the terms of the amendment, the timing and size of a certain milestone payment were adjusted and UCB’s ability to terminate the license and distribution agreement with UCB in whole or in part was revised. Under the terms of the original license and distribution agreement with UCB, UCB was required to pay $7.5 million to us within 30 days after the last patient completed or had withdrawn from our second Phase III trial of sodium oxybate for the treatment of fibromyalgia which is ongoing. Under the terms of the amendment, a nonrefundable $10.0 million payment was made to us in July 2008 in lieu of the $7.5 million payment. UCB would be entitled to a credit of $2.5 million against future royalties otherwise due under our license and distribution agreement with UCB if sodium oxybate for the treatment of fibromyalgia does not receive marketing authorization in the European Union because the clinical trials within the European Union did not include a sufficient number of patients and the Company did not enroll at least 185 patients in the clinical trials within the European Union. In addition, under the terms of the amendment, the notice period for UCB’s right to terminate the entire license and distribution agreement without cause has been reduced from 18 months to 12 months, and a provision has been added permitting UCB to terminate its rights to sodium oxybate for the fibromyalgia indication on six-months’ notice at any time prior to the receipt of marketing approval of sodium oxybate for fibromyalgia in the European Union.

In October 2008, JPIC amended its product license agreement with Solvay to modify the payment terms for $21.0 million of payments under the agreement. Prior to the amendment, $10.5 million would have been payable on September 30, 2008 and $10.5 million would have been payable on December 31, 2008. Pursuant to the terms of the amendment, a payment of $3.5 million was paid in October 2008, a payment of $3.5 million will be due on each of November 15, 2008 and on December 15, 2008, and the remaining $10.5 million will be due in nine equal monthly payments beginning January 15, 2009 and ending September 15, 2009. In addition, pursuant to this amendment, Solvay may terminate the license agreement if any of these payments is not made within fifteen days after it is due.

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(111,446)	$(53,030)
Net cash used in investing activities	(4,948)	(4,068)
Net cash provided by financing activities	63,356	98,122

Net (decrease) increase in cash and cash equivalents	$(53,038)	$41,024

Net cash used in operating activities during the nine months ended September 30, 2008 primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization, stock-based compensation expense and the gain on sale of our product rights to Antizol and Antizol-Vet, in addition to the change in working capital, offset in part by the $10.0 million milestone payment we received from UCB in July 2008. Net cash used in operating activities during the nine months ended September 30, 2007 primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization, stock-based compensation expense, the gain on sale of our product rights to Cystadane and the change in the preferred stock warrant liability, offset in part by changes in working capital and the liability under the government settlement. Net cash used in investing activities during the nine months ended September 30, 2008 primarily related to two milestone payments for the purchase of rights to Luvox CR, offset in part by the release of cash restricted under our previous senior secured note agreement, and proceeds of $5.5 million from the sale of our product rights to Antizol and Antizol-Vet. Net cash used by investing activities during the nine months ended September 30, 2007 primarily related to the purchase of marketable securities offset by proceeds of $9.0 million from the sale of our rights to Cystadane. Net cash provided by financing activities during the nine months ended September 30, 2008 was primarily attributable to the issuance of senior secured notes in March 2008 and net proceeds from our registered direct public offering in July 2008. Net cash provided by financing activities during the nine months ended September 30, 2007 was primarily attributable to net proceeds from our initial public offering.

Contractual Obligations

In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the following table reflects a summary of material contractual obligations we have incurred during the first nine months of 2008 and remain outstanding as of September 30, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Senior secured notes (1)	$56,400	$6,000	$50,400	$—	$—
Milestone payments (2)	21,000	21,000	—	—	—
Operating lease obligation (3)	748	748	—	—	—

Total	$78,148	$27,748	$50,400	$—	$—

(1)

Represents our remaining payment obligations on $40.0 million aggregate principal amount of notes issued on March 17, 2008 which are due in full on June 24, 2011. During the first nine months of 2008, we paid $3.2 million of this obligation which is reflected as a reduction in the total amount due in the table above. Pursuant to the terms of the senior secured notes, the holders of the senior secured notes have the right to receive, as partial prepayment of the outstanding principal of the senior secured notes, the $5.5 million proceeds from the sale of our rights to Antizol and Antizol-Vet and, and so long as the senior secured notes are outstanding, the right to receive any additional future payments we may receive if sales of Antizol and Antizol-Vet reach certain thresholds, as partial prepayment of the outstanding principal of the senior secured notes. The holders of a majority of the senior secured notes waived these rights. In August 2008, we paid the holders of the senior secured notes that did not waive these rights an aggregate of $504,000 as their pro rata share of the proceeds from the sale of our rights to Antizol and Antizol-Vet, which is not reflected as a reduction in the total amount due in the table above. Our payment obligations on the $80.0 million of new senior secured notes issued by JPIC in exchange for the same principal amount of senior secured notes issued by Orphan Medical, are not included in the table above since these payment obligations were included in our contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)	Represents milestone payments due under JPIC’s license agreement with Solvay as a result of the approval by the FDA and the first commercial sale of Luvox CR. During the first nine months of 2008, we paid $20.0 million of this obligation which is not included in the table above. Milestone payments and royalty payments under our license and collaboration agreements that we cannot, as of September 30, 2008, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur are not included in the table above. As a result, we have not included in the table above an additional $95.0 million in commercial milestone payments due under JPIC’s agreement with Solvay associated with Luvox CR, as well as royalties on net product sales at specified rates. FDA approval for Luvox CR includes a post marketing commitment to conduct a safety and efficacy study in adolescent patients with social anxiety disorder and a long-term safety and efficacy study in patients with social anxiety disorder. Costs associated with these studies are also not included in the table above. Solvay is required to reimburse us a portion of these costs.

(3)	In February 2008, we exercised our option to extend the lease on our corporate office building for one year beginning August 2008. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property. Our payment obligations for the minimum rental payments for our corporate office building and two other office spaces in Palo Alto, California and automobile lease payments for our sales force are not included in the table above since these payment obligations were included in our contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Related Parties

Prior to the issuance of the $40.0 million senior secured notes on March 17, 2008, as described in “Liquidity and Capital Resources” above, LB I Group Inc., an entity affiliated with Lehman Brothers Holdings Inc., purchased certain senior notes and warrants then outstanding, including certain senior notes and warrants held by an affiliate of Kohlberg Kravis Roberts & Co. L.P., a significant stockholder. Subsequent to the issuance of the $40.0 million senior secured notes on March 17, 2008, LB I Group Inc. held notes with an aggregate principal amount of $89.5 million, warrants to purchase 479,853 shares of common stock exercisable at $20.36 per share and warrants to purchase 470,836 shares of common stock exercisable at $14.23 per share. We paid LB I Group Inc. an arrangement fee of $800,000 in connection with the issuance of the $40.0 million senior secured notes issued on March 17, 2008. Subsequent to the issuance of the $40.0 million senior secured notes on March 17, 2008, entities affiliated with Kohlberg Kravis Roberts & Co. L.P. held notes with an aggregate principal amount of $7.1 million and warrants to purchase 70,156 shares of common stock exercisable at $20.36 per share.

In connection with the sale of our rights to Antizol and Antizol-Vet to an unrelated third party and pursuant to the terms of the senior secured notes, we paid $327,000 to an entity affiliated with Kohlberg Kravis Roberts & Co. L.P. as partial prepayment of the outstanding principal of the senior secured note held by it. So long as the senior secured note is outstanding, an entity affiliated with Kohlberg Kravis Roberts & Co. L.P. is entitled to receive its pro rata share of any future payments we receive related to the sale of Antizol and Antizol-Vet, as partial prepayment of the outstanding principal of the senior secured notes.

In the registered direct public offering we completed in July 2008, a total of 60% of the investment was made by certain of our existing stockholders with which certain members of our board of directors are affiliated and/or associated; the remaining units were purchased by third party institutional investors on the same terms and conditions.

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

During the nine months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 10, 2006, Little Gem Life Sciences LLC, individually and purportedly on behalf of a class of persons similarly situated, filed a complaint against Orphan Medical and former officers of Orphan Medical in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made false and misleading statements in the proxy statement prepared by Orphan Medical in connection with the solicitation of proxies to be voted at the special meeting of Orphan Medical stockholders held on June 22, 2005. The purpose of the special meeting was to consider and vote upon a proposal to adopt the definitive merger agreement pursuant to which we acquired Orphan Medical. The plaintiff seeks damages for itself and the putative class, in an unspecified amount, together with interest, litigation costs and expenses, and its attorneys’ fees and other disbursements, as well as unspecified other and further relief. On October 25, 2006, the defendants filed a motion to dismiss the complaint and oral argument on the motion was heard by the United States District Court for the District of Minnesota. On February 16, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint, with leave to amend. On March 14, 2007, the plaintiff filed an amended complaint, and the defendants responded with a motion to dismiss on March 16, 2007. Oral argument on the motion was heard on June 8, 2007. On September 13, 2007, the United States District Court for the District of Minnesota granted the defendants’ motion to dismiss the complaint with prejudice. On September 28, 2007, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. On November 21, 2007, the plaintiff filed its brief with the United States Court of Appeals for the Eighth Circuit. On December 21, 2007, the defendants filed their brief with the United States Court of Appeals for the Eighth Circuit. On January 8, 2008, the plaintiff filed a reply brief. Oral arguments were heard on May 15, 2008. On August 11, 2008, the United States Court of Appeals for the Eighth Circuit affirmed the judgment of the United States District Court for the District of Minnesota. The time to appeal this decision has elapsed.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of their investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business

We may not be able to successfully market or supply Luvox CR in the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

On February 28, 2008, the FDA approved Luvox CR for the treatment of obsessive compulsive disorder and social anxiety disorder. Under the terms of our license agreement with Solvay, which we subsequently assigned to JPI Commercial, LLC, our wholly-owned subsidiary, or JPIC, we made an initial payment of $2.0 million, paid $10.0 million on March 28, 2008 and $10.0 million on April 7, 2008, $3.5 million on October 20, 2008 and a payment of $3.5 million will be due on each of November 15, 2008 and on December 15, 2008, and the remaining $10.5 million will be due in nine equal monthly payments beginning January 15, 2009 and ending September 15, 2009. Elan is manufacturing commercial launch quantities of Luvox CR for us. In anticipation of the commercial launch of Luvox CR, we significantly expanded our sales force, marketing and commercial operations departments and administrative staff in the fourth quarter of 2007. In addition, we engaged numerous third party vendors, such as advertising agencies, market research firms and other service providers, to assist in the launch of Luvox CR. These expenses are significant and were incurred prior to the commercial launch of Luvox CR in order for us to be prepared to launch the product as soon as possible following approval. Most of the costs cannot be recouped or applied to other products.

Sales and prescriptions of Luvox CR since its launch have been lower than anticipated. As a result, in November 2008, we reduced the size of our sales force and certain other support positions to reflect the lower than anticipated demand for Luvox CR. If sales of Luvox CR do not increase, the remaining carrying value of the Luvox CR intangible asset may not be recoverable and therefore may be impaired, we will be required to further reduce our operating expenses, and our ability to raise additional funds would likely be adversely affected.

For quantities of Luvox CR that were initially used for commercial launch, and for product that was used in clinical studies, Solvay manufactured the active pharmaceutical ingredient, fluvoxamine maleate. Solvay no longer manufactures the active pharmaceutical ingredient, and manufacturing has been transferred to Lonza, Inc., or Lonza, which we expect will continue to be our sole source of fluvoxamine maleate for the foreseeable future. We cannot assure you that Lonza can or will continue to supply, in the time we need, sufficient quantities of active pharmaceutical ingredient to enable Elan to manufacture the quantities of Luvox CR that we need.

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

Our only product candidate currently in Phase III clinical trials is JZP-6 for the treatment of fibromyalgia. The Phase III clinical trials may not show JZP-6 to be safe and effective for the treatment of fibromyalgia or the FDA or foreign regulatory authorities may not otherwise approve JZP-6 for marketing, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

We are currently developing JZP-6 for the treatment of fibromyalgia. Our Phase III clinical program for JZP-6 includes two pivotal clinical trials, both of which must have statistically significant positive results before we can submit an NDA to the FDA seeking approval of JZP-6 for the treatment of fibromyalgia. Our Phase III clinical program for JZP-6 is costly, and we do not expect to have preliminary results from our first Phase III study until the fourth quarter of 2008. We do not know if the Phase III pivotal clinical trials will show JZP-6 to be safe and effective for the treatment of fibromyalgia, or if the FDA or other regulatory authorities will approve JZP-6 for the treatment of fibromyalgia. Favorable results from our prior Phase II clinical trials with JZP-6 for the treatment of fibromyalgia may not be indicative of the clinical results from our Phase III pivotal clinical trials. Further, although JZP-6 has the same active pharmaceutical ingredient as Xyrem, which has been approved by the FDA for the treatment of cataplexy and excessive daytime sleepiness in patients with narcolepsy, this does not assure approval by the FDA, or any other regulatory authorities, of this active pharmaceutical ingredient for the treatment of fibromyalgia. Unsuccessful Phase III pivotal clinical trials or a failure to obtain FDA or other regulatory approval of JZP-6 for fibromyalgia could have a material adverse effect on our business, financial condition, results of operations and growth prospects, and our ability to obtain sufficient additional funding by early 2009 may depend significantly on the preliminary data from the first Phase III pivotal clinical trial of JZP-6.

Lyrica (pregabalin), a product marketed by Pfizer, and Cymbalta (duloxetine), a product marketed by Eli Lilly, were approved by the FDA in June 2007 and June 2008, respectively, for the treatment of fibromyalgia. Forest Laboratories (and Cypress Bioscience) filed an NDA for milnacipran in December 2007 seeking FDA approval for the treatment of fibromyalgia. With treatments for fibromyalgia already approved, and others that may be approved before JZP-6, and which the FDA may believe have a lower risk profile to the general public if marketed, the FDA may be less willing to approve JZP-6 for the treatment of fibromyalgia.

There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the European Agency for the Evaluation of Medicinal Products will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, a panel of European regulators recently recommended against approving Cymbalta as a treatment for fibromyalgia.

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

A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*

Significant additional research and development, financial resources and additional personnel will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. As a condition to regulatory approval, each product candidate must undergo extensive clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The clinical trials for a product candidate can cost between $40 million and $100 million, and potentially even more. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.

Clinical testing can take many years to complete, and failure can occur any time during the clinical trial process. In addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. The completion of clinical trials for our product candidates may be delayed or halted for many reasons, including:

•	delays in patient enrollment, and variability in the number and types of patients available for clinical trials;

•	regulators or institutional review boards may not authorize us to commence or continue a clinical trial;

•	our inability, or the inability of our partners, to manufacture or obtain from third parties materials sufficient to complete our clinical trials;

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;

•	difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	safety issues, including adverse events associated with product candidates;

•	the failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;

•	governmental or regulatory delays or changes in regulatory requirements, policy and guidelines;

•	varying interpretation of data by the FDA or foreign regulatory agencies; and

•	insufficient funds to complete the trials.

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

The commercial success of our products depends upon attaining market acceptance by physicians, patients, third party payors and the medical community.*

Even if our product candidates are approved for sale by the appropriate regulatory authorities, physicians may not prescribe our products, in which case we would not generate the revenues we anticipate. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

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

As an example, sales of Luvox CR to date have been significantly less than we had anticipated at the time of the acquisition of the rights to this product and prior to its launch earlier this year.

We depend upon UCB to market and promote Xyrem outside the United States, and we are dependent upon our collaboration with UCB for the development and potential commercialization of JZP-6 for the treatment of fibromyalgia in major markets outside of the United States.*

We have exclusively licensed to UCB the rights to market and promote Xyrem in 54 countries outside of the United States. If UCB does not obtain regulatory approvals for and launch Xyrem in its licensed countries in the time frames we expect, or at all, our revenues would be adversely affected. If UCB terminates its relationship with us, we would need to find another party or parties to commercialize Xyrem in UCB’s licensed territories. We may be unable to find another party or parties on acceptable terms, or at all, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 for the treatment of fibromyalgia in the same territories that UCB has the right to market and promote Xyrem for patients with narcolepsy. We have relied in part on milestone payments from UCB to offset our development costs of JZP-6. UCB has the right to terminate our collaboration on 12-months’ notice (or less in certain circumstances), and UCB may terminate its rights to JZP-6 for the fibromyalgia indication on six-months’ notice at any time prior to the receipt of marketing approval of JZP-6 for fibromyalgia in the European Union. If UCB terminates our collaboration or terminates its rights to JZP-6 for the fibromyalgia indication, we would need to find another party or parties to commercialize JZP-6 in UCB’s territories and may need to execute alternative financing plans to help fund our development of JZP-6. We may be unable to do either of these on acceptable terms, or at all. There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the European Agency for the Evaluation of Medicinal Products will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, a panel of European regulators recently recommended against approving Cymbalta as a treatment for fibromyalgia.

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

Our supplier of the active pharmaceutical ingredient and our product manufacturer must obtain DEA quotas in order to supply us with Xyrem, JZP-6 and sodium oxybate, and these quotas may not be sufficient to satisfy our clinical and commercial needs.*

The DEA limits the quantity of certain Schedule I and II controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem and JZP-6, sodium oxybate, is a Schedule I controlled substance, our supplier of the active pharmaceutical ingredient and our product manufacturers must obtain DEA quotas in order to supply us with sodium oxybate, Xyrem and JZP-6. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate, Xyrem or JZP-6 exceed our supplier’s and contract manufacturer’s DEA quotas, our supplier and contract manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. In cooperation with our manufacturing partners, we sought and received significant increases in their 2007 quotas from the DEA for sodium oxybate, Xyrem and JZP-6 to satisfy the forecasted demand for Xyrem and to conduct our clinical studies of JZP-6. We did not succeed in obtaining the entire quota we requested for 2007. The quota our suppliers received from the DEA for 2008 was greater than what was issued for 2007 but was less than what we requested for 2008. The DEA recently published an aggregate quota for 2009 that was less than our request for 2009 but more than the 2008 quota issued to our suppliers. In the future and in cooperation with our procurement and manufacturing partners, we will continue to seek increased quotas to satisfy our clinical and commercial needs. However, we may not be successful in obtaining increased quotas from the DEA, and without sufficient DEA quotas, there could be shortages of Xyrem for the marketplace or JZP-6 for use in our clinical studies, or both.

We depend on single source suppliers and manufacturers for each of our products and product candidates. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*

We do not have, and do not intend to establish in the near term, our own manufacturing or packaging capability for our products or product candidates, or their active pharmaceutical ingredients. Accordingly, we have entered into manufacturing and supply agreements with single source suppliers and manufacturers for our commercialized products and product candidates. The recent deterioration in worldwide economic conditions and the recent disruption to the credit and financial markets in the United States and worldwide may materially and adversely impact the financial position of our single source suppliers and manufacturers. If our suppliers and contract manufacturers are unable to obtain the necessary capital to operate their respective businesses or for other reasons, our suppliers and contract manufacturers may not be able to manufacture our products or product candidates without interruption, or may not comply with their obligations to us under our supply and manufacturing arrangements. We may not have adequate remedies for any breach and their failure to supply us could result in a shortage of our products or product candidates.

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

Our current product candidates have never been manufactured on a commercial scale and there are risks associated with scaling up manufacturing to commercial scale.*

Our current product candidates have never been manufactured on a commercial scale and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If our manufacturers are unable to produce sufficient quantities of our products for commercialization or at a cost that we expect, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The investigation by the U.S. Attorney’s Office for the Eastern District of New York concerning the sales and marketing of Xyrem creates additional compliance-related operating costs and could result in additional fines, penalties or other adverse consequences.*

In April 2006, we and our subsidiary Orphan Medical received subpoenas from the U.S. Department of Justice, acting through the U.S. Attorney for the Eastern District of New York, in connection with the sale and marketing of Xyrem. In April 2006, a physician who was a speaker for Orphan Medical, and for a short time for us, was indicted by a federal grand jury in the U.S. District Court for the Eastern District of New York. The indictment includes allegations that the physician engaged in a scheme with Orphan Medical sales representatives and other Orphan Medical employees to promote and obtain reimbursement for Xyrem for medical uses not approved for marketing by the FDA. In August 2008, the physician pled guilty to a misdemeanor charge. In March 2007, in the same federal court, a former Orphan Medical regional sales manager, who also worked for a short time for us, pled guilty based on similar allegations to introducing a misbranded drug into interstate commerce. In October 2008, in the same federal court, a jury entered a guilty plea for a former Orphan Medical sales representative, who also worked for a short time for us, of conspiracy to introduce a misbranded drug into interstate commerce.

We and Orphan Medical have settled this matter with the United States, acting through the Department of Justice, the U.S. Attorney’s Office for the Eastern District of New York and other federal agencies, including the Office of Inspector General, U.S. Department of Health and Human Services. Orphan Medical pled guilty to one felony count of introducing a misbranded drug into interstate commerce. A total of approximately $20.0 million in civil and criminal payments will be paid in connection with this matter, of which $1.0 million was paid in July 2007 and $2.0 million was paid in January 2008; the remaining will be due over the next four years. We agreed to guarantee payment of amounts payable by Orphan Medical.

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

Xyrem cannot be advertised in the same manner as competing products, which could limit sales.*

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

Since JZP-6 contains the same active pharmaceutical ingredient as Xyrem, we anticipate that the label for JZP-6, if approved by the FDA, will also include a box warning. The FDA has approved products for the treatment of fibromyalgia. These products are not, and future competing products may not be, subject to this restriction, and the box warning may negatively affect potential JZP-6 sales if competing products can be advertised directly to consumers.

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

Luvox CR is covered by a patent application filed by Elan with claims covering the orally administered extended release formulation of fluvoxamine. This patent may not issue, and even if this patent issues, it is possible that other companies could manufacture similar or therapeutically equivalent products in ways that are not covered by the claims of the patent. There may be other patents that we are not aware of that cover some aspect of the Luvox CR formulation and that would prevent us from continuing to commercialize Luvox CR or that would require us to pay royalties or other forms of consideration.

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

We may not be able to successfully acquire or in-license additional products or product candidates as part of growing our business.*

In order to grow our business, we intend to acquire or in-license additional products and product candidates that we believe have significant commercial potential. Any growth through acquisitions or in-licensing will be dependent upon the continued availability of suitable acquisition or in-license products and product candidates at favorable prices and upon advantageous terms and conditions. Even if such opportunities are present, we may not be able to successfully identify products or product candidates suitable for potential acquisition or in-licensing, or we may not have the financial resources necessary to pursue such opportunities. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for the right to acquire and in-license such products or product candidates.

We currently have a relatively small sales organization compared with most other pharmaceutical companies with marketed products. If our specialty sales force and sales organization is not appropriately sized to adequately promote our current and potential future products, the commercial opportunity for our products may be diminished.*

In November 2008, we reduced the size of our sales force to reflect the lower than expected demand for Luvox CR. Each of our remaining sales representatives is now responsible for a larger territory than he or she was responsible for prior to the reduction in force. We cannot predict if the smaller sales force will be effective at promoting our commercial products or if having a smaller sales force will negatively affect sales.

Our potential future commercial products, including JZP-6, may require expansion of our sales force and sales support organization, and we will need to commit significant additional management and other resources to the growth of our sales organization before the commercial launch of those product candidates. We may not be able to achieve the necessary growth in a cost-effective manner or realize a positive return on our investment. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. If we elect to rely on third parties to sell our products in the United States, we may receive less revenue or incur more expense than if we sold our products directly. In addition, we may have little or no control over the sales efforts of those third parties. If we are unable to appropriately size our sales force or collaborate with third parties to sell our products, our ability to generate revenues would be adversely affected.

If we fail to retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.*

Our success depends in part on our continued ability to retain and motivate highly qualified personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our executive management team. The loss of services of any one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our key activities. We do not carry “key person” insurance. Although the members of our executive management team have employment contracts with us until mid-February 2009, each member of our executive management team and each of our other key employees may terminate his or her employment at any time without notice and without cause or good reason.

In June 2008, we reduced the number of non-sales employees in our company in connection with efforts to focus, in the near term, on our commercial products and later-stage product candidates. In November 2008, we reduced the number of sales representatives and further reduced the number of non-sales employees in our company. These reductions in force may negatively affect our ability to retain or attract talented employees. Competition for qualified personnel in the life sciences industry is intense, and it is particularly difficult to recruit new employees to the San Francisco Bay Area, where our offices are located, in large part due to high housing costs. If we need to hire additional personnel to expand our development, clinical and commercial activities, or to support those activities, we may not be able to attract and retain quality personnel on acceptable terms.

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

Earlier in 2008, the FDA announced that, in light of staffing issues, it has given its managers discretion to miss Prescription Drug User Fee Act, or PDUFA, deadlines for completing reviews of NDAs. If the FDA were to miss a PDUFA deadline for one of our products, delaying the approval and launch, the delay could have a material adverse effect on our business.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing significant regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.*

If we receive regulatory approvals to sell our products, the FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the marketability of the product or otherwise reduce the size of the potential market for that product. Following any regulatory approval of our products, we will be subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, if the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to, or obtain re-approvals of, our contract manufacturers’ facilities, or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products and our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits, including class action suits. The FDA and other governmental authorities also actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and the reporting of gifts to individual physicians in the states. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for or payments to individual prescribers. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.*

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. During the recent presidential election campaign, the candidates discussed healthcare reform proposals which, if enacted, could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

Risks Relating to Our Financial Condition

We have a history of net losses, which may continue for at least the next few years and, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.*

We have a limited operating history and have incurred significant net losses since our inception in 2003, and we may continue to incur net losses for the next few years. Our net loss for the nine months ended September 30, 2008 was $127.4 million and we had an accumulated deficit of $443.9 million at September 30, 2008. Our operations require significant cash and, in addition to expense reduction initiatives, we will need to raise additional funds by early 2009 to support our operations. If we do not significantly increase our revenues, or if we are not able to raise funds, we will be required to significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities and our ability to capture the market potential of our products and product candidates could be adversely affected, making it more difficult to achieve profitability. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Our operations have generated negative cash flows, and if we are unable to secure additional funding, we may be required to significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities.*

As of September 30, 2008, we had approximately $50.9 million in unrestricted cash, cash equivalents and marketable securities. Our net cash used in operations for the three and nine months ended September 30, 2008 was approximately $28.7 million and $111.4 million, respectively. In June 2008, we reduced our activities to focus on our commercial products and later-stage product candidates, including a reduction in the size of our workforce. In November 2008, we implemented a workforce reduction of 67 employees, including 62 in the field sales force. We will continue in the foreseeable future to focus almost exclusively on our commercial products and JZP-6.

To grow our business, we must continue to commit substantial resources to costly and time-consuming product development and clinical trials of our product candidates and significant funds to our commercial operations. Our future capital requirements will depend on many factors, including:

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

Although we generate product revenues, since our inception in 2003, we have financed our operations primarily through the sale of convertible preferred stock, the issuance of senior secured notes and warrants, a line of credit, development financing related to one of our previous product candidates, our collaboration with UCB related to Xyrem and JZP-6, the sale of common stock in our initial public offering and the sale of units consisting of common stock and warrants in our registered direct public offering completed in July 2008.

We will need to raise additional funds by early 2009 to support our operations, and such funding may not be available to us on acceptable terms, or at all. The availability of funding may be limited by the recent illiquidity in the United States and worldwide credit markets and related crisis in the global financial system. We may face significant challenges in ways that we currently cannot predict if conditions in the credit and financial markets do not improve or conditions continue to worsen. In September 2008, Lehman Brothers Holdings, Inc., the indirect parent of LB I Group Inc., our largest creditor, filed for protection under Chapter 11 of the United States Bankruptcy Code.

If we are unable to raise sufficient additional funds by early 2009, we would be required, unless our sales increase significantly, to further reduce operating expenses, by, among other things, curtailing significantly or delaying or eliminating one or more product development programs or scaling back our commercial operations. We may also be required to license to third parties products and product candidates that we would prefer to develop and commercialize ourselves or to sell the rights to one or more commercial products to third parties. We may seek to raise additional funds through collaborations, partnering arrangements, development financings, or public or private debt or equity financings. We expect that our ability to obtain sufficient additional funding by early 2009 may depend significantly on the preliminary data from the first Phase III pivotal clinical trial of JZP-6, which we expect to have in the fourth quarter of 2008. If we exercise our right to draw down amounts under the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, that we entered into on May 7, 2008, Kingsbridge will not be obligated to purchase shares of our common stock under the CEFF unless certain conditions are met. These conditions include a minimum trading price for our common stock, and our common stock has recently been trading well below that minimum. If we raise funds through collaborations or partnering arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our products or product candidates that we would otherwise seek to develop or commercialize ourselves. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing may be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or commercialization or our products. Our failure to raise capital when needed may harm our business and operating results.

We cannot predict with certainty the level of our product sales. The current United States and worldwide economic crisis may lead to a reduced demand for our products. If product sales do not meet our expectations and we do not raise additional funds, we will need to further reduce our expenditures, perhaps significantly, to preserve our cash. In June 2008, we reduced our expenditures by focusing on our commercial products and later stage product candidates and eliminating some jobs. In November 2008, we further reduced expenditures by restructuring our commercial operations and reducing the size of our sales force. In addition to the June 2008 and November 2008 workforce reductions, we will continue to review our operations in order to identify additional measures to further reduce spending. The cost-cutting measures we have taken and may take in the future may not be sufficient to enable us to meet our cash requirements or for us to reach profitability.

We have a substantial amount of debt, which may adversely affect our cash flows and our ability to operate our business.*

On March 17, 2008, we incurred $40.0 million of additional secured indebtedness in connection with the sale of senior secured notes and warrants and the exchange of existing senior debt which increased our aggregate senior debt to $120.0 million at face value. Our substantial debt combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general United States and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

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

Any of these factors could materially adversely affect our business, financial condition, results of operations and growth prospects. In addition, under specified circumstances, our lenders could accelerate, or demand immediate repayment of, all or a portion of our debt, including if annualized net sales of our products fall below certain specified levels following the occurrence of certain events, or if we are unable to comply with certain of the other senior secured debt covenants, including the timely payment of quarterly interest installments. Any such acceleration would have a material adverse effect on our business, financial condition and results of operations. If we do not have sufficient funds to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner or at all. In addition, our ability to refinance any amounts that may become accelerated or to secure waivers from the lenders with respect to compliance with the senior secured debt covenants may be adversely affected by the September 2008 filing by Lehman Brothers Holdings, Inc., the indirect parent of LB I Group Inc., the largest holder of our senior secured notes, for protection under Chapter 11 of the United States Bankruptcy Code.

The terms of our debt could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

Our senior secured debt contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt includes covenants, including requirements that we:

•	generally not borrow additional amounts without the approval of our lenders;

•	dispose of certain assets only in accordance with the terms of our existing senior secured debt;

•	not impair our lenders’ security interests in our assets; and

•	repay a portion of the debt early under certain circumstances.

In addition, we expect that, under the terms of the senior secured debt, JPIC will be required to maintain restricted cash balances equal to 15% of the then outstanding principal amount of senior secured notes after the quarter ending March 31, 2009 which JPIC may not be able to do, particularly if we are unable to obtain sufficient additional funding. If we are not able to maintain any required restricted cash balance under the terms of the senior secured notes, the holders of the senior secured notes may exercise their rights and remedies under the notes, which may include the acceleration of the indebtedness under the senior secured notes.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.*

Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Security prices for companies similar to us experience significant price and volume fluctuations. The following factors, in addition to other risks described herein, may have a significant effect on our common stock market price:

•	conditions or trends in the pharmaceutical industry, the credit and financial markets or the United States and worldwide economy in general;

•	the success of Luvox CR in the United States;

•	the success of our development efforts and clinical trials;

•	negative publicity concerning one of our products or product candidates;

•	announcement of FDA approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA review process;

•	the failure or delay by the DEA in providing sufficient quotas for sodium oxybate, Xyrem or JZP-6;

•

actual or expected fluctuations in our operating results, including as a result of fluctuating demand for our commercial products as a result of purchases by wholesalers in connection with product launches, stockpiling or inventory drawdowns by our customers, or otherwise;

•	changes in the market prices for our products;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of product innovations by us, our partners or our competitors;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements;

•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital by early 2009 and the terms on which we raise it;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in the market valuation of similar companies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

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

Future sales of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including shares issued under the CEFF, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, the perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. As of September 30, 2008, we had 28,775,217 shares of common stock outstanding, all of which shares, less shares subject to a repurchase option in our favor tied to the holders’ continued service to us (which will be eligible for sale upon lapse of the repurchase option), were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

As of October 31, 2008, the holders of up to approximately 19,306,128 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. On March 17, 2008, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the expansion of our senior secured debt in March 2008. The registration rights agreement entered into in connection with the CEFF requires that we use commercially reasonable efforts to have the registration statement in connection with the CEFF declared effective and ensure that it remains effective for the term of such agreement. In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

The CEFF may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of $75.0 million of our common stock or 4,922,064 shares of our common stock over a three-year period. We are entitled in certain circumstances to deliver a “blackout” notice to Kingsbridge to suspend the use of the registration statement that we have filed with the SEC registering for resale the shares of common stock to be issued under the CEFF and the shares underlying the warrant we issued to Kingsbridge. If we deliver a blackout notice in the 15 trading days following a settlement of a draw down, then we must make a blackout payment to Kingsbridge, or issue Kingsbridge additional shares of our common stock in lieu of this payment. If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of any blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. Kingsbridge will not be obligated to purchase any shares of our common stock under the CEFF unless certain conditions are met, including a minimum trading price which our common stock has recently been trading well below. If we draw down amounts under the CEFF, we will issue shares to Kingsbridge at a discount of up to ten percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 31, 2008, our executive officers and directors, together with their respective affiliates, beneficially owned 63.2% of our capital stock, of which 7.0% was beneficially owned by our executive officers. Accordingly, our executive officers and directors together with their respective affiliates are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Use of Proceeds

On May 31, 2007, our registration statement on Form S-1/A (Registration No. 333-141164) was declared effective by the SEC for our initial public offering, pursuant to which we registered 6,000,000 shares of common stock to be sold by us. The stock was offered at a price to the public of $18.00 per share. Our common stock commenced trading on June 1, 2007. The offering closed on June 6, 2007 after the sale of 6,000,000 shares, and as a result, we received net proceeds of $97.5 million, after underwriters’ discounts of $7.6 million and other expenses of $2.9 million. None of the net proceeds were used to make direct or indirect payments to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers and to non-employee directors as compensation for their services. As of September 30, 2008, we have used all net proceeds from the offering to fund the U.S. launch and commercialization of Luvox CR, to fund our Phase III pivotal clinical trials of JZP-6 and to fund continued development of and feasibility activities for our portfolio of clinical and early-stage product candidates.

Item 5.	Other Information.

On November 12, 2008, we committed to a plan of termination that will result in a workforce reduction of 67 employees, including 62 in the field sales force. Affected employees will be eligible to receive severance payments and payment by us of each affected employee’s COBRA premiums for up to three months. We had expanded the size of our sales force prior to the launch of Luvox CR in the first quarter of 2008. Sales and prescriptions of Luvox CR since launch have been significantly lower than what we expected and this workforce reduction was in large part undertaken to reflect the lower than anticipated demand to date for Luvox CR. We expect to complete the reduction in force by the end of the fourth quarter of 2008.

As a result of the reduction in force, we estimate that we will record a one-time severance-related charge in selling, general and administrative expense of approximately $1.6 million in the three months and year ending December 31, 2008. We expect approximately $742,000 of the charge to relate to severance and health insurance premium payments, most of which is scheduled to be paid by February 28, 2009.

This Item 5 contains forward-looking statements, including, but not limited to, statements related to the expected severance costs and related estimated severance-related charge, and the timing for completion of the reduction in force. These forward-looking statements are based on our current expectations and inherently involve significant risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in such forward looking statements as a result of these risks and uncertainties. These and other risk factors are discussed in Part II Item 1A—Risk Factors. In addition, our costs in connection with the November 2008 workforce reduction may be greater than anticipated and such workforce reduction and any future workforce and expense reductions may have an adverse impact on our commercial and development activities.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(5)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(6)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(7)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(5)

4.5A#	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(5)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(5)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(5)

4.5D	Form of Common Stock Warrant of the Registrant.(5)

4.5E#	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(5)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(6)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(6)

4.7	Form of Registered Direct Common Warrant.(8)

10.56	Non-Employee Director Compensation Arrangements

10.75	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(9)

10.76	Antizol® Product Rights Acquisition Agreement, dated as of August 1, 2008, by and among the Registrant, JPI Commercial, LLC, Paladin Labs (Barbados) Inc., and Paladin Labs (USA) Inc.(10)

10.77##	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

##	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

(7)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 9, 2007.

(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.

(10)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 6, 2008.

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008

Jazz Pharmaceuticals, Inc.

/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(5)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(6)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(7)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(5)

4.5A#	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(5)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(5)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(5)

4.5D	Form of Common Stock Warrant of the Registrant.(5)

4.5E#	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(5)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(6)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(6)

4.7	Form of Registered Direct Common Warrant.(8)

10.56	Non-Employee Director Compensation Arrangements

10.75	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(9)

10.76	Antizol® Product Rights Acquisition Agreement, dated as of August 1, 2008, by and among the Registrant, JPI Commercial, LLC, Paladin Labs (Barbados) Inc., and Paladin Labs (USA) Inc.(10)

10.77##	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

##	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

(7)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 9, 2007.

(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.

(10)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 6, 2008.

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.