Form 10-K/A
period 2008-12-31
JAZZ PHARMACEUTICALS INC
filed 2009-04-29
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

JAZZ PHARMACEUTICALS, INC.

FORM 10-K/A

(Amendment No. 1)

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2009 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and acting principal financial officer are filed as exhibits to this Amendment. Finally, the cover page of the 10-K has been amended solely to add a new paragraph required as part of the SEC rules relating to interactive data to improve financial reporting, and to remove the language regarding incorporation by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., occurring after March 26, 2009) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in our management, are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE REGISTRANT

The following is a brief biography of each member of our Board of Directors, as of April 15, 2009.

Class II Directors Continuing in Office Until the 2009 Annual Meeting

Samuel D. Colella, age 69, has served as a member of our Board of Directors since 2004. Since 1999, he has served as Managing Member of Versant Ventures, a venture capital firm, which he co-founded. He serves on the boards of Alexza Pharmaceuticals, Inc., a pharmaceutical company, Genomic Health Inc., a molecular diagnostics company, and several privately-held companies. He received a B.S. from the University of Pittsburgh and an M.B.A. from the Stanford Graduate School of Business.

James C. Momtazee, age 37, has served as a member of our Board of Directors since 2004. Since 1996, he has been employed by Kohlberg Kravis Roberts & Co. L.P., where he is a Member of its general partner, KKR & Co. L.L.C. and prior to that a Director at Kohlberg Kravis Roberts & Co. L.P.. He serves on the boards of HCA Inc., a healthcare services company, and Accellent Inc., a manufacturing and engineering services company. He received an A.B. from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Robert M. Myers, age 45, is a co-founder and was appointed as our President in March 2007 and has served as a member of our Board of Directors since April 2009. From 2003 until 2007, he served as our Executive Vice President and Chief Business Officer. From 2002 until 2003, he served as Executive Vice President, Pharmaceuticals at Exelixis, a biotechnology company. He previously held various positions with ALZA Corporation from 1992 to 2001, most recently as its Senior Vice President, Commercial Development. In this role, he was responsible for ALZA Corporation’s corporate development, mergers and acquisitions, new product planning and corporate planning. He received B.S. and M.S. degrees from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Class III Directors Continuing in Office Until the 2010 Annual Meeting

Bruce C. Cozadd, age 45, is a co-founder and has served as our Chairman and Chief Executive Officer since April 2009. From 2003 until 2009, he served as our Executive Chairman. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company now owned by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biopharmaceutical company, Threshold Pharmaceuticals, a biotechnology company, and The Nueva School and Stanford Hospital and Clinics, both non-profit organizations. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Michael W. Michelson, age 58, has served as a member of our Board of Directors since 2004. Since 1981, he has been employed by Kohlberg Kravis Roberts & Co. L.P., where he is a Member of its general partner, KKR & Co. L.L.C. and also serves on KKR’s Investment and Other Business committees. He serves on the boards of HCA Inc., a healthcare services company, and Accellent Inc., a manufacturing and engineering services company. He received an A.B. from Harvard College and a J.D. from Harvard Law School.

Kenneth W. O’Keefe, age 42, has served as a member of our Board of Directors since 2004. Since 1997, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago.

Alan M. Sebulsky, age 50, has served as a member of our Board of Directors since 2004. Since 2003, he has served as a Managing Partner of Apothecary Capital LLC, an investment advisory firm. From 2002 to 2003, he was an independent investor. From 1994 to 2002, he held various positions, most recently as a Managing Director, at Lincoln Capital Management, a private investment management firm, where he was responsible for investments in the health care industry. He received a B.B.A. and an M.S. from the University of Wisconsin, Madison.

Class I Directors Continuing in Office Until the 2011 Annual Meeting

Bryan C. Cressey, age 59, has served as a member of our Board of Directors since 2006. Since 2007, he has been a Partner of Cressey & Company, and since 1998, he has been a Partner of Thoma Cressey Bravo, Inc., both private equity firms of which he is a founder. He serves on the boards of Belden, Inc., a cable technology company, Select Medical Corporation, a healthcare services company, and several privately-held healthcare services companies. He received a B.A. from the University of Washington, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School.

E. Alexander Albert, age 30, has served as a member of our Board of Directors since July 2008. Since July 2007, he has served as an Associate at Kohlberg Kravis Roberts & Co. L.P. Prior to joining KKR, he was employed as an Analyst at Goldman, Sachs & Co., where he was involved in a variety of merger, acquisition and other corporate advisory transactions. Mr. Albert holds a B.A. in Economics from Vanderbilt University, an M.A. in Quantitative Methods from Columbia University and an MPhil in Economics from Oxford University. He has served as Treasurer on the Board of Trustees for The Wende Museum since 2007.

James B. Tananbaum, M.D., age 45, has served as a member of our Board of Directors since 2003. Since 2000, Dr. Tananbaum has been a Managing Member of Prospect Venture Partners, a venture capital firm he co-founded. He serves on the boards of Infinity Pharmaceuticals, Inc., a drug discovery company, Novavax, Inc., a biotechnology company, and several private companies Dr. Tananbaum was also the founder of GelTex, Inc. and Theravance, Inc. He received a B.S.E.E. from Yale University, and an M.D. and an M.B.A. from Harvard University.

Nathaniel M. Zilkha, age 33, has served as a member of our Board of Directors since 2007. Since 2007, he has been a Director at Kohlberg Kravis Roberts & Co. L.P., where he is a member of the Health Care industry team. Prior to joining KKR, Mr. Zilkha was a Vice President in the Principal Investment Area of Goldman Sachs, where he executed and monitored private equity investments on behalf of the GS Capital Partners family of funds and led the group’s efforts in Healthcare and Life Sciences. He graduated cum laude from Princeton University.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of April 15, 2009:

Name	Age	Position
Bruce C. Cozadd	45	Chairman, Chief Executive Officer and Director
Robert M. Myers	45	President and Director
Carol A. Gamble	56	Senior Vice President, General Counsel and Corporate Secretary
Janne L.T. Wissel	53	Senior Vice President, Chief Regulatory and Compliance Officer
Joan E. Colligan	58	Controller and Acting Principal Financial Officer

Bruce C. Cozadd is a co-founder and has served as our Chairman and Chief Executive Officer since April 2009. From 2003 until 2009, he served as our Executive Chairman. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company now owned by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biopharmaceutical company, Threshold Pharmaceuticals, a biotechnology company, and The Nueva School and Stanford Hospital and Clinics, both non-profit organizations. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Robert M. Myers is a co-founder and was appointed as our President in March 2007 and has served as a member of our Board of Directors since April 2009. From 2003 until 2007, he served as our Executive Vice President and Chief Business Officer. From 2002 until 2003, he served as Executive Vice President, Pharmaceuticals at Exelixis, a biotechnology company. He previously held various positions with ALZA Corporation from 1992 to 2001, most recently as its Senior Vice President, Commercial Development. In this role, he was responsible for ALZA Corporation’s corporate development, mergers and acquisitions, new product planning and corporate planning. He received B.S. and M.S. degrees from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Carol A. Gamble was appointed as Senior Vice President in 2004 and has served as our General Counsel and Corporate Secretary since 2003. From 2002 to 2003, she served as a consultant to various companies in the pharmaceutical industry. From 2000 to 2002, she served as General Counsel and Corporate Secretary of Aerogen, a biopharmaceutical company later acquired by Nektar Therapeutics. From 1988 to 2000, she held various positions with ALZA Corporation, most recently as its Senior Vice President and Chief Corporate Counsel. She received a B.S. from Syracuse University and a J.D. from the University of California, Berkeley, Boalt Hall.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Jazz Pharmaceuticals. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS

Code of Conduct

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We have a standing Audit Committee that is currently composed of three directors (Messrs. Cressey, O’Keefe and Sebulsky). During a portion of 2008, the members of the Audit Committee were Messrs. Cressey, O’Keefe, Momtazee and Sebulsky. Although our Board of Directors has determined that Mr. Momtazee meets the independence requirements of the NASDAQ listing standards with respect to members of boards of directors, our Board has determined that Mr. Momtazee does not meet the heightened independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members due to his affiliation with Kohlberg Kravis Roberts & Co. L.P., our largest stockholder. As a result, Mr. Momtazee resigned from the Audit Committee on May 31, 2008. Mr. Cressey joined the Audit Committee in April 2008. Our Board of Directors has determined that Messrs. Cressey, O’Keefe and Sebulsky meet the independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members. Our Board has determined that Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our Board of Directors considered the overall knowledge, experience and familiarity of Mr. O’Keefe with accounting matters and in analyzing and evaluating financial statements, including his experience managing private equity investments. Mr. O’Keefe serves as chairperson of the Audit Committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Our executive compensation program is designed to help us attract, as needed, talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time, and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align our executive officers’ compensation with our business objectives and the interests of our stockholders, to incentivize and reward our executive officers for our success, and to reflect the teamwork philosophy of our executive management team. Specifically, Jazz Pharmaceuticals has an executive compensation program that combines short and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our objectives. Our executive compensation program is also intended to make us competitive in the San Francisco Bay Area, and in the pharmaceutical and biotechnology industry, where there is significant competition for talented employees, and to be fair relative to other professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain executive officers and to help our executive management function as a stable team over the longer term.

As discussed in further detail below, our executive compensation program consists of the following three principal components:

•

Base Salary. The base salary rate for our executive officers is set each year, effective March 1. Base salary determinations for our executive officers generally consist of increases from the base salaries included in the executive officers’ employment agreements with us originally executed in 2004 which expired in February 2009; the increases are based primarily on the executive officers’ responsibilities, appropriate and reasonable cost of living increases, and a review of competitive salary and total cash compensation data.

•

Bonus. We have an annual Bonus Plan for our employees under which bonuses may be paid after the end of each year, at the discretion of our Compensation Committee, based on our performance in meeting our corporate objectives for the prior year and each individual’s performance and contribution in meeting our corporate objectives.

•	Stock Option Grants. Our executive officers receive stock option grants as long-term incentives to ensure that a portion of their total compensation is linked to our long-term success.

The Compensation Committee does not have any formal policies for allocating compensation among salary, bonus and stock option grants. However, because of the importance to our success of aggressively pursuing our long-term goals, as well as to preserve our cash resources, a significant portion of the named executive officers’ total compensation has been, and is expected to continue to be, comprised of equity incentives and other equity awards. In addition, the compensation arrangements of our executive officers are based in large part on the terms of employment agreements we entered into with each of our executive officers in February 2004 which expired in February 2009, and which set forth the initial base salaries for our executive officers and the target bonuses under our annual Bonus Plan (subject, in each case, to increases approved by our Board of Directors or Compensation Committee).

Role of the Compensation Committee in Setting Executive Compensation

The Compensation Committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to our executive officers and other senior management. In making its executive compensation determinations, the Compensation Committee considered recommendations from our Executive Chairman, Bruce Cozadd, and our former Chief Executive Officer, Samuel Saks, M.D. While Mr. Cozadd and Dr. Saks discussed their recommendations with the Compensation Committee, they did not participate in determining their own compensation or that of one another. In making their recommendations, Mr. Cozadd and Dr. Saks received input from our Human Resources department and had access to various third party compensation surveys and compensation data. This information is also available to our Compensation Committee. As described below, our Compensation Committee has also received competitive compensation data from Compensia, Inc., a compensation consulting firm engaged at the request of the Compensation Committee. Our General Counsel, Carol Gamble, and our former Chief Financial Officer, Matthew Fust, also participated in Compensation Committee meetings, but they did not participate in any discussions of executive officer compensation. None of our other executive officers participates in the Compensation Committee’s executive compensation discussions. Our Compensation Committee also discusses and makes determinations with respect to executive compensation matters without any executive officers present. The Compensation Committee does not delegate any of its functions to others in determining executive compensation.

Benchmarking of Cash and Long-Term Compensation

In 2008, Compensia, Inc. was engaged to provide the Compensation Committee with an update of certain benchmarking material provided in 2007, to assist the Compensation Committee in determining appropriate salary, total cash compensation (salary plus target bonus opportunity) and long-term equity compensation for our executive officers for 2008. In determining appropriate long-term equity compensation for our executive officers for 2008, Compensia provided the Compensation Committee with long-term equity compensation data for the following companies: Alexza Pharmaceuticals, Inc.; Auxilium Pharmaceuticals, Inc.; Genomic Health, Inc.; Indevus Pharmaceuticals, Inc.; ISIS Pharmaceuticals, Inc.; InterMune, Inc.; Pain Therapeutics, Inc.; POZEN Inc.; Santarus, Inc.; Theravance, Inc.; XOMA Ltd.; and ZymoGenetics, Inc. These companies were chosen by our Compensation Committee because they were generally similar to Jazz Pharmaceuticals in terms of industry, capital structure, financial attributes, geographic location and/or competition for talent, although certain of the companies included in the survey had a higher market capitalization than Jazz Pharmaceuticals. The Compensation Committee utilized the Radford Biotech Executive Survey, which survey data was limited to companies participating in the survey with between 150 and 499 employees, in addition to the peer group data to ensure that our executive compensation program as a whole was competitive.

At the end of 2008, the management team offered to take voluntary temporary pay reductions of 5% to 10% for 2009. The Compensation Committee accepted this offer, and did not engage a consultant or review competitive data to determine executive officers’ compensation for 2009.

Executive Compensation Program

Jazz Pharmaceuticals’ executive compensation program currently consists of three principal components: base salary, annual bonuses (if approved by our Compensation Committee) and long-term incentive compensation in the form of stock options. Jazz Pharmaceuticals also offers to its executive officers certain severance and change in control benefits as part of our Amended and Restated Executive Change in Control and Severance Benefit Plan which was amended to include our executive officers in February 2009. Finally, Jazz Pharmaceuticals offers to its executive officers participation (with all other eligible employees) in our 401(k) plan, employee stock purchase plan and other benefits generally available to all employees. Each component of compensation is evaluated based on the factors discussed below.

Base Salary. Each of our executive officers entered into an employment agreement with us in February 2004 that expired in February 2009 that provided for an initial base salary, subject to annual increases determined by the Compensation Committee. For 2007 and 2008, our named executive officers’ base salaries were determined based principally on those employment agreements, the executive officers’ responsibilities, adjustments to reflect cost of living increases in the San Francisco Bay Area and a review of competitive salary and total cash compensation data, including data collected from the Radford Biotech Executive Survey. Since our inception, we have reviewed the compensation of our executive officers as a group and have minimized the differences among their salaries. One of the core values of our company is fostering the teamwork philosophy of our management team, which is reflected in our compensation policy for our executive officers. . In December 2008, our executive officers proposed, and our Compensation Committee accepted that, in light of the current economic situation, effective January 1, 2009 our executive officers would take a temporary pay cut of between 5% and 10% of their 2008 base salary.

Our Compensation Committee generally aims to ensure that our executives’ base salaries and total cash compensation are maintained at competitive levels, which levels for 2007 and 2008 were, as a group, between the 50th and 75th percentiles of our peer group and/or survey data for executive officers in similar positions with similar responsibilities as determined based on our review of the Radford Biotech Executive Survey. Our Compensation Committee believes this is appropriate for several reasons. We have a complex business model and are pursuing multiple commercial and product development opportunities simultaneously with a relatively small organization relative to our level of investment in research and development. We do not have any significant laboratories or manufacturing facilities, and therefore we conduct our development, manufacturing and clinical activities through arrangements with third parties. As a result, our executives are required to manage both internal and significant external resources.

Competition for executive talent is intense in our industry and in our geographic area. Our executives have many years of valuable experience in our industry, and their continued leadership was deemed critical to our short-term and long-term success. Because our Compensation Committee aims to ensure that our executives’ base salaries and total cash compensation as a group is maintained at the competitive levels described above, the base salaries and total cash compensation of individual executive officers may fall outside of the 50th to 75th percentile range. Because the base salary of our executive officers decreased in 2009 due to the voluntary temporary pay cut taken by our executive officers in January, our Compensation Committee did not believe it necessary to review additional comparative compensation data when determining the base salary of our executive officers in 2009.

Annual Bonus Plan. In accordance with our Bonus Plan, Jazz Pharmaceuticals maintains an annual bonus award program to reward executive officers (and other employees) for attaining corporate performance objectives. Corporate objectives under the Bonus Plan generally relate to our commercial efforts (since 2005), progress of our clinical development programs, regulatory matters, financial measures (such as sales and EBITDA targets), and financing efforts, as well as regulatory and marketing compliance and effective employee retention and professional development. Bonus awards to executive officers under the Bonus Plan are determined to a large extent based on the Compensation Committee’s subjective assessment of the executive officers’ contributions as a group to the achievement of our corporate objectives and, to a lesser extent, on each individual executive officer’s contribution to our achievement of the corporate objectives. Target bonus levels under the Bonus Plan are assigned based on various categories of employees and, with respect to our executive officers for 2008, were based on the terms of the employment agreements we entered into with them in 2004 which expired in February 2009. The actual bonus awarded in any year, if any, may be more or less than the target, depending primarily on the achievement of our corporate objectives. Whether or not a bonus is paid for any year is within the discretion of our Compensation Committee. Our Compensation Committee also determines the size of the total bonus pool under the plan, which is based primarily on our Board of Directors’ determination of our success in achieving our corporate objectives for the plan year. The Compensation Committee determines the portion of the pool, if any, that will be allocated to the executive officers as a group and the bonuses for each of our executive officers and vice presidents. Our Executive Chairman and Chief Executive Officer provide input to the Compensation Committee with respect to bonuses for executive officers and vice presidents. In December 2008, our Executive Chairman and Chief Executive Officer recommended to the Compensation Committee that in light of our cash position, no bonuses be paid for 2008. The Compensation Committee accepted this recommendation.

The Compensation Committee has not determined whether it would attempt to recover bonuses from our executive officers if the performance objectives that led to the bonus determination were to be restated, or found not to have been met to the extent originally believed by the Compensation Committee. However, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002.

We have not historically paid any significant signing or promotion bonuses to our executive officers, nor have we guaranteed bonuses to our executive officers.

Long-Term Equity Compensation. The Compensation Committee believes that long-term performance is achieved through an ownership culture that rewards such performance by our executive officers through the use of equity incentives. Prior to 2008, we granted stock options to our executive officers under our 2003 Equity Incentive Plan, which was established to provide our employees with an opportunity to participate, along with our other stockholders, in our long-term performance. Our executive officers have also acquired equity in our company through direct investment in our common stock and in our prior preferred stock offerings. In connection with our initial public offering, we adopted the 2007 Equity Incentive Plan, which has replaced the 2003 Equity Incentive Plan, and affords our Compensation Committee greater flexibility in making a wide variety of equity awards, including stock bonus awards and restricted stock unit awards. While the Compensation Committee currently believes that the use of stock options offers the best approach to achieve our compensation goals with respect to long-term compensation for our executive officers, and currently provides tax and other advantages to our executive officers relative to other forms of equity compensation, our Compensation Committee may determine to grant our executive officers other forms of equity compensation under our 2007 Equity Incentive Plan, such as restricted stock unit awards, which we granted to our non-executive employees in 2007. We do not time the granting of equity awards with any favorable or unfavorable news released by Jazz Pharmaceuticals, and the proximity of the grant of any equity awards to an earnings announcement or other market events is coincidental. In addition, our option grant policy since our initial public offering is that we generally grant equity awards to our executive officers only during open stock trading window periods.

Our executive officers were granted stock options under our 2003 Equity Incentive Plan in February 2004, which became fully vested and exercisable by their terms in February 2008. The Compensation Committee approved additional stock options to our executive officers in April 2008 and January 2009 as described in more detail under “—Compensation Decisions for the Named Executive Officers for 2008 and 2009” below. Additional long-term equity incentives are provided through our 2007 Employee Stock Purchase Plan pursuant to which all eligible employees, including executive officers, may allocate up to 15% of their base salary to purchase our common stock at a 15% discount to the market price, subject to specified limits. We believe that our long-term equity compensation program is an important retention tool for our employees.

Severance and Change of Control Benefits. In 2004, Jazz Pharmaceuticals entered into employment agreements with its executive officers providing for certain severance and change in control benefits, which expired in February 2009. Upon expiration of the employment agreements, our existing executive change in control and severance benefit plan was amended and restated to provide benefits to our executive officers, the terms of which are described in more detail below in the section entitled “—Description of Compensation Arrangements—Amended and Restated Executive Change in Control and Severance Benefit Plan”. At the same time, the plan was amended to clarify that no benefits would be payable if a change of control resulted from arrangements with our senior lenders. Jazz Pharmaceuticals believes that these severance and change in control benefits are an important element of our executive compensation and retention program. With respect to change in control benefits, we provide severance compensation if an executive officer is terminated in connection with a change in control transaction to further promote the ability of our executive officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction.

Other Benefits. The Compensation Committee believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly-qualified personnel. Executive officers are eligible to participate in all of Jazz Pharmaceuticals’ benefit plans such as the 401(k) plan (see the section entitled “—Employment Agreements and Arrangements – 401(k) Plan”) medical, dental, vision, short-term disability, long-term disability, group life insurance and our employee stock purchase plan, in each case generally on the same basis as other employees. We also have a Section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance. Jazz Pharmaceuticals does not currently offer pension or other retirement benefits.

Compensation Decisions for the Named Executive Officers for 2008 and 2009

Base Salaries. In determining the 2008 base salaries for each named executive officer, our Compensation Committee reviewed the survey and/or benchmark data referred to above to ensure that executive base salaries as a group were within the competitive levels described above, and then determined appropriate increases to base salaries from the prior year. For market comparisons, the Compensation Committee relied upon a review of the Radford Biotech Executive Survey and an update of the information provided by Compensia in 2007 to ensure that executive base salaries and total cash compensation levels as a group were within the competitive levels described above. The increases in base salary rates for 2008 were primarily the result of a cost of living increase, except that with respect to Mr. Fust, who had been promoted to Executive Vice President, the Compensation Committee determined that an approximately 5% increase (in addition to the cost of living increase) was reasonable and appropriate in light of his promotion to Executive Vice President.

Because the base salary of our executive officers decreased in 2009 due to the voluntary temporary pay cut taken by our executive officers in January, our Compensation Committee did not further review comparative compensation information when determining the base salary of our executive officers in 2009. The 2008 and 2009 base salaries for our named executive officers are set forth in the table below, along with the percentage increases from the prior year.

Name	2008 Base Salary Rate ($)(1)	Percentage Increase/(Decrease) From Prior Year (%)	2009 Base Salary Rate ($)(2)	Percentage Increase/(Decrease) From Prior Year (%)
Bruce C. Cozadd(3)	468,000	4.0	421,200	(10.0)
Samuel R. Saks, M.D. (4)	468,000	4.0	421,200	(10.0)
Robert M. Myers	444,000	4.2	399,600	(10.0)
Matthew K. Fust(5)	375,000	9.3	—	—
Carol A. Gamble	357,000	4.1	339,150	(5.0)

(1)

Base salary rate effective March 1, 2008 through December 31, 2008. The base salary rate for January and February 2008 was $450,000 for Mr. Cozadd, $450,000 for Dr. Saks, $426,000 for Mr. Myers, $343,000 for Mr. Fust and $343,000 for Ms. Gamble.

(2)	Base salary rate effective January 1, 2009.

(3)

Mr. Cozadd’s actual base salary for 2008 was prorated for the amount of his time devoted to his role as our Executive Chairman. Mr. Cozadd devoted 90% of his time to his role as Executive Chairman during 2008 until December 22, 2008 when he began devoting 100% of his time to his role as Executive Chairman. In connection therewith, Mr. Cozadd’s actual base salary from January 1, 2008 through February 29, 2008 was $405,000, from March 1, 2008 through December 21, 2008 was $422,000 and from December 22 through December 31, 2008 was $468,000.

(4)

Dr. Saks resigned his position with the company effective April 3, 2009 and has not received any compensation since that date. Dr. Saks executed a consulting agreement with us effective April 4, 2009 through April 3, 2010, but to date has not performed any consulting for us pursuant to that agreement.

(5)	Mr. Fust resigned effective December 31, 2008 and did not receive any compensation from us in 2009.

Bonus Awards. Our Bonus Plan is designed to reward executive officers for attaining our corporate performance objectives as well as to reward them for their contributions to the achievement of those objectives and their success in achieving their individual objectives for the year. Target bonus levels under the Bonus Plan with respect to our executive officers are based on the terms of the employment agreements we entered into with them in 2004, which expired in February 2009. As set forth in their employment agreements with us which are now expired, the target bonus levels for 2008 for our named executive officers were: 50% of the applicable annual base salary rate for Dr. Saks and Messrs. Cozadd and Myers (Mr. Cozadd’s base salary rate was prorated for most of 2008 as reflected in the table above, so his target bonus was determined based on his prorated base salary rate); and 40% of the applicable annual base salary rate for each of Ms. Gamble and Mr. Fust. The management team has proposed each year, and the Board has approved, corporate objectives that have been stretch objectives beyond those that would reasonably be expected to be attained, and each year the objectives have not been achieved at the 100% level. After considering the input of our Executive Chairman and our Chief Executive Officer, our Compensation Committee agreed that in light of our cash position, there would be no bonuses for any employees under our Bonus Plan for 2008. Our key high-level corporate objectives for purposes of the Bonus Plan for 2008 were to:

•	receive approval for and launch Luvox CR;

•	achieve our sales and commercial EBITDA targets;

•	have top line Phase III clinical trial results for our JZP-6 US Phase III pivotal clinical trial by the end of 2008;

•	advance our development product pipeline; and

•	successfully finance our growth.

For 2009, bonus awards, if any, to our named executive officers will be determined in accordance with our Bonus Plan. Key, high-level corporate objectives for purposes of the Bonus Plan for 2009 include achieving our sales and commercial EBITDA targets, having top line Phase III clinical trial results for our second JZP-6 US Phase III pivotal clinical trial by the end of August, submitting our NDA for JZP-6 by the end of December, achieving breakeven on an operating basis by the end of 2009 and successfully financing the company’s operations.

Stock Option Awards. In May 2008, we granted stock options to our named executive officers under our 2007 Equity Incentive Plan. In determining the number of stock options granted to the executive officers in May 2008, the Compensation Committee considered benchmark data from our peer group companies provided by Compensia, as well as Radford survey data, with a goal of ensuring a level of long-term incentive compensation for our named executive officers as a group at approximately the 50th percentile of long-term incentive compensation for executive officers in similar positions with similar responsibilities at our peer companies. Accordingly, after considering these factors, Ms. Gamble, Mr. Fust and Mr. Myers each received grants of stock option awards reflecting their respective positions in the company, and each of Mr. Cozadd and Dr. Saks was granted a stock option covering the same number of shares as each other. Each of the options will vest as to 50% of the shares in April 2010, and the remainder will vest in 24 equal monthly installments thereafter. The exercise price of the options is equal to the fair market value of our common stock, determined in accordance with the terms of our 2007 Equity Incentive Plan.

In January 2009, the Compensation Committee used Radford data in reviewing the levels of stock option grants to our named executive officers and again sought to ensure a level of annual grants for our named executive officers as a group at approximately the 50th percentile of the annual grants for executive officers in similar positions with similar responsibilities at our peer companies chosen for 2008. Each of the options will vest as to 33 1/3% of the shares in January 2010, and the remainder will vest in 24 equal monthly installments thereafter. The exercise price of the options is equal to the fair market value of our common stock determined in accordance with the terms of our 2007 Equity Incentive Plan. The number of shares subject to options granted to our named executive officers in 2008 and 2009 as described above are as follows:

Name	Number of Shares Subject to 2008 Stock Options (#)	Number of Shares Subject to 2009 Stock Options (#)(1)
Bruce C. Cozadd	106,500	200,000
Samuel R. Saks, M.D. (2)	106,500	200,000
Robert M. Myers	75,000	150,000
Matthew K. Fust(3)	60,000	—
Carol A. Gamble	45,000	80,000

(1)	These options were approved and granted on January 21, 2009.

(2)

Dr. Saks resigned effective April 3, 2009. None of the options reflected in this table for him have vested, and none will vest. Dr. Saks has until July 2, 2009 to exercise any remaining unexercised vested options granted to him in previous years. The exercise price of all of Dr. Saks’ options is greater than the current market price of our common stock.

(3)	Mr. Fust resigned effective December 31, 2008 and did not receive any options in 2009. All unexercised options granted to Mr. Fust have now expired, unexercised.

The Compensation Committee believes that the above option grants, taken together with the named executive officers’ prior equity positions, are consistent with providing each continuing named executive officer with an ongoing equity position in our company that is competitive with similarly situated executive officers at companies included our peer group and that fosters an ownership culture focused on our long-term performance.

Accounting and Tax Considerations

Effective January 1, 2006, Jazz Pharmaceuticals adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS 123R. Under SFAS 123R, Jazz Pharmaceuticals is required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award. The Compensation Committee has determined to retain for the foreseeable future our stock option program as the sole component of its long-term executive compensation program, and, therefore, to record this expense on an ongoing basis according to SFAS 123R. The Compensation Committee has considered, and may in the future consider, the grant of restricted stock or restricted stock units to our executive officers in lieu of or in addition to stock option grants in light of the accounting impact of SFAS 123R with respect to stock option grants and other considerations. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Section 162(m) of the Internal Revenue Code of 1986 limits Jazz Pharmaceuticals to a deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers shall be designed to qualify as

“performance-based compensation.” To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, the Compensation Committee has not adopted a policy that requires all compensation to be deductible. However, the Compensation Committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders.

Conclusion

It is the opinion of the Compensation Committee that the compensation policies and elements described above provide the necessary incentives to properly align our performance and the interests of our stockholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executives.

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by our former Chief Executive Officer (who resigned effective April 3, 2009), our former Chief Financial Officer (who resigned effective December 31, 2008), and each of the three other most highly compensated executive officers at December 31, 2008, one of whom (Mr. Cozadd) is now our current Chairman and Chief Executive Officer. We refer to these executive officers as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Bruce C. Cozadd(4)	2008	423,523	224,060	—	1,435	649,018
Chairman and Chief Executive Officer	2007	355,273	651,599	115,000	521	1,122,393
	2006	307,236	605,818	77,000	234	990,288
Samuel R. Saks, M.D(5)	2008	468,266	224,060	—	1,539	693,865
Former Chief Executive Officer	2007	443,385	651,599	140,000	689	1,235,673
	2006	406,853	605,818	102,000	234	1,114,905
Robert M. Myers	2008	444,096	185,400	—	1,499	630,995
President	2007	423,354	641,413	140,000	689	1,205,456
	2006	406,853	605,818	120,000	234	1,132,905
Matthew K. Fust(6)	2008	408,028	111,326	—	1,223	520,577
Former Chief Financial Officer	2007	340,850	256,703	100,000	554	698,107
	2006	327,159	231,268	70,000	234	628,661
Carol A. Gamble	2008	357,267	98,699	—	1,239	457,205
Senior Vice President, General	2007	340,850	257,284	95,000	554	693,688
Counsel and Corporate Secretary	2006	327,159	231,268	80,000	234	638,661

(1)

The dollar amounts in this column represent the compensation cost for the indicated fiscal year of stock option awards granted pursuant to our equity compensation plans and thus include amounts from outstanding stock option awards granted in and prior to the indicated fiscal year, as applicable. These amounts have been calculated in accordance with FASB Statement No. 123 (revised), “Share-Based Payment,” or SFAS No. 123R, using the Black-Scholes option-pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock options were forfeited by any of our named executive officers during fiscal 2008, 2007 or 2006. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals’ audited consolidated financial statements included in Jazz Pharmaceuticals’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009. These amounts reflect Jazz Pharmaceuticals’ accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers.

(2)

The dollar amounts in this column represent the dollar value of the bonuses awarded to our named executive officers under our annual Bonus Plan for 2006 and 2007. No bonuses were awarded to our named executive officers under our annual Bonus Plan for 2008. For each named executive officer, 50% of the total dollar value of the bonuses awarded for 2007 under our annual Bonus Plan was paid in cash, and the remaining portion was paid in fully-vested shares of our common stock having a value equal to 50% of the total dollar value of the bonuses and resulting in 7,223 shares issued to Mr. Cozadd, 8,793 shares issued to each of Dr. Saks and Mr. Myers, 6,281 shares issued to Mr. Fust, and 5,967 shares issued to Ms. Gamble.

(3)	Represents group term life insurance premiums paid by Jazz Pharmaceuticals.

(4)

Effective April 3, 2009, Mr. Cozadd was appointed as our Chief Executive Officer. Mr. Cozadd’s actual base salary for 2006 through 2008 was prorated for the amount of time devoted to his role as our Executive Chairman. From 2006 through August 31, 2007, Mr. Cozadd devoted 75% of this professional time to his role as our Executive Chairman, from September 1, 2007 through December 21, 2008, 90% of his professional time, and from December 22, 2008 he has devoted 100% of his professional time.

(5)	Effective April 3, 2009, Dr. Saks resigned as our Chief Executive Officer.

(6)	Effective December 31, 2008, Mr. Fust resigned as our Chief Financial Officer.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2008, certain information regarding grants of plan-based awards to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

Name	Grant Date	Approved Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Target ($)
Bruce C. Cozadd	—	—	211,761	—	—	—	—
	5/16/08	4/8/08	—	—	106,500	7.96	490,241
	5/16/08	4/8/08	—	7,223	—	—	57,495
Samuel R. Saks, MD	—	—	234,133	—	—	—	—
	5/16/08	4/8/08	—	—	106,500	7.96	490,241
	5/16/08	4/8/08	—	8,793	—	—	69,992
Robert M. Myers	—	—	222,048	—	—	—	—
	5/16/08	4/8/08	—	—	75,000	7.96	345,240
	5/16/08	4/8/08	—	8,793	—	—	69,992
Matthew K. Fust	—	—	163,211	—	—	—	—
	5/16/08	4/8/08	—	—	60,000	7.96	276,192
	5/16/08	4/8/08	—	6,281	—	—	49,997
Carol A. Gamble	—	—	142,907	—	—	—	—
	5/16/08	4/8/08	—	—	45,000	7.96	207,144
	5/16/08	4/8/08	—	5,967	—	—	47,497

(1)

This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2008 under our annual Bonus Plan, which for Dr. Saks and Messrs. Cozadd and Myers was 50% of their respective salaries earned for fiscal year ended December 31, 2008. The target bonus amount for Mr. Fust and Ms. Gamble was 40% of their respective salaries earned for fiscal year ended December 31, 2008. For a description of our annual Bonus Plan, including our Compensation Committee’s decision not to pay any bonuses under our annual Bonus Plan for 2008, please see “—Compensation Discussion and Analysis—Executive Compensation Program—Annual Bonus Plan” and “—Compensation Decisions for the Named Executive Officers for 2008 and 2009—Bonus Awards” above.

(2)

This table includes the shares of our common stock issued to the named executive officers as payment for a portion of their respective bonuses awarded under our annual Bonus Plan for 2007, the dollar values of which are already reflected in our Summary Compensation Table under Non-Equity Incentive Plan Compensation for 2007. For each named executive officer, 50% of the total dollar value of the bonuses awarded under our annual Bonus Plan for 2007 was paid in cash, and the remaining portion was paid in fully-vested shares of our common stock having a value equal to 50% of the total dollar value of the bonuses. See footnote (2) to the Summary Compensation table for more information on the bonuses awarded to our named executive officers under our annual Bonus Plan for 2007.

(3)

Stock options were granted under our 2007 Equity Incentive Plan. For a description of the terms of stock options granted under our 2007 Equity Incentive Plan, please see “—Employment Agreements and Arrangements—Equity Compensation Arrangements—2007 Equity Incentive Plan.”

(4)

The dollar amounts in this column represent the grant date fair value of the stock option awards granted to our named executive officers during the year ended December 31, 2008. These amounts have been calculated in accordance with SFAS No. 123R, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals’ audited consolidated financial statements included in Jazz Pharmaceuticals’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009.

Description of Compensation Arrangements

Executive Employment Agreements

In February 2009, each of the employment agreements dated February 18, 2004, as amended, between us and each of our named executive officers expired in accordance with their terms. The employment agreements provided for an initial base salary, subject to annual increases determined by the Compensation Committee, and provided for the participation of each of our named executive officers in our annual Bonus Plans. Under the employment agreements, Dr. Saks and Messrs. Cozadd and Myers were each eligible to receive an annual performance bonus determined in accordance with our annual Bonus Plans and targeted at 50% of their respective annual base salaries, subject to increases approved by our Board of Directors. Under the employment agreements, Mr. Fust and Ms. Gamble were each eligible to receive an annual performance bonus determined in accordance with our annual Bonus Plans and targeted at 40% of their respective annual base salaries, subject to increases approved by our Board of Directors. As described under “—Compensation Discussion and Analysis—Executive Compensation Program—Annual Bonus Plan” and “—Compensation Decisions for the Named Executive Officers for 2008 and 2009—Bonus Awards” above, the target bonuses for 2008 under our annual Bonus Plan were based in large part on the employment agreements with our named executive officers. Notwithstanding the expiration of the employment agreements, each of our continuing named executive officers will continue to be eligible for annual salary increases and participation in our annual Bonus Plans. The employment agreements also provided for severance payments and other benefits in the event of certain terminations of employment, including in connection with a change in control. In connection with the expiration of the employment agreements, each of our current named executive officers became a participant in our Amended and Restated Executive Change in Control and Severance Benefit Plan, which is described below.

Amended and Restated Executive Change in Control and Severance Benefit Plan

General. In May 2007, our Board of Directors adopted a Change in Control and Severance Benefit Plan, effective May 1, 2007, or the Severance Benefit Plan, that provided for certain severance benefits to our non-executive officer Vice Presidents in connection with specified termination events. In February 2009, our Board of Directors approved an amendment and restatement of the Severance Benefit Plan, as so amended and restated, the Amended Severance Benefit Plan, to include our named executive officers, except for Mr. Fust, in the Amended Severance Benefit Plan and to modify the severance payments for Senior Vice Presidents who were previously Vice Presidents and were therefore covered by the Severance Benefit Plan as Vice Presidents. Prior to such amendment and restatement, only Vice Presidents were covered by the Severance Benefit Plan. In addition, the plan was amended to clarify that no benefits would be payable if a change of control resulted from arrangements with our senior lenders.

Under the Amended Severance Benefit Plan, in the event that an officer’s employment terminates due to an Involuntary Termination Without Cause or a Constructive Termination, each as defined in the Amended Severance Benefit Plan, within 12 months following a Change in Control, as defined in the Amended Severance Benefit Plan, and assuming all of the other conditions of the Amended Severance Benefit Plan are met, then each officer that is a participant in the Amended Severance Benefit Plan would be entitled to the following benefits under the Amended Severance Benefit Plan:

•	a single lump sum cash severance payment, payable on the first payroll date following the termination, equal to the sum of:

•

the officer’s base salary in effect during the last regularly scheduled payroll period immediately preceding the termination (without, as a general matter, giving effect to any voluntary pay reduction taken by the officer during the 12 months preceding the date of termination), or the Applicable Base Salary, plus

•

the product of (i) the Applicable Base Salary multiplied by (ii) the greater of any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the officer in respect of either of the last two calendar years prior to the date of termination (subject to an alternative calculation as well as a reduction for officers who have not been employed for the entire calendar year prior to the date of termination), multiplied by (iii) 150% for the Executive Chairman, Chief Executive Officer or President (currently Mr. Cozadd and Mr. Myers), 125% for Senior Vice Presidents (which currently includes Ms. Gamble), or 100% for Vice Presidents;

•

full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by Jazz Pharmaceuticals for a period of up to (i) 18 months for the Executive Chairman, Chief Executive Officer or President, (ii) 15 months for Senior Vice Presidents, and (iii) 12 months for Vice Presidents, provided that the officer timely elects continued coverage; and

•	acceleration in full of the vesting and exercisability, and termination of any of our repurchase rights, with respect to outstanding options and other equity awards held by the officers.

The double trigger for payment of benefits under the Amended Severance Benefit Plan was selected because it was considered to be industry standard and appropriately protects our named executive officers and other officers in the event of termination of their employment following a Change in Control, but not solely as a result of a Change in Control. In addition, as a general matter, in order to be eligible to receive benefits under the Amended Severance Benefit Plan, our named executive officers and other officers must execute a general waiver and release of claims, and such release must become effective in accordance with its terms. All other benefits (such as life insurance, disability coverage and 401(k) plan coverage) will terminate as of the officer’s termination date (except to the extent that a conversion privilege may be available thereunder).

If any of the severance benefits payable under the Amended Severance Benefit Plan would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, a named executive officer may receive a reduced amount of the affected severance benefits (the Amended Severance Benefit Plan does not provide for the gross up of any excise taxes imposed by Section 4999 of the Internal Revenue Code). No named executive officer would receive benefits under the Amended Severance Benefit Plan if (i) the named executive officer has entered into an individually negotiated employment agreement that provides for severance or change in control benefits, (ii) the named executive officer is entitled to receive benefits under another severance benefit plan maintained by us, (iii) the named executive officer voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us or (iv) the named executive officer does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information. In addition, benefits would be terminated under the Amended Severance Benefit Plan if the named executive officer willfully breaches his or her agreements with us relating to proprietary and confidential information or engages in certain non-solicitation or business interference activities.

Potential Payments Upon Termination. The following table sets forth the potential severance payments and benefits under the Amended Severance Benefit Plan to which the named executive officers would be entitled in connection with specified termination events, as if the named executive officers’ employment terminated as of December 31, 2008 and each were then a party to the Amended Severance Plan. The following table does not include Mr. Fust, whose resignation was effective as of December 31, 2008. Mr. Fust did not receive any severance benefits in connection with his resignation. Other than as described below under “—Equity Compensation Arrangements,” there are no other agreements, arrangements or plans that entitle any named executive officers to severance, perquisites or other benefits upon termination of employment or a change in control. Because all of the stock options held by the named executive officers were out-of-the-money at December 31, 2008, meaning that all of such stock options have exercise prices that were in excess of the closing price of our common stock on December 31, 2008 ($1.93), and because none of the named executive officers had any unvested shares of common stock or other unvested stock awards at December 31, 2008, we have not separately quantified the value the named executive officers would have received by reason of the vesting acceleration benefits provided under our 2003 Equity Incentive Plan or our 2007 Equity Incentive Plan (and the forms of stock option agreements thereunder) described below under “—Equity Compensation Arrangements,” assuming a termination or change in control on December 31, 2008.

POTENTIAL PAYMENTS UPON TERMINATION AS OF DECEMBER 31, 2008

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	1,156,475
	COBRA Payments	21,899
	Vesting Acceleration(2)	—

	Benefit Total	1,178,374

Samuel R. Saks, MD(3)	Lump Sum Cash Severance Payment	1,145,383
	COBRA Payments	45,134
	Vesting Acceleration(2)	—

	Benefit Total	1,190,517

Robert M. Myers	Lump Sum Cash Severance Payment	1,106,492
	COBRA Payments	32,386
	Vesting Acceleration(2)	—

	Benefit Total	1,138,878

Carol A. Gamble	Lump Sum Cash Severance Payment	694,990
	COBRA Payments	20,703
	Vesting Acceleration(2)	—

	Benefit Total	715,693

(1)

These benefits would be payable under the Amended Severance Benefit Plan if the Involuntary Termination Without Cause or Constructive Termination occurred within 12 months following a Change in Control and on December 31, 2008.

(2)

As stated above, on December 31, 2008, the last business day of our last fiscal year, the closing sale price per share of our common stock was $1.93. All of the options held by the named executive officers were out-of-the-money and accordingly, no benefit is shown in the table above with respect to such options. None of the named executive officers had any shares of common stock subject to vesting at December 31, 2008, nor did any of the named executive officers have any other stock awards that remained unvested at December 31, 2008.

(3)	Dr. Saks voluntarily resigned as our Chief Executive Officer (and as a director) effective as of April 3, 2009 and he did not receive any severance benefits in connection with his resignation.

Equity Compensation Arrangements

2003 Equity Incentive Plan

Our 2003 Equity Incentive Plan, or the 2003 Plan, was adopted in March 2003. Prior to May 2007, we granted options to our executive officers under the 2003 Plan. The 2003 Plan was terminated in connection with our initial public offering so that no further awards may be granted under the 2003 Plan. Although the 2003 Plan has terminated, all outstanding options will continue to be governed by their existing terms. The following is a brief description of certain of the permissible terms of options granted under the 2003 Plan:

Exercise Price. The exercise price of incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of our common stock on the date of grant. Each of the options granted to our executive officers in 2007 carry an exercise price equal to 100% of the fair market value of our common stock on the date of grant.

Vesting. Shares subject to options under the 2003 Plan generally vest in a series of installments over an optionee’s period of service, with a minimum vesting rate as to non-executive employees of at least 20% per year over five years from the date of grant. Options granted to our executive officers in 2007 vest as to one-third of the shares subject to the options on February 27, 2010, and the remaining two-thirds of the shares subject to these options vest monthly over two years thereafter.

Term. The term of stock options granted under the 2003 Plan is ten years. Unless the terms of an optionee’s stock option agreement provide otherwise, if an optionee’s service relationship with us, or any of our affiliates, ceases for any reason other than for cause, disability or death, the optionee may exercise the vested portion of any option for three months after the date of such termination. If an optionee’s service relationship with us, or any of our affiliates, terminates by reason of disability or death, the optionee or a personal representative may exercise the vested portion of any option for 12 months after the date of such termination. In no event, however, may an option be exercised beyond the expiration of its term.

Corporate Transactions. In the event of certain significant corporate transactions, our Board of Directors has the discretion to take one or more of the following actions: (a) arrange for the assumption or substitution of outstanding awards, (b) accelerate the vesting and termination of outstanding awards in whole or in part, (c) cancel or arrange for the cancellation of awards in exchange for cash payments and (d) arrange for any repurchase rights applicable to award shares to apply to any substituted securities issued in the transaction. Our Board of Directors need not take the same action for each award.

Changes in Control; Vesting Acceleration. Under our stock option agreements with our executive officers, as amended, the vesting and exercisability of options granted to executive officers under the 2003 Plan will accelerate in full if a change in control or significant transaction occurs and the officer’s employment is terminated by us without cause or the officer resigns for good reason in connection therewith or within 12 months thereafter.

2007 Equity Incentive Plan

Our 2007 Equity Incentive Plan, or the 2007 Plan, became effective in connection with our initial public offering. During the year ended December 31, 2008, none of our executive officers was granted any stock awards under the 2007 Plan. The following is a brief description of certain of the permissible terms of stock options and other stock awards granted under the 2007 Plan:

Stock Options. Incentive and nonstatutory stock options are granted pursuant to incentive and nonstatutory stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option provided that the exercise price of an incentive stock option and nonstatutory stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2007 Plan vest at the rate specified by the plan administrator. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (a) cash or check, (b) a broker-assisted cashless exercise, (c) the tender of common stock previously owned by the optionee, (d) a net exercise of the option and (e) other legal consideration approved by the plan administrator.

Generally, the plan administrator determines the term of stock options granted under the 2007 Plan, generally up to a maximum of ten years. Unless the terms of an optionee’s stock option agreement provide otherwise, if an optionee’s relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of three months following the cessation of service. If an optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability, and 18 months in the event of death. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (a) cash or check, (b) past or future services rendered to us or our affiliates or (c) any other form of legal consideration. Shares of common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator.

Restricted Stock Unit Awards. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect to shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation rights agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right which cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2007 Plan vests at the rate specified by the plan administrator.

The plan administrator determines the term of stock appreciation rights granted under the 2007 Plan, up to a maximum of ten years. If a participant’s service relationship with us, or any of our affiliates, ceases, then the participant, or the participant’s beneficiary, may exercise any vested stock appreciation right for three months (or such longer or shorter period specified in the stock appreciation right agreement) after the date such service relationship ends. In no event, however, may a stock appreciation right be exercised beyond the expiration of its term.

Performance Stock Awards. The 2007 Plan permits the grant of performance stock awards that may qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Internal Revenue Code. To assure that the compensation attributable to one or more performance stock awards will so qualify, our Compensation Committee can structure one or more such awards so that stock will be issued or paid pursuant to such award only upon the achievement of certain pre-established performance goals during a designated performance period. The maximum benefit to be received by a participant in any calendar year attributable to performance stock awards may not exceed 2,000,000 shares of our common stock.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the award and all other terms and conditions of such awards.

Corporate Transactions. In the event of certain significant corporate transactions, our Board of Directors has the discretion to take one or more of the following actions with respect to outstanding stock awards:

•	arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring entity (or its parent company);

•

arrange for the assignment of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);

•	accelerate the vesting and exercisability of a stock award followed by the termination of the stock award;

•	arrange for the lapse of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award;

•	cancel or arrange for the cancellation of a stock award, to the extent not vested or not exercised, in exchange for appropriate cash consideration; and

•

arrange for the surrender of a stock award in exchange for a payment equal to the excess of (a) the value of the property the holder of the stock award would have received upon the exercise of the stock award, over (b) any exercise price payable by such holder in connection with such exercise.

Our Board of Directors need not take the same action for each stock award.

Changes in Control. The form of option agreement adopted by our Board of Directors under the 2007 Plan provides that in the event an optionee’s service relationship with us or a successor entity is terminated, actually without cause or constructively, within 12 months following, or one month prior to, the effective date of certain specified change in control transactions, the vesting and exercisability of the option will accelerate in full. Our Board of Directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control transaction as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through our 2007 Employee Stock Purchase Plan, or the ESPP, in which all regular employees, including executive officers, employed by us or by any of our affiliates may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Annual Bonus Plan

We maintain an annual Bonus Plan to reward executive officers and other employees for successful achievement of company-wide and individual performance objectives. For more information regarding our annual Bonus Plan, including our Compensation Committee’s decision not to pay any bonuses under our annual Bonus Plan for 2008, please see “—Compensation Discussion and Analysis—Executive Compensation Program—Annual Bonus Plan” and “—Compensation Decisions for the Named Executive Officers for 2008 and 2009—Bonus Awards.”

401(k) Plan

Our employees are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Code. Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $15,500 in 2008 (with a larger “catch up” limit for older employees). Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. To date, we have not made any contributions to the plan on behalf of participating employees.

Additional Benefits

Executive officers are eligible to participate in all of Jazz Pharmaceuticals’ benefit plans, such as medical, dental, vision short-term disability, long-term disability, group life insurance, Section 125 flexible spending accounts and the ESPP, in each case generally on the same basis as other employees. We also have a flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2008.

Nonqualified Deferred Compensation

During the year ended December 31, 2008, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL-YEAR END TABLE

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Bruce C. Cozadd	—	106,500	(1)	7.96	05/15/18
	—	40,662	(2)	19.37	02/26/17
	164,120	0		15.09	02/17/14
	54,707	0		30.18	02/17/14
	54,707	0		45.27	02/17/14
Samuel R. Saks, M.D. (3)	—	106,500	(1)	7.96	05/15/18
	—	40,662	(2)	19.37	02/26/17
	164,120	0		15.09	02/17/14
	54,707	0		30.18	02/17/14
	54,707	0		45.27	02/17/14
Robert M. Myers	—	75,000	(1)	7.96	05/15/18
	—	31,625	(2)	19.37	02/26/17
	164,120	0		15.09	02/17/14
	54,707	0		30.18	02/17/14
	54,707	0		45.27	02/17/14
Matthew K. Fust(4)	—	60,000	(1)	7.96	05/15/18
	—	22,590	(2)	19.37	02/26/17
	62,652	0		15.09	02/17/14
	20,884	0		30.18	02/17/14
	20,884	0		45.27	02/17/14
Carol A. Gamble	—	45,000	(1)	7.96	05/15/18
	—	22,590	(2)	19.37	02/26/17
	62,652	0		15.09	02/17/14
	20,884	0		30.18	02/17/14
	20,884	0		45.27	02/17/14

(1)

The shares subject to this stock option award vest as to one-half of the shares subject to the option on April 8, 2010, and the remaining one-half of the shares subject to the option vest monthly over two years thereafter.

(2)

The shares subject to this stock option award vest as to one-third of the shares subject to the option on February 27, 2010, and the remaining two-thirds of the shares subject to the option vest monthly over two years thereafter.

(3)

Dr. Saks resigned effective April 3, 2009. Dr. Saks has until July 2, 2009 to exercise any of his unexercised vested options. The exercise price of all of Dr. Saks’ options is greater than the current market price of the company’s common stock.

(4)	Mr. Fust resigned effective December 31, 2008. All unexercised options granted to Mr. Fust have now expired, unexercised.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock options, nor did any shares of our common stock held by our named executive officers vest, during the year ended December 31, 2008.

DIRECTOR COMPENSATION

Cash Compensation Arrangements

Pursuant to our current compensation program for non-employee directors, each member of our Board of Directors who is not an employee or an officer of Jazz Pharmaceuticals currently receives the following cash compensation for Board services, as applicable:

•	a $30,000 annual retainer for service as a Board member;

•	a $15,000 supplemental annual retainer for service as chair of the Audit Committee;

•	a $10,000 supplemental annual retainer for service as chair of the Compensation Committee; and

•	a $5,000 supplemental annual retainer for service as chair of each other committee of the Board.

On July 18, 2007, our Board of Directors determined that the cash retainers for the periods from (a) June 1, 2007 through August 14, 2007 (in an amount equal to 20.83% of the annual retainer for service as a Board member) and (b) August 15, 2007 through August 14, 2008 will be deemed earned and payable on August 15, 2007 and that commencing August 15, 2008, the cash retainers for each annual period from August 15 to the next subsequent August 14 will be deemed earned and payable in advance on August 15. On December 18, 2007, our Board of Directors determined that for purposes of non-employee directors that are appointed or elected other than on August 15 of any given year, a pro-rata portion of all cash retainers for the period from such non-employee director’s appointment or election to the next subsequent August 15 will be deemed earned and payable on the date of the first regularly scheduled meeting of the Board that takes place not less than 31 days following the date of such non-employee director’s appointment or election (provided such date is in a “window period” as defined under Jazz Pharmaceuticals’ stock trading policy), or in the event such date is not in a window period, the next subsequent date which is in a window period. Payments of cash retainers are subject to a non-employee’s director’s election pursuant to our Directors Deferred Compensation Plan. Any amounts deferred pursuant to our Directors Deferred Compensation Plan are credited to a phantom stock account, as described below. On August 14, 2008, our Board of Directors determined that any distributions from a phantom stock account will be in shares of our common stock. Our non-employee directors are also reimbursed for their travel and other reasonable expenses incurred in attending Board or committee meetings.

Directors Deferred Compensation Plan

In May 2007, our Board of Directors adopted the Directors Deferred Compensation Plan, which was amended by our Board of Directors in December 2008. The Directors Deferred Compensation Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Any amounts deferred under the Directors Deferred Compensation Plan are credited to a phantom stock account. The number of phantom shares of our common stock credited to each director’s phantom stock account each year will be determined based on the amount of the compensation deferred during any given year, divided by the fair market value of our common stock on the date the retainer fees are due to be paid. Upon a separation from our Board of Directors, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of shares of our common stock, or upon the occurrence of a change in control, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in shares of our common stock reserved under our 2007 Non-Employee Directors Stock Option Plan, which is described below. The Directors Deferred Compensation Plan may be amended or terminated at any time by our Board of Directors, and in form and operation is intended to be compliant with Section 409A of the Internal Revenue Code of 1986, as amended.

2007 Non-Employee Directors Stock Option Plan

Our 2007 Non-Employee Directors Stock Option Plan, or 2007 Directors Plan, became effective in connection with our initial public offering. The 2007 Directors Plan provides for the automatic grant of nonstatutory stock options to purchase shares of our common stock to our non-employee directors over their period of service on our Board of Directors. In addition, the 2007 Directors Plan provides the source of shares to fund distributions of our common stock under the Directors Deferred Compensation Plan.

Pursuant to the terms of the 2007 Directors Plan, any individual who first becomes a non-employee director is automatically granted an option to purchase 30,000 shares of our common stock. Each initial option vests with respect to one-third of the shares on the first anniversary of the date of grant, and the balance in a series of 24 successive equal monthly installments thereafter. In addition, each individual who is serving as a non-employee director on the first trading day on or after August 15 of each year is automatically granted an option to purchase 10,000 shares of our common stock on such date. The shares subject to each such annual option vest in a series of 12 successive equal monthly installments measured from the date of grant. All stock options granted under the 2007 Directors Plan have a maximum term of ten years, and the exercise price of each option granted under the 2007 Directors Plan is equal to 100% of the fair market value of our common stock on the date of grant.

If a non-employee director’s service relationship with us, or any of our affiliates, whether as a non-employee director or subsequently as an employee, director or consultant of ours or an affiliate, ceases for any reason other than disability or death, or after any 12-month period following a change in control, the optionee may exercise any vested options for a period of three months following the cessation of service. If such an optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise the option for a period of 12 months in the event of disability, and 18 months in the event of death. If such an optionee’s service terminates within 12 months following a specified change in control transaction, the optionee may exercise the option for a period of 12 months following the effective date of such a transaction. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

In the event of certain significant corporate transactions, all outstanding options under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such options, then (a) with respect to any such options that are held by optionees then performing services for us or our affiliates, the vesting and exercisability of such options will be accelerated in full and such options will be terminated if not exercised prior to the effective date of the corporate transaction and (b) all other outstanding options will terminate if not exercised prior to the effective date of the corporate transaction. Our Board of Directors may also provide that the holder of an outstanding option not assumed in the corporate transaction will surrender such option in exchange for a payment equal to the excess of (a) the value of the property that the optionee would have received upon exercise of the option, over (b) the exercise price otherwise payable in connection with the option. In addition, the vesting and exercisability of options held by non-employee directors who are either required to resign their position in connection with a specified change in control transaction or are removed from their position in connection with such a change in control will be accelerated in full.

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all non-employee directors of Jazz Pharmaceuticals for the fiscal year ended December 31, 2008. Mr. Cozadd, our Chief Executive Officer and Chairman, and Dr. Saks, our former Chief Executive Officer and a former director, are not listed in the following table since they are, or were, employees of Jazz Pharmaceuticals and did not receive any additional compensation for serving on our Board of Directors or its committees. On March 31, 2009, Mr. Myers was appointed to the Board and does not receive any additional compensation for serving on our Board of Directors or its committees.

2008 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)(4)	Total ($)
E. Alexander Albert(5)	30,000	—	30,000
Samuel D. Colella	30,000	59,744	89,744
Bryan C. Cressey	30,000	59,744	89,744
Michael W. Michelson	40,000	—	40,000
James C. Momtazee	35,000	—	35,000
Kenneth W. O’Keefe	45,000	59,744	104,744
Jaimin R. Patel(6)	—	—	0
Alan M. Sebulsky	30,000	131,493	161,493
James B. Tananbaum, M.D.(7)	30,000	59,744	89,744
Nathaniel M. Zilkha	30,000	—	30,000

(1)

Represents fees earned in 2008. Each director in the table above, other than Dr. Tananbaum and Messrs. Colella and Cressey for 2008, elected to defer his cash retainer fees pursuant to the Directors Deferred Compensation Plan. The number of shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan as of

December 31, 2008 was as follows: 3,826 shares for Mr. Albert; 5,102 shares for Mr. Michelson; 4,464 shares for Mr. Momtazee; 5,739 shares for Mr. O’Keefe; 3,826 shares for Mr. Sebulsky; and 3,826 shares for Mr. Zilkha. In connection with Mr. Patel’s resignation from the Board, the 2,843 shares then credited to Mr. Patel’s individual non-employee director phantom stock account were distributed to Mr. Patel in accordance with the terms of our Directors Deferred Compensation Plan.

(2)

The dollar amounts in this column represent the compensation cost for the year ended December 31, 2008 of stock option awards granted pursuant to our equity compensation plans and thus include amounts from outstanding stock option awards granted in and prior to 2008. These amounts have been calculated in accordance with SFAS No. 123R using Black-Scholes option-pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock options were forfeited by any of our directors during fiscal 2008. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals’ audited consolidated financial statements included in Jazz Pharmaceuticals’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009. These amounts reflect Jazz Pharmaceuticals’ accounting expense for these awards and do not correspond to the actual value that may be recognized by our directors.

(3)

The aggregate number of shares subject to outstanding stock options held by the directors listed in the table above as of December 31, 2008 was as follows: 20,000 shares for each of Dr. Tananbaum and Messrs. Colella, Cressey and O’Keefe; and 46,536 shares for Mr. Sebulsky. Each of Messrs. Albert, Michelson, Momtazee, Patel and Zilkha declined any equity compensation for his service as a non-employee director in accordance with certain internal policies of Kohlberg Kravis Roberts & Co. L.P., with which each such director is or was either associated or affiliated.

(4)

The grant date fair value, as determined in accordance with SFAS No. 123R, of the stock option awards granted during the year ended December 31, 2008 for each of Dr. Tananbaum and Messrs. Colella, Cressey, O’Keefe and Sebulsky was $43,946.

(5)	Mr. Albert was elected to the Board in July 2008 following the resignation of Mr. Patel.

(6)	Mr. Patel resigned from the Board in July 2008.

(7)	Dr. Tananbaum’s cash retainer fees were paid to Prospect Management Co., II, LLC.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained herein. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the CD&A be included in our Annual Report on Form 10-K for filing with the SEC.

Respectfully submitted,
The Compensation Committee of the Board of
Directors

Mr. Michael W. Michelson (Chairperson)
Mr. Samuel D. Colella
Dr. James B. Tananbaum

(1)

The material in this report is not “soliciting material”, is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of Jazz Pharmaceuticals under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

In 2008, our Compensation Committee was composed of three directors: Messrs. Colella and Michelson and Dr. Tananbaum. None of the members of our Compensation Committee has at any time been an officer or employee of Jazz Pharmaceuticals. None of our executive officers serves, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

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

(3)

As of December 31, 2008, an aggregate of 700,000 shares of common stock were reserved for issuance under our 2007 Employee Stock Purchase Plan, or the 2007 ESPP, of which 330,569 remained available for future issuance under the 2007 ESPP with up to a maximum of 150,000 shares that could be purchased in the current purchase period. The number of shares reserved for issuance under the 2007 ESPP automatically increases on each January 1, from January 1, 2008 through January 1, 2017, by the lesser of (a) 1.5% of the total number of shares of our common stock outstanding on December 31 st of the preceding calendar year or (b) 350,000 shares (or such lesser amount as may be approved by our Board of Directors). On January 1, 2009, the number of shares reserved for issuance under the 2007 ESPP increased by 350,000 shares pursuant to this automatic share increase provision.

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

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Jazz Pharmaceuticals’ common stock as of April 3, 2009 (except as noted) by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table (referred to as our “named executive officers”); (iii) all executive officers and directors of Jazz Pharmaceuticals as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Total
5% Stockholders:
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P. 9 West 57th Street, Suite 4200 New York, NY 10019
KKR JP LLC(3)	10,504,338	35.58%
KKR JP III LLC(3)	36,445	*
KKR Financial Holdings III, LLC(4)	70,156	*
Bridger Management, LLC(5)	2,667,050	9.22%
90 Park Avenue, 40th Floor
New York, NY 10016
Entities affiliated with Thoma Cressey Bravo, Inc.(6)	2,432,487	8.37%
Sears Tower, 92nd Floor 22 South Wacker Drive Chicago, IL 60606
Entities affiliated with Versant Ventures(7)	1,663,392	5.72%
3000 Sand Hill Road, #4-210
Menlo Park, CA 94025
Entity affiliated with Beecken Petty O’Keefe & Company, LLC(8)	1,621,659	5.59%
131 Dearborn Street, Suite 2800
Chicago, IL 60603
Entities affiliated with Prospect Venture Partners(9)	1,510,145	5.21%
435 Tasso Street, Suite 200
Palo Alto, CA 94301

Named Executive Officers and Directors:
Bruce C. Cozadd(10)	528,901	1.81%
Samuel R. Saks, M.D.(11)	632,402	2.17%
Robert M. Myers(12)	426,406	1.46%
Matthew K. Fust(13)	58,948	*
Carol A. Gamble(14)	138,516	*
E. Alexander Albert(15)	3,826	*
Samuel D. Colella(16)	1,680,892	5.78%
Bryan C. Cressey(17)	2,449,987	8.42%
Michael W. Michelson(18)	10,619,831	35.88%
James C. Momtazee(19)	7,307	*
Kenneth W. O’Keefe(20)	1,649,162	5.68%
Alan M. Sebulsky(21)	44,872	*
James B. Tananbaum, M.D.(22)	1,527,645	5.26%
Nathaniel M. Zilkha(23)	5,991	*
All directors and executive officers as a group (14 persons)(24)	19,774,686	63.55%

*	Represents beneficial ownership of less than 1%.

(1)

Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Jazz Pharmaceuticals, Inc., 3180 Porter Drive, Palo Alto, California 94304.

(2)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 28,925,352 shares outstanding on April 3, 2009, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options that are exercisable within 60 days of April 3, 2009, as well as shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan as of April 3, 2009. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan are payable solely in shares of our common stock, but such shares do not have current voting or investment power. Shares issuable pursuant to our Directors Deferred Compensation Plan and shares issuable pursuant to the exercise of stock options that are exercisable within 60 days of April 3, 2009 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Consists of 9,906,501 shares and warrants to purchase 597,837 shares held by KKR JP LLC, and 36,445 shares held by KKR JP III LLC. All of the outstanding equity interests of KKR JP LLC are owned directly by KKR Millennium Fund L.P. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of KKR Millennium Fund L.P. All of the outstanding equity interests of KKR JP III LLC are owned directly by KKR Partners III, L.P. KKR III GP LLC is the general partner of KKR Partners III, L.P. The entities named in this Note (3) are sometimes referred to as the KKR Funds. KKR Millennium GP LLC is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which include Michael W. Michelson and other executives of Kohlberg Kravis Roberts & Co. L.P. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaims beneficial ownership of such shares. KKR III GP LLC is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which include Mr. Michelson, James C. Momtazee and other executives of Kohlberg Kravis Roberts & Co. L.P. Messrs. Kravis and Roberts may be deemed to share beneficial ownership of any shares beneficially owned by KKR III GP LLC, but disclaim beneficial ownership of such shares. The other members of KKR III GP LLC disclaim beneficial ownership of any shares beneficially owned by KKR III GP LLC. Mr. Michelson, Mr. Momtazee, Nathaniel M. Zilkha and E. Alexander Albert are members of our Board of Directors and are executives of Kohlberg Kravis Roberts & Co. L.P. Each of Messrs. Michelson, Momtazee, Zilkha and Albert disclaim beneficial ownership of any shares beneficially owned by the KKR Funds. The address of the KKR Funds and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019. The address of Messrs. Roberts, Michelson, Momtazee, Zilkha and Albert is 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)

Consists of 70,156 shares that KKR Financial Holdings III, LLC has the right to acquire through the exercise of a warrant. All of the outstanding equity interests of KKR Financial Holdings III, LLC are owned by KKR Financial Holdings LLC. KKR Financial Advisors LLC is the manager of KKR Financial Holdings LLC. KKR Financial LLC is the sole member of KKR Financial Advisors LLC. Kohlberg Kravis Roberts & Co. L.P. owns a majority of the outstanding equity interests of KKR Financial LLC. KKR & Co. L.L.C. is the general partner of Kohlberg Kravis Roberts & Co. L.P. The investment committee of KKR Financial Advisors LLC reviews the investments held by KKR Financial Holdings LLC. And certain of its members are affiliated with KKR & Co. L.L.C. The members of KKR & Co. L.L.C. consist of the individuals named in Note (3) above (other than Messrs. Albert and Zilkha) and other executives of Kohlberg Kravis Roberts & Co. L.P. Messrs. Kravis and Roberts, as managing members of KKR & Co. L.L.C., may be deemed to share beneficial ownership of any shares beneficially owned by KKR & Co. L.L.C., but disclaim beneficial ownership of such shares. The address of KKR Financial Holdings III, LLC, KKR Financial Holdings LLC, KKR Financial Advisors LLC and KKR Financial LLC is 555 California Street, 50th Floor, San Francisco, CA 94104.

(5)

Based upon a Schedule 13G filed with the SEC on February 13, 2009 by Bridger Management, LLC on behalf of itself, Swiftcurrent Offshore, Ltd. and Roberto Mignone, reporting beneficial ownership as of February 13, 2009. According to the Schedule 13G filed by Bridger Management, LLC, the 2,667,050 of the shares are beneficially owned by Roberto Mignone in his capacity as managing member of Bridger Management, LLC as a result of the purchase of such shares by certain accounts managed by Bridger Management, LLC. Swiftshore Offshore, Ltd., an account managed by Bridger Management, LLC, beneficially owns 1,560,250 of the shares. The Schedule 13G filed by Bridger Management, LLC provides information only as of February 13, 2009 and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between February 13, 2009 and April 3, 2009.

(6)

Consists of 2,259,250 shares and a warrant to acquire 135,841 shares held by Thoma Cressey Fund VII, LP and 35,275 shares and a warrant to acquire 2,121 shares held by Thoma Cressey Friends Fund VII, LP. Mr. Cressey is a partner of Thoma Cressey Equity Partners, the sponsor of these entities, the Thoma Cressey Funds, and is deemed to have shared voting and investment power over the shares held by Thoma Cressey Equity Partners and its affiliated entities. Mr. Cressey disclaims beneficial ownership of the shares held by the Thoma Cressey Funds, except to the extent of each of their pecuniary interest therein.

(7)

Consists of 1,488,676 shares and a warrant to acquire 129,613 shares held by Versant Venture Capital II, L.P., 28,260 shares and a warrant to acquire 2,464 shares held by Versant Affiliates Fund II-A, L.P. and 13,247 shares and a warrant to acquire 1,132 shares held by Versant Side Fund II, L.P. Mr. Colella is a managing member of Versant Ventures II, LLC, which is the general partner of each of Versant Venture Capital II, L.P., Versant Affiliates Fund II-A, L.P. and Versant Side Fund II, L.P., or the Versant Funds, and is deemed to have shared voting and investment power over the shares held by the Versant Funds. Mr. Colella disclaims beneficial ownership of the shares held by the Versant Funds, except to the extent of his pecuniary interest therein.

(8)

Consists of 1,529,684 shares and a warrant to acquire 91,975 shares held by Jazz Investors LLC. Beecken Petty O’Keefe & Company, LLC is the sole manager of Jazz Investors, LLC. Mr. O’Keefe is one of the member managers of Beecken Petty O’Keefe & Company, LLC and disclaims beneficial ownership of such shares. Mr. O’Keefe is a member of our Board of Directors. The address of Jazz Investors, LLC, Beecken Petty O’Keefe & Company, LLC and Mr. O’Keefe is 131 South Dearborn Street, Suite 2800, Chicago, IL 60603.

(9)

Consists of 1,403,129 shares and a warrant to acquire 84,365 shares held by Prospect Venture Partners II, L.P., and 21,366 shares and a warrant to acquire 1,285 shares held by Prospect Associates II, L.P. Dr. Tananbaum is a managing member of Prospect Management Co. II, L.L.C., which serves as the sole general partner of each of Prospect Venture Partners II, L.P. and Prospect Associates II, L.P., or the Prospect Funds. The managing members of Prospect Management Co. II, L.L.C. are deemed to have shared voting and investment power over the shares held by the Prospect Funds. Dr. Tananbaum disclaims beneficial ownership of the shares held by the Prospect Funds, except to the extent of his pecuniary interest therein.

(10)	Includes 273,534 shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009.

(11)

Includes 273,534 shares Dr. Saks has the right to acquire pursuant to options exercisable as of April 3, 2009. Dr. Saks resigned as our Chief Executive Officer (and as a director) effective April 3, 2009, no additional options will become exercisable by him after that date and he has until July 2, 2009 to exercise the options exercisable as of April 3, 2009.

(12)	Includes 273,534 shares Mr. Myers has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009.

(13)	Mr. Fust resigned as our Chief Financial Officer effective December 31, 2008. Mr. Fust’s rights to acquire shares pursuant to any of his outstanding options expired on March 31, 2009.

(14)	Includes 104,420 shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009.

(15)	Consists solely of shares issuable to Mr. Albert pursuant to our Directors Deferred Compensation Plan. Mr. Albert disclaims beneficial ownership of the shares described in Notes (3) and (4) above.

(16)

Includes 17,500 shares Mr. Colella has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and the shares described in Note (9) above. Mr. Colella disclaims beneficial ownership of the shares described in Note (9) above, except to the extent of his pecuniary interest therein.

(17)

Includes 17,500 shares Mr. Cressey has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and the shares described in Note (6) above. Mr. Cressey disclaims beneficial ownership of the shares described in Note (6) above, except to the extent of his pecuniary interest therein.

(18)

Consists of 8,892 shares issuable to Mr. Michelson pursuant to our Directors Deferred Compensation Plan and the shares described in Notes (3) and (4) above. Mr. Michelson disclaims beneficial ownership of the shares described in Notes (3) and (4) above.

(19)	Consists solely of shares issuable to Mr. Momtazee pursuant to our Directors Deferred Compensation Plan. Mr. Momtazee disclaims beneficial ownership of the shares described in Notes (3) and (4) above.

(20)

Includes 17,500 shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009, 10,003 shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Compensation Plan, and the shares described in Note (7) above. Mr. O’Keefe disclaims beneficial ownership of the shares described in Note (7) above.

(21)

Includes 38,203 shares Mr. Sebulsky has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and 6,669 shares issuable to Mr. Sebulsky pursuant to our Directors Deferred Compensation Plan.

(22)

Includes 17,500 shares Dr. Tananbaum has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and the shares described in Note (8) above. Dr. Tananbaum disclaims beneficial ownership of the shares described in Note (8) above, except to the extent of his pecuniary interest therein.

(23)	Consists solely of shares issuable to Mr. Zilkha pursuant to our Directors Deferred Compensation Plan. Mr. Zilkha disclaims beneficial ownership of the shares described in Notes (3) and (4) above.

(24)

Includes 16,721,833 shares and warrants to purchase 1,116,789 shares held by entities affiliated with certain of our directors, 1,033,225 shares that certain of our executive officers and directors have the right to acquire within 60 days of April 3, 2009 through the exercise of options, and 42,688 shares issuable to our directors under our Directors Deferred Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for Review of Related Party Transactions

In 2007, Jazz Pharmaceuticals adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our Audit Committee (or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our General Counsel deems reasonably necessary from each director, executive officer and (to the extent feasible) significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our General Counsel, or, if the employee is an executive officer, to our Board of Directors. In considering related-person transactions, our Audit Committee (or other independent body of our Board of Directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to Jazz Pharmaceuticals, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, our Audit Committee (or other independent body of our Board of Directors) must consider, in light of known circumstances, whether the transaction is, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee (or other independent body of our Board of Directors) determines in the good faith exercise of its discretion. Except as noted below, all of the transactions described below were entered into prior to the adoption of the policy and were approved by our Board of Directors.

Certain Transactions With or Involving Related Persons

Senior Secured Notes

In June 2005, Orphan Medical, Inc., or Orphan Medical, a wholly-owned subsidiary of Jazz Pharmaceuticals, issued senior secured notes in the aggregate principal amount of $80.0 million with interest payable on the Orphan Notes at the rate of 15% per year, payable quarterly in arrears. We guaranteed the obligations of Orphan Medical to repay the Orphan Notes pursuant to a senior secured note and warrant purchase agreement we entered into with the purchasers of the Orphan Notes, and also issued warrants to purchase an aggregate of 785,728 shares of common stock having an exercise price of $20.36 per share. KKR Financial Holdings III, LLC, or KFN, an entity affiliated with Kohlberg Kravis Roberts & Co. L.P., and LB I Group, Inc., an entity affiliated with Lehman Brothers Holdings Inc., both of which were significant stockholders during 2008, purchased $25.0 million and $31.0 million principal amount of Orphan Notes, respectively, and warrants to purchase 245,540 and 304,469 shares of our common stock, respectively. With respect to KKR Financial Holdings III, LLC, the $25.0 million principal amount held during 2007 represented the largest aggregate amount of principal balance outstanding to date. In March 2008, KFN sold $17.9 million in principal amount of notes and warrants to purchase 70,156 shares of common stock to LB I Group. For the period from January 1, 2007 to March 31, 2008, total interest payments under the Orphan Notes were $10.4 million, of which $4.0 million and $6.4 million was paid to KFN and LB I Group, respectively.

In March 2008, JPI Commercial, LLC, or JPIC, a wholly-owned subsidiary of Jazz Pharmaceuticals, issued senior secured notes in the aggregate principal amount of $120.0 million with interest payable on the JPIC Notes at the rate of 15% per year, payable quarterly in arrears commencing June 30, 2008. We guaranteed the obligations of JPIC to repay the JPIC Notes pursuant to a senior secured note and warrant purchase agreement we entered into with the purchasers of the JPIC Notes. Of the $120.0 million in principal amount of JPIC Notes issued in March 2008, $80.0 million in principal amount of JPIC Notes were issued in exchange for the same principal amount of Orphan Notes and in connection therewith, the Orphan Notes were retired. With respect to KFN, KFN was issued $7.1 million in principal amount of JPIC Notes in exchanges for its Orphan Notes. LB I Group was issued $56.0 million in principal amount of JPIC Notes in exchanges for its Orphan Notes, and also purchased $33.5 million in principal amount of additional JPIC Notes. In connection with the purchase of additional JPIC Notes, LB I Group was issued a warrant to purchase 470,836 shares of our common stock having an exercise price of $14.23 per share. Together, the $89.5 million in aggregate principal amount of JPIC Notes issued to LB I Group represented the largest aggregate amount of principal balance outstanding to date held by LB I Group. In August 2008, JPIC paid certain holders of the senior secured notes $504,000 aggregate principal amount plus accrued interest as their pro rata share of the proceeds from the JPIC’s sale of its rights to Antizol and Antizol-Vet and the principal amount was reduced accordingly. Under the terms of the agreement with the senior secured note holders, JPIC is obligated to pay the holders of the senior secured notes the proceeds from any future sale of the JPIC’s rights to Xyrem, Luvox CR and JZP-6, if the holders so elect. Other than with respect to the August 2008 payment and the retiring of the Orphan Notes in March 2008, no principal payments have been made on either the Orphan Notes or the JPIC Notes. For the period from January 1, 2008 to March 31, 2009, total interest payments under the JPIC Notes and Orphan Notes were $12.2 million, of which $0.8 million and $9.0 million was paid to KFN and LB I Group, respectively. On December 31, 2008 and March 31, 2009 we did not make the interest payments that were due on each date with respect to the JPIC Notes, and in early January and again in early April we received a notice of default.

Although the issuance of the JPIC Notes and our entry into a senior secured note and warrant purchase agreement in connection therewith (and the issuance of warrants to purchase our common stock pursuant thereto) occurred after the adoption of our Related Party Transaction Policy, our Related Party Transaction Policy did not require that we obtain approval or ratification of this transaction by our Audit Committee (or other independent body of our Board of Directors) since at the time we entered into the transaction, LB I Group and each other of the purchasers of the new JPIC Notes were not “related persons” within the meaning of our Related Party Transaction Policy. Although KFN is affiliated with Kohlberg Kravis Roberts & Co. L.P., which is a “related person” within the meaning of our Related Party Transaction, KFN did not purchase any additional notes or warrants in the transaction, and KFN’s participation in the transaction was limited to exchanging its Orphan Note for the same principal amount of JPIC Notes. Our Board of Directors was, however, aware of KFN’s participation in the transaction when it approved the transaction.

Registered Direct Public Offering

In July 2008, we sold and issued to select investors 3,848,289 units with each unit consisting of (i) one share of our common stock, par value $0.0001 per share, and (ii) a warrant to purchase 0.45 of a share of Common Stock. In the aggregate, we issued 3,848,289 shares of our common stock and warrants to purchase up to 1,731,724 shares of our common stock pursuant to the terms of a placement agent agreement and the related subscription agreements. The warrants issued to each of the investors is exercisable for a period of six years from the date of issuance beginning six months after the date of issuance. The warrants are currently all exercisable. The warrants carry an exercise price of $7.37 per share, which is equal to 110% of the closing consolidated bid price of our common stock on July 15, 2008 as reported by NASDAQ. We raised net proceeds of $24.5 million from the sale of the units, after deducting the placement agents’ fees and other estimated offering expenses.

The investors in the registered direct public offering included select institutional investors as well as certain of our existing stockholders, including KKR JP, LLC, KKR JP III LLC, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P., Beecken Petty O’Keefe L.P., Prospect Venture Partners II, L.P., Prospect Associates II, L.P., Versant Venture Capital II, L.P., Versant Side Fund II, L.P., and Versant Affiliates Fund II-A, L.P. Certain members of our Board of Directors are affiliated and/or associated with such existing stockholders.

Our Board of Directors determined that our Related Party Transaction Policy and NASDAQ Rule 4350(h) required that we obtain approval or ratification of the sale of the units to related parties by our Audit Committee, or other independent body of our Board of Directors. The Board of Directors appointed a Special Review Committee to approve or ratify the sale of the units to related parties which did not include Messrs Albert, Michelson, Momtazee, Zilkha, Cressey, Colella and O’Keefe and Dr. Tananbaum who were affiliated and/or associated with certain of the investors in the offering. Upon review by the Special Review Committee of all of the facts and circumstances deemed relevant by and available to the Special Review Committee, the Special Review Committee approved the sale of the units to the related parties for purposes of satisfying the Related Party Transaction Rule and NASDAQ Rule 4350(h).

Indemnification Agreements

We have entered into indemnity agreements with each of our directors, executive officers, vice presidents and Chief Medical Officer and Principal Accounting Officer, that require us to indemnify such persons against any and all expenses (including attorneys’ fees), witness fees, judgments, fines, settlements and other amounts incurred (including expenses of a derivative action) in connection with any action, suit or proceeding or alternative dispute resolution mechanism, inquiry hearing or investigation, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, an officer or an employee of us or any of our affiliated enterprises, provided that such person’s conduct did not constitute a breach of his or her duty of loyalty to us or our stockholders, and was not an act or omission not in good faith or which involved intentional misconduct or a knowing violation of laws. The indemnity agreements also set forth certain procedures that will apply in the event of a claim for indemnification thereunder. We believe that these agreements are necessary to attract and retain qualified persons as officers, directors, the Chief Medical Officer and the Principal Accounting Officer of Jazz Pharmaceuticals. We also maintain directors’ and officers’ liability insurance which also covers our Chief Medical Officer and our Principal Accounting Officer.

Independence of Jazz Pharmaceuticals’ Board of Directors

As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with internal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Jazz Pharmaceuticals, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chief Executive Officer and Chairman, and Mr. Myers, our President, are not independent directors by virtue of their employment with Jazz Pharmaceuticals. The Board also determined that Dr. Saks, our former Chief Executive Officer, was not an independent director by virtue of his former employment with Jazz Pharmaceuticals. In addition, the Board determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee during 2008 was an independent director within the meaning of the applicable NASDAQ listing standards and SEC rules, except that, as noted above under “Item 10. Directors, Executive Officers and Corporate Governance—Certain Corporate Governance Matters—Audit Committee,” although our Board of Directors has determined that Mr. Momtazee meets the independence requirements of the NASDAQ listing standards with respect to members of boards of directors, our Board determined that Mr. Momtazee did not meet the heightened independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members, due to his affiliation with Kohlberg Kravis Roberts & Co. L.P., our largest stockholder.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2008 financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit and interim services for Jazz Pharmaceuticals. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to Jazz Pharmaceuticals for the fiscal years ended December 31, 2008 and 2007 by Ernst & Young LLP, Jazz Pharmaceuticals’ independent registered public accounting firm:

	Fiscal Year Ended
	2008	2007
Audit Fees	$970,948	$1,544,589
Audit-Related Fees	$70,000	$45,076
Tax Fees	$174,626	$110,424
All Other Fees	$1,500	$1,495

Total Fees	$1,217,074	$1,701,584

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the Securities and Exchange Commission and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Related to fiscal year ended December 31, 2008, fees of $134,000 were billed in connection with Registration Statements on Form S-3 and S-8 filings. Related to fiscal year ended December 31, 2007, fees of $957,925 were billed in connection with our Registration Statements on Form S-1 and Form S-8 filings in connection with our initial public offering.

Audit –Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the fiscal years ended December 31, 2008 and 2007, fees of $70,000 and $45,076, respectively, were billed in connection with accounting consultation services.

Tax Fees: Consists of fees for professional services for tax compliance, tax advice and tax planning. During the fiscal year ended December 31, 2008, fees of $78,750 were billed in connection with tax compliance services and fees of $95,876 were billed in connection with tax advice and planning services. During the fiscal year ended December 31, 2007, fees of $64,364 were billed in connection with tax compliance services and fees of $46,060 were billed in connection with tax advice and planning services.

All Other Fees: Consists of fees for products and services other than the services described above. Related to fiscal year ended December 31, 2008 and 2007, fees of $1,500 and $1,495, respectively, were billed in connection with access to Ernst & Young’s online accounting and tax research tool

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

In February 2007, the Audit Committee adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP, and has pre-approved all new services since that time. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2009:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2009.

2.	Index to Financial Statement Schedules:

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2009. All other schedules were omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

3.	Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 18, 2005, by and among the Registrant, Twist Merger Sub, Inc. and Orphan Medical, Inc.(6)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(12)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(13)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(12)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(12)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(12)

Exhibit Number	Description of Document

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(12)

4.5D	Form of Common Stock Warrant of the Registrant.(12)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(12)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(13)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

4.7	Form of Registered Direct Common Warrant.(15)

10.1+	Form of Indemnification Agreement between the Registrant and its officers and directors.(3)

10.2+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Bruce C. Cozadd.(6)

10.3+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Samuel R. Saks.(6)

10.4+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Robert M. Myers.(6)

10.5+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Matthew K. Fust.(6)

10.6+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Carol A. Gamble.(6)

10.7+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Janne L.T. Wissel.(6)

10.8+	Stock Purchase Agreement, dated as of September 24, 2004, by and between the Registrant and Alan Sebulsky.(6)

10.9+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.10+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.11+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.12+	Common Stock Purchase Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.13+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.14+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.15+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.16+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Robert M. Myers.(6)

10.17+	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated as of December 18, 2003, by and between the Registrant and Robert M. Myers.(6)

10.18+	Common Stock Purchase Agreement, dated as of January 9, 2004, by and between the Registrant and Robert M. Myers.(6)

Exhibit Number	Description of Document

10.19+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Matthew K. Fust.(6)

10.20+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Carol A. Gamble.(6)

10.21+	2003 Equity Incentive Plan, as amended.(3)

10.22+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan.(3)

10.23+	2007 Equity Incentive Plan.(3)

10.24+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan.(7)

10.25+	2007 Non-Employee Directors Stock Option Plan.(3)

10.26+	Form of Stock Option Agreement and Form of Option Grant Notice under the 2007 Non-Employee Directors Stock Option Plan.(3)

10.27+	2007 Employee Stock Purchase Plan.(3)

10.28+	Form of 2007 Employee Stock Purchase Plan Offering Document.(3)

10.29+	Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(6)

10.30†	Asset Purchase Agreement, dated as of October 4, 2004, by and among the Registrant, Glaxo Group Limited and SmithKline Beecham Corporation dba GlaxoSmithKline.(8)

10.31	Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of November 6, 1996, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.32	Amendment No. 1 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of February 7, 2005, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.33†	Amended and Restated Services Agreement, dated as of May 31, 2005, by and between Orphan Medical, Inc. and Express Scripts Specialty Distribution Services, Inc.(9)

10.34†	Consent and Addendum to Amended and Restated Master Services Agreement, dated as of June 1, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.35†	Addendum No. 2 to Amended and Restated Master Services Agreement, dated as of June 22, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.36†	Addendum No. 3 to Amended and Restated Master Services Agreement, dated as of August 17, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.41†	Amended and Restated Xyrem License and Distribution Agreement, dated as of June 30, 2006, by and between the Registrant and UCB Pharma Limited.(8)

10.42†	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(8)

10.43	Supply Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.44	Trademark License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.45	Assignment, Assumption and Consent, dated as of January 31, 2007, by and among the Registrant, Solvay Pharmaceuticals, Inc. and Elan Pharma International Limited.(9)

10.46†	License Agreement, dated as of December 22, 1997, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(8)

10.47†	Amendment to License Agreement, dated as of March 1, 1999, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(9)

Exhibit Number	Description of Document

10.48†	Letter Amendment No. 2 to License Agreement, dated April 13, 2000, by and between Solvay Pharmaceuticals, Inc and Elan Pharmaceutical Technologies.(9)

10.49†	Amendment Agreement No. 3 to License Agreement, dated as of November 7, 2006, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation plc.(8)

10.50†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(8)

10.51†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(9)

10.52	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(9)

10.53	Sublease Agreement, dated as of February 25, 2007, by and between Xerox Corporation and the Registrant.(9)

10.54	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(7)

10.55+	Directors Deferred Compensation Plan.(3)

10.56+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(18)

10.57A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(10)

10.57B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and the Registrant.(10)

10.57C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.(10)

10.57D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and the Registrant.(10)

10.58+	Amended Executive Change in Control and Severance Benefit Plan.(1)

10.59+	Form of Amendment to Employment Agreement, by and between the Registrant and each of Bruce Cozadd, Samuel Saks, M.D., Robert Myers, Matthew Fust, Carol Gamble and Janne Wissel.(1)

10.60+	Form of Letter, amending outstanding options granted under the Registrant’s 2003 Equity Incentive Plan.(1)

10.62+	Amendment No. 2 to Employment Agreement, effective on September 1, 2007, by and between the Registrant and Bruce C. Cozadd.(11)

10.63†	Addendum No. 4 to Amended and Restated Master Services Agreement, dated as of July 6, 2007, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(11)

10.64+	Form of Restricted Stock Unit Award under the Registrant’s 2007 Equity Incentive Plan.(11)

10.65+	Non-Employee Director Compensation Arrangements, as modified on December 18, 2007.(12)

10.66†	Amendment Number 4 to Development, License and Supply Agreement, dated as of October 26, 2007, by and between the Registrant and Elan Pharma International, Inc.(12)

10.67†	Addendum No. 5 to Amended and Restated Master Services Agreement, dated as of October 5, 2007, by and among the Registrant, Express Scripts Specialty Distribution Services, Inc. and Orphan Medical, Inc.(12)

10.68	Amendment No. 1 to Amended and Restated Xyrem License and Distribution Agreement, dated as of December 21, 2007, by and between the Registrant and UCB Pharma Limited.(12)

10.69†	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(12)

10.70	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

Exhibit Number	Description of Document

10.71+	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(14)

10.72+	2008 Executive Officer Compensation Arrangements.(14)

10.73+	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.(14)

10.74†	Master Services Agreement dated May 6, 2008, by and between the Registrant and CuraScript, Inc.(14)

10.75	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(16)

10.76	Antizol® Product Rights Acquisition Agreement, dated as of August 1, 2008, by and among the Registrant, JPI Commercial, LLC, Paladin Labs (Barbados) Inc., and Paladin Labs (USA) Inc.(17)

10.77†	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(18)

10.78	Amendment No. 3 to License Agreement, dated as of December 19, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.79	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.80+	Directors Deferred Compensation Plan, as amended.(20)

10.81+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(20)

10.82	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(20)

10.83	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(20)

10.84	Form of Registered Direct Subscription Agreement.(19)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.(20)

21.1	Subsidiaries of the Registrant.(20)

23.1	Consent of Independent Registered Public Accounting Firm.(20)

24.1	Power of Attorney (included in the signature page to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)*

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.

(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.

(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.

(10)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on July 18, 2007.

(11)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(12)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(13)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

(14)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.

(15)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(16)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.

(17)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 6, 2008.

(18)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(20)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Jazz Pharmaceuticals, Inc.
(Registrant)

Date: April 29, 2009	/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 18, 2005, by and among the Registrant, Twist Merger Sub, Inc. and Orphan Medical, Inc.(6)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(12)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(13)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(12)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(12)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(12)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(12)

4.5D	Form of Common Stock Warrant of the Registrant.(12)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(12)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(13)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

4.7	Form of Registered Direct Common Warrant.(15)

10.1+	Form of Indemnification Agreement between the Registrant and its officers and directors.(3)

10.2+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Bruce C. Cozadd.(6)

10.3+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Samuel R. Saks.(6)

10.4+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Robert M. Myers.(6)

10.5+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Matthew K. Fust.(6)

10.6+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Carol A. Gamble.(6)

10.7+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Janne L.T. Wissel.(6)

Exhibit Number	Description of Document

10.8+	Stock Purchase Agreement, dated as of September 24, 2004, by and between the Registrant and Alan Sebulsky.(6)

10.9+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.10+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.11+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.12+	Common Stock Purchase Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.13+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.14+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.15+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.16+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Robert M. Myers.(6)

10.17+	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated as of December 18, 2003, by and between the Registrant and Robert M. Myers.(6)

10.18+	Common Stock Purchase Agreement, dated as of January 9, 2004, by and between the Registrant and Robert M. Myers.(6)

10.19+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Matthew K. Fust.(6)

10.20+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Carol A. Gamble.(6)

10.21+	2003 Equity Incentive Plan, as amended.(3)

10.22+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan.(3)

10.23+	2007 Equity Incentive Plan.(3)

10.24+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan.(7)

10.25+	2007 Non-Employee Directors Stock Option Plan.(3)

10.26+	Form of Stock Option Agreement and Form of Option Grant Notice under the 2007 Non-Employee Directors Stock Option Plan.(3)

10.27+	2007 Employee Stock Purchase Plan.(3)

10.28+	Form of 2007 Employee Stock Purchase Plan Offering Document.(3)

10.29+	Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(6)

10.30†	Asset Purchase Agreement, dated as of October 4, 2004, by and among the Registrant, Glaxo Group Limited and SmithKline Beecham Corporation dba GlaxoSmithKline.(8)

Exhibit Number	Description of Document

10.31	Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of November 6, 1996, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.32	Amendment No. 1 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of February 7, 2005, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.33†	Amended and Restated Services Agreement, dated as of May 31, 2005, by and between Orphan Medical, Inc. and Express Scripts Specialty Distribution Services, Inc.(9)

10.34†	Consent and Addendum to Amended and Restated Master Services Agreement, dated as of June 1, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.35†	Addendum No. 2 to Amended and Restated Master Services Agreement, dated as of June 22, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.36†	Addendum No. 3 to Amended and Restated Master Services Agreement, dated as of August 17, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.41†	Amended and Restated Xyrem License and Distribution Agreement, dated as of June 30, 2006, by and between the Registrant and UCB Pharma Limited.(8)

10.42†	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(8)

10.43	Supply Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.44	Trademark License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.45	Assignment, Assumption and Consent, dated as of January 31, 2007, by and among the Registrant, Solvay Pharmaceuticals, Inc. and Elan Pharma International Limited.(9)

10.46†	License Agreement, dated as of December 22, 1997, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(8)

10.47†	Amendment to License Agreement, dated as of March 1, 1999, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(9)

10.48†	Letter Amendment No. 2 to License Agreement, dated April 13, 2000, by and between Solvay Pharmaceuticals, Inc and Elan Pharmaceutical Technologies.(9)

10.49†	Amendment Agreement No. 3 to License Agreement, dated as of November 7, 2006, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation plc.(8)

10.50†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(8)

10.51†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(9)

10.52	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(9)

10.53	Sublease Agreement, dated as of February 25, 2007, by and between Xerox Corporation and the Registrant.(9)

10.54	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(7)

10.55+	Directors Deferred Compensation Plan.(3)

10.56+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(18)

Exhibit Number	Description of Document

10.51†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(9)

10.52	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(9)

10.53	Sublease Agreement, dated as of February 25, 2007, by and between Xerox Corporation and the Registrant.(9)

10.54	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(7)

10.55+	Directors Deferred Compensation Plan.(3)

10.56+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(18)

10.57A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(10)

10.57B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and the Registrant.(10)

10.57C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.(10)

10.57D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and the Registrant.(10)

10.58+	Amended Executive Change in Control and Severance Benefit Plan.(1)

10.59+	Form of Amendment to Employment Agreement, by and between the Registrant and each of Bruce Cozadd, Samuel Saks, M.D., Robert Myers, Matthew Fust, Carol Gamble and Janne Wissel.(1)

10.60+	Form of Letter, amending outstanding options granted under the Registrant’s 2003 Equity Incentive Plan.(1)

10.62+	Amendment No. 2 to Employment Agreement, effective on September 1, 2007, by and between the Registrant and Bruce C. Cozadd.(11)

10.63†	Addendum No. 4 to Amended and Restated Master Services Agreement, dated as of July 6, 2007, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(11)

10.64+	Form of Restricted Stock Unit Award under the Registrant’s 2007 Equity Incentive Plan.(11)

10.65+	Non-Employee Director Compensation Arrangements, as modified on December 18, 2007.(12)

10.66†	Amendment Number 4 to Development, License and Supply Agreement, dated as of October 26, 2007, by and between the Registrant and Elan Pharma International, Inc.(12)

10.67†	Addendum No. 5 to Amended and Restated Master Services Agreement, dated as of October 5, 2007, by and among the Registrant, Express Scripts Specialty Distribution Services, Inc. and Orphan Medical, Inc.(12)

10.68	Amendment No. 1 to Amended and Restated Xyrem License and Distribution Agreement, dated as of December 21, 2007, by and between the Registrant and UCB Pharma Limited.(12)

10.69†	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(12)

10.70	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

10.71+	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(14)

10.72+	2008 Executive Officer Compensation Arrangements.(14)

Exhibit Number	Description of Document

10.73+	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.(14)

10.74†	Master Services Agreement dated May 6, 2008, by and between the Registrant and CuraScript, Inc.(14)

10.75	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(16)

10.76	Antizol® Product Rights Acquisition Agreement, dated as of August 1, 2008, by and among the Registrant, JPI Commercial, LLC, Paladin Labs (Barbados) Inc., and Paladin Labs (USA) Inc.(17)

10.77†	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(18)

10.78	Amendment No. 3 to License Agreement, dated as of December 19, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.79	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.80+	Directors Deferred Compensation Plan, as amended.(20)

10.81+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(20)

10.82	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(20)

10.83	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(20)

10.84	Form of Registered Direct Subscription Agreement.(19)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.(20)

21.1	Subsidiaries of the Registrant.(20)

23.1	Consent of Independent Registered Public Accounting Firm.(20)

24.1	Power of Attorney (included in the signature page to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)*

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.

(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.

(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.

(10)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on July 18, 2007.

(11)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(12)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(13)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

(14)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.

(15)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(16)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.

(17)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 6, 2008.

(18)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(20)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.