Form 10-Q
period 2009-03-31
JAZZ PHARMACEUTICALS INC
filed 2009-05-07
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2009, 28,925,352 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

In this report, “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: Xyrem® (sodium oxybate) oral solution; Luvox CR® (fluvoxamine maleate) Extended-Release Capsules; Luvox® (fluvoxamine). This report also includes other trademarks, service marks, and trade names of other companies.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,015	$24,903
Restricted cash	775	1,913
Marketable securities	—	1,004
Accounts receivable, net of allowances of $296 and $176 at March 31, 2009 and December 31, 2008, respectively	7,012	6,643
Inventories	4,430	4,788
Prepaid expenses	2,206	2,366
Other current assets	2,106	2,382

Total current assets	33,544	43,999
Property and equipment, net	2,140	2,514
Intangible assets, net	35,794	32,526
Goodwill	38,213	38,213
Other long-term assets	246	246

Total assets	$109,937	$117,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,554	$5,736
Accrued liabilities	21,401	19,024
Line of credit	—	3,875
Senior secured notes (including $99,928 and $95,548 pertaining to related parties at March 31, 2009 and December 31, 2008, respectively)	123,970	118,534
Purchased product rights liability	6,000	14,000
Deferred revenue	12,605	12,322

Total current liabilities	168,530	173,491
Purchased product rights liability, noncurrent	12,000	—
Deferred revenue, noncurrent	11,045	11,330
Liability under government settlement	10,658	13,063
Commitments and contingencies (Note 12)
Common stock subject to repurchase	—	12,492
Stockholders’ deficit:
Common stock	3	3
Additional paid-in capital	421,497	407,923
Accumulated other comprehensive income	—	4
Accumulated deficit	(513,796)	(500,808)

Total stockholders’ deficit	(92,296)	(92,878)

Total liabilities and stockholders’ deficit	$109,937	$117,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product sales, net	$21,319	$13,984
Royalties, net	472	365
Contract revenues	285	285

Total revenues	22,076	14,634
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	1,943	2,298
Research and development	11,408	21,243
Selling, general and administrative	14,216	32,780
Amortization of intangible assets	1,732	2,121

Total operating expenses	29,299	58,442

Loss from operations	(7,223)	(43,808)
Interest income	21	897
Interest expense (including $4,525 and $2,825 for the three months ended March 31, 2009 and 2008, respectively, pertaining to related parties)	(5,794)	(3,787)
Other income (expense)	8	(12)

Net loss	$(12,988)	$(46,710)

Net loss per share, basic and diluted	$(0.45)	$(1.97)

Weighted-average common shares used in computing net loss per share, basic and diluted	28,925	23,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(12,988)	$(46,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	370	524
Amortization of intangible assets	1,732	2,121
Loss on disposal of property and equipment	9	—
Non-cash interest expense	535	330
Stock-based compensation expense	1,082	2,227
Changes in assets and liabilities:
Accounts receivable	(369)	79
Inventories	358	10
Prepaid expenses and other current assets	259	(951)
Other assets	(4)	(232)
Accounts payable	(1,182)	6,059
Accrued liabilities	(90)	428
Accrued unpaid interest for senior secured notes	5,078	—
Deferred revenue	(2)	(285)
Provision for government settlement	62	(1,770)

Net cash used in operating activities	(5,150)	(38,170)
Investing activities
Purchases of property and equipment	(5)	(458)
Purchase of product rights	(1,000)	(10,000)
Decrease in restricted cash and investments	1,138	11,941
Transfer of restricted cash to marketable securities	—	(4,410)
Proceeds from maturities of marketable securities	1,004	—

Net cash provided by (used in) investing activities	1,137	(2,927)
Financing activities
Proceeds from exercise of stock options	—	2
Repayment under line of credit	(3,875)	(279)
Proceeds from sale of senior secured notes and warrants, net of issuance costs	—	39,200

Net cash (used in) provided by financing activities	(3,875)	38,923

Net decrease in cash and cash equivalents	(7,888)	(2,174)
Cash and cash equivalents, at beginning of period	24,903	102,945

Cash and cash equivalents, at end of period	$17,015	$100,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. Certain amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2008 have been reclassified to conform to the presentation for the three months ended March 31, 2009. The reclassified amounts reflect the combining of the current and non current portions of the government settlement provision. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year. The consolidated financial statements include the accounts of Jazz Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Orphan Medical, LLC, or Orphan Medical, and JPI Commercial, LLC, or JPIC, after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

We have incurred significant losses from operations since our inception and as of March 31, 2009, we had cash and cash equivalents of $17.0 million.

In late 2007 and early 2008, we incurred significant expenses in preparation for the launch of Luvox CR. Sales of Luvox CR have not approached the levels that we had anticipated prior to our commercial launch. As a result, our net cash inflows have not been sufficient to support the operation of our business as we had planned.

In March 2008, JPIC sold $40.0 million aggregate principal amount of senior secured notes pursuant to a new debt arrangement. In addition, in March 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical that bore interest at 15% per annum, due on June 24, 2011 were exchanged for the same principal amount of new senior secured notes issued by JPIC pursuant to the debt arrangement described above. We did not make the quarterly interest payments of $4.5 million and $5.1 million that were due on December 31, 2008 and March 31, 2009, respectively, to the holders of our $119.5 million principal amount of senior secured notes, or the Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes and permits the holders of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. As a result of these defaults, we could be required to prepay some or all of the Senior Notes, including a prepayment premium, and interest is due at an annual default rate of 17%. Accordingly, the Senior Notes and accrued but unpaid interest are now included in current liabilities. The agreement covering the Senior Notes provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes for as long as our annualized net product sales are less than $100.0 million. We did not meet the net sales test for the three months ended March 31, 2009 and we do not have sufficient cash to maintain the required restricted cash balance and continue to operate our business. We are currently unable to borrow under our line of credit due to the events of default on the Senior Notes.

In an effort to reduce the net cash used in operations, we implemented three reductions in force during 2008, focused our development efforts on JZP-6 and slowed development work on most of our other projects. We are continuing to review our operations in order to identify additional measures to further reduce spending. In February 2009, we amended our agreement with Solvay Pharmaceuticals, Inc., or Solvay, from which we licensed Luvox CR, to eliminate our obligation to make royalty payments on net sales of Luvox CR and to extend the time frame in which other obligations are due. We also entered into arrangements with various government entities to postpone until October 2009 criminal and civil payments (totaling $2.5 million) that otherwise would have been due in January 2009.

In light of the circumstances described above, we are seeking a number of financing and strategic alternatives with respect to all aspects of our business and we are in discussions with the holders of the Senior Notes with respect to our defaults and the status of the Senior Notes.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses, by, among other things, curtailing significantly or delaying or eliminating part or all of our development programs including JZP-6 and/or scaling back our commercial operations, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code. We may also be required to license to third parties products and product candidates that we would prefer to develop and commercialize ourselves or to sell the rights to one or more commercial products to third parties in either case on terms that may not be advantageous to us.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the three months ended March 31, 2009 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Concentration of Credit Risks

We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, we have not experienced significant credit losses on our accounts receivable. Our five largest customers accounted for an aggregate of approximately 98% and 97% of gross accounts receivable as of March 31, 2009 and December 31, 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, intangible assets, inventory reserves, accrued expenses, and stock-based compensation. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenues from sales of Xyrem within the United States are recognized upon transfer of title, which occurs when our specialty pharmaceutical distributor, Express Scripts Specialty Distribution Services, Inc., or Express Scripts, removes product from our consigned inventory location at our facility for shipment to a patient. Prior to the sale of our rights to Antizol® (fomepizole) and Antizol-Vet® in August 2008, Antizol and Antizol-Vet were shipped to our wholesaler customers in the U.S. with free on board destination shipping terms, and we recognized revenues when delivery occurred. All of our international sales have customer acceptance clauses and therefore we recognize revenues when we are notified of acceptance or when the time to inspect and reject a shipment has lapsed.

Luvox CR was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of obsessive compulsive disorder and social anxiety disorder and we shipped initial stocking orders to our wholesaler customers in the first quarter of 2008. Luvox CR is subject to rights of return six months prior to and up to twelve months after product expiration. We are not able to reliably estimate expected returns of Luvox CR at the time of shipment and therefore we have recognized revenue when units were dispensed through prescriptions at which point, we believe, the product is not subject to return. In order to estimate units dispensed, we purchase dispensing data which we believe to be accurate and reliable and not subject to material adjustments from an independent prescription tracking service. We recorded revenue of $3.6 million for the three months ended March 31, 2009, related to Luvox CR, net of estimated wholesaler fees, discounts, chargebacks and rebates. As of March 31, 2009 we recorded a deferred revenue liability related to shipments of Luvox CR of $1.2 million which represents amounts paid by wholesaler customers in excess of revenue recognized, net of estimated wholesaler fees, discounts, chargebacks and certain rebates.

During the three months ended March 31, 2009, as a result of a final rule issued by the Department of Defense, we recorded as a reduction of revenues a reserve of $670,000 for potential rebates due for drugs sold by retail pharmacies to TRICARE beneficiaries on or after January 28, 2008. Of the total amount recorded, $477,000 and $193,000 relate to net product sales during 2008 and the three months ended March 31, 2009, respectively.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(12,988)	$(46,710)

Denominator:
Weighted-average common shares outstanding	28,925	24,622
Less: weighted-average common shares outstanding subject to repurchase	—	(879)

Weighted-average common shares used in computing net loss per share, basic and diluted	28,925	23,743

Net loss per share, basic and diluted	$(0.45)	$(1.97)

The following table represents the weighted-average shares of our common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Warrants to purchase common stock (as if exercised)	3,300	1,348
Options to purchase common stock	5,186	3,400
Common stock subject to repurchase	—	879
Common stock issuable under directors deferred compensation plan	43	19
Restricted stock units	48	—

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or FAS, No. 141(R), Business Combinations, or FAS 141(R), and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or FAS 160. FAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 141(R) and FAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Our adoption of FAS 141(R) and FAS 160 was effective on January 1, 2009 and had no impact on our consolidated results of operations and financial position since we have not undertaken a business combination.

In December 2007, the FASB ratified Emerging Issues Task Force, or EITF, 07-1, Accounting for Collaborative Agreements, or EITF 07-1. EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, which includes arrangements entered into regarding development and commercialization of products. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaborative relationship. Our adoption of EITF 07-1 was effective on January 1, 2009 and had no impact on our consolidated results of operations and financial position since we were not participants in a collaborative agreement within the scope of EITF 07-01.

In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2, which delays the effective date of FAS No. 157, Fair Value Measurements, or FAS 157, for one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of FSP FAS 157-2 was effective on January 1, 2009 and had no impact on our consolidated results of operations and financial position.

In June 2008, the FASB ratified EITF consensus No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of EITF 07-5 was effective on January 1, 2009 and had no impact on our consolidated results of operations and financial position.

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1, which amends and clarifies FAS 141(R) to address application issues raised by preparers of financial statements, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of FSP FAS 141(R)-1 had no impact on our consolidated results of operations and financial position since we have not undertaken a business combination.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB 28-1, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28 Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the effect that our adoption of FSP FAS 107-1 and APB 28-1 will have on our results of operations and financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the effect that our adoption of FSP FAS 115-2 and FAS 124-2 will have on our results of operations and financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly (i.e. distressed or forced). FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the effect that our adoption of FSP FAS 157-4 will have on our results of operations and financial position.

2.	Inventories

The components of inventories were as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$2,526	$2,175
Work in process	59	156
Finished goods (1)	1,845	2,457

Total inventories	$4,430	$4,788

(1)	Includes, at March 31, 2009 and at December 31, 2008, deferred cost of sales of $702,000 and $495,000, respectively, for which the related revenue has been deferred.

3.	Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at March 31, 2009 and December 31, 2008. The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem	$39,700	$15,713	$23,987	$39,700	$14,670	$25,030
Developed technology - Luvox CR	9,700	426	9,274	4,700	—	4,700
Agreements not to compete	3,900	2,938	962	3,900	2,743	1,157
Trademarks	2,600	1,029	1,571	2,600	961	1,639

Total	$55,900	$20,106	$35,794	$50,900	$18,374	$32,526

During the three months ended March 31, 2009, we recorded an increase of $5.0 million in the value of the intangible asset related to Luvox CR developed technology which will be amortized over 4.7 years, the remaining estimated useful life of the Luvox CR developed technology. See Note 9 for additional information regarding the increase in the intangible asset.

Future amortization costs per year for our existing intangible assets other than goodwill as of March 31, 2009 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2009 (remaining portion)	$5,464
2010	6,883
2011	6,506
2012	6,506
2013	5,991

4.	Fair Value Measurement

The following tables summarize, by major security type, our financial assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2009
	Cash	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Cash	$6,188	$—	$—	$6,188
Money market funds	—	11,602	—	11,602

Total	$6,188	$11,602	$—	$17,790

Amounts classified as cash and cash equivalents				$17,015
Amounts classified as restricted cash				775

Total				$17,790

	December 31, 2008
	Cash	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Cash	$1,161	$—	$—	$1,161
Obligations of U.S. government agencies	—	—	1,004	1,004
Money market funds	—	25,655	—	25,655

Total	$1,161	$25,655	$1,004	$27,820

Amounts classified as cash and cash equivalents				$24,903
Amounts classified as restricted cash				1,913
Amounts classified as marketable securities				1,004

Total				$27,820

5.	Debt Obligations

Senior Secured Notes and Warrants

We did not make the quarterly interest payments of $5.1 million and $4.5 million that were due on March 31, 2009 and December 31, 2008, respectively, to the holders of the $119.5 million principal amount of Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes and permits LB I Group Inc., a related party, as the holder of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. In both January and April 2009, we received notices of default from LB I Group Inc. but to date we have not received a notice of acceleration. As a result of the events of default, interest on the Senior Notes accrues on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009. Interest will continue to accrue at this higher rate until all defaults are cured. If we were to receive a notice of acceleration, we would immediately owe the holders of Senior Notes the principal amount on the notes, a prepayment premium and accrued but unpaid interest. We do not have sufficient cash to repay these amounts.

As of March 31, 2009, the carrying amount of the Senior Notes, which includes accrued but unpaid interest of $9.6 million, is classified as a current liability and the related debt issuance costs of $2.0 million are reported in other current assets.

As a result of the defaults under the terms of the agreement with the holders of the Senior Notes, we could be required to prepay some or all of the Senior Notes, including a prepayment premium. The agreement covering the Senior Notes provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes for as long as our annualized net product sales are less than $100.0 million. We did not meet the net sales test for the three months ended March 31, 2009 and we do not have sufficient cash to maintain the required restricted cash balance and continue to operate our business.

6.	Common Stock

Common Stock Subject to Repurchase

In February 2004, each of our then executive officers entered into an employment agreement with us which permitted the executive officer or the officer’s estate to require us to repurchase vested shares at fair market value upon termination of the executive officer’s employment due to death or disability. The fair value of vested shares held by our executive officers as of the date of such agreements or Agreement Date Fair Value, was recorded as common stock subject to repurchase and following the date of such agreements, the Agreement Date Fair Value of shares held by our executive officers was recorded as common stock subject to repurchase as such shares vested. In February 2009, the remaining employment agreements expired and as a result, we reclassified the balance of $12.5 million from common stock subject to repurchase to additional paid-in capital.

7.	Comprehensive Loss

Comprehensive loss includes net loss and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. The difference between comprehensive loss and net loss during both the three months ended March 31, 2009 and 2008 represented the change in unrealized gains/losses on available-for-sale securities and was not material.

8.	Segment Information

We have determined that we operate in one business segment, which is the development and commercialization of pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended March 31,
	2009	2008
Xyrem	$17,719	$11,341
Luvox CR	3,600	—
Antizol and Antizol-Vet (1)	—	2,643

Total	$21,319	$13,984

(1)	We sold our rights to Antizol and Antizol-Vet in August 2008.

The following table presents a summary of total revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$21,321	$13,593
Europe	750	645
All other	5	396

Total	$22,076	$14,634

We received 80% and 78% of our total revenues from Express Scripts, a significant customer, in the three months ended March 31, 2009 and 2008, respectively.

9.	In-Licensing Agreements

In February 2009, we amended our product license agreement with Solvay relating to the rights to market Luvox CR and Luvox in the U.S. such that the existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR, which was subsequently met in April 2009, and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $1.0 million was paid in March 2009, and $5.0 million is payable during the remainder of 2009 ($1.0 million is due in June 2009 and $2.0 million is due in each of September and December 2009), $4.0 million is payable in 2010, $4.5 million is payable in 2011 and $5.0 million is payable in 2012. If we pay these amounts when due, the payment due in 2012 will decrease to $4.5 million. In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR reach a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. As a result of the amendment, we recorded a $5.0 million liability and a corresponding increase in intangible assets for our continuing right to market Luvox CR and Luvox in the U.S. Under the amendment, future cash payments are equal to the carrying value of our obligation and as a result, we did not recognize a gain and we did not record any expense related to the amended agreement. As of March 31, 2009, $6.0 million of the remaining amount due under the amended agreement, which includes $1.0 million due in March 2010, was reported as a current liability and $12.0 million was reported as a noncurrent liability.

10.	Stock-Based Compensation

We account for employee stock-based compensation in accordance with FAS No. 123(R), Share-Based Payment, or FAS 123R, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Employee stock-based compensation expense recognized in each of the three months ended March 31, 2009 and 2008 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized under FAS 123R related to stock options, restricted stock units, phantom shares and awards under our employee stock purchase plan was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Selling, general and administrative	$732	$1,637
Research and development	314	547
Cost of product sales	36	43

Total stock-based compensation expense	$1,082	$2,227

Employee stock-based compensation expenses of $31,000 as of March 31, 2009 and December 31, 2008, respectively, were capitalized as a component of inventories and included in the condensed consolidated balance sheets.

Stock Options

During the three months ended March 31, 2009, we granted options to purchase 2,453,350 shares of common stock. The weighted-average grant date fair values per share of the options granted during the three months ended March 31, 2009 and 2008 were $0.95 and $7.58, respectively. The fair values of these stock option grants were estimated at the grant dates using the Black–Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2009	2008
Weighted-average volatility	92%	59%
Weighted-average expected term (years)	6.1	6.1
Range of risk-free rates	1.8-2.3%	2.7-3.3%
Expected dividend yield	0.0%	0.0%

11.	Restructuring Expense

As part of a strategic decision to focus on our commercial products, JZP-6, our late-stage product candidate, and lower operating expenses, we recorded separate restructuring charges in 2008 totaling $3.5 million of which $708,000 was recorded as part of research and development expense and the remainder included in selling, general and administrative expense. We expect to settle the remaining accrual of $115,000 by June 30, 2009.

The following table represents adjustments made in the three months ended March 31, 2009 to our restructuring charges incurred (in thousands):

	Employee Expenses (1)	Auto Lease Expenses (2)	Facility Expenses (3)	Total
Cumulative amount incurred as of December 31, 2008	$2,139	$374	$950	$3,463
Adjustment to charges incurred in prior periods	(75)	(57)	—	(132)

Cumulative amount incurred as of March 31, 2009	$2,064	$317	$950	$3,331

The following table represents activity in our restructuring accrual during the three months ended March 31, 2009 (in thousands):

	Employee Expenses (1)	Auto Lease Expenses (2)	Facility Expenses (3)	Total
Balance as of December 31, 2008	$979	$374	$120	$1,473
Cash payments made during the three months ended March 31, 2009	(885)	(271)	(70)	(1,226)
Adjustment to charges incurred in prior periods	(75)	(57)	—	(132)

Balance as of March 31, 2009	$19	$46	$50	$115

(1)	Includes employee severance, health insurance premium and outplacement assistance expenses.

(2)	Includes auto lease termination expenses.

(3)	Includes excess facilities, property and equipment expenses.

12.	Commitments and Contingencies

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification, including indemnification associated with product liability or infringement of intellectual property rights. Our exposure under these agreements is unknown because it involves future claims that may be made against us that have not yet been made. To date, we have not paid any claims or been required to defend any action related to these indemnification obligations except as disclosed in our prior public filings.

We have agreed to indemnify our directors, executive officers, vice presidents, Chief Medical Officer and Principal Accounting Officer for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe that the fair value of these indemnification obligations is not material. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2009 and December 31, 2008. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We currently have no ongoing litigation and are not aware of any claims that could lead to litigation that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As discussed in Note 1 to the condensed consolidated financial statements, our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business and we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing innovative products to meet unmet medical needs in neurology and psychiatry. Our goal is to build a broad portfolio of products through a combination of internal development, acquisition and in-licensing activities, and to utilize our specialty sales force to promote our products in our target markets. We apply novel formulations and drug delivery technologies to known drug compounds, and to compounds with the same mechanism of action or similar chemical structure as marketed products, to improve patient care by, among other things, improving efficacy, reducing adverse side effects or increasing patient compliance relative to existing therapies. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes two marketed products, one product candidate in late Phase III clinical trials and several product candidates in various stages of clinical development.

Our marketed products and late-stage product candidate are:

•

Xyrem (sodium oxybate) oral solution. Xyrem is the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both excessive daytime sleepiness and cataplexy in patients with narcolepsy. Narcolepsy is a chronic neurologic disorder caused by the brain’s inability to regulate sleep-wake cycles. According to the National Institutes of Health, 150,000 or more individuals in the U.S. are affected by narcolepsy. We promote Xyrem in the U.S. for its FDA-approved indications to sleep specialists, neurologists, pulmonologists and psychiatrists through our specialty sales force. We have significantly increased U.S. sales of Xyrem since acquiring the rights to Xyrem in June 2005. We have licensed the rights to commercialize Xyrem in 54 countries outside of the U.S. to UCB Pharma Limited, or UCB, and in Canada to Valeant Canada Limited, or Valeant. UCB currently markets Xyrem in 13 countries.

•

Luvox CR (fluvoxamine maleate) Extended-Release Capsules. Once-Daily Luvox CR was approved by the FDA for the treatment of both obsessive compulsive disorder and social anxiety disorder on February 28, 2008. We shipped initial stocking orders of Luvox CR to our wholesaler customers in March 2008 and began promoting the product through our specialty sales force in April 2008. Luvox CR is a once-daily extended-release formulation of fluvoxamine, a selective serotonin reuptake inhibitor, or SSRI. SSRIs are used in the treatment of depression, anxiety disorders and some personality disorders. According to the National Institute of Mental Health, obsessive compulsive disorder and social anxiety disorder affect approximately 2.2 million and 15 million adults in the U.S., respectively. Luvox CR was developed by Solvay Pharmaceuticals, Inc., or Solvay, in collaboration with Elan Pharma International Limited, or Elan. We obtained the exclusive rights to market and distribute Luvox CR in the U.S. from Solvay in January 2007. Solvay retained the rights to market and distribute Luvox CR outside of the U.S.

•

JZP-6 (sodium oxybate). We are developing sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. According to the American College of Rheumatology, between two and four percent of the U.S. population suffers from fibromyalgia. The product is currently in Phase III clinical trials; the program includes two Phase III pivotal clinical trials and a long term safety trial. In November 2008, we announced positive preliminary top-line results from the first of the two Phase III pivotal clinical trials. The randomized, double-blind, placebo-controlled study achieved its primary endpoints, demonstrating that JZP-6 significantly decreased pain and fatigue, and improved daily function, in patients with fibromyalgia. We expect preliminary data from the second Phase III pivotal clinical trial, for which patient dosing has been completed, in mid-2009. Subject to successful completion of the remaining Phase III pivotal clinical trial, we plan to submit a new drug application, or NDA, for JZP-6 in the fourth quarter of 2009. If our NDA is approved by the FDA, we expect to market JZP-6 in the U.S. to specialists who treat fibromyalgia patients, through an expanded specialty sales force and/or in partnerships with third parties. We have granted UCB the commercialization rights to JZP-6 in 54 countries outside of the U.S.

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

In late 2007 and early 2008, we incurred significant expenses in preparation for the launch of Luvox CR. Sales of Luvox CR have not approached the levels that we had anticipated prior to our commercial launch. As a result, our net cash inflows have not been sufficient to support the operation of our business as we had planned and we have undertaken efforts to significantly reduce our operating expenses. We did not make quarterly interest payments of $4.5 million and $5.1 million that were due on December 31, 2008 and March 31, 2009, respectively, to the holders of our $119.5 million principal amount of senior secured notes, or the Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes and permits the holders of more than 50% of the principal amount outstanding to accelerate payment of the Senior Notes. As a result of the default, under the terms of the Senior Notes, we could be required to prepay some or all of the Senior Notes, including a prepayment premium, and interest is due at an annual default rate of 17%.

We are currently operating the company in a manner that we believe maximizes the value of our business for our creditors and stockholders by focusing on selling and marketing Xyrem and Luvox CR, continuing our JZP-6 clinical program, with respect to which we expect to obtain the preliminary results of a second Phase III pivotal clinical trial in mid-2009, and looking for additional ways to reduce our operating expenses. We are also seeking to raise additional funds. If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly, delaying or eliminating part or all of our development programs, including JZP-6, and/or scaling back our commercial operations, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

As of March 31, 2009, we had cash and cash equivalents of $17.0 million. While we believe that our current cash resources, together with anticipated revenues from product sales, would be sufficient to fund our operations, they are not sufficient to fund both our operations and payment of interest or repayment of principal on the Senior Notes. In addition, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources, and our need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR, as well as other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the headings “Our operations have resulted in negative cash flows, we are seeking to raise additional funds to fund our operating expenses and debt obligations as soon as possible, which could cause us to have to accept terms that are harmful to our business, dilutive to our stockholders or otherwise disadvantageous to our existing stockholders, and if we are unable to secure additional funding, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects” and “We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources which could increase the extent of any future losses.”

Our sales of Luvox CR were $3.1 million for the three months ended December 31, 2008 and $3.6 million for the three months ended March 31, 2009, and we expect to see continued growth in sales of Luvox CR in 2009. In early 2009, we renegotiated the payments that we owe to Solvay under the license agreement, as a result of which $1.0 million was paid in March 2009, $5.0 million is payable to Solvay during the remainder of 2009 and $13.0 million is payable between 2010 and 2012. We also have a commitment, in connection with the FDA’s approval of Luvox CR, to conduct two Phase IV clinical trials of the product. We continue to monitor our sales of Luvox CR and our expenses to manufacture, market, sell and support the product, but the product may not become profitable within a commercially reasonable period, or at all. If necessary, we will decrease our efforts in support of the product.

We are currently seeking a number of financing and strategic alternatives and are in discussions with the holders of the Senior Notes, including in particular LB I Group Inc., an affiliate of Lehman Brothers Holdings, Inc., which holds approximately 75% of the principal amount of the Senior Notes, with respect to our March 31, 2009 and December 31, 2008 payment defaults and the status of the Senior Notes. There can be no assurance that we can reach such resolution, obtain sufficient financing or enter into other transactions to satisfy our Senior Note obligations in a timely manner, or at all. At any time, LB I Group, Inc., as the holder of 75% of the principal amount of the Senior Notes, can accelerate our obligations under the Senior Notes and require payment of the full principal amount of the Senior Notes, plus interest and a prepayment premium. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Senior Notes, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the Senior Notes in full. The holders of the Senior Notes have a first priority security interest in all of our assets other than our inventory and accounts receivable and, in the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the Senior Notes could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code.

In the event that we were to seek protection under the provisions of the U.S. Bankruptcy Code, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we were required to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to our secured and unsecured creditors, including the holders of the Senior Notes, before any funds would be available to pay our stockholders, and it is uncertain if there would be any amounts available for our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

In light of the circumstances described above, we are seeking to raise funds or consummate a strategic transaction as soon as possible. We may seek to do so through public or private debt or equity financings, collaborations, partnering arrangements, development financings or a corporate transaction with a third party. It is likely that the consent of the holders of the Senior Notes would be required for some of these transactions. We cannot assure you that the holders of the Senior Notes would consent to any transactions that we might propose. Because the holders of the Senior Notes currently have a first priority security interest in our assets, they may be unwilling to consent to any transaction that limits their rights or impacts the protection of their security interest. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If we raise funds through collaborations, partnering arrangements, development financings or a strategic transaction, we may be required to relinquish, on terms that are not favorable to us, rights to some or all of our products or product candidates that we would otherwise seek to develop or commercialize ourselves. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or commercialization of our products or product candidates. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

The financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. Our independent registered public accounting firm issued an opinion on our consolidated financial statements for the year ended December 31, 2008, that stated that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern.

Revenues

Product Sales, Net

The following is a summary of our product sales, net:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Xyrem	$17,719	$11,341
Luvox CR	3,600	—
Antizol and Antizol-Vet (1)	—	2,643

Total	$21,319	$13,984

(1)	We sold our rights to Antizol® (fomepizole) and Antizol-Vet® in August 2008.

Xyrem (sodium oxybate) oral solution. Revenues from sales of Xyrem primarily represent sales in the U.S. to Express Scripts. Revenues from international sales of Xyrem under our agreements with UCB and Valeant have not been material. The FDA has granted Xyrem orphan drug exclusivity in the U.S. for both excessive daytime sleepiness and cataplexy in patients with narcolepsy. This provides marketing exclusivity in the U.S. until July 2009 for the cataplexy indication and November 2012 for the excessive daytime sleepiness indication. In addition to orphan drug exclusivity, Xyrem is covered by two formulation patents that are listed in the FDA’s approved drug products with therapeutic equivalence evaluation document, or Orange Book. The patents will expire in 2020. An additional process patent that covers the product is not listed in the Orange Book and expires in 2019.

Luvox CR (fluvoxamine maleate) extended release capsules. Revenues from sales of Luvox CR primarily represent product dispensed through prescriptions in the United States. Luvox CR has three years of marketing exclusivity beginning on February 28, 2008, the date the product was approved by the FDA. In addition, a patent covering the orally administered formulation of extended-release fluvoxamine, requiring the release of fluvoxamine over a period of not less than 12 hours, was issued to Elan. In the U.S., the patent expires in 2020.

Antizol (fomepizole). Revenues from sales of Antizol in the U.S. primarily represent sales to pharmaceutical wholesalers. In August 2008, we sold our rights to and interests in Antizol and Antizol-Vet, along with the associated product registrations, commercial inventory and trademarks, for $5.8 million and recorded a gain of $3.9 million.

Royalties, Net

We receive royalties primarily from international distributors of our products, typically based on their net sales of our products. Royalty income was $472,000 and $365,000 in the three months ended March 31, 2009 and 2008, respectively. Although we do not expect royalty revenues to comprise a substantial portion of our revenues, we expect royalty revenues to increase as sales of Xyrem by UCB increase.

Contract Revenues

Almost all of our contract revenues consist of upfront or milestone payments received from UCB. In connection with the expansion of our agreement with UCB in 2006, UCB made an upfront payment of $5.0 million in June 2006 and subsequently an additional payment of $10.0 million in September 2006 upon exercise of its rights to develop and commercialize JZP-6 for the treatment of fibromyalgia syndrome. These payments are being recognized as revenue through 2019, the estimated performance period of the contract, which resulted in contract revenues of $280,000 during each of the three months ended March 31, 2009 and 2008.

In July 2008, we received a nonrefundable payment of $10.0 million from UCB. We expect to recognize the $10.0 million payment as revenue during the three months ended June 30, 2009, as the last patient has completed our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia in April 2009.

Research and Development Expenses

Conducting a significant amount of research and development has been central to our business model. Since our formation in 2003 through March 31, 2009, we incurred approximately $270.0 million in research and development expenses. In the latter part of 2008, in order to preserve our cash resources, we significantly curtailed our investment in research and development programs other than JZP-6. We continue to spend significant amounts on Phase III clinical trials of our JZP-6 product candidate. Our ability to invest in research and development is dependent upon our obtaining additional cash resources.

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

We designate development projects to which we have allocated significant research and development resources with the term “JZP” and a unique number. Earlier-stage development and product lifecycle extension projects are included in “Terminated and other projects” in the following table. Early product concept feasibility studies and other research activities are included in “R&D support” in the following table. The expenditures summarized in the following table reflect costs directly attributable to each development candidate and to our “Terminated and other projects.” We do not allocate salaries, benefits or other indirect costs to our development candidates or “Terminated and other projects,” but include these costs in “R&D support” in the following table. The following table summarizes our research and development expenses for the three months ended March 31, 2009 and for JZP projects currently under development and Luvox CR from project inception through March 31, 2009 (in thousands):

	Project Inception to March 31, 2009	Three Months Ended March 31, 2009
JZP-6	$80,124	$7,700
JZP-4	22,093	(28)
Luvox CR (1)	9,676	—
JZP-7	8,441	638
JZP-8	6,501	206
Terminated and other projects		185
R&D support		2,707

Total		$11,408

(1)	Our research and development expenses for Luvox CR consisted primarily of expenses in connection with the scale-up for commercial manufacturing of Luvox CR, including the cost of inventory manufactured prior to FDA approval on February 28, 2008. Expenses subsequent to FDA approval were either expensed as part of cost of product sales as a period expense or capitalized in inventory.

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

Critical Accounting Policies and Significant Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, in particular related to our agreement with UCB, sales deductions for estimated specialty distributor and wholesaler fees, prompt payment discounts, Medicaid and TRICARE rebates, chargebacks, customer rebates, and royalties. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, the determination of excess and obsolete inventory reserves, stock-based compensation and accrued expenses. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.

In addition, the financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than the estimates described below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Intangible Assets

In February 2009, we amended our product license agreement with Solvay for the rights to market Luvox CR and Luvox in the U.S. such that the existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR that was subsequently achieved in April 2009 and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million. As a result we recorded an increase of $5.0 million in the value of the intangible asset for Luvox CR developed technology during the first quarter of 2009 which will be amortized over 4.7 years, the remaining estimated useful life of the asset.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
	(In thousands)
Product sales, net	$21,319	$13,984	$7,335	52%
Royalties, net	472	365	107	29%
Contract revenues	285	285	—	0%
Cost of product sales (excluding amortization of acquired developed technology)	1,943	2,298	(355)	(15%)
Research and development	11,408	21,243	(9,835)	(46%)
Selling, general and administrative	14,216	32,780	(18,564)	(57%)
Amortization of intangible assets	1,732	2,121	(389)	(18%)
Interest income	21	897	(876)	(98%)
Interest expense	5,794	3,787	2,007	53%
Other income (expense)	8	(12)	20	(167%)

Product Sales, Net

The increase in product sales, net in the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to increases of $6.4 million in Xyrem sales and the launch of Luvox CR, offset by a decrease of $2.6 million in Antizol sales as a result of the sale of our product rights in August 2008. The increase in Xyrem sales was primarily due to significant price increases in 2008, and to a lesser extent increase in sales volumes, partially offset by estimated rebates due under the TRICARE rebate program of $635,000 ($462,000 related to 2008 net product sales and $173,000 related to net product sales in the three months ended March 31, 2009).

Royalties, Net

The increase in royalties, net in the three months ended March 31, 2009, as compared to same period in 2008, was entirely due to the increase in royalties we received under our agreement with UCB related to UCB’s sales of Xyrem.

Contract Revenues

We recognized contract revenues of $280,000 in each of the three months ended March 31, 2009 and 2008, primarily related to previously deferred upfront payments which are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

The decrease in cost of product sales in the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to lower Antizol cost of product sales as a result of the sale of our Antizol product rights in August 2008 and to lower manufacturing overhead expenses, partially offset by higher Luvox CR cost of product sales.

Research and Development Expenses

Lower research and development expenses in the three months ended March 31, 2009, as compared to the same period in 2008, resulted from lower spending on all of our JZP and other projects and Luvox CR for which we incurred research and development expenditures in the two months prior to approval of the product by the FDA in February 2008. Expenditures on JZP-6 are expected to comprise substantially all of our research and development expenses in 2009, unless or until we are able to partner programs or obtain other financing to fund our other programs. As a result, research and development expenses will likely be significantly lower in 2009 than in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were lower in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to a reduction in the number of employees as a result of our three reductions in force in 2008 and to lower marketing expenses. We expect that selling, general and administrative expenses will be significantly lower in 2009 than in 2008.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology related to Xyrem and Luvox CR which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three months ended March 31, 2009 were lower as compared to the same period in 2008, primarily due to the sale of our rights to and interests in Antizol and Antizol-Vet in August 2008. We expect amortization costs will be lower in 2009 than in 2008 due to a $29.8 million write down of the Luvox CR intangible asset in 2008.

Interest Income

Interest income was lower in the three months ended March 31, 2009, as compared to the same periods in 2008, due to lower average cash balances and to lower average interest rates.

Interest Expense

Interest expense relates primarily to interest on the Senior Notes, and, to a lesser extent, interest on our liability under a government settlement. The increase in interest expense in the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to interest expense recorded on the additional $40.0 million principal amount of the Senior Notes we issued in March 2008 and to a two percent increase in the annual interest rate on the principal amount of the Senior Notes as a result of the defaults under our agreement with the holders of the Senior Notes. Interest on the Senior Notes is comprised of the accretion of the notes which were recorded at a discount related to warrants that were issued in conjunction with the Senior Notes, amortization of debt issuance costs and quarterly cash payments for interest.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and, as of March 31, 2009, we had cash and cash equivalents of $17.0 million.

We have reduced the net cash used in our operations by implementing three reductions in force in 2008 and focusing our efforts on our commercial products and JZP-6, and we are continuing to review our operations in order to identify additional measures to further reduce spending. In addition, we have negotiated changes in the terms of some of our liabilities. In February 2009, we amended our product license agreement with Solvay as a result of which the then existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR, which was subsequently met in April 2009, and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $1.0 million was paid in March 2009, $5.0 million is payable in the remainder of 2009, $4.0 million is payable in 2010, $4.5 million is payable in 2011 and $5.0 million is payable in 2012. If we pay these amounts when due, the payment due in 2012 will decrease to $4.5 million. In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR have reached a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. In the first quarter of 2009, we entered into arrangements with various government entities to postpone until October 2009 criminal and civil payments (totaling $2.5 million) that otherwise would have been due in January 2009.

We did not make quarterly interest payments of $4.5 million and $5.1 million that were due on December 31, 2008 and March 31, 2009, respectively, to the holders of our $119.5 million principal amount of senior secured notes, or the Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes. As a result of the defaults, under the terms of the Senior Notes, we could be required to prepay some or all of the Senior Notes, including a prepayment premium, and interest is due at an annual default rate of 17%. We are currently seeking a number of financing and strategic alternatives and are in discussions with the holders of the Senior Notes, including in particular LB I Group Inc., an affiliate of Lehman Brothers Holdings, Inc., which holds approximately 75% of the principal amount of the Senior Notes, with respect to our December 31, 2008 and March 31, 2009 payment defaults and the status of the Senior Notes. There can be no assurance that we can reach such resolution, obtain sufficient financing or enter into other transactions to satisfy our Senior Note obligations in a timely manner, or at all. At any time, the holders of 50% or more of the principal amount of the Senior Notes can accelerate our obligations under the Senior Notes and require payment of the full principal amount of the Senior Notes, plus interest and a prepayment premium. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Senior Notes, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the Senior Notes in full. In addition, the agreement covering the Senior Notes provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the notes for as long as our annualized net product sales are less than $100.0 million. We did not meet the net sales test for the three months ended March 31, 2009 and we do not have sufficient cash to maintain the required restricted cash balance and continue to operate our business. We are currently unable to borrow under our line of credit due to the events of default on the Senior Notes. In addition, we have not drawn down funds and have not issued shares of our common stock under our committed equity financing facility, or CEFF, and, for so long as the average price of our common stock remains lower than $4.50 per share, which our common stock has recently been trading well below, we will not be able to sell shares under the CEFF.

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

While we believe that our current cash resources, together with anticipated revenues from product sales, would be sufficient to fund our operations, they are not sufficient to fund both our operations and any payment of interest or repayment of principal on the Senior Notes. In addition, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from sales of Xyrem and Luvox CR, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources, and our need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR, as well as other factors set forth in Item 1A of this Quarterly Report on Form 10-Q under the headings “Our operations have resulted in negative cash flows, we are seeking to raise additional funds to fund our operating expenses and debt obligations as soon as possible, which could cause us to have to accept terms that are harmful to our business, dilutive to our stockholders or otherwise disadvantageous to our existing stockholders, and if we are unable to secure additional funding, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects” and “We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources which could increase the extent of any future losses.”

In light of the circumstances described above, including our default under our Senior Notes and discussions with the noteholders, we are seeking to raise funds or consummate a strategic transaction as soon as possible. We may seek to do so through collaborations, partnering arrangements, development financings, public or private debt or equity financings or a corporate transaction with a third party. It is likely that the consent of the holders of the Senior Notes would be required for some of these transactions. We cannot assure you that the Senior Note holders would consent to any transactions that we might propose. Because the holders of the Senior Notes currently have a first priority security interest in our assets, they may be unwilling to consent to any transaction that limits their rights or impacts the protection of their security interest. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If we raise funds through collaborations, partnering arrangements, development financings or a strategic partnership, we may be required to relinquish, on terms that are not favorable to us, rights to some, or all, of our products or product candidates that we would otherwise seek to develop or commercialize ourselves. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or commercialization of our products or product candidates. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our development programs, including JZP-6, and/or scaling back our commercial operations, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(5,150)	$(38,170)
Net cash provided by (used in) investing activities	1,137	(2,927)
Net cash (used in) provided by financing activities	(3,875)	38,923

Net decrease in cash and cash equivalents	$(7,888)	$(2,174)

Net cash used in operating activities during the three months ended March 31, 2009 and 2008, primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization and stock-based compensation expense in addition to the change in working capital. Net cash provided by investing activities during the three months ended March 31, 2009 primarily related to the release of restricted cash and the maturity of an investment in a marketable security partially offset by a payment for the purchase of rights to Luvox CR. Net cash used in investing activities during the three months ended March 31, 2008 primarily related to a milestone payment for the purchase of rights to Luvox CR, offset in part by the release of cash restricted under our previous senior secured note agreement. Net cash used in financing activities during the three months ended March 31, 2009 was attributable to the repayment of our line of credit. Net cash provided by financing activities during the three months ended March 31, 2008 was primarily attributable to net proceeds from the issuance of senior secured notes in March 2008.

Contractual Obligations

In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, the following table reflects a summary of material contractual obligations that have been modified or have been incurred during the first three months of 2009 and remain outstanding as of March 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Amounts due to Solvay (1)	$18,000	$6,000	$8,750	$3,250	$—

Total	$18,000	$6,000	$8,750	$3,250	$—

(1)	In February 2009, we amended our product license agreement with Solvay as a result of which the then existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR, which was subsequently met in April 2009 as well as the future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $1.0 million was paid in March 2009, $5.0 million is payable in the remainder of 2009 ($1.0 million is due in June 2009 and $2.0 million is due in each of September and December 2009), $4.0 million is payable in 2010, $4.5 million is payable in 2011 and $5.0 million is payable in 2012. If we pay these amounts when due, the payment due in 2012 will decrease to $4.5 million. In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR have reached a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. Since we cannot determine when or if this milestone will be achieved it is not included in the table above.

Related Parties

As of March 31, 2009, LB I Group Inc., an entity affiliated with Lehman Brothers Holdings Inc., holds $89.5 million of the principal amount of the Senior Notes and warrants to purchase 479,853 shares of common stock at an exercise price of $20.36 per share and warrants to purchase 470,836 shares of common stock at an exercise price of $14.23 per share. As of March 31, 2009, an affiliate of Kohlberg Kravis Roberts & Co. L.P., holds approximately $6.8 million of the principal amount of the Senior Notes and warrants to purchase 70,156 shares of common stock at an exercise price of $20.36 per share. No payments of interest under our Senior Notes were made during the three months ended March 31, 2009. As of March 31, 2009, we had accrued but unpaid interest of $9.6 million of which $7.2 million is owed to LB I Group Inc. and $545,000 is owed to the affiliate of Kohlberg Kravis Roberts & Co. L.P.

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

During the three months ended March 31, 2009, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Relating to Our Financial Condition

We have defaulted on our senior debt and our lenders have the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.*

We did not make the quarterly interest payments of $4.5 million and $5.1 million that were due on December 31, 2008 and March 31, 2009, respectively, to the holders of our $119.5 million principal amount of senior secured notes, or the Senior Notes. In early January and early April 2009, we received notices of default on behalf of the holders of the Senior Notes regarding the two payments that we did not make. In addition, the agreement covering the Senior Notes provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes for as long as our annualized net product sales are less than $100.0 million. We did not meet the net sales test for the three months ended March 31, 2009 and we do not have sufficient cash to maintain the required restricted cash balance and continue to operate our business. We are seeking a number of financing and strategic alternatives and are in discussions with our holders of the Senior Notes, including in particular LB I Group Inc., an affiliate of Lehman Brothers Holdings, Inc., which holds approximately 75% of the principal amount of the Senior Notes, with respect to our December 31, 2008 and March 31, 2009 payment defaults and the status of the Senior Notes. There can be no assurance that we can reach such resolution, obtain sufficient financing or enter into other transactions to satisfy our Senior Note obligations in a timely manner, or at all.

At any time, the holders of 50% or more of the principal amount of the Senior Notes can accelerate our obligations under the Senior Notes and require payment of the full principal amount of the Senior Notes, plus interest and a prepayment premium. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Senior Notes, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the Senior Notes in full. Our independent registered public accounting firm issued an opinion on our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that states that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern.

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

Our operations have resulted in negative cash flows, we are seeking to raise additional funds to fund our operating expenses and debt obligations as soon as possible, which could cause us to have to accept terms that are harmful to our business, dilutive to our stockholders or otherwise disadvantageous to our existing stockholders, and if we are unable to secure additional funding, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects.*

As of March 31, 2009, we had cash and cash equivalents of $17.0 million. While we believe that our current cash resources, together with anticipated revenues from product sales, would be sufficient to fund our operations, they are not sufficient to fund both our operations and any payment of interest or repayment of principal on the Senior Notes. In addition, we have based the estimate related to funding our operations on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from sales of Xyrem and Luvox CR, and we could exhaust our available financial resources sooner than we currently expect.

In light of the circumstances described above, including our default under our Senior Notes and discussions with the noteholders, we are seeking to raise funds or consummate a strategic transaction as soon as possible. We may seek to do so through collaborations, partnering arrangements, development financings, public or private debt or equity financings or a corporate transaction with a third party. It is likely that the consent of the holders of the Senior Notes would be required for some of these transactions. We cannot assure you that the Senior Note holders would consent to any transactions that we might propose. Because the holders of the Senior Notes currently have a first priority security interest in our assets, they may be unwilling to consent to any transaction that limits their rights or impacts the protection of their security interest. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If we raise funds through collaborations, partnering arrangements, development financings or a strategic transaction we may be required to relinquish, on terms that are not favorable to us, rights to some, or all, of our products or product candidates that we would otherwise seek to develop or commercialize ourselves. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or commercialization of our products or product candidates. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

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

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, and important corporate activities;

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

The terms of our debt could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

Even if we are able to resolve the defaults under our Senior Notes, our business may be subject to a number of limitations. The terms of our Senior Notes currently contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt includes covenants, including requirements that we:

•	generally not borrow additional amounts without the approval of our lenders;

•	dispose of certain assets only in accordance with the terms of our existing senior secured debt;

•	not impair our lenders’ security interests in our assets; and

•	repay a portion of the debt early under certain circumstances.

In addition, the agreement covering the Senior Notes provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million for the three months ended March 31, 2009, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes for as long as our annualized net product sales are less than $100.0 million. We did not meet the net sales test for the three months ended March 31, 2009 and we do not have sufficient cash to maintain the required restricted cash and continue to operate our business. If we are not able to maintain any required restricted cash balance under the terms of the Senior Notes or to change the terms of the Senior Notes, the holders of the Senior Notes may exercise their rights and remedies under the Senior Notes, which may include the acceleration of the indebtedness.

We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources, which could increase the extent of any future losses.*

We have a limited operating history and have incurred significant net losses since our inception in 2003, and we may continue to incur net losses for the next few years. Our net loss for the three months ended March 31, 2009 was $13.0 million and we had an accumulated deficit of $513.8 million at March 31, 2009.

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

Risks Related to Our Business

We may not be able to successfully increase sales of Xyrem or Luvox CR in the U.S., which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

An increase in revenue from sales of our commercial products in 2009 is a critical part of our budget for 2009 and affects our negotiations with the holders of our Senior Notes and potential future sources of financing. We cannot assure you that Xyrem or Luvox CR prescriptions will increase at the level estimated in our budget, or at all. Sales and prescriptions of Xyrem increased in 2008 and during the first quarter of 2009; however, cataplexy and excessive daytime sleepiness associated with narcolepsy are orphan conditions, which means that a relatively limited number of people suffer from those conditions. In December, we significantly increased the price of Xyrem. While the increase does not appear to have negatively affected sales of the product, we cannot assure you that this or future price increases will not negatively affect sales of Xyrem. Sales of and prescriptions for Luvox CR have been lower than anticipated since its launch. On February 5, 2009, we amended our Luvox CR license agreement with Solvay. Under the terms of the amendment, we paid Solvay $1.0 million in March 2009, and are required to pay them $5.0 million in 2009, $4.0 million in 2010, $4.5 million in 2011 and other payments thereafter. If sales of Luvox CR do not increase, they may not cover these payments plus the cost to manufacture, market and sell the product and our Phase IV clinical trial commitment to the FDA. If sales of Xyrem and Luvox CR do not increase as expected, we may be required to further reduce our operating expenses, and our ability to raise additional funds would likely be adversely affected, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the European Agency for the Evaluation of Medicinal Products, or EMEA, will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, in October 2008 and April 2009 panels of European regulators recommended against approving Cymbalta and Lyrica, respectively, as treatments for fibromyalgia.

Even if the FDA approves JZP-6 for the treatment of fibromyalgia, the FDA may require us to have a Risk Evaluation and Mitigation Strategy program, or REMS, similar to the one we use for Xyrem. Under the Xyrem REMS, Xyrem must be distributed through a single central pharmacy. The central pharmacy must maintain physician and patient registries, and the product may not be stocked in retail pharmacies. Each physician and patient must be educated about the risks and benefits of the product before the physician can prescribe, or a patient can receive, Xyrem. Whenever a prescription is received by the central pharmacy, the central pharmacy must verify the prescription and obtain additional information by contacting the patient’s insurance company. The central pharmacy must also speak with the patient before it can ship any Xyrem to the patient. The central pharmacy must ship the product directly to the patient by a courier service, and the patient or his/her designee must sign for the package. The initial shipment may only be for a one month supply, and physicians may only prescribe up to six months of supply of Xyrem.

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

We depend upon UCB to market and promote Xyrem outside the U.S., and we are dependent upon our collaboration with UCB for the development and potential commercialization of JZP-6 for the treatment of fibromyalgia in major markets outside of the U.S.*

We have exclusively licensed to UCB the rights to market and promote Xyrem in 54 countries outside of the U.S. If UCB does not obtain regulatory approvals for and launch Xyrem in its licensed countries in the time frames we expect, or at all, our revenues would be adversely affected. If UCB terminates its relationship with us, we would need to find another party or parties to commercialize Xyrem in UCB’s licensed territories. We may be unable to find another party or parties on acceptable terms, or at all, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 for the treatment of fibromyalgia in the same territories that UCB has the right to market and promote Xyrem for patients with narcolepsy. We have relied in part on milestone payments from UCB to offset our development costs of JZP-6. UCB has the right to terminate our collaboration on 12-months’ notice (or less in certain circumstances), and UCB may terminate its rights to JZP-6 for the fibromyalgia indication on six-months’ notice at any time prior to the receipt of marketing approval of JZP-6 for fibromyalgia in the European Union. If UCB terminates our collaboration or terminates its rights to JZP-6 for the fibromyalgia indication, we would need to find another party or parties to commercialize JZP-6 in UCB’s territories and may need to execute alternative financing plans to help fund our development of JZP-6. We may be unable to do either of these on acceptable terms, or at all. There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the EMEA will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, in October 2008 and April 2009 panels of European regulators recommended against approving Cymbalta and Lyrica, respectively, as treatments for fibromyalgia.

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

Lonza, Inc., or Lonza, is our sole supplier of sodium oxybate, the active pharmaceutical ingredient in Xyrem and, through Solvay, for fluvoxamine maleate, the active pharmaceutical ingredient in Luvox CR. We expect Lonza will continue to be our sole supplier of sodium oxybate and fluvoxamine maleate for the foreseeable future. We cannot assure you that Lonza can or will continue to supply, in the time we need, sufficient quantities of active pharmaceutical ingredient to enable Elan and Patheon to manufacture the quantities of Luvox CR and Xyrem, respectively, that we need.

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

If we fail to retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.*

Our success depends in part on our continued ability to retain and motivate highly qualified personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our executive management team. The loss of services of any one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our key activities. We do not carry “key person” insurance. Any member of our executive management team and any other key employees may terminate his or her employment at any time without notice and without cause or good reason. In December 2008, Matthew K. Fust, our then Executive Vice President and Chief Financial Officer, left the company , and in April 2009, Dr. Samuel R. Saks, our then Chief Executive Officer and member of our Board of Directors, left the company.

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

There have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. These proposals include prescription drug benefit proposals for Medicare beneficiaries, measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit that became effective in January 2006, and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, it is possible that the new benefit, which is managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, a final rule published by the Department of Defense in March 2009 under the National Defense Authorization Act of 2008, requires a retroactive rebate to January 2008 on all prescriptions filled under the TRICARE retail pharmaceutical program. These changes could harm our ability to market our products and generate revenues. Currently, there are legislative proposals that would permit the U.S. Secretary of Health and Human Services to negotiate directly with pharmaceutical companies to obtain lower prices for drugs covered under Medicare Part D.

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

Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. The following factors, in addition to other risks described herein, may have a significant effect on our common stock market price:

•	our financial situation, including our defaults under our Senior Notes;

•	our ability or inability to raise the additional capital we currently need and the terms on which we raise it;

•	our ability or inability to consummate a strategic transaction and the terms of any such transaction;

•	conditions or trends in the pharmaceutical industry, the credit and financial markets or the U.S. and worldwide economy in general;

•	the success of Luvox CR in the U.S.;

•	the success of our development efforts and clinical trials, including in particular with respect to JZP-6;

•	negative publicity concerning one of our products or product candidates;

•	announcement of FDA approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA review process;

•	the failure or delay by the DEA in providing sufficient quotas for sodium oxybate, Xyrem or JZP-6;

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

Our common stock is currently at risk for delisting from The NASDAQ Global Market. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain adequate financing for the continuation of our operations would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, and the closing bid price of our common stock on April 24, 2009 was $0.60 per share. These requirements also include maintaining a minimum market value of publicly held shares, and, as of April 24, 2009, we did not meet this minimum requirement. Although NASDAQ has temporarily suspended the minimum closing bid price and minimum market value of publicly held shares requirements until July 20, 2009, there can be no assurance that we will meet these requirements after such date, and it is possible that NASDAQ may notify us prior to July 20, 2009 that we have failed to meet the minimum listing requirements that have not been suspended and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain adequate financing for the continuation of our operations would be substantially impaired.

Future sales of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2009, we had 28,925,352 shares of common stock outstanding, all of which shares, less shares subject to a repurchase option in our favor tied to the holders’ continued service to us (which will be eligible for sale upon lapse of the repurchase option), were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

As of April 24, 2009, the holders of up to approximately 19,306,128 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. On March 17, 2008, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the expansion of our senior secured debt in March 2008. In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

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

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 24, 2009, our executive officers and directors, together with their respective affiliates, beneficially owned approximately 61.8% of our capital stock, of which approximately 4.3% was beneficially owned by our executive officers. Accordingly, our executive officers and directors together with their respective affiliates are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For example, we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ended December 31, 2008, and to allow our independent registered public accounting firm to issue a report on the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we have hired and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 3.	Defaults upon Senior Securities

We did not make the quarterly interest payments of $4.5 million and $5.1 million that were due on December 31, 2008 and March 31, 2009, respectively, to the holders of our $119.5 million principal amount of our senior secured notes, or Senior Notes. In early January and early April, 2009, we received notices of default on behalf of the holders of the Senior Notes regarding the two payments that we did not make. As a result of the defaults, under the terms of the Senior Notes, we could be required to prepay some or all of the Senior Notes, including a prepayment premium, and interest is due, effective January 1, 2009, at an annual default rate of 17% (instead of 15%). Interest will continue to accrue at this higher rate until all defaults are cured. In addition, the agreement covering the Senior Notes provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes for as long as our annualized net product sales are less than $100.0 million. We did not meet the net sales test for the three months ended March 31, 2009 and we do not have sufficient cash to maintain the required restricted cash balance and continue to operate our business.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(7)

4.7	Form of Registered Direct Common Warrant.(8)

10.79	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(9)

10.81+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(9)

10.82	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(9)

10.83	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(9)

10.84	2009 Executive Officer Compensation Arrangements

10.85	Consulting Agreement dated April 3, 2009 by and between the Registrant and Samuel R. Saks, MD

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2009

Jazz Pharmaceuticals, Inc.

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joan E. Colligan
Joan E. Colligan
Acting Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(7)

4.7	Form of Registered Direct Common Warrant.(8)

10.79	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(9)

10.81+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(9)

10.82	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(9)

10.83	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(9)

10.84	2009 Executive Officer Compensation Arrangements

10.85	Consulting Agreement dated April 3, 2009 by and between the Registrant and Samuel R. Saks, MD

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q
(File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.

(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.

(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.

(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No.
001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.

(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.

(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No.
001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.