Form 10-Q
period 2009-06-30
JAZZ PHARMACEUTICALS INC
filed 2009-08-14
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, 30,971,025 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

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

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$15,772	$24,903
Restricted cash	1,075	1,913
Marketable securities	—	1,004
Accounts receivable, net of allowances of $340 and $176 at June 30, 2009 and December 31, 2008, respectively	9,197	6,643
Inventories	4,193	4,788
Prepaid expenses	2,426	2,366
Other current assets	62	2,382

Total current assets	32,725	43,999
Property and equipment, net	1,778	2,514
Intangible assets, net	33,972	32,526
Goodwill	38,213	38,213
Other long-term assets	1,886	246

Total assets	$108,574	$117,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,074	$5,736
Accrued liabilities	22,147	19,024
Line of credit	—	3,875
Senior secured notes (including $11,798 and $95,548 pertaining to related parties at June 30, 2009 and December 31, 2008, respectively)	14,638	118,534
Purchased product rights liability	7,000	14,000
Deferred revenue	2,349	12,322

Total current liabilities	50,208	173,491
Purchased product rights liability, noncurrent	11,000	—
Deferred revenue, noncurrent	10,761	11,330
Liability under government settlement, noncurrent	10,658	13,063
Senior secured notes (including $92,573 pertaining to related parties at June 30, 2009)	114,845	—
Common stock subject to repurchase	—	12,492
Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock	3	3
Additional paid-in capital	422,724	407,923
Accumulated other comprehensive income	—	4
Accumulated deficit	(511,625)	(500,808)

Total stockholders’ deficit	(88,898)	(92,878)

Total liabilities and stockholders’ deficit	$108,574	$117,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$26,478	$14,751	$47,797	$28,735
Royalties, net	518	503	990	868
Contract revenues	10,284	285	10,569	569

Total revenues	37,280	15,539	59,356	30,172
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	2,575	2,796	4,518	5,094
Research and development	11,192	21,882	22,600	43,125
Selling, general and administrative	13,657	34,109	27,873	66,889
Amortization of intangible assets	1,822	3,846	3,554	5,966

Total operating expenses	29,246	62,633	58,545	121,074

Income (loss) from operations	8,034	(47,094)	811	(90,902)
Interest income	6	450	27	1,347
Interest expense (including $4,590 and $4,038 for the three months ended June 30, 2009 and 2008, respectively, and $9,115 and $6,863 for the six months ended June 30, 2009 and 2008, respectively, pertaining to related parties)	(5,856)	(5,235)	(11,650)	(9,021)
Other expense	(13)	(1)	(5)	(13)

Net income (loss)	$2,171	$(51,880)	$(10,817)	$(98,589)

Net income (loss) per share:
Basic	$0.07	$(2.17)	$(0.37)	$(4.14)

Diluted	$0.07	$(2.17)	$(0.37)	$(4.14)

Weighted-average common shares used in computing net income (loss) per share:
Basic	29,021	23,877	28,995	23,818

Diluted	29,023	23,877	28,995	23,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(10,817)	$(98,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	739	1,151
Amortization of intangible assets	3,554	5,966
Loss on disposal of property and equipment	14	138
Senior secured notes, non-cash interest expense	1,148	843
Stock-based compensation expense	2,196	4,102
Changes in assets and liabilities:
Accounts receivable	(2,554)	168
Inventories	581	(4,028)
Prepaid expenses and other current assets	781	(451)
Other assets	(521)	(501)
Accounts payable	(1,662)	5,666
Accrued liabilities	507	3,012
Accrued unpaid interest on senior secured notes	10,157	—
Deferred revenue	(10,542)	1,367
Provision for government settlement	211	(1,601)

Net cash used in operating activities	(6,208)	(82,757)

Investing activities
Purchases of property and equipment	(17)	(1,609)
Purchases of product rights	(1,000)	(20,000)
Decrease in restricted cash and investments	838	11,941
Transfer of restricted cash to marketable securities	—	(4,410)
Proceeds from maturities of marketable securities	1,004	2,910

Net cash provided by (used in) investing activities	825	(11,168)

Financing activities
Proceeds from employee stock purchases and exercise of stock options	127	976
Net (repayments of) proceeds from line of credit	(3,875)	2,640
Proceeds from sale of senior secured notes and warrants, net of issuance costs	—	38,566

Net cash (used in) provided by financing activities	(3,748)	42,182

Net decrease in cash and cash equivalents	(9,131)	(51,743)
Cash and cash equivalents, at beginning of period	24,903	102,945

Cash and cash equivalents, at end of period	$15,772	$51,202

Supplemental disclosure of non-cash investing and financing activities:
Liability for purchase of product rights	$5,000	$21,000
Warrants to purchase common stock issued in conjunction with senior secured notes	$—	$2,000
Warrants to purchase common stock issued in conjunction with equity financing facility	$—	$850

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10–Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. We have evaluated and disclosed all material subsequent events through the time of filing on August 14, 2009. Certain amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2008 have been reclassified to conform to the presentation for the six months ended June 30, 2009. The reclassified amounts reflect the combining of the current and non current portions of the government settlement provision. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year. The consolidated financial statements include the accounts of Jazz Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Orphan Medical, LLC, or Orphan Medical, and JPI Commercial, LLC, or JPIC, after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

We have incurred significant losses from operations since our inception and as of June 30, 2009, we had cash and cash equivalents of $15.8 million. We did not make the quarterly interest payments of $5.1 million due on each of June 30, 2009 and March 31, 2009 and the $4.5 million interest payment due on December 31, 2008 to the holders of the $119.5 million principal amount of senior secured notes, or Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes. In early July 2009, we paid $14.6 million in accrued interest to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. At approximately the same time, we raised an additional $7.0 million through a private placement of units consisting of 1,895,734 shares of common stock and warrants to purchase 947,867 shares of our common stock.

Our independent registered accounting firm issued an opinion on our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that states that our recurring losses from operations, and net capital deficiency raises substantial doubt about our ability to continue as a going concern. We have paid the overdue interest on our senior debt and, in light of the $7.0 million raised in July 2009, the cost reduction activities we have undertaken in the past year and our increased cash flows from product sales, we believe we will be able to fund our operations and meet all of our ongoing current financial obligations for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources.

The sufficiency of our current cash resources, and our potential need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR and our ability to use our net operating losses to offset taxes that would otherwise be due. If our assumptions are incorrect, we may need to raise additional capital. If we are unable to raise sufficient funds when needed, we could default on our obligations to the holders of the Senior Notes and the holders of the Senior Notes could accelerate the repayment of the Senior Notes and seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. We believe that we have cured all material defaults under the agreement governing the Senior Notes and that the holders of our Senior Notes no longer have the right to accelerate the repayment of the Senior Notes; however, if the holders of our Senior Notes do not agree with us, they could attempt to accelerate our obligations at any time. If we were not able to prevent such actions, we would not have sufficient cash to pay the principal amount on the Senior Notes, including a prepayment premium and any accrued but unpaid interest, which would raise substantial doubt about our ability to continue as a going concern.

In addition, we are subject to concentrations of credit risk and supply discussed below and risks and uncertainties that are inherent in our industry which include regulatory risk, and competition, including competition from generic pharmaceutical products.

         We plan to submit a new drug application, or NDA, for our JZP-6 (sodium oxybate) product candidate by the end of 2009. The NDA will require approval of the U.S. Food and Drug Administration, or FDA, prior to commercial sales. The preparation of the NDA and the regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on us.

Concentration of Credit Risks

We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, we have not experienced significant credit losses on our accounts receivable. Our five largest customers accounted for an aggregate of approximately 97% of gross accounts receivable as of June 30, 2009 and December 31, 2008.

Concentration of Supply

We rely on certain sole suppliers for drug substance and certain sole manufacturing partners for each of our marketed products and certain of our product candidates. Elan Pharma International Limited, or Elan, has the right and obligation to manufacture the worldwide commercial requirements of Luvox CR. Since March 2009, Elan has been delayed in producing quantities of Luvox CR that meet our specifications. Any failure of Elan to supply necessary quantities of Luvox CR could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Luvox CR was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of obsessive compulsive disorder and social anxiety disorder and we shipped initial stocking orders to our wholesaler customers in the first quarter of 2008. Luvox CR is subject to rights of return six months prior to and up to twelve months after product expiration. Given our limited history of selling Luvox CR, we are not able to reliably estimate expected returns of Luvox CR at the time of shipment and therefore we recognize revenue when units are dispensed through prescriptions at which point, we believe, the product is not subject to return. In order to estimate units dispensed, we purchase dispensing data which we believe to be accurate and reliable and not subject to material adjustments from an independent prescription tracking service. We recorded revenue of $4.1 million and $7.7 million for the three and six months ended June 30, 2009, respectively, and $587,000 for the three and six months ended June 30, 2008 related to Luvox CR, net of estimated wholesaler fees, discounts, chargebacks and rebates. We recorded a deferred revenue liability related to shipments of Luvox CR of $1.2 million and $944,000 as of June 30, 2009 and December 31, 2008, respectively, which represents amounts paid by wholesaler customers in excess of revenue recognized, net of estimated wholesaler fees, discounts, chargebacks and certain rebates.

As of June 30, 2009, we had recorded, as a reduction of revenues, a reserve of $870,000 as a result of a final rule issued by the Department of Defense in March 2009 for potential rebates due for drugs sold by retail pharmacies to TRICARE beneficiaries on or after January 28, 2008. Of the total amount recorded during the six months ended June 30, 2009, $393,000 and $477,000 relates to net product sales for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. We have requested a waiver from the Department of Defense for all amounts due up to July 7, 2009, the date that we entered into a retail rebate agreement with the Department of Defense, but have not yet received a response.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$2,171	$(51,880)	$(10,817)	$(98,589)

Denominator:
Weighted-average common shares outstanding	29,021	24,755	28,995	24,697
Less: weighted-average common shares outstanding subject to repurchase	—	(878)	—	(879)

Weighted-average common shares used in computing net income (loss) per share, basic	29,021	23,877	28,995	23,818
Dilutive effect of stock options	2	—	—	—

Weighted-average common shares used in computing net income (loss) per share, diluted	29,023	23,877	28,995	23,818

Net income (loss) per share:
Basic	$0.07	$(2.17)	$(0.37)	$(4.14)

Diluted	$0.07	$(2.17)	$(0.37)	$(4.14)

The following table represents the weighted-average shares of our common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warrants to purchase common stock	3,300	1,478	3,300	1,175
Options to purchase common stock	5,012	3,728	5,103	3,564
Common stock subject to repurchase	—	878	—	879
Restricted stock units	43	110	45	113

Recently Adopted Accounting Standards

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. Our adoption of this FSP did not have an impact on our results of operations and financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities by requiring an entity to evaluate whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized. This FSP is effective for interim reporting periods ending after June 15, 2009. Our adoption of this FSP did not have an impact on our results of operations and financial position.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly (i.e. distressed or forced). This FSP is effective for interim reporting periods ending after June 15, 2009. Our adoption of this FSP did not have an impact on our results of operations and financial position.

         In May 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 165, Subsequent Events, or SFAS 165. SFAS 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements). SFAS 165 is effective for interim reporting periods ending after June 15, 2009. Our adoption of SFAS 165 did not have an impact on our results of operations and financial position.

2. Inventories

The components of inventories were as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$2,695	$2,175
Work in process	58	156
Finished goods (1)	1,440	2,457

Total	$4,193	$4,788

(1)	Includes deferred cost of sales of $473,000 and $495,000 at June 30, 2009 and at December 31, 2008, respectively, for which the related revenue has been deferred.

3. Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at June 30, 2009 and December 31, 2008. The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem	$39,700	$16,756	$22,944	$39,700	$14,670	$25,030
Developed technology - Luvox CR	9,700	941	8,759	4,700	—	4,700
Agreements not to compete	3,900	3,133	767	3,900	2,743	1,157
Trademarks	2,600	1,098	1,502	2,600	961	1,639

Total	$55,900	$21,928	$33,972	$50,900	$18,374	$32,526

During the six months ended June 30, 2009, we recorded an addition of $5.0 million to the carrying value of the intangible asset related to Luvox CR developed technology which will be amortized over 4.7 years, the remaining estimated useful life of the Luvox CR developed technology. See Note 9 for additional information regarding the increase in the intangible asset.

Future amortization costs per year for our existing intangible assets other than goodwill as of June 30, 2009 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2009 (remaining portion)	$3,643
2010	6,883
2011	6,506
2012	6,506
2013	5,991

4. Fair Value Measurement

Cash, cash equivalents, restricted cash and marketable securities, all of which are considered available-for-sale, consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,106	$—	$—	$6,106
Money market funds	10,741	—	—	10,741

Total	$16,847	$—	$—	$16,847

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$1,161	$—	$—	$1,161
Obligations of U.S. government agencies	1,000	4	—	1,004
Other debt securities, primarily money market funds	25,655	—	—	25,655

Total	$27,816	$4	$—	$27,820

All marketable securities held as of June 30, 2009 and December 31, 2008 had contractual maturities of less than one year.

Since inception, there have been no material realized gains or losses on cash equivalents or marketable securities. No marketable securities held as of June 30, 2009 or December 31, 2008 had been in a continuous unrealized loss position for more than 12 months. The cash equivalents and marketable securities held at June 30, 2009 and December 31, 2008 had no unrealized losses.

The following tables summarize, by major security type, our financial assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2009
	Cash	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Cash	$6,106	$—	$—	$6,106
Money market funds	—	10,741	—	10,741

Total	$6,106	$10,741	$—	$16,847

Amounts classified as cash and cash equivalents				$15,772
Amounts classified as restricted cash				1,075

Total				$16,847

	December 31, 2008
	Cash	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Cash	$1,161	$—	$—	$1,161
Obligations of U.S. government agencies	—	—	1,004	1,004
Money market funds	—	25,655	—	25,655

Total	$1,161	$25,655	$1,004	$27,820

Amounts classified as cash and cash equivalents				$24,903
Amounts classified as restricted cash				1,913
Amounts classified as marketable securities				1,004

Total				$27,820

The fair value of our Senior Notes was estimated using a discounted cash flow analysis based on our estimated incremental borrowing rates for similar types of borrowing arrangements. As of June 30, 2009, the carrying amount of our Senior Notes was $129.5 million (including accrued interest) and the estimated fair value was $123.7 million. The discount rate used to estimate the fair value of the Senior Notes was 22.1% as of June 30, 2009. As of December 31, 2008, the carrying value of our Senior Notes was $118.5 million (including accrued interest). It was not practicable to estimate the fair value of our Senior Notes at December 31, 2008 because it was difficult to estimate the timing of cash flows under the Senior Notes and an appropriate discount rate due to the then existing default under the agreement with the holder of the Senior Notes.

5. Debt Obligations

Senior Secured Notes and Warrants

In March 2008, JPIC sold $40.0 million aggregate principal amount of senior secured notes pursuant to a new debt arrangement. In addition, in March 2008, a total of $80.0 million aggregate principal amount of senior secured notes of Orphan Medical that bore interest at 15% per annum, due on June 24, 2011 were exchanged for the same principal amount of new senior secured notes issued by JPIC pursuant to the debt arrangement described above. We did not make the quarterly interest payment of $4.5 million that was due on December 31, 2008 or the quarterly interest payments of $5.1 million due on each of June 30, 2009 and March 31, 2009 to the holders of the $119.5 million principal amount of Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes and permitted LB I Group Inc., a related party, as the holder of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. As a result of the default, interest on the Senior Notes accrued on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009. The agreement covering the Senior Notes also provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes, for as long as our annualized net product sales are less than $100.0 million. Because we did not meet the net sales test for the three months ended March 31, 2009, we were obligated to establish this restricted cash balance in May 2009. We did not have sufficient cash to maintain the required restricted cash balance and continue to operate our business at that time, and, therefore, we did not establish the restricted cash balance.

On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. On the same date, in accordance with the terms of the agreement governing the Senior Notes, we delivered to the holders, on a confidential basis, financial statements for the quarter ended June 30, 2009, which indicated that our annualized aggregate net product sales exceeded $100.0 million for the quarter ended June 30, 2009. As a result, the requirement to maintain a restricted cash balance was suspended. We believe that we have cured all material defaults under the agreement governing the Senior Notes and that the holders of the Senior Notes no longer have the right to accelerate repayment of the Senior Notes. Therefore, as of June 30, 2009, the accrued but unpaid interest of $14.6 million was classified as a current liability, the $114.8 million carrying amount of the principal portion of the Senior Notes was classified as a noncurrent liability and the related debt issuance costs of $1.5 million were classified as other long-term assets. See Note 14.

6. Common Stock

Common Stock Subject to Repurchase

In February 2004, each of our then executive officers entered into an employment agreement with us which permitted the executive officer or the officer’s estate to require us to repurchase vested shares at fair market value upon termination of the executive officer’s employment due to death or disability. The fair value of vested shares held by our executive officers as of the date of such agreements, or Agreement Date Fair Value, was recorded as common stock subject to repurchase and following the date of such agreements, the Agreement Date Fair Value of shares held by our executive officers was recorded as common stock subject to repurchase as such shares vested. In February 2009, all outstanding employment agreements expired and as a result, we reclassified the balance of $12.5 million from common stock subject to repurchase to additional paid-in capital.

Employee Stock Purchase Plan (ESPP)

In May 2009, we issued 149,939 shares of our common stock for proceeds of $127,000 under our ESPP.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. The difference between comprehensive loss and net loss during both the six months ended June 30, 2009 and 2008 represented the change in unrealized gains/losses on available-for-sale securities and was not material.

8. Segment Information

We have determined that we operate in one business segment, which is the development and commercialization of pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Xyrem	$22,362	$12,405	$40,081	$23,746
Luvox CR (1)	4,116	714	7,716	714
Antizol and Antizol-Vet (2)	—	1,632	—	4,275

Total	$26,478	$14,751	$47,797	$28,735

(1)	Includes sales of the active pharmaceutical ingredient in Luvox CR of $127,000.
(2)	We sold our rights to Antizol and Antizol-Vet in August 2008.

The following table presents a summary of total revenues including net product sales, royalties and contract revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$25,663	$14,291	$46,985	$27,884
Europe	11,273	784	12,022	1,428
All other	344	464	349	860

Total	$37,280	$15,539	$59,356	$30,172

The following table presents a summary of total revenues from significant customers as a percentage of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Express Scripts	58%	78%	66%	78%
UCB Pharma Limited (1)	30%	*	20%	*

(1)	During the three months ended June 30, 2009, we recognized a $10.0 million nonrefundable milestone payment (received from UCB Pharma Limited, or UCB, in July 2008) as revenue. See Note 10 for additional information.
*	Represented less than 10% of our total revenues.

9. In-Licensing Agreements

In February 2009, we amended our product license agreement with Solvay relating to the rights to market Luvox CR and Luvox in the U.S. such that the existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $1.0 million was paid in March 2009. As a result of the amendment, we recorded a $5.0 million liability and a corresponding increase in intangible assets in the six months ended June 30, 2009 for our continuing right to market Luvox CR and Luvox in the U.S. In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR reach a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. We will recognize this obligation if and when it is probable that these conditions will be met. Under the amendments, future cash payments are equal to the carrying value of our obligation and as a result, we did not recognize a gain and we did not record any expense related to the amended agreement.

In June 2009, we amended our agreement with Solvay to defer payments due in 2009. Under the amendment, a $1.0 million payment that was due on June 15, 2009 was postponed until August 15, 2009 and a $2.0 million payment that was due on September 15, 2009 was divided into two payments of $1.0 million due on September 15, 2009 and October 15, 2009. The following table presents a summary of our obligations as of June 30, 2009 (in thousands):

Amount Due	Due in
$1,000	August 2009
1,000	September 2009
1,000	October 2009
2,000	December 2009
4,000	2010
4,500	2011
4,500	2012 (1)

$18,000	Total

(1)	The $4.5 million amount due in 2012 assumes all previous payments are made when due. If payments are not made when due the amount due in 2012 will be $5.0 million.

As of June 30, 2009, $7.0 million of the remaining amount due under the amended agreement, which includes $1.0 million due in each of March and June 2010, was reported as a current liability and $11.0 million was reported as a noncurrent liability.

10. Collaboration and License Agreements

Under the terms of our agreement with UCB, UCB has the right to market Xyrem for the treatment of narcolepsy and JZP-6 for the treatment of fibromyalgia in 54 countries outside of the United States. During the three months ended June 30, 2009, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, we recognized as revenue a $10.0 million nonrefundable milestone payment we received from UCB in July 2008 that was previously recorded as deferred revenue. In addition, we recognized contract revenues of $280,000 in each of the three months ended June 30, 2009 and 2008 and $560,000 in each of the six months ended June 30, 2009 and 2008 related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

11. Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock units, phantom shares and awards under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling, general and administrative	$774	$1,315	$1,506	$2,952
Research and development	299	500	613	1,047
Cost of product sales	41	60	77	103

Total	$1,114	$1,875	$2,196	$4,102

Employee stock-based compensation expenses of $17,000 and $31,000 as of June 30, 2009 and December 31, 2008, respectively, were capitalized as a component of inventories and included in the condensed consolidated balance sheets.

Stock Options

During the three and six months ended June 30, 2009, we granted options to employees to purchase 115,750 and 2,569,100 shares of common stock, respectively. The weighted-average grant date fair value per share of options granted during the three months ended June 30, 2009 and 2008 was $0.73 and $4.68, respectively, and $0.94 and $5.02 for options granted during the six months ended June 30, 2009 and 2008, respectively. The fair value of options granted was estimated at the grant date using the Black–Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average volatility	92%	59%	92%	59%
Weighted-average expected term (years)	6.1	6.1	6.1	6.1
Range of risk-free rates	2.2-2.8%	2.9-3.4%	1.8-2.8%	2.7-3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

12. Restructuring Expense

As part of a strategic decision to focus on our commercial products, JZP-6, our late-stage product candidate, and lower operating expenses, we recorded restructuring charges in 2008 totaling $3.5 million of which $708,000 was recorded as part of research and development expense and the remainder included in selling, general and administrative expense.

The following table represents adjustments made to our restructuring charges (in thousands):

	Employee Expenses (1)	Auto Lease Expenses (2)	Facility Expenses (3)	Total
Cumulative charge as of December 31, 2008	$2,139	$374	$950	$3,463
Adjustment to charges incurred in prior periods	(75)	(57)	—	(132)

Cumulative charge as of March 31, 2009	$2,064	$317	$950	$3,331
Adjustment to charges incurred in prior periods	(8)	(46)	—	(54)

Cumulative charge as of June 30, 2009	$2,056	$271	$950	$3,277

The following table represents activity in our restructuring accrual (in thousands):

	Employee Expenses (1)	Auto Lease Expenses (2)	Facility Expenses (3)	Total
Accrual as of December 31, 2008	$979	$374	$120	$1,473
Cash payments made during the three months ended March 31, 2009	(885)	(271)	(70)	(1,226)
Adjustment to charges incurred in prior periods	(75)	(57)	—	(132)

Accrual as of March 31, 2009	$19	$46	$50	$115
Cash payments made during the three months ended June 30, 2009	(11)	—	(50)	(61)
Adjustment to charges incurred in prior periods	(8)	(46)	—	(54)

Accrual as of June 30, 2009	$—	$—	$—	$—

(1)	Includes employee severance, health insurance premium and outplacement assistance expenses.
(2)	Includes auto lease termination expenses.
(3)	Includes excess facilities, property and equipment expenses.

13. Commitments and Contingencies

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

We have agreed to indemnify our directors, executive officers, vice presidents, Chief Medical Officer and Principal Accounting Officer for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe that the fair value of these indemnification obligations is not material. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2009 and December 31, 2008. We cannot assure you that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Amendment to Lease Agreement

In June 2009, we entered into an amendment of the operating lease for our corporate office building located in Palo Alto, California. Under the amendment, which is effective September 1, 2009, the term of the lease has been extended by 36 months and the monthly base rent will change from its current rate of $67,964 per month to the following: $65,772 per month in the first twelve months, $74,542 per month in the second twelve months and $78,926 per month in the third twelve months. The lease is renewable through 2016, at our option. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property.

Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We currently have no ongoing litigation and are not aware of any claims that could lead to litigation that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

14. Subsequent Events

Quarterly Interest Payments Made under Senior Secured Notes

As disclosed in Note 5, on July 7, 2009, we paid the holders of the $119.5 million principal amount of our Senior Notes the interest payments that were due on December 31, 2008, March 31, 2009 and June 30, 2009, at the applicable rate of interest, which represented a total payment of $14.6 million.

Unregistered Sales of Equity Securities

On July 7, 2009, we completed a private placement of units consisting of an aggregate of 1,895,734 shares of common stock and warrants to purchase an aggregate of 947,867 shares of our common stock at a price of $3.6925 per unit for gross proceeds of $7.0 million. The warrants are exercisable for $4.00 per share of common stock at any time prior to July 6, 2016. Pursuant to the terms of an investors rights agreement dated July 7, 2009 that we entered into with the investors, we agreed to file a registration statement under the Securities Act registering the resale of all 2,843,601 shares held by or issuable to the investors. In the event that a registration statement registering the resale of such shares has not been declared effective by the SEC on or prior to November 15, 2009, we may be subject to the payment of liquidated damages to the investors. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

In the private placement described above, 1,858,486 shares of common stock and a warrant to purchase 929,243 shares of common stock were acquired by Longitude Venture Partners, L.P., and 37,248 shares of common stock and a warrant to purchase 18,624 shares of common stock were acquired by Longitude Capital Associates, L.P. In July 2009, Patrick G. Enright was elected to our Board of Directors as a condition to the closing of the private placement. Mr. Enright is a managing member of Longitude Capital Partners, LLC, the sole general partner of Longitude Venture Partners, L.P. and Longitude Capital Associates, L.P.

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

Overview

We are a specialty pharmaceutical company focused on developing and commercializing innovative products to meet unmet medical needs in neurology and psychiatry. Our goal is to build a broad portfolio of products through a combination of internal development, acquisition and in-licensing activities, and to utilize our specialty sales force to promote our products in our target markets. We apply novel formulations and drug delivery technologies to known drug compounds, and to compounds with the same mechanism of action or similar chemical structure as marketed products, to improve patient care by, among other things, improving efficacy, reducing adverse side effects or increasing patient compliance relative to existing therapies. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes two marketed products, one product candidate in late Phase III clinical development and several product candidates in various stages of clinical development.

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

•

JZP-6 (sodium oxybate). We are developing sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. According to the American College of Rheumatology, between two and four percent of the U.S. population suffers from fibromyalgia. The program includes two Phase III pivotal clinical trials and a long term safety trial. In November 2008 and June 2009, we announced positive top-line results from our two Phase III pivotal clinical trials. The randomized, double-blind, placebo-controlled studies demonstrated that sodium oxybate significantly decreased pain and fatigue and improved daily function and patient global impression of change, in patients with fibromyalgia. We plan to submit a new drug application, or NDA, for JZP-6 by the end of 2009. If our NDA is approved by the FDA, we expect to market JZP-6 in the U.S. to specialists who treat fibromyalgia patients, through an expanded specialty sales force and/or in partnerships with third parties. We have granted UCB the commercialization rights to JZP-6 in 54 countries outside of the U.S.

         Our other product candidates in clinical development are JZP-8 (intranasal clonazepam), being developed for the treatment of recurrent acute repetitive seizures in epilepsy patients who continue to have seizures while on stable anti-epileptic regimens, JZP-4 (sodium and calcium channel antagonist), being developed for the treatment of epilepsy and bipolar disorder, and JZP-7 (ropinirole gel), being developed for the treatment of restless legs syndrome. In light of our recent financial issues, we do not anticipate significant additional development progress on JZP-8, JZP-4 or JZP-7 unless or until we partner a program or otherwise obtain additional financing.

We did not make the quarterly interest payment of $4.5 million that was due on December 31, 2008 or the quarterly interest payments of $5.1 million due on each of June 30, 2009 and March 31, 2009 to the holders of the $119.5 million principal amount of senior secured notes, or the Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes and permitted LB I Group Inc., a related party, as the holder of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. As a result of the default, interest on the Senior Notes accrued on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009. The agreement covering the Senior Notes also provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes, for as long as our annualized net product sales are less than $100.0 million. Because we did not meet the net sales test for the three months ended March 31, 2009, we were obligated to establish this restricted cash balance in May 2009. We did not have sufficient cash to maintain the required restricted cash balance and continue to operate our business at that time, and, therefore, we did not establish this restricted cash balance.

On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. On the same date, in accordance with the terms of the agreement governing the Senior Notes, we delivered to the holders, on a confidential basis, financial statements for the quarter ended June 30, 2009, which indicated that our annualized aggregate net product sales exceeded $100.0 million for the quarter ended June 30, 2009. As a result, the requirement to maintain a restricted cash balance was suspended.

Also on July 7, 2009, we completed a private placement of units consisting of 1,895,734 shares of common stock and warrants to purchase 947,867 shares of our common stock at a price of $3.6925 per unit, for gross proceeds of approximately $7.0 million.

Revenues

Product Sales, Net

The following is a summary of our product sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Xyrem	$22,362	$12,405	$40,081	$23,746
Luvox CR (1)	4,116	714	7,716	714
Antizol and Antizol-Vet (2)	—	1,632	—	4,275

Total	$26,478	$14,751	$47,797	$28,735

(1)	Includes sales of the active pharmaceutical ingredient in Luvox CR of $127,000.
(2)	We sold our rights to Antizol® (fomepizole) and Antizol-Vet® in August 2008.

Xyrem (sodium oxybate) oral solution. Revenues from sales of Xyrem primarily represent sales in the U.S. to Express Scripts. Revenues from international sales of Xyrem under our agreements with UCB and Valeant have not been material. The FDA has granted Xyrem orphan drug exclusivity in the U.S. for both excessive daytime sleepiness and cataplexy in patients with narcolepsy. This provided marketing exclusivity in the U.S. until July 2009 for the cataplexy indication and provides marketing exclusivity in the U.S. until November 2012 for the excessive daytime sleepiness indication. In addition to orphan drug exclusivity, Xyrem is covered by two formulation patents that are listed in the FDA’s approved drug products with therapeutic equivalence evaluation document, or Orange Book. The patents will expire in 2020. An additional process patent that covers the product is not listed in the Orange Book and expires in 2019.

Luvox CR (fluvoxamine maleate) extended release capsules. Revenues from sales of Luvox CR primarily represent product dispensed through prescriptions in the United States. Luvox CR has three years of marketing exclusivity beginning on February 28, 2008, the date the product was approved by the FDA. In addition, a U.S. patent covering the orally administered formulation of extended-release fluvoxamine, requiring the release of fluvoxamine over a period of not less than 12 hours, was issued to Elan and is listed in the FDA’s Orange Book. The patent expires in 2020.

Antizol (fomepizole). Revenues from sales of Antizol in the U.S. primarily represent sales to pharmaceutical wholesalers. In August 2008, we sold our rights to and interests in Antizol and Antizol-Vet, along with the associated product registrations, commercial inventory and trademarks, for $5.8 million and recorded a gain of $3.9 million in the third quarter of 2008.

Royalties, Net

We receive royalties primarily from international distributors of our products, typically based on their net sales of our products. Royalty income was $518,000 and $503,000 in the three months ended June 30, 2009 and 2008, respectively, and $990,000 and $868,000 in the six months ended June 30, 2009 and 2008, respectively. Although we do not expect royalty revenues to comprise a substantial portion of our revenues, we expect royalty revenues to increase as sales of Xyrem by UCB increase.

Contract Revenues

Almost all of our contract revenues consist of upfront or milestone payments received from UCB. During the three months ended June 30, 2009, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, we recognized as revenue a $10.0 million nonrefundable milestone payment we received from UCB in July 2008. In addition, we recognized contract revenues of $280,000 in each of the three months ended June 30, 2009 and 2008 and $560,000 in each of the six months ended June 30, 2009 and 2008 related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

Research and Development Expenses

Conducting a significant amount of research and development has been central to our business model. Since our formation in 2003 through June 30, 2009, we incurred approximately $281.2 million in research and development expenses. In the latter part of 2008, in order to preserve our cash resources, we significantly curtailed our investment in research and development programs other than JZP-6. Our ability to invest in research and development is dependent upon our obtaining additional cash resources.

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

We designate development projects to which we have allocated significant research and development resources with the term “JZP” and a unique number. Earlier-stage development and product lifecycle extension projects are included in “Terminated and other projects” in the following table. Early product concept feasibility studies and other research activities are included in “R&D support” in the following table. The expenditures summarized in the following table reflect costs directly attributable to each development candidate and to our “Terminated and other projects.” We do not allocate salaries, benefits or other indirect costs to our development candidates or “Terminated and other projects,” but include these costs in “R&D support” in the following table. The following table summarizes our research and development expenses for the six months ended June 30, 2009 and for JZP projects currently under development and Luvox CR from project inception through June 30, 2009 (in thousands):

	Project Inception to June 30, 2009	Six Months Ended June 30, 2009
JZP-6	$88,284	$15,860
JZP-4	22,169	48
Luvox CR (1)	9,676	—
JZP-7	8,515	712
JZP-8	6,552	257
Terminated and other projects		269
R&D support		5,454

Total		$22,600

(1)	Our research and development expenses for Luvox CR consisted primarily of expenses in connection with the scale-up for commercial manufacturing of Luvox CR, including the cost of inventory manufactured prior to FDA approval on February 28, 2008. Expenses subsequent to FDA approval were either expensed as part of cost of product sales as a period expense or capitalized in inventory.

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

For information on additional significant estimates and assumptions please see the “Liquidity and Capital Resources” section below.

Intangible Assets

In February 2009, we amended our product license agreement with Solvay for the rights to market Luvox CR and Luvox in the U.S. such that the existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million. As a result we recorded an addition of $5.0 million to the carrying value of the intangible asset for Luvox CR developed technology during the six months ended June 30, 2009 which is being amortized over 4.7 years, the remaining estimated useful life of the asset.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008			2009	2008
		(In thousands)				(In thousands)
Product sales, net	$26,478	$14,751	$11,727	79%	$47,797	$28,735	$19,062	66%
Royalties, net	518	503	15	3%	990	868	122	14%
Contract revenues	10,284	285	9,999	N/A (1)	10,569	569	10,000	N/A (1)
Cost of product sales (excluding amortization of acquired developed technology)	2,575	2,796	(221)	(8)%	4,518	5,094	(576)	(11)%
Research and development	11,192	21,882	(10,690)	(49)%	22,600	43,125	(20,525)	(48)%
Selling, general and administrative	13,657	34,109	(20,452)	(60)%	27,873	66,889	(39,016)	(58)%
Amortization of intangible assets	1,822	3,846	(2,024)	(53)%	3,554	5,966	(2,412)	(40)%
Interest income	6	450	(444)	(99)%	27	1,347	(1,320)	(98)%
Interest expense	5,856	5,235	621	12%	11,650	9,021	2,629	29%
Other expense	13	1	12	N/A (1)	5	13	(8)	(62)%

(1)	Comparison to prior period is not meaningful.

Product Sales, Net

The increase in product sales, net in the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to increases of $10.0 million and $16.3 million in Xyrem sales, respectively, and the launch of Luvox CR in March 2008, offset by decreases in Antizol sales as a result of the sale of our Antizol product rights in August 2008. The increase in Xyrem sales was substantially due to significant price increases in 2008 and a 27% price increase in May 2009, and to a lesser extent increases in sales volumes of 11.9% and 12.4% in the three and six months ended June 30, 2009, respectively.

Royalties, Net

The increase in royalties, net in the three and six months ended June 30, 2009, as compared to the same periods in 2008, was entirely due to the increase in royalties we received under our agreement with UCB related to UCB’s sales of Xyrem.

Contract Revenues

UCB made a nonrefundable milestone payment of $10.0 million in July 2008 which, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, was recorded as contract revenue in the three and six months ended June 30, 2009. In addition, we recognized contract revenues of $284,000 and $285,000 in the three months ended June 30, 2009 and 2008, respectively, and $569,000 in each of the six months ended June 30, 2009 and 2008, primarily related to previously deferred upfront payments which are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

The decrease in cost of product sales in the three and six months ended June 30, 2009, as compared to the same periods in 2008, was due to:

•	higher Antizol cost of product sales in the 2008 periods as a result of the sales of our Antizol product rights in 2008,

•	higher Luvox CR cost of product sales in the 2008 periods related to the launch of Luvox CR, and

•	higher manufacturing overhead expenses in the 2008 periods, partially offset by

•	higher material costs related to the growth in our product sales in 2009.

Research and Development Expenses

Lower research and development expenses in the three and six months ended June 30, 2009, as compared to the same periods in 2008, resulted from lower spending on all of our JZP and other projects and Luvox CR, for which we incurred research and development expenditures in the two months prior to approval of the product by the FDA in February 2008. Expenditures on JZP-6 are expected to comprise substantially all of our research and development expenses in the remainder of 2009, unless or until we obtain other financing to fund our other programs. As a result, research and development expenses will likely be significantly lower in 2009 than in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were lower in the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to a reduction in the number of employees as a result of our three reductions in force in 2008 and to lower marketing expenses. We expect that selling, general and administrative expenses will be significantly lower in 2009 than in 2008 as a result of the reductions in force and careful control of marketing expenses.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology related to Xyrem and Luvox CR which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three and six months ended June 30, 2009 were lower as compared to the same periods in 2008, primarily due to the sale of our rights to and interests in Antizol and Antizol-Vet in August 2008 and a $29.8 million write down of the Luvox CR intangible asset in 2008. We expect amortization costs will be lower in 2009 than in 2008 primarily due to the write down of the Luvox CR intangible asset.

Interest Income

Interest income was lower in the three and six months ended June 30, 2009, as compared to the same periods in 2008, due to lower average cash balances and to lower average interest rates.

Interest Expense

         Interest expense relates primarily to interest on the Senior Notes, and, to a lesser extent, interest on our liability under a government settlement. The increase in interest expense in the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to a two percent increase in the annual interest rate on the principal amount of the Senior Notes as a result of the defaults under our agreement with the holders of the Senior Notes. The increase in interest expense in the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to interest expense recorded on the additional $40.0 million principal amount of the Senior Notes we issued in March 2008 and the two percent increase in the annual interest rate on the principal amount of the Senior Notes as a result of our default. Interest on the Senior Notes is comprised of quarterly cash payments for interest, the accretion of the notes which were recorded at a discount related to warrants issued in conjunction with the issuance of the Senior Notes, and amortization of debt issuance costs.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and, as of June 30, 2009, we had cash and cash equivalents of $15.8 million.

We did not make the quarterly interest payment of $4.5 million that was due on December 31, 2008 or the quarterly interest payments of $5.1 million due on each of June 30, 2009 and March 31, 2009 to the holders of the $119.5 million principal amount of Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes and permitted LB I Group Inc., a related party, as the holder of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. As a result of the default, interest on the Senior Notes accrued on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009. The agreement covering the Senior Notes also provides that if annualized net product sales (which for this purpose includes royalties), determined on a quarterly basis, are less than $100.0 million, then we must maintain a restricted cash balance equal to 15% of the then outstanding principal amount of the Senior Notes, for as long as our annualized net product sales are less than $100.0 million. Because we did not meet the net sales test for the three months ended March 31, 2009, we were obligated to establish this restricted cash balance in May 2009. We did not have sufficient cash to maintain the required restricted cash balance and continue to operate our business at that time, and, therefore, we did not establish this restricted cash balance.

On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. On the same date, in accordance with the terms of the agreement governing the Senior Notes, we delivered to the holders, on a confidential basis, financial statements for the quarter ended June 30, 2009, which indicated that our annualized aggregate net product sales exceeded $100.0 million for the quarter ended June 30, 2009. As a result, the requirement to maintain a restricted cash balance was suspended. Our ability to continue to meet the net sales test depends on assumptions that may prove wrong, including assumptions with respect to the levels of revenues from the sales of Xyrem and Luvox CR.

Also on July 7, 2009, we completed a private placement of units consisting of 1,895,734 shares of common stock and warrants to purchase 947,867 shares of our common stock at a price of $3.6925 per unit, for gross proceeds of approximately $7.0 million.

In February 2009, we amended our product license agreement with Solvay to eliminate our obligation to make royalty payments on net sales of Luvox CR and to extend the time frame in which other obligations are due. In June 2009, we further amended our agreement with Solvay. Under the amendment, a $1.0 million payment that was due on June 15, 2009 was postponed until August 15, 2009 and a $2.0 million payment that was due on September 15, 2009 was divided into two payments of $1.0 million due on September 15, 2009 and October 15, 2009.

In early 2009, we entered into arrangements with various government entities to postpone until October 2009 criminal and civil payments (totaling $2.5 million) that otherwise would have been due in January 2009.

Borrowing under our accounts receivable line of credit was suspended when we defaulted under the agreement governing the Senior Notes, and the line of credit has not been reinstated. Our ability to draw down funds and sell shares under a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, requires the continued effectiveness of and ability to use the registration statement that we filed registering the resale of any shares issuable to Kingsbridge under the CEFF; however, we believe that the use of such registration statement may not be permitted under applicable SEC rules and guidance. Even if we are successful in taking the necessary steps to cause the resumption of the permitted use of such registration statement (as may be amended) in a timely manner, we are not be able to sell shares under the CEFF if the average price of our common stock is lower than $4.50 per share. We have not drawn down funds and have not issued shares of our common stock under the CEFF.

The financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. Our independent registered public accounting firm issued an opinion on our consolidated financial statements for the year ended December 31, 2008, that stated that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We have paid the overdue interest on our senior debt and, in light of the $7.0 million raised in July 2009, the cost reduction activities we have undertaken in the past year and our increased cash flows from product sales, we believe we will be able to fund our operations and meet all of our ongoing current financial obligations for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, which could require us to raise additional capital.

The sufficiency of our current cash resources will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR, as well as other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the headings “Our operations have generated negative cash flows and, if our cash flow estimates are incorrect, we may be required to secure additional funding, significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities, which could negatively affect our business and prospects”, “We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources which could increase the extent of any future losses” and “Our ability to use our net operating losses to offset taxes that would otherwise be due could be limited or lost entirely if we do not generate taxable income in a timely manner or if we trigger an “ownership change” pursuant to Section 382 of the Internal Revenue Code which, if we generate taxable income, could materially and adversely affect our business, financial condition, and results of operations”. We believe that we have cured all material defaults under the agreement governing the Senior Notes and that the holders of our Senior Notes no longer have the right to accelerate the repayment of the Senior Notes; however, if the holders of our Senior Notes do not agree with us, they could attempt to accelerate our obligations at any time. If we are not able to prevent such actions, we would not have sufficient cash to pay the principal amount on the Senior Notes, including a prepayment premium and any accrued but unpaid interest which would raise substantial doubt about our ability to continue as a going concern. If the holders of the Senior Notes were to seek to foreclose on our assets, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code.

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(6,208)	$(82,757)
Net cash provided by (used in) investing activities	825	(11,168)
Net cash (used in) provided by financing activities	(3,748)	42,182

Net decrease in cash and cash equivalents	$(9,131)	$(51,743)

Net cash used in operating activities during the six months ended June 30, 2009 and 2008, primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization and stock-based compensation expense in addition to the change in working capital. Net cash provided by investing activities during the six months ended June 30, 2009 primarily related to the release of restricted cash and the maturity of an investment in a marketable security partially offset by a payment for the purchase of rights to Luvox CR. Net cash used in investing activities during the six months ended June 30, 2008 primarily related to a milestone payment for the purchase of rights to Luvox CR, offset in part by the release of cash restricted under our previous senior secured note agreement. Net cash used in financing activities during the six months ended June 30, 2009 was attributable to the repayment of our line of credit. Net cash provided by financing activities during the six months ended June 30, 2008 was primarily attributable to net proceeds from the $40.0 million principal amount of senior secured notes we issued in March 2008.

Contractual Obligations

In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, the following table reflects a summary of material contractual obligations that have been modified or have been incurred during the first six months of 2009 and remain outstanding as of June 30, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Amounts due to Solvay (1)	$18,000	$7,000	$9,000	$2,000	$—
Operating lease obligation (2)	2,631	658	1,815	158

Total	$20,631	$7,658	$10,815	$2,158	$—

(1)

In February 2009, we amended our product license agreement with Solvay as a result of which the then existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR as well as the future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $1.0 million was paid in March 2009. In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR have reached a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. Since we cannot determine when or if this milestone will be achieved it is not included in the table above. In June 2009, we further amended our agreement with Solvay. Under the amendment, a $1.0 million payment that was due on June 15, 2009 was postponed until August 15, 2009 and a $2.0 million payment that was due on September 15, 2009 was divided into two payments of $1.0 million due on September 15, 2009 and October 15, 2009. In addition to the $3.0 million due in August, September and October 2009, $2.0 million is due in December 2009, $4.0 million is payable in 2010, $4.5 million is payable in 2011 and $4.5 million is payable in 2012. If payments are not made when due, the amount due in 2012 will be $5.0 million.

(2)	In June 2009, we entered into an amendment of the operating lease for our corporate office building located in Palo Alto, California. Under the amendment, which is effective September 1, 2009, the term of the lease has been extended by 36 months and the monthly base rent will change from its current rate of $67,964 per month to the following: $65,772 per month in the first twelve months, $74,542 per month in the second twelve months and $78,926 per month in the third twelve months. The lease is renewable through 2016, at our option. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property.

Related Parties

As of June 30, 2009, LB I Group Inc., an entity affiliated with Lehman Brothers Holdings Inc., holds $89.5 million of the principal amount of the Senior Notes and warrants to purchase 479,853 shares of common stock at an exercise price of $20.36 per share and warrants to purchase 470,836 shares of common stock at an exercise price of $14.23 per share. As of June 30, 2009, an affiliate of Kohlberg Kravis Roberts & Co. L.P. holds approximately $6.8 million of the principal amount of the Senior Notes and warrants to purchase 70,156 shares of common stock at an exercise price of $20.36 per share. No payments of interest under our Senior Notes were made during the six months ended June 30, 2009. As of June 30, 2009, we had accrued but unpaid interest of $14.6 million of which $11.0 million was owed to LB I Group Inc. and $835,000 was owed to an affiliate of Kohlberg Kravis Roberts & Co. L.P. On July 7, 2009, we paid the holders of the $119.5 million principal amount of Senior Notes the interest payments that were due under the Senior Notes on December 31, 2008, March 31, 2009 and June 30, 2009, at the applicable rate of interest, which represented a total of $14.6 million.

In the private placement we completed in July 2009, 1,858,486 shares of common stock and a warrant to purchase 929,243 shares of common stock were acquired by Longitude Venture Partners, L.P. and 37,248 shares of common stock and a warrant to purchase 18,624 shares of common stock were acquired by Longitude Capital Associates, L.P. In July 2009, Patrick G. Enright was elected to our Board of Directors as a condition to the closing of the private placement. Mr. Enright is a managing member of Longitude Capital Partners, LLC, the sole general partner of Longitude Venture Partners, L.P. and Longitude Capital Associates, L.P.

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

During the six months ended June 30, 2009, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and acting principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of June 30, 2009.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and acting principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met. We continue to implement and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

We may not be able to successfully increase sales of Xyrem or Luvox CR in the U.S., which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

An increase in revenue from sales of our commercial products in 2009 is a critical part of our budget for 2009. We cannot assure you that Xyrem or Luvox CR prescriptions will increase at the level estimated in our budget, or at all. Sales and prescriptions of Xyrem increased in 2008 and during the first two quarters of 2009; however, cataplexy and excessive daytime sleepiness associated with narcolepsy are orphan conditions, which means that a relatively limited number of people suffer from those conditions. We significantly increased the price of Xyrem during the past year. While the increases do not appear to have negatively affected sales of the product, we cannot assure you that this or future price increases will not negatively affect sales of Xyrem. In July 2009, our orphan drug exclusivity for Xyrem for cataplexy in patients with narcolepsy expired and we cannot assure you that a generic equivalent will not be introduced for that indication in the future. If sales of Luvox CR do not increase as expected, they may not cover the payments due to Solvay under our license agreement for Luvox CR plus the cost to manufacture, market and sell the product and our Phase IV clinical trial commitment to the FDA. If sales of Xyrem and Luvox CR do not increase as expected, we may be required to further reduce our operating expenses, decrease our efforts in support of Luvox CR or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our only product candidate currently in Phase III clinical development is JZP-6 for the treatment of fibromyalgia. Although we believe the Phase III pivotal clinical trials have shown JZP-6 to be safe and effective for the treatment of fibromyalgia, the FDA or foreign regulatory authorities may not approve JZP-6 for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

We are currently developing JZP-6 for the treatment of fibromyalgia. Our Phase III clinical program for JZP-6 includes two Phase III pivotal clinical trials. Although we received statistically significant positive results from both of our Phase III pivotal clinical trials and believe our results show JZP-6 to be safe and effective for the treatment of fibromyalgia, we do not know if the FDA will agree with our interpretation of the results or whether the FDA and other regulatory authorities will approve JZP-6 for the treatment of fibromyalgia. Even if the FDA or other regulatory authorities approve JZP-6 for the treatment of fibromyalgia, we cannot assure you that the approval will not include additional restrictions on the label that could make JZP-6 less attractive to physicians and patients than other products that may be approved for the treatment of fibromyalgia, which could limit potential sales of JZP-6. Further, although JZP-6 has the same active pharmaceutical ingredient as Xyrem, which has been approved by the FDA for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy, this does not assure approval by the FDA, or any other regulatory authorities, of this active pharmaceutical ingredient for the treatment of fibromyalgia. A failure to obtain FDA or other regulatory approval of JZP-6 for fibromyalgia patients could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Lyrica (pregabalin), marketed by Pfizer, Cymbalta (duloxetine), marketed by Eli Lilly, and Savella (milnacipran), marketed by Forest Laboratories, were approved by the FDA in June 2007, June 2008, and January 2009, respectively, for the treatment of fibromyalgia. With treatments for fibromyalgia already approved, the FDA may be less willing to approve JZP-6 for the treatment of fibromyalgia. There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the European Agency for the Evaluation of Medicinal Products, or EMEA, will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, in October 2008, April 2009 and July 2009 panels of European regulators recommended against approving Cymbalta, Lyrica and Savella, respectively, as treatments for fibromyalgia.

         Even if the FDA approves JZP-6 for the treatment of fibromyalgia, the FDA may require us to have a Risk Evaluation and Mitigation Strategy program, or REMS, which may be similar to the one we use for Xyrem. Under the Xyrem REMS, Xyrem must be distributed through a single central pharmacy. The central pharmacy must maintain physician and patient registries, and the product may not be stocked in retail pharmacies. Each physician and patient must be educated about the risks and benefits of the product before the physician can prescribe, or a patient can receive, Xyrem. Whenever a prescription is received by the central pharmacy, the central pharmacy must verify the prescription and obtain additional information by contacting the patient’s insurance company. The central pharmacy must also speak with the patient before it can ship any Xyrem to the patient. The central pharmacy must ship the product directly to the patient by a courier service, and the patient or his/her designee must sign for the package. The initial shipment may only be for a one month supply, and physicians may only prescribe up to six months of supply of Xyrem.

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

We depend upon UCB to market and promote Xyrem outside the U.S., and we are dependent upon our collaboration with UCB for the development and potential commercialization of JZP-6 for the treatment of fibromyalgia in major markets outside of the U.S.*

We have exclusively licensed to UCB the rights to market and promote Xyrem in 54 countries outside of the U.S. If UCB does not obtain regulatory approvals for and launch Xyrem in its licensed countries in the time frames we expect, or at all, our revenues would be adversely affected. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 for the treatment of fibromyalgia in the same territories that UCB has the right to market and promote Xyrem for patients with narcolepsy. There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the EMEA will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, in October 2008, April 2009 and July 2009 panels of European regulators recommended against approving Cymbalta, Lyrica and Savella, respectively, as treatments for fibromyalgia.

UCB has the right to terminate our collaboration on 12-months’ notice (or less in certain circumstances), and UCB may terminate its rights to JZP-6 for the fibromyalgia indication on six-months’ notice at any time prior to the receipt of marketing approval of JZP-6 for fibromyalgia in the European Union. We have relied in part on milestone payments from UCB to offset our development costs of JZP-6. If UCB terminates our collaboration or terminates its rights to JZP-6 for the fibromyalgia indication, we would need to find another party or parties to commercialize Xyrem and JZP-6 in UCB’s territories and may need to execute alternative financing plans to help fund our development of JZP-6. We may be unable to do either of these on acceptable terms, or at all, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

The DEA limits the quantity of certain Schedule I and II controlled substances that may be produced in the U.S. in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem and JZP-6, sodium oxybate, is a Schedule I controlled substance, our supplier of the active pharmaceutical ingredient and our product manufacturers must obtain DEA quotas in order to supply us with sodium oxybate, Xyrem and JZP-6. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate, Xyrem or JZP-6 exceed our supplier’s and contract manufacturer’s DEA quotas, our supplier and contract manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. In cooperation with our manufacturing partners, we sought and received significant increases in their 2007 quotas from the DEA for sodium oxybate, Xyrem and JZP-6 to satisfy the forecasted demand for Xyrem and to conduct our clinical studies of JZP-6. We did not succeed in obtaining the entire quota we requested for 2007 and 2008. We believe, although we cannot assure you, that our quota for 2009 will be sufficient to meet our commercial, clinical and development needs. The DEA has issued a preliminary quota for 2010 that is the same as that issued for 2009 but that is substantially less than the quota we believe we will need both to provide commercial supplies of Xyrem and to prepare for the commercial launch of JZP-6. We are in discussion with the DEA concerning the 2010 quota; however, if we are not successful in changing the quota before it becomes final we would have to petition for a change to the quota which could delay the commercial launch of JZP-6. In the future and in cooperation with our procurement and manufacturing partners, we will continue to seek increased quotas to satisfy our clinical and commercial needs. However, we may not be successful in obtaining increased quotas from the DEA, and without sufficient DEA quotas, there could be shortages of Xyrem, JZP-6 or sodium oxybate for the marketplace or for use in our clinical studies, or both.

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

Even if our product candidates are approved for sale by the appropriate regulatory authorities, physicians may not prescribe our products, in which case we would not generate the revenues we anticipate. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

•	the clinical indications for which a product is approved, including any potential additional restrictions placed upon the product in connection with its approval;

•	prevalence of the disease or condition for which the product is approved and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the availability of adequate reimbursement by third parties.

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

Our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we may. For example, other major pharmaceutical companies have completed or we believe are close to completing Phase III clinical trials of product candidates for the treatment of fibromyalgia, and these are large pharmaceutical companies with far greater resources than we have. Three of these product candidates have received FDA approval and have already reached the market. These treatments, as well as other product candidates that may reach the market before JZP-6, may be better accepted by physicians and patients. Thus, even if we are able to obtain and maintain FDA approval of JZP-6 for the treatment of fibromyalgia, JZP-6 may not result in significant commercial revenues for us.

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

If generic products that compete with any of our products are approved, sales of our products may be adversely affected.*

         Our products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of our products or because our protection has expired or is not sufficiently broad. The FDA had granted orphan drug exclusivity for Xyrem until July 2009 for cataplexy in patients with narcolepsy, and has granted orphan drug exclusivity for Xyrem until November 2012 for excessive daytime sleepiness in patients with narcolepsy. Because our orphan drug exclusivity periods for Xyrem expire separately for each indication, other companies could possibly introduce generic equivalents of Xyrem for that indication if the generic equivalents do not infringe our existing patents covering Xyrem. Now that our orphan drug exclusivity period for Xyrem for the treatment of cataplexy expired in July 2009, prescriptions for Xyrem for excessive daytime sleepiness in patients with narcolepsy, or if approved by the FDA, JZP-6, could possibly be filled with generic equivalents that are granted approval for the treatment of cataplexy in patients with narcolepsy, even if the patient is diagnosed with excessive daytime sleepiness or fibromyalgia.

Patent protection is not available for the active pharmaceutical ingredient in most of our products and product candidates, including Xyrem, Luvox CR and JZP-6. Although Xyrem is covered by patents expiring in 2019 and 2020 with claims covering the formula and process for manufacturing our commercial formulation of Xyrem, JZP-6 is covered by a patent expiring in 2017 with claims covering the use of JZP-6 in patients with fibromyalgia] and Luvox CR is covered by a patent covering the orally administered formulation of extended-release fluvoxamine, it is possible that other companies could manufacture generic equivalents of Xyrem, JZP-6 and Luvox CR in ways that are not covered by the claims of these patents.

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

In November 2008, we reduced the size of our sales force as a result of the lower than expected demand for Luvox CR. Each of our remaining sales representatives is now responsible for a larger territory than he or she was responsible for prior to the reduction in force. Our potential future commercial products, including JZP-6, may require expansion of our sales force and sales support organization, and we will need to commit significant additional funds, management and other resources to the growth of our sales organization before the commercial launch of those product candidates. We may not be able to achieve the necessary growth in a cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel which our recent reduction in force of our sales force may make more difficult. Turnover in our sales force could negatively affect sales of our products. If we elect to rely on third parties to sell our products in the U.S., we may receive less revenue or incur more expense than if we sold our products directly. In addition, we may have little or no control over the sales efforts of those third parties. If we are unable to appropriately size our sales force or collaborate with third parties to sell our products, our ability to generate revenues would be adversely affected.

If we fail to retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.*

         Our success depends in part on our continued ability to retain and motivate highly qualified personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our executive management team. The loss of services of any one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our key activities. We do not carry “key person” insurance. Any member of our executive management team and any other key employees may terminate his or her employment at any time without notice and without cause or good reason. In the last year, two of our senior executives have left the company.

In June 2008, we reduced the number of non-sales employees in our company in connection with efforts to focus, in the near term, on our commercial products and later-stage product candidates. In November 2008, we significantly reduced the number of sales representatives. In December 2008, we further reduced the number of non-sales employees in our company. These reductions in force may negatively affect our ability to retain or attract talented employees. Competition for qualified personnel in the life sciences industry has historically been intense. If we need to hire additional personnel to expand our development, clinical and commercial activities, or to support those activities, we may not be able to attract and retain quality personnel on acceptable terms.

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

In 2008, the FDA announced that, in light of staffing issues, it has given its managers discretion to miss Prescription Drug User Fee Act, or PDUFA, deadlines for completing reviews of NDAs. If the FDA were to miss a PDUFA deadline for JZP-6 or one of our other products, delaying the approval and launch, the delay could have a material adverse effect on our business.

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

There have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. For example, a final rule published by the Department of Defense, or DoD, in March 2009 under the National Defense Authorization Act of 2008, establishes a program under which DoD will seek rebates from pharmaceutical manufacturers on all prescriptions of covered prescription drugs filled under the TRICARE retail pharmacy program from January 28, 2008 forward, unless DoD agrees to a waiver or compromise of amounts due. Additionally, under the final rule, to remain eligible for inclusion on the DoD Uniform Formulary, a pharmaceutical manufacturer must enter into a pricing agreement under which it agrees to pay rebates to DoD on TRICARE retail pharmacy utilization on a prospective basis. These changes could impact our ability to maximize revenues in the Federal marketplace. In addition, Congress currently is considering health care reform legislation that would affect the prices of our products under certain health care programs. These proposals include expanding the 340B drug pricing program to allow additional types of health care providers to purchase drugs at significant discounts and to require those discounts on inpatient drugs as well, increasing the minimum Medicaid drug rebate percentage, expanding Medicaid rebate liability to drugs purchased under Medicaid managed care contracts, increasing the Medicaid rebate on new formulations of existing drugs, and requiring Medicaid rebates to be paid on drugs provided to certain enrollees in the Medicare Part D prescription drug benefit.

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. Congress has recently been discussing and may be in the process of enacting healthcare reform, which, if enacted, could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

Risks Relating to Our Financial Condition

We believe that we have cured all material defaults on our senior debt and that the holders of our senior debt no longer have the right to accelerate our obligations; however, if the holders of our senior debt do not agree with us, they could attempt to accelerate our obligations at any time which, if we are not able to prevent such actions and therefore they are able to accelerate our obligations, would raise substantial doubt about our ability to continue as a going concern, could result in their seeking to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code, and, in that event, stockholders may not receive any value for their shares.*

In July 2009, we paid to the holders of our $119.5 million principal amount of senior secured notes, or the Senior Notes, the interest payments that were due, but not paid, in December 2008 and March and June 2009 and delivered to the holders of the notes financial statements for the quarter ended June 30, 2009, which indicated that Jazz Pharmaceuticals had achieved as of June 30, 2009 net product sales at the level required to suspend its prior obligation to maintain a minimum cash balance in an account that is pledged to the collateral agent for the Senior Notes. The requirement to maintain the account was triggered in May 2009 after the filing of our Form 10-Q for the quarter ended March 31, 2009, and Jazz Pharmaceuticals did not, in May 2009, establish the required restricted cash account. We believe that we have cured all material defaults under the Senior Secured Note and Warrant Purchase Agreement, or the Senior Note Agreement and that the holders of our Senior Notes no longer have the right to accelerate our obligations.

It is possible that the holders of our Senior Notes will not agree with us that all material defaults under the Senior Note Agreement have been cured and that they no longer have the right to accelerate our obligations. The holders of at least 50% in principal amount of the Senior Notes, or the Majority Holders, may attempt to accelerate the Senior Notes and declare all of the Senior Notes to be immediately due and payable. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Senior Notes, including a prepayment premium, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the Senior Notes in full. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements as of and for the year ended December 31, 2008 that states that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The holders of our Senior Notes have a first priority security interest in all of our assets other than inventory and accounts receivable and, in the event of an acceleration of the obligations under the Senior Notes and our failure to pay the amount that would then become due, the Majority Holders could seek to foreclose on our assets. If we are not able to prevent such actions, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, stockholders may not receive any value for their shares.

We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources, which could increase the extent of any future losses.*

We have incurred significant net losses since our inception in 2003, and we may continue to incur net losses in the future. Our independent registered accounting firm issued an opinion on our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that states that our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern.

To grow our business in the future, we will need to commit substantial resources to costly and time-consuming product development and clinical trials of our product candidates and significant funds to our commercial operations. Our future capital requirements will depend on many factors, including:

•	the amount of sales and other revenues from our commercial products, including selling prices for products that we may begin selling and price increases for our current products;

•	market acceptance of and the number of prescriptions written for our products;

•	selling and marketing costs associated with Xyrem and Luvox CR in the U.S.;

•	revenues from current and potential future development and/or commercial collaboration partners, in particular our current partnership with UCB;

•	our ability to properly prepare and timely file our New Drug Application for JZP-6;

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

Our operations have generated negative cash flows, and, if our cash flow estimates are incorrect, we may be required to secure additional funding, significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities which could negatively affect our business and prospects.*

While we believe we will be able to fund our operations and meet all of our ongoing current financial obligations for at least the next 12 months, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources. The sufficiency of our current cash resources, and our potential need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR. If we are unable to raise sufficient additional funds when or if needed, we would be required to further reduce operating expenses. Furthermore, any additional funds we may raise could be on terms that are not favorable to us and may be dilutive to existing stockholders.

We have reduced the net cash used in our operations by implementing three reductions in force in 2008 and focusing our efforts on our commercial products and JZP-6. We cannot predict with certainty the level of our product sales. If product sales do not meet our expectations and/or we do not raise additional funds, we will need to further reduce our expenditures, perhaps significantly, to preserve our cash. The cost-cutting measures we have taken and may take in the future may not be sufficient to enable us to meet our cash requirements or for us to reach profitability, and they may negatively affect our business and prospects.

We have a substantial amount of debt, which may adversely affect our cash flows and our ability to operate our business.*

There is currently outstanding $119.5 million principal amount of the Senior Notes. Our substantial debt combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general United States and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially adversely affect our business, financial condition, results of operations and growth prospects. In addition, in the event of a default, the holders of our Senior Notes could accelerate, or demand immediate repayment of, all or a portion of our debt, including if annualized net sales of our products fall below certain specified levels following the occurrence of certain events, or if we are unable to comply with certain of the other Senior Notes covenants, including the timely payment of quarterly interest installments. Any such acceleration would have a material adverse effect on our business, financial condition and results of operations. If we do not have sufficient funds to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner or at all. In addition, our ability to refinance any amounts that may become accelerated or to secure waivers from the lenders with respect to compliance with the Senior Note covenants may be adversely affected by our prior default under the Senior Notes and the September 2008 filing by Lehman Brothers Holdings, Inc., the indirect parent of LB I Group Inc., the largest holder of our Senior Notes, for protection under Chapter 11 of the U.S. Bankruptcy Code. The holders of the Senior Notes have a first priority security interest in all of our assets other than inventory and accounts receivable and, in the event of a future event of default, the noteholders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code.

The terms of our debt could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

The terms of our Senior Notes currently contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt includes covenants, including requirements that we:

•	generally not borrow additional amounts without the approval of our lenders;

•	dispose of certain assets only in accordance with the terms of our existing senior secured debt;

•	not impair our lenders’ security interests in our assets;

•	repay an additional portion of the debt early under certain circumstances; and

•	maintain restricted cash balances under certain circumstances.

Our ability to use our net operating losses to offset taxes that would otherwise be due could be limited or lost entirely if we do not generate taxable income in a timely manner or if we trigger an “ownership change” pursuant to Section 382 of the Internal Revenue Code which, if we generate taxable income, could materially and adversely affect our business, financial condition, and results of operations.*

We have significant net operating loss carryforwards, or NOLs. Our ability to use our net operating losses to offset taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, if ever, we will be able to generate future taxable income. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. If we generate taxable income, the loss of some or all of our NOLs could materially and adversely affect our business, financial condition, results of operations and growth prospects.

In connection with our recent sale of shares of our common stock, most of our significant stockholders entered into a NOL Preservation Lock-up Agreement with us. The NOL Preservation Lock-up Agreement restricts transferability of shares of our common stock by the stockholders who entered into the agreement until June 2011, unless terminated earlier with our consent, in order to minimize the risk that we will undergo an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code prior to that time. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties. Although the NOL Preservation Lock-up Agreement is intended to minimize the risk of such an “ownership change” we cannot assure you that such an ownership change will not occur. In addition, we have not requested a ruling from the Internal Revenue Service, or IRS, regarding whether we have effectively preserved our NOLs, and we cannot ensure that the IRS will agree that our NOLs have been effectively preserved for purposes of Section 382.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Although recently the trading price and average volume of our common stock has increased, historically our common stock has had a very low average trading volume and our stockholders may not be able to sell any or all of their holdings quickly or at all. The price of our stock has also fluctuated significantly since the beginning of 2009 and we cannot predict if it will continue to do so. In addition, the stock market in general and the market for life sciences companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

The following factors, in addition to other risks described herein, may have a significant effect on our common stock market price:

•	the success of Xyrem and Luvox CR in the U.S.;

•	conditions or trends in the pharmaceutical industry, the credit and financial markets or the U.S. and worldwide economy in general;

•	our financial situation, including our ability or inability to raise additional capital if needed and the terms on which we raise it;

•	the failure or delay by the DEA in providing sufficient quotas for sodium oxybate, Xyrem or JZP-6;

•	the success of our development efforts and clinical trials;

•	our ability to properly prepare and timely file our New Drug Application for JZP-6;

•	announcement of FDA approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA review process;

•	the ability of Elan to provide us with sufficient commercial supply of Luvox CR;

•

actual or expected fluctuations in our operating results, including as a result of fluctuating demand for our commercial products as a result of purchases by wholesalers in connection with product launches, stockpiling or inventory drawdowns by our customers, or otherwise;

•	changes in the market prices for our products;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	the filing of, and thereafter the possible approval of an abbreviated new drug application for a generic form of Xyrem

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of product innovations by us, our partners or our competitors;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements;

•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in the market valuation of similar companies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

Our common stock was recently at risk for delisting from The NASDAQ Global Market and may be again in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.*

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. Although the trading price of our common stock is currently above $1.00 per share, the closing bid price of our common stock earlier in 2009 was well below $1.00. These requirements also include maintaining a minimum market value of publicly held shares, and, although as of August 3, 2009 we now meet this requirement, earlier in 2009, we did not. There can be no assurance that we will continue to meet these requirements in the future, and, if we do not, it is possible that NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Future sales of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 3, 2009, we had 30,971,025 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 and restrictions under our NOL Preservation Lock-up Agreement.

As of August 3, 2009, the holders of up to approximately 18,312,159 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under investor rights agreements that we entered into with these holders. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. On March 17, 2008, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the expansion of our senior secured debt in March 2008. In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

We entered into a committed equity financing facility, or CEFF, on May 7, 2008 with Kingsbridge Capital Limited, or Kingsbridge. The perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. The registration rights agreement entered into in connection with the CEFF requires that we use commercially reasonable efforts to ensure that the registration statement in connection with the CEFF remains effective for the term of such agreement. We have not drawn down funds and have not issued shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. Our ability to draw down funds and sell shares under the CEFF requires the continued effectiveness of and the ability to use the registration statement that we filed registering the resale of any shares issuable to Kingsbridge under the CEFF; however, we believe that the use of such registration statement may not be permitted under applicable SEC rules and guidance. Even if we are successful in taking the necessary steps to cause the resumption of the permitted use of such registration statement (as may be amended) in a timely manner, we are not be able to sell shares under the CEFF if the average price of our common stock is lower than $4.50 per share.

Pursuant to the terms of an investor rights agreement dated July 7, 2009 we entered into in connection with the private placement completed on July 7, 2009, we agreed to file a registration statement under the Securities Act on or prior to August 15, 2009 registering the resale of the 1,895,734 shares of common stock we issued to the investors pursuant to a securities purchase agreement we entered into with the investors on July 6, 2009, as well as the 947,867 shares of common stock underlying the warrants we issued to the investors pursuant to the securities purchase agreement. In the event that a registration statement registering the resale of all of the 2,843,601 shares held by or issuable to the investors has not been declared effective by the SEC on or prior to November 15, 2009, we may be subject to the payment of liquidated damages to the investors. In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the investors are entitled to notice of the registration and are entitled to include, at our expense, their shares of common stock in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of August 3, 2009, our executive officers and directors, together with their respective affiliates, beneficially owned approximately 65.2% of our capital stock, of which approximately 4.1% was beneficially owned by our executive officers. Accordingly, our executive officers and directors together with their respective affiliates are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

Our business requires significant funding, and we currently invest more in product development than we earn from sales of our products. In addition, the agreements governing our debt restrict our ability to pay dividends on our common stock. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently plan to invest all available funds and future earnings in the development and growth of our business and in the payment of our obligations. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 5.	Other Information.

We have not yet determined the date of our 2009 annual meeting of stockholders, but will inform our stockholders of such date as soon as practicable. To be considered for inclusion in the proxy materials for our 2009 annual meeting of stockholders, all applicable requirements of Rule 14a-8 promulgated under the Securities Exchange Act of 1934 must be satisfied and such proposals must be received by us not later than August 31, 2009. Such proposals should be delivered to Jazz Pharmaceuticals Inc., Attn: Secretary, 3180 Porter Drive, Palo Alto, California 94304. Stockholders wishing to submit proposals or director nominations that are not to be included in the proxy statement for our 2009 annual meeting of stockholders must do so no later than the close of business on the later of the 90th day prior to our 2009 annual meeting of stockholders or the tenth day following the day on which the date of our 2009 annual meeting of stockholders is first publicly announced. Stockholders are also advised to review Jazz Pharmaceuticals’ bylaws, which contain additional advance notice requirements, including requirements with respect to advance notice stockholder proposals and director nominations.

Item 6.	Exhibits.

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein.

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(7)

4.7	Form of Registered Direct Common Warrant.(8)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein.(9)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009.(9)

4.9B	Investor Rights Agreement, dated July 7, 2009, by and between the Registrant and the other parties named therein.(10)

10.86	First Amendment of Lease, dated June 1, 2009, by and between the Registrant and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University.(11)

10.87	Securities Purchase Agreement, dated July 6, 2009, by and between the Registrant and the purchasers listed on the signature pages thereto.(9)

10.89	Form of Indemnification Agreement.(9)

10.90	Amendment No. 5 to License Agreement, dated as of June 23, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(10)	Incorporated herein by reference to Exhibit 10.88 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(11)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009

Jazz Pharmaceuticals, Inc.

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joan E. Colligan
Joan E. Colligan
Acting Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein.

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(7)

4.7	Form of Registered Direct Common Warrant.(8)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein.(9)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009.(9)

4.9B	Investor Rights Agreement, dated July 7, 2009, by and between the Registrant and the other parties named therein.(10)

10.86	First Amendment of Lease, dated June 1, 2009, by and between the Registrant and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University.(11)

10.87	Securities Purchase Agreement, dated July 6, 2009, by and between the Registrant and the purchasers listed on the signature pages thereto.(9)

10.89	Form of Indemnification Agreement.(9)

10.90	Amendment No. 5 to License Agreement, dated as of June 23, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(10)	Incorporated herein by reference to Exhibit 10.88 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(11)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.