Form 10-Q
period 2009-09-30
JAZZ PHARMACEUTICALS INC
filed 2009-11-06
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009, 30,992,088 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

In this report, “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: Xyrem® (sodium oxybate) oral solution; Luvox CR® (fluvoxamine maleate) Extended-Release Capsules; and Luvox® (fluvoxamine). This report also includes other trademarks, service marks, and trade names of other companies.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12,230	$24,903
Restricted cash	950	1,913
Marketable securities	—	1,004
Accounts receivable, net of allowances of $227 and $176 at September 30, 2009 and December 31, 2008, respectively	9,202	6,643
Inventories	4,532	4,788
Prepaid expenses	1,969	2,366
Other current assets	261	2,382

Total current assets	29,144	43,999
Property and equipment, net	1,444	2,514
Intangible assets, net	31,915	32,526
Goodwill	38,213	38,213
Other long-term assets	1,456	246

Total assets	$102,172	$117,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,240	$5,736
Accrued liabilities	21,370	19,024
Line of credit	3,000	3,875
Senior secured notes (including $6,747 pertaining to related parties at December 31, 2008)	—	118,534
Purchased product rights liability	6,000	14,000
Deferred revenue	2,500	12,322

Total current liabilities	38,110	173,491
Deferred rent	7	—
Purchased product rights liability, noncurrent	10,000	—
Deferred revenue, noncurrent	10,476	11,330
Liability under government settlement, noncurrent	10,658	13,063
Senior secured notes (including $6,571 pertaining to related parties at September 30, 2009)	115,363	—
Common stock subject to repurchase	—	12,492
Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock	3	3
Additional paid-in capital	430,852	407,923
Accumulated other comprehensive income	—	4
Accumulated deficit	(513,297)	(500,808)

Total stockholders’ deficit	(82,442)	(92,878)

Total liabilities and stockholders’ deficit	$102,172	$117,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$29,992	$17,022	$77,789	$45,757
Royalties, net	532	440	1,522	1,308
Contract revenues	285	284	10,854	854

Total revenues	30,809	17,746	90,165	47,919
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	2,338	5,525	6,856	10,619
Research and development	7,644	12,149	30,244	55,274
Selling, general and administrative	15,061	24,329	42,934	91,218
Amortization of intangible assets	2,057	3,487	5,611	9,454

Total operating expenses	27,100	45,490	85,645	166,565

Income (loss) from operations	3,709	(27,744)	4,520	(118,646)
Interest income	2	353	29	1,700
Interest expense (including $296 and $288 for the three months ended September 30, 2009 and 2008, respectively, and $937 and $880 for the nine months ended September 30, 2009 and 2008, respectively, pertaining to related parties)	(5,384)	(5,355)	(17,034)	(14,377)
Other income (expense), net	1	19	(4)	6
Gain on sale of product rights	—	3,918	—	3,918

Net loss	$(1,672)	$(28,809)	$(12,489)	$(127,399)

Net loss per share:
Basic and diluted	$(0.05)	$(1.07)	$(0.42)	$(5.12)

Weighted-average common shares used in computing net loss per share:
Basic and diluted	30,895	27,025	29,635	24,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(12,489)	$(127,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,103	1,760
Amortization of intangible assets	5,611	9,454
Loss on disposal of property and equipment	14	138
Senior secured notes, non-cash interest expense	1,849	1,435
Stock-based compensation expense	3,509	5,790
Gain on sale of product rights	—	(3,918)
Changes in assets and liabilities:
Accounts receivable	(2,559)	(1,297)
Inventories	252	(4,084)
Prepaid expenses and other current assets	1,039	(258)
Other assets	(274)	(341)
Accounts payable	(496)	3,758
Accrued liabilities	(4,902)	(5,108)
Deferred revenue	(10,676)	10,052
Deferred rent	7	—
Liability under government settlement	362	(1,428)

Net cash used in operating activities	(17,650)	(111,446)

Investing activities
Purchases of property and equipment	(47)	(1,665)
Purchases of product rights	(3,000)	(20,000)
Proceeds from sale of product rights	—	5,775
Decrease in restricted cash and investments	963	11,941
Transfer of restricted cash to marketable securities	—	(4,410)
Proceeds from maturities of marketable securities	1,004	3,411

Net cash used in investing activities	(1,080)	(4,948)

Financing activities
Proceeds from employee stock purchases and exercise of stock options	152	976
Net repayments of line of credit	(875)	(194)
Proceeds from private offerings, net of issuance costs	6,780	—
Proceeds from sale of senior secured notes and warrants, net of issuance costs	—	38,566
Repayment of senior secured notes	—	(504)
Proceeds from public offerings, net of issuance costs	—	24,512

Net cash provided by financing activities	6,057	63,356

Net decrease in cash and cash equivalents	(12,673)	(53,038)
Cash and cash equivalents, at beginning of period	24,903	102,945

Cash and cash equivalents, at end of period	$12,230	$49,907

Supplemental disclosure of non-cash investing and financing activities:
Liability for purchase of product rights	$5,000	$21,000
Warrants to purchase common stock issued in conjunction with unregistered sales of equity securities	$2,700	$—
Warrants to purchase common stock issued in conjunction with registered direct public offering	$—	$6,400
Warrants to purchase common stock issued in conjunction with senior secured notes	$—	$2,000
Warrants to purchase common stock issued in conjunction with equity financing facility	$—	$850
Common stock issued as employee bonuses	$—	$999

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. We have evaluated and disclosed all material subsequent events through the time of filing on November 6, 2009. Certain amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 have been reclassified to conform to the presentation for the nine months ended September 30, 2009. The reclassified amounts reflect the combining of the current and noncurrent portions of the liability under government settlement. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year. The consolidated financial statements include the accounts of Jazz Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Orphan Medical, LLC, or Orphan Medical, and JPI Commercial, LLC, or JPIC, after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

We have incurred significant losses from operations since our inception and as of September 30, 2009, we had cash and cash equivalents of $12.2 million.

The sufficiency of our current cash resources and our potential need for additional capital and the timing thereof will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR and our ability to use our net operating losses to offset taxes that would otherwise be due. In July 2009, we raised net proceeds of $6.8 million through a private placement and in September 2009 we borrowed $3.0 million under our amended accounts receivable line of credit. In light of the cost reduction activities we have undertaken in the past year, and our increased cash flows from product sales, we believe we will be able to fund our operations and meet all of our ongoing current financial obligations for at least the next 12 months. We have based our projection on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources. If our assumptions are incorrect, we may be required to further reduce our operating expenses or raise additional capital.

In the third quarter of 2009, we paid $14.6 million in accrued interest to the holders of the $119.5 million principal amount of senior secured notes, or Senior Notes, which satisfied quarterly interest payments that we had not previously made and we made our quarterly interest payment of $4.5 million due on September 30, 2009. We believe that we have cured all material defaults under the agreement with the holders of the Senior Notes, or Senior Note Agreement, and that the holders of our Senior Notes no longer have the right to accelerate the repayment of the Senior Notes; however, if the holders of our Senior Notes do not agree with us, they could attempt to accelerate our obligations under the Senior Notes at any time. The holders of our Senior Notes have a first priority security interest in all of our assets other than inventory and accounts receivable. If we were not able to prevent an acceleration of the Senior Notes, we would not have sufficient cash to pay the principal amount on the Senior Notes, including a prepayment premium and any accrued but unpaid interest.

In addition, we are subject to concentrations of credit risk and concentrations of supply risk discussed below, and risks and uncertainties that are inherent in our industry which includes regulatory risk and competition, including competition from generic pharmaceutical products.

We plan to submit a new drug application, or NDA, for our JZP-6 (sodium oxybate) product candidate by the end of 2009. The NDA will require approval of the U.S. Food and Drug Administration, or FDA, prior to commercial sales. The preparation of the NDA and the regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Concentration of Credit Risks

        We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, we have not experienced significant credit losses on our accounts receivable. Our five largest customers accounted for an aggregate of approximately 97% of gross accounts receivable as of both September 30, 2009 and December 31, 2008.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concentration of Supply Risk

We rely on certain sole suppliers for drug substance and certain sole manufacturing partners for each of our marketed products and certain of our product candidates. Any failure of these suppliers or partners to supply necessary quantities of Xyrem or Luvox CR could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenues from sales of Xyrem within the United States are recognized upon transfer of title, which occurs when our specialty pharmaceutical distributor, Express Scripts Specialty Distribution Services, Inc., or Express Scripts, removes product from our consigned inventory location at their facility for shipment to a patient. Prior to the sale of our rights to Antizol® (fomepizole) and Antizol-Vet® in August 2008, Antizol and Antizol-Vet were shipped to our wholesaler customers in the U.S. with free on board destination shipping terms, and we recognized revenues when delivery occurred. All of our international sales have customer acceptance clauses and therefore we recognize revenues when we are notified of acceptance or when the time to inspect and reject a shipment has lapsed.

Luvox CR was approved by the U.S. Food and Drug Administration, or FDA, in the first quarter of 2008 for the treatment of obsessive compulsive disorder and social anxiety disorder and we shipped initial stocking orders of product with an October 2009 expiration date to our wholesaler customers. Luvox CR is subject to rights of return six months prior to and up to twelve months after product expiration. Given our limited history of selling Luvox CR and the lengthy return policy, we are not able to reliably estimate expected returns of Luvox CR at the time of shipment, and therefore we recognize revenue when units are dispensed through prescriptions, at which point, we believe, the product is not subject to return. In order to estimate units dispensed, we purchase dispensing data from an independent prescription tracking service. We believe this data to be accurate and reliable and not subject to material adjustments. We recorded a deferred revenue liability related to shipments of Luvox CR of $1.4 million and $944,000 as of September 30, 2009 and December 31, 2008, respectively, which represents amounts paid by wholesaler customers in excess of revenue recognized, net of estimated wholesaler fees, discounts, chargebacks and certain rebates.

In the nine months ended September 30, 2009, we had recorded, as a reduction of revenues, a reserve of $1.2 million as a result of a final rule issued by the Department of Defense in March 2009 for potential rebates due for drugs sold by retail pharmacies to TRICARE beneficiaries on or after January 28, 2008. We requested a waiver from the Department of Defense for approximately $988,000 of the $1.2 million amount reserved and have not yet received a response. Of the total amount requested in our waiver, $596,000 relates to net product sales for the year ended December 31, 2008.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,672)	$(28,809)	$(12,489)	$(127,399)

Denominator:
Weighted-average common shares outstanding	30,895	27,902	29,635	25,773
Less: weighted-average common shares outstanding subject to repurchase	—	(877)	—	(878)

Weighted-average common shares used in computing net loss per share, basic and diluted	30,895	27,025	29,635	24,895

Net loss per share, basic and diluted	$(0.05)	$(1.07)	$(0.42)	$(5.12)

The following table represents the weighted-average shares of our common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warrants to purchase common stock	3,300	2,904	3,595	1,756
Options to purchase common stock	2,559	3,855	2,904	3,662
Common stock subject to repurchase	—	877	—	878
Restricted stock units	35	84	42	104

As of September 30, 2009, we had options to purchase 4,787,552 shares of common stock outstanding with a weighted average exercise price of $8.97 and a weighted average remaining contractual term of 8.0 years and 28,197 restricted stock units outstanding with a weighted average remaining contractual term of 1.4 years which had been granted to employees and members of our board of directors. As of September 30, 2009, we also had warrants outstanding as follows:

Warrants issued in conjunction with	Shares	Expiration Date	Exercise Price
$80.0 million Senior Notes	785,728	June 2012	$20.36
$40.0 million Senior Notes	562,192	March 2013	$14.23
Equity financing facility	220,000	November 2013	$11.20
Public offering	1,731,724	July 2014	$7.37
Private offering	947,867	July 2016	$4.00

Recently Adopted Accounting Standards

In April 2009, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance under which disclosures about fair value of financial instruments are required for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance require disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. Our adoption of the guidance did not have an impact on our results of operations and financial position.

In April 2009, the FASB issued authoritative guidance which amends the other-than-temporary impairment guidance for debt securities by requiring an entity to evaluate whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized. The guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of the guidance did not have an impact on our results of operations and financial position.

        In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly (i.e. distressed or forced). The guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of the guidance did not have an impact on our results of operations and financial position.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2009, the FASB issued authoritative guidance that requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements). The guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of the guidance did not have an impact on our results of operations and financial position.

In October 2009, the FASB issued authoritative guidance which amends the revenue recognition guidance to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence is not available. The guidance is effective beginning January 1, 2011. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our results of operations and financial position.

2. Inventories

The components of inventories were as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$2,382	$2,175
Work in process	662	156
Finished goods(1)	1,488	2,457

Total	$4,532	$4,788

(1)	Includes deferred cost of sales of $375,000 and $495,000 at September 30, 2009 and at December 31, 2008, respectively, for which the related revenue has been deferred.

3. Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at both September 30, 2009 and December 31, 2008. The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology—Xyrem	$39,700	$(17,799)	$21,901	$39,700	$(14,670)	$25,030
Developed technology—Luvox CR	9,700	(1,692)	8,008	4,700	—	4,700
Agreements not to compete	3,900	(3,328)	572	3,900	(2,743)	1,157
Trademarks	2,600	(1,166)	1,434	2,600	(961)	1,639

Total	$55,900	$(23,985)	$31,915	$50,900	$(18,374)	$32,526

During the nine months ended September 30, 2009, we recorded an addition of $5.0 million to the gross carrying amount of the intangible asset related to Luvox CR developed technology. See Note 9 for additional information regarding the increase in the intangible asset.

In response to a notice we received in August 2009 of the filing of an abbreviated new drug application with the FDA by a third party for a generic version of Luvox CR, we tested the intangible asset related to Luvox CR developed technology for impairment as of September 30, 2009. Based on the estimated undiscounted cash flows related to the asset, we determined that the asset was not impaired but that its remaining estimated useful life should be shortened. As of September 30, 2009, the carrying value of the asset is being amortized over its remaining estimated useful life of 2.7 years.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future amortization costs per year for our existing intangible assets other than goodwill as of September 30, 2009 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2009 (remaining portion)	$2,057
2010	7,825
2011	7,448
2012	5,696
2013	4,445

4. Fair Value Measurement

Cash, cash equivalents, restricted cash and marketable securities, all of which are considered available-for-sale, consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$8,108	$—	$—	$8,108
Money market funds	5,072	—	—	5,072

Total	$13,180	$—	$—	$13,180

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$1,161	$—	$—	$1,161
Obligations of U.S. government agencies	1,000	4	—	1,004
Other debt securities, primarily money market funds	25,655	—	—	25,655

Total	$27,816	$4	$—	$27,820

Since inception, there have been no material realized gains or losses on cash equivalents or marketable securities.

All marketable securities, which consist of obligations of U.S. government agencies, held as of December 31, 2008, had contractual maturities of less than one year. The marketable securities held at December 31, 2008 had no unrealized losses.

The following tables summarize, by major security type, our financial assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2009
	Cash	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Cash	$8,108	$—	$—	$8,108
Money market funds	—	5,072	—	5,072

Total	$8,108	$5,072	$—	$13,180

Amounts classified as cash and cash equivalents				$12,230
Amounts classified as restricted cash				950

Total				$13,180

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair value of our Senior Notes was estimated using a discounted cash flow analysis based on our estimated incremental borrowing rates for similar types of borrowing arrangements. As of September 30, 2009, the carrying amount of our Senior Notes was $115.4 million and the estimated fair value was $120.9 million. As of December 31, 2008, the carrying value of our Senior Notes was $118.5 million (including accrued interest). It was not practicable to estimate the fair value of our Senior Notes at December 31, 2008 because it was difficult to estimate the timing of cash flows under the Senior Notes and an appropriate discount rate due to the then existing default under the Senior Note Agreement.

5. Debt Obligations

Senior Secured Notes

We did not timely make the quarterly interest payment of $4.5 million that was due on December 31, 2008 or the quarterly interest payments of $5.1 million due on each of June 30, 2009 and March 31, 2009 to the holders of the Senior Notes which constituted events of default under our Senior Note Agreement and permitted LB I Group Inc., as the holder of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. As a result of the defaults, interest on the Senior Notes accrued on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009. On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. In addition, we had an event of default related to a requirement under the Senior Notes to maintain a restricted cash balance. This requirement was suspended as of July 7, 2009 based on the level of our annualized net sales as of June 30, 2009. On September 29, 2009, we paid the quarterly interest payment of $4.5 million to the holders of the Senior Notes which represented interest calculated at the default rate of 17% for the period from July 1 to July 7, 2009, and at the non-default rate of 15% for the remainder of the quarter.

We believe that we have cured all material defaults under the Senior Note Agreement and that the holders of the Senior Notes no longer have the right to accelerate repayment of the Senior Notes; however, if the holders of our Senior Notes do not agree with us, they could attempt to accelerate our obligations under the Senior Notes at any time. The Senior Notes are due on June 24, 2011.

Line of Credit

On September 30, 2009, we amended our existing accounts receivable line of credit agreement and borrowed $3.0 million. Pursuant to the terms of the amended agreement, we may borrow up to 75% of eligible accounts receivable up to a maximum of $3.0 million in borrowings subject to certain other limitations. The maximum may be increased to $15.0 million at the lender’s discretion. Borrowings under the line of credit are secured by a first priority security interest in our accounts receivable and inventory and bear interest at a variable rate which was 6.5% at September 30, 2009. In addition, a minimum monthly interest payment of $14,000 and a collateral monitoring fee up to 0.15% per month on the outstanding principal amount are payable. Borrowing under our line of credit had previously been suspended as a result of the events of default under our Senior Note Agreement.

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

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

agreements, the Agreement Date Fair Value of shares held by our executive officers was recorded as common stock subject to repurchase as such shares vested. In February 2009, all outstanding employment agreements expired and as a result, we reclassified the balance of $12.5 million from common stock subject to repurchase to additional paid-in capital.

Employee Stock Purchase Plan (ESPP), Stock Option Exercises and Vested Restricted Stock Units

In May 2009, we issued 149,939 shares of our common stock for proceeds of $127,000 under our ESPP.

On September 30, 2009, the Compensation Committee of our Board of Directors approved an increase in the number of shares available for issuance under our ESPP during any six month purchase period. Prior to the change, the aggregate number of shares available for issuance was 150,000 in any six month purchase period. Beginning with the purchase period that began on June 1, 2009, and for the following three purchase periods, the aggregate number of shares available for issuance will be 260,000 for each of those six month purchase periods. Subsequently, the aggregate number of shares available for issuance in any six month purchase period will be 175,000.

We issued 17,237 shares of common stock as a result of stock option exercises and the vesting of restricted stock units during the nine months ended September 30, 2009 for proceeds of $25,000.

Unregistered Sales of Equity Securities

On July 7, 2009, we completed a private placement of units consisting of an aggregate of 1,895,734 shares of common stock and warrants to purchase an aggregate of 947,867 shares of our common stock at a price of $3.6925 per unit for net proceeds of $6.8 million. The warrants are exercisable for $4.00 per share of common stock at any time through July 6, 2016. However, under the terms of a net operating loss preservation lock-up agreement, or NOL Lock-Up Agreement, the holders of these warrants agreed to restrictions on their ability to exercise the warrants until the earlier of 1) June 24, 2011; 2) immediately prior to certain change in control transactions; or 3) the date on which all stockholders that are a party to the NOL Lock-Up Agreement or we terminate the NOL Lock-up Agreement. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: a risk free rate of 3.12%, volatility of 92%, an expected term of 7.0 years and an expected dividend yield of 0%. The estimated fair value of the warrants of $2.7 million was recorded in stockholders’ deficit. Pursuant to the terms of an investor rights agreement dated July 7, 2009 that we entered into with the investors in the private placement, we agreed to file a registration statement under the Securities Act registering the resale of all 2,843,601 shares held by or issuable to such investors. In the event that a registration statement registering the resale of such shares has not been declared effective by the SEC on or prior to November 15, 2009, we may be subject to the payment of liquidated damages to such investors. No underwriting discounts or commissions, placement agent fees or similar fees were payable in connection with the issuance.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. The difference between comprehensive loss and net loss during both the nine months ended September 30, 2009 and 2008 represented the change in unrealized gains/losses on available-for-sale securities and was not significant.

8. Segment Information

We have determined that we operate in one business segment, which is the development and commercialization of pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Xyrem	$25,038	$14,234	$65,119	$37,980
Luvox CR(1)	4,954	1,957	12,670	2,671
Antizol and Antizol-Vet(2)	—	831	—	5,106

Total	$29,992	$17,022	$77,789	$45,757

(1)	Includes sales of the active pharmaceutical ingredient in Luvox CR of $126,000 and $253,000 in the three and nine months ended September 30, 2008, respectively.
(2)	We sold our rights to Antizol and Antizol-Vet in August 2008.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of total revenues including net product sales, royalties and contract revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$29,761	$16,401	$76,746	$44,286
Europe	1,044	720	13,066	2,148
All other	4	625	353	1,485

Total	$30,809	$17,746	$90,165	$47,919

The following table presents a summary of total revenues from significant customers as a percentage of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Express Scripts	81%	79%	71%	78%
UCB Pharma Limited(1)	*	*	14%	*

(1)	During the nine months ended September 30, 2009, we recognized a $10.0 million nonrefundable milestone payment (received from UCB Pharma Limited, or UCB, in July 2008) as revenue. See Note 10 for additional information.
*	Represented less than 10% of our total revenues.

9. In-Licensing Agreement

In February 2009, we amended our product license agreement with Solvay relating to the rights to market Luvox CR and Luvox in the U.S. such that the then existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $3.0 million has been paid ($1.0 million was paid in each of March, August and September 2009). As a result of the amendment, we recorded a $5.0 million liability and a corresponding increase in intangible assets in the nine months ended September 30, 2009 for our continuing right to market Luvox CR and Luvox in the U.S. In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR reach a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. We will recognize this obligation if and when it is probable that these conditions will be met. Under the amendments, future cash payments are equal to the carrying value of our obligation and, as a result, we did not recognize a gain and we did not record any expense related to the amended agreement.

In June 2009, we amended our agreement with Solvay to defer payments due in 2009. The following table presents a summary of our obligations as of September 30, 2009 (in thousands):

Amount Due	Due in
$3,000	2009
4,000	2010
4,500	2011
4,500	2012(1)

$16,000	Total

(1)	The $4.5 million amount due in 2012 assumes all previous payments are made when due. If payments are not made when due, the amount due in 2012 will be $5.0 million.

As of September 30, 2009, $6.0 million of the remaining amount due under the amended agreement was reported as a current liability and $10.0 million was reported as a noncurrent liability.

10. Collaboration and License Agreements

Under the terms of our agreement with UCB, UCB has the right to market Xyrem for the treatment of narcolepsy and JZP-6 for the treatment of fibromyalgia in 54 countries outside of the United States. During the nine months ended September 30, 2009, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, we

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recognized as revenue a $10.0 million nonrefundable milestone payment we received from UCB in July 2008 that was previously recorded as deferred revenue. In addition, we recognized contract revenues of $280,000 in each of the three months ended September 30, 2009 and 2008 and $840,000 in each of the nine months ended September 30, 2009 and 2008 related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

11. Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock units, phantom shares and awards under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$1,039	$1,284	$2,545	$4,236
Research and development	262	393	875	1,440
Cost of product sales	12	11	89	114

Total	$1,313	$1,688	$3,509	$5,790

Employee stock-based compensation expenses of $27,000 and $31,000 as of September 30, 2009 and December 31, 2008, respectively, were capitalized as a component of inventories and included in the condensed consolidated balance sheets.

Stock Options

During the three and nine months ended September 30, 2009, we granted options to employees and to members of our board of directors to purchase 109,900 and 2,679,000 shares of common stock, respectively. The weighted-average grant date fair value per share of options granted during the three months ended September 30, 2009 and 2008 was $4.02 and $4.48, respectively, and $1.06 and $4.94 for options granted during the nine months ended September 30, 2009 and 2008, respectively. The fair value of options granted was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average volatility	85%	60%	92%	59%
Weighted-average expected term (years)	5.7	5.9	6.1	6.1
Range of risk-free rates	2.6-3.1%	3.0-3.4%	1.8-3.1%	2.7-3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Phantom Shares

In August 2009, certain directors elected to defer receipt of their annual retainer fees to be paid in our common stock under our Directors’ Deferred Compensation Plan, and we recorded phantom shares equivalent to 38,432 shares of our common stock with a market value per share of $6.33. Total compensation cost related to phantom shares of common stock credited to the directors’ phantom stock accounts was approximately $243,000 for the three and nine months ended September 30, 2009 and $210,000 for the three and nine months ended September 30, 2008.

ESPP

On September 30, 2009, the Compensation Committee of our Board of Directors approved an increase in the number of shares available for issuance under our ESPP for the current purchase period and for the next three six-month purchase periods. The total compensation cost related to the increase not yet recognized as of September 30, 2009, was $3.0 million and will be recognized over the next 1.7 years.

12. Sale of Product Rights

In August 2008, we sold our rights to and interests in Antizol and Antizol-Vet for cash consideration of $5.5 million and existing inventory, raw materials and work in process for cash consideration of $275,000. In connection with this transaction, we recognized a gain on sale of product rights of $3.9 million. In addition, for the next three years, we are entitled to receive annual product payments equal to a specified percentage of net sales of Antizol and Antizol-Vet if sales reach certain thresholds, a portion of which would be payable to certain holders of the Senior Notes as partial prepayment of the outstanding principal of the Senior Notes.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Restructuring Expense

As part of a strategic decision to focus on our commercial products, JZP-6, our late-stage product candidate, and lower operating expenses, we recorded restructuring charges in 2008 totaling $3.5 million of which $708,000 was recorded as part of research and development expense and the remainder included in selling, general and administrative expense.

The following table represents adjustments made to our restructuring charges (in thousands):

	Employee Expenses(1)	Auto Lease Expenses(2)	Facility Expenses(3)	Total
Cumulative charge as of December 31, 2008	$2,139	$374	$950	$3,463
Adjustment to charges incurred in prior periods	(75)	(57)	—	(132)

Cumulative charge as of March 31, 2009	$2,064	$317	$950	$3,331
Adjustment to charges incurred in prior periods	(8)	(46)	—	(54)

Cumulative charge as of June 30, 2009	$2,056	$271	$950	$3,277

The following table represents activity in our restructuring accrual (in thousands):
	Employee Expenses(1)	Auto Lease Expenses(2)	Facility Expenses(3)	Total
Accrual as of December 31, 2008	$979	$374	$120	$1,473
Cash payments made during the three months ended March 31, 2009	(885)	(271)	(70)	(1,226)
Adjustment to charges incurred in prior periods	(75)	(57)	—	(132)

Accrual as of March 31, 2009	$19	$46	$50	$115
Cash payments made during the three months ended June 30, 2009	(11)	—	(50)	(61)
Adjustment to charges incurred in prior periods	(8)	(46)	—	(54)

Accrual as of June 30, 2009	$—	$—	$—	$—

(1)	Includes employee severance, health insurance premium and outplacement assistance expenses.
(2)	Includes auto lease termination expenses.
(3)	Includes excess facilities, property and equipment expenses.

There was no restructuring accrual activity during the three months ended September 30, 2009.

14. Commitments and Contingencies

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

We have agreed to indemnify our directors, executive officers and vice presidents for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe that the fair value of these indemnification obligations is not material. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2009 and December 31, 2008. We cannot assure you that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Amendment to Lease Agreement

        In June 2009, we amended the lease for our corporate office building located in Palo Alto, California. Under the amendment, which was effective September 1, 2009, the term of the lease has been extended by 36 months and the monthly base rent will change from its current rate of $67,964 per month to the following: $65,772 per month in the first twelve months, $74,542 per month in the second twelve months and $78,926 per month in the third twelve months. The lease is renewable through 2016, at our option. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We currently have no material ongoing litigation and are not aware of any claims that could lead to litigation that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

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

Our marketed products and late-stage product candidate are:

•

Xyrem (sodium oxybate) oral solution. Xyrem is the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both excessive daytime sleepiness and cataplexy in patients with narcolepsy. Narcolepsy is a chronic neurologic disorder caused by the brain’s inability to regulate sleep-wake cycles. According to the National Institutes of Health, 150,000 or more individuals in the U.S. are affected by narcolepsy. We promote Xyrem in the U.S. for its FDA-approved indications to sleep specialists, neurologists, pulmonologists and psychiatrists through our specialty sales force. We have significantly increased U.S. sales of Xyrem since acquiring the rights to Xyrem in June 2005. We have licensed the rights to commercialize Xyrem in 54 countries outside of the U.S. to UCB Pharma Limited, or UCB, and in Canada to Valeant Canada Limited, or Valeant. UCB currently markets Xyrem in 14 countries.

•

Luvox CR (fluvoxamine maleate) Extended-Release Capsules. Once-Daily Luvox CR was approved by the FDA for the treatment of both obsessive compulsive disorder and social anxiety disorder on February 28, 2008. We began promoting Luvox CR through our specialty sales force in April 2008. Luvox CR is a once-daily extended-release formulation of fluvoxamine, a selective serotonin reuptake inhibitor, or SSRI. According to the National Institute of Mental Health, obsessive compulsive disorder and social anxiety disorder affect approximately 2.2 million and 15 million adults in the U.S., respectively. Luvox CR was developed by Solvay Pharmaceuticals, Inc., or Solvay, in collaboration with Elan Pharma International Limited, or Elan. We obtained the exclusive rights to market and distribute Luvox CR in the U.S. from Solvay in January 2007. Solvay retained the rights to market and distribute Luvox CR outside of the U.S.

•

JZP-6 (sodium oxybate). We are developing sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. According to the American College of Rheumatology, between two and four percent of the U.S. population suffers from fibromyalgia. The program includes two Phase III pivotal clinical trials and a long term safety trial. In November 2008 and June 2009, we announced positive top-line results from our first and second Phase III pivotal clinical trials, respectively. The two randomized, double-blind, placebo-controlled studies demonstrated that sodium oxybate significantly decreased pain and fatigue and improved daily function and patient global impression of change, in patients with fibromyalgia. We plan to submit a new drug application, or NDA, for JZP-6 by the end of 2009. If our NDA is approved by the FDA, we expect to market JZP-6 in the U.S. to specialists who treat fibromyalgia patients, through an expanded specialty sales force and/or in partnerships with third parties. We have granted UCB the commercialization rights to JZP-6 in 54 countries outside of the U.S.

Our other product candidates in clinical development are JZP-8 (intranasal clonazepam), being developed for the treatment of recurrent acute repetitive seizures in epilepsy patients who continue to have seizures while on stable anti-epileptic regimens, JZP-4 (elpetrigine), being developed for the treatment of epilepsy and bipolar disorder, and JZP-7 (ropinirole gel), being developed for the treatment of restless legs syndrome. We do not anticipate significant additional development progress on JZP-8, JZP-4 or JZP-7 unless or until we partner a program or otherwise obtain additional funding that we believe is sufficient to continue a program’s development.

We did not timely make the quarterly interest payment of $4.5 million that was due on December 31, 2008 or the quarterly interest payments of $5.1 million due on each of June 30, 2009 and March 31, 2009 to the holders of the $119.5 million principal amount of senior secured notes, or the Senior Notes, which constituted events of default under our agreement with the holders of the Senior Notes, or Senior Note Agreement, and permitted LB I Group Inc., as the holder of more than 50% of the principal amount outstanding, to accelerate payment of the Senior Notes. As a result of the default, interest on the Senior Notes accrued on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009. On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. On September 29, 2009, we paid our quarterly interest payment of $4.5 million to the holders of the Senior Notes which represented interest calculated at the default rate of 17% for the period from July 1 to July 7, 2009, and at the non-default rate of 15% for the remainder of the quarter.

On July 7, 2009, we completed a private placement of units consisting of 1,895,734 shares of common stock and warrants to purchase 947,867 shares of our common stock at a price of $3.6925 per unit, for net proceeds of $6.8 million.

Revenues

Product Sales, Net

The following is a summary of our product sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Xyrem	$25,038	$14,234	$65,119	$37,980
Luvox CR(1)	4,954	1,957	12,670	2,671
Antizol and Antizol-Vet(2)	—	831	—	5,106

Total	$29,992	$17,022	$77,789	$45,757

(1)	Includes sales of the active pharmaceutical ingredient in Luvox CR of $126,000 and $253,000 in the three and nine months ended September 30, 2008, respectively.
(2)	We sold our rights to Antizol® (fomepizole) and Antizol-Vet® in August 2008.

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

Royalties, Net

We receive royalties primarily from international distributors of our products, typically based on their net sales of our products. Royalty income was $532,000 and $440,000 in the three months ended September 30, 2009 and 2008, respectively, and $1.5 million and $1.3 million in the nine months ended September 30, 2009 and 2008, respectively. Although we do not expect royalty revenues to comprise a substantial portion of our revenues, we expect royalty revenues to increase as sales of Xyrem by UCB increase.

Contract Revenues

Almost all of our contract revenues consist of upfront or milestone payments received from UCB. During the nine months ended September 30, 2009, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, we recognized as revenue a $10.0 million nonrefundable milestone payment we received from UCB in July 2008 that was previously recorded as deferred revenue. In addition, we recognized contract revenues of $280,000 in each of the three months ended September 30, 2009 and 2008 and $840,000 in each of the nine months ended September 30, 2009 and 2008 related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

Research and Development Expenses

Conducting a significant amount of research and development has been central to our business model. Since our formation in 2003 through September 30, 2009, we incurred approximately $288.8 million in research and development expenses. In the latter part of 2008, in order to preserve our cash resources, we significantly curtailed our investment in research and development programs other than JZP-6. Our ability to invest in research and development is dependent upon our obtaining additional cash resources.

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

We designate development projects to which we have allocated significant research and development resources with the term “JZP” and a unique number. Earlier-stage development and product lifecycle extension projects are included in “Terminated and other projects” in the following table. Early product concept feasibility studies and other research activities are included in “R&D support” in the following table. The expenditures summarized in the following table reflect costs directly attributable to each development candidate and to our “Terminated and other projects.” We do not allocate salaries, benefits or other indirect costs to our development candidates or “Terminated and other projects,” but include these costs in “R&D support” in the following table. The following table summarizes our research and development expenses for the nine months ended September 30, 2009 and for JZP projects currently under development and Luvox CR from project inception through September 30, 2009 (in thousands):

	Project Inception to September 30, 2009	Nine Months Ended September 30, 2009
JZP-6	$92,399	$19,975
JZP-4	22,189	68
Luvox CR(1)	9,676	—
JZP-7	8,497	694
JZP-8	6,634	339
Terminated and other projects		312
R&D support		8,856

Total		$30,244

(1)	Our research and development expenses for Luvox CR consisted primarily of expenses in connection with the scale-up for commercial manufacturing of Luvox CR, including the cost of inventory manufactured prior to FDA approval on February 28, 2008. Expenses subsequent to FDA approval were either expensed as part of cost of product sales as a period expense or capitalized in inventory.

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

Intangible Assets

In February 2009, we amended our product license agreement with Solvay for the rights to market Luvox CR and Luvox in the U.S. such that the then existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR and future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million. As a result we recorded an addition of $5.0 million to the gross carrying amount of the intangible asset related to Luvox CR developed technology during the nine months ended September 30, 2009.

In response to a notice we received in August 2009 of the filing of an abbreviated new drug application with the FDA by a third party for a generic version of Luvox CR, we tested the intangible asset related to Luvox CR developed technology for impairment as of September 30, 2009. Based on the estimated undiscounted cash flows related to the asset, we determined that the asset was not impaired but that its remaining estimated useful life should be shortened. As of September 30, 2009, the carrying value of the asset is being amortized over its remaining estimated useful life of 2.7 years.

Stock-Based Compensation

On September 30, 2009, the Compensation Committee of our Board of Directors approved an increase in the number of shares available for issuance under our ESPP for the current purchase period and for the next three six-month purchase periods. The total compensation cost related to the increase not yet recognized as of September 30, 2009, was $3.0 million and will be recognized over the next 1.7 years.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008			2009	2008
	(In thousands)				(In thousands)
Product sales, net	$29,992	$17,022	$12,970	76%	$77,789	$45,757	$32,032	70%
Royalties, net	532	440	92	21%	1,522	1,308	214	16%
Contract revenues	285	284	1	0%	10,854	854	10,000	N/A (1)
Cost of product sales (excluding amortization of acquired developed technology)	2,338	5,525	(3,187)	(58)%	6,856	10,619	(3,763)	(35)%
Research and development	7,644	12,149	(4,505)	(37)%	30,244	55,274	(25,030)	(45)%
Selling, general and administrative	15,061	24,329	(9,268)	(38)%	42,934	91,218	(48,284)	(53)%
Amortization of intangible assets	2,057	3,487	(1,430)	(41)%	5,611	9,454	(3,843)	(41)%
Interest income	2	353	(351)	(99)%	29	1,700	(1,671)	(98)%
Interest expense	5,384	5,355	29	1%	17,034	14,377	2,657	18%
Other income (expense), net	1	19	(18)	(95)%	(4)	6	(10)	(167)%
Gain on sale of product rights	—	3,918	(3,918)	N/A (1)	—	3,918	(3,918)	N/A (1)

(1)	Comparison to prior period is not meaningful.

Product Sales, Net

The increase in product sales, net in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily due to increases of $10.8 million and $27.1 million in Xyrem sales, respectively, and the launch of Luvox CR in March 2008, offset by decreases in Antizol sales as a result of the sale of our Antizol product rights in August 2008. The increase in Xyrem sales was substantially due to significant price increases in 2008 and a 27% price increase in May 2009, and to a lesser extent increases in sales volumes of 10% and 11% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Royalties, Net

The increase in royalties, net in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was entirely due to the increase in royalties we received under our agreement with UCB related to UCB’s sales of Xyrem.

Contract Revenues

UCB made a nonrefundable milestone payment of $10.0 million in July 2008 which, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, was recorded as contract revenue in the nine months ended September 30, 2009 and was previously recorded as deferred revenue. In addition, we recognized contract revenues of $285,000 and $284,000 in the three months ended September 30, 2009 and 2008, respectively, and $854,000 in each of the nine months ended September 30, 2009 and 2008, primarily related to previously deferred upfront payments which are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

The decrease in cost of product sales in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was due to:

•	higher Antizol cost of product sales in the 2008 periods as a result of the sale of our Antizol product rights in 2008,

•	higher Luvox CR cost of product sales in the 2008 periods related to excess inventory, and

•	higher Luvox CR cost of product sales in the 2008 periods related to failed lots, partially offset by,

•	higher material costs primarily related to the growth in our Luvox CR product sales in 2009.

Research and Development Expenses

        Lower research and development expenses in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, resulted from lower spending on all of our JZP and other projects and Luvox CR, for which we incurred research and development expenditures in the two months prior to approval of the product by the FDA in February 2008. Expenditures on JZP-6 are expected to comprise the majority of our research and development expenses in the remainder of 2009, unless or until we partner a program or otherwise obtain financing to fund our other programs. As a result, research and development expenses will be significantly lower in 2009 than in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were lower in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to a reduction in the number of employees as a result of our three reductions in force in 2008 and to lower marketing expenses. Selling, general and administrative expenses will be significantly lower in 2009 than in 2008 as a result of the reductions in force and careful control of marketing expenses.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology related to Xyrem and Luvox CR which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three and nine months ended September 30, 2009 were lower as compared to the same periods in 2008, primarily due to the sale of our rights to and interests in Antizol and Antizol-Vet in August 2008 and a $29.8 million write down of the Luvox CR intangible asset in 2008. Amortization costs will be lower in 2009 than in 2008 primarily due to the write down of the Luvox CR intangible asset.

Interest Income

Interest income was lower in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to lower average cash balances and to lower average interest rates.

Interest Expense

Interest expense relates primarily to interest on the Senior Notes, and, to a lesser extent, interest on our liability under a government settlement. The increase in interest expense in the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to interest expense recorded on the additional $40.0 million principal amount of the Senior Notes we issued in March 2008 and the two percentage point increase in the annual interest rate on the principal amount of the Senior Notes from January 1, 2009 through to July 7, 2009 as a result of our defaults during that period. Interest on the Senior Notes is comprised of quarterly cash payments for interest, the accretion of the notes which were recorded at a discount related to warrants issued in conjunction with the issuance of the Senior Notes, and amortization of debt issuance costs.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses and, as of September 30, 2009, we had cash and cash equivalents of $12.2 million.

On September 30, 2009, we amended our existing accounts receivable line of credit agreement and borrowed $3.0 million. Pursuant to the terms of the amended agreement, we may borrow up to 75% of eligible accounts receivable up to a maximum of $3.0 million in borrowings subject to certain other limitations. The maximum may be increased to $15.0 million at the lender’s discretion. Borrowings under the line of credit are secured by a first priority security interest in our accounts receivable and inventory and bear interest at a variable rate which was 6.5% at September 30, 2009. In addition, a minimum monthly interest payment of $14,000 and a collateral monitoring fee up to 0.15% per month on the outstanding principal amount are payable. Borrowing under our line of credit had previously been suspended as a result of the events of default under our Senior Note Agreement.

On September 29, 2009, we paid our quarterly interest payment of $4.5 million to the holders of the Senior Notes which represented interest calculated at the default rate of 17% for the period from July 1 to July 7, 2009, and at the non-default rate of 15% for the remainder of the quarter.

On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009. We did not make a timely quarterly interest payment of $4.5 million that was due on December 31, 2008 or timely quarterly interest payments of $5.1 million due on each of March 31, 2009 and June 30, 2009 to the holders of the Senior Notes, which constituted events of default under our Senior Note Agreement. As a result of the defaults, interest on the Senior Notes accrued on the outstanding principal amount at an annual default rate of 17% (instead of 15%) effective January 1, 2009 until July 7, 2009. In addition, we had an event of default related to a requirement under the Senior Notes to maintain a restricted cash balance. This requirement was suspended as of July 7, 2009 based on the level of our annualized net sales as of June 30, 2009.

On July 7, 2009, we completed a private placement of units consisting of 1,895,734 shares of common stock and warrants to purchase 947,867 shares of our common stock at a price of $3.6925 per unit, for net proceeds of $6.8 million.

In February 2009, we amended our product license agreement with Solvay to eliminate our obligation to make royalty payments on net sales of Luvox CR and to extend the time frame in which other obligations are due. In June 2009, we further amended our agreement with Solvay. Under the amendment, a $1.0 million payment that was due on June 15, 2009 was postponed until August 15, 2009 and a $2.0 million payment that was due on September 15, 2009 was divided into two payments of $1.0 million due on September 15, 2009 and October 15, 2009. We made each of these payments when due.

In early 2009, we entered into arrangements with various government entities to postpone until October 2009 criminal and civil payments (totaling $2.5 million) that otherwise would have been due in January 2009. We made these payments totaling $2.5 million in October 2009.

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

In light of the cost reduction activities we have undertaken in the past year, and our increased cash flows from product sales, we believe we will be able to fund our operations and meet all of our ongoing current financial obligations for at least the next 12 months. We have based our projection on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources.

The sufficiency of our current cash resources will depend on many factors, including primarily the amount of revenues that we receive from sales of Xyrem and Luvox CR, our ability to use our net operating losses to offset taxes that would otherwise be due, as well as other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the headings “Our operations have generated negative cash flows, and, if our cash flow estimates are incorrect, we may be required to secure additional funding, significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities which could negatively affect our business and prospects”, “We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources which, could increase the extent of any future losses” and “Our ability to use our net operating losses to offset taxes that would otherwise be due could be limited or lost entirely if we do not generate taxable income in a timely manner or if we trigger an “ownership change” pursuant to Section 382 of the Internal Revenue Code which, if we generate taxable income, could materially and adversely affect our business, financial condition, and results of operations”. We believe that we have cured all material defaults under the Senior Note Agreement, and that the holders of our Senior Notes no longer have the right to accelerate the repayment of the Senior Notes; however, if the holders of our Senior Notes do not agree with us, they could attempt to accelerate our obligations under the Senior Notes at any time. The holders of our Senior Notes have a first priority security interest in all of our assets other than inventory and accounts receivable. If we were not able to prevent an acceleration of the Senior Notes, we would not have sufficient cash to pay the principal amount on the Senior Notes, including a prepayment premium and any accrued but unpaid interest.

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(17,650)	$(111,446)
Net cash used in investing activities	(1,080)	(4,948)
Net cash provided by financing activities	6,057	63,356

Net decrease in cash and cash equivalents	$(12,673)	$(53,038)

Net cash used in operating activities during the nine months ended September 30, 2009 primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization and stock-based compensation expense in addition to the change in working capital. Net cash used in operating activities during the nine months ended September 30, 2008 primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization, stock-based compensation expense and the gain on sale of our product rights to Antizol and Antizol-Vet, in addition to the change in working capital, offset in part by the $10.0 million milestone payment we received from UCB in July 2008. Net cash used in investing activities during the nine months ended September 30, 2009 primarily related to three payments for the purchase of rights to Luvox CR partially offset by the release of restricted cash and the maturity of an investment in a marketable security. Net cash used in investing activities during the nine months ended September 30, 2008 primarily related to two milestone payments for the purchase of rights to Luvox CR, offset in part by the release of cash restricted under our previous senior secured note agreement, and proceeds of $5.5 million from the sale of our product rights to Antizol and Antizol-Vet. Net cash provided by financing activities during the nine months ended September 30, 2009 was primarily attributable to net proceeds of $6.8 million from our private placement in July 2009 offset by our net repayment of our line of credit. Net cash provided by financing activities during the nine months ended September 30, 2008 was primarily attributable to net proceeds from the $40.0 million principal amount of senior secured notes we issued in March 2008 and net proceeds from our registered direct public offering in July 2008.

Contractual Obligations

In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, the following table reflects a summary of material contractual obligations that have been modified or have been incurred during the first nine months of 2009 and remain outstanding as of September 30, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Amounts due to Solvay(1)	$16,000	$6,000	$9,250	$750	$—
Operating lease obligation(2)	2,565	798	1,767	—

Total	$18,565	$6,798	$11,017	$750	$—

(1)	In February 2009, we amended our product license agreement with Solvay as a result of which the then existing $14.0 million current payment obligation, a $5.0 million obligation related to a milestone of uninterrupted supply of Luvox CR as well as the future royalty and other obligations were replaced with an obligation to pay a total of $19.0 million, of which $3.0 million has been paid ($1.0 million was paid in each of March 2009, August 2009 and September 2009). In addition, we agreed to pay Solvay $5.0 million in 2015 if net sales of Luvox CR have reached a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the U.S. as of December 31, 2014. Since we cannot determine when or if this milestone will be achieved it is not included in the table above. In June 2009, we further amended our agreement with Solvay. Under the amendment, a $1.0 million payment that was due on June 15, 2009 was postponed until August 15, 2009 and a $2.0 million payment that was due on September 15, 2009 was divided into two payments of $1.0 million due on September 15, 2009 and October 15, 2009. In addition to the $1.0 million due in October 2009, $2.0 million is due in December 2009, $4.0 million is payable in 2010, $4.5 million is payable in 2011 and $4.5 million is payable in 2012. If payments are not made when due, the amount due in 2012 will be $5.0 million.
(2)	In June 2009, we entered into an amendment of the operating lease for our corporate office building located in Palo Alto, California. Under the amendment, which was effective September 1, 2009, the term of the lease has been extended by 36 months and the monthly base rent will change from its current rate of $67,964 per month to the following: $65,772 per month in the first twelve months, $74,542 per month in the second twelve months and $78,926 per month in the third twelve months. The lease is renewable through 2016, at our option. In addition to these lease payments, we are obligated to pay for operating expenses for the leased property.

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

During the nine months ended September 30, 2009, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Risks Relating to Our Business

We are dependent on sales of Xyrem and Luvox CR to generate the cash necessary to operate our business, and, if we are not able to maintain or increase revenue from the sales of our products, it would have a material adverse effect on our business, financial condition, results of operation and growth prospects.*

We are dependent on sales of Xyrem and Luvox CR to generate the cash necessary to operate our business and our future plans assume revenue from sales of our products will remain constant or increase. Sales and prescriptions of Xyrem increased in 2008 and during the first three quarters of 2009; however, cataplexy and excessive daytime sleepiness associated with narcolepsy are orphan conditions, which means that a relatively limited number of people suffer from those conditions. We significantly increased the price of Xyrem during the past year, including an approximately 20% increase in October 2009. While increased pricing does not appear to have negatively affected sales of the product, we cannot assure you that this or future price increases will not negatively affect sales of Xyrem. In July 2009, our orphan drug exclusivity for Xyrem for cataplexy in patients with narcolepsy expired and we cannot assure you that a generic equivalent will not be introduced for that indication in the future. If sales of Luvox CR do not increase as expected, they may not cover the payments due to Solvay under our license agreement for Luvox CR plus the cost to manufacture, market and sell the product and to fulfill our Phase IV clinical trial commitment to the FDA. If revenue from sales of Xyrem and Luvox CR do not maintain current levels or increase as expected, we may be required to further reduce our operating expenses, decrease our efforts in support of Luvox CR or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

Our only product candidate currently in Phase III clinical development is JZP-6 for the treatment of fibromyalgia. Although we believe the Phase III pivotal clinical trials have shown JZP-6 to be safe and effective for the treatment of fibromyalgia, the FDA may not approve JZP-6 for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

We are currently developing JZP-6 for the treatment of fibromyalgia. Our Phase III clinical program for JZP-6 includes two Phase III pivotal clinical trials. Although we received statistically significant positive results from both of our Phase III pivotal clinical trials and believe our results show JZP-6 to be safe and effective for the treatment of fibromyalgia, we do not know if the FDA will agree with our interpretation of the results or whether the U.S. Food and Drug Administration, or FDA, and other regulatory authorities will approve JZP-6 for the treatment of fibromyalgia. Even if the FDA or other regulatory authorities approve JZP-6 for the treatment of fibromyalgia, we cannot assure you that the approval will not include additional restrictions on the label that could make JZP-6 less attractive to physicians and patients than other products that may be approved for the treatment of fibromyalgia, which could limit potential sales of JZP-6. Further, although JZP-6 has the same active pharmaceutical ingredient as Xyrem, which has been approved by the FDA for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy, this does not assure approval by the FDA, or any other regulatory authorities, of this active pharmaceutical ingredient for the treatment of fibromyalgia. A failure to obtain FDA or other regulatory approval of JZP-6 for fibromyalgia patients could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Lyrica (pregabalin), marketed by Pfizer, Cymbalta (duloxetine), marketed by Eli Lilly, and Savella (milnacipran), marketed by Forest Laboratories, were approved by the FDA in June 2007, June 2008, and January 2009, respectively, for the treatment of fibromyalgia. With treatments for fibromyalgia already approved, the FDA may be less willing to approve JZP-6 for the treatment of fibromyalgia.

        Even if the FDA approves JZP-6 for the treatment of fibromyalgia, the FDA will likely require us to have a Risk Evaluation and Mitigation Strategy program, or REMS, which may be similar to the one we use for Xyrem. Under the Xyrem REMS, Xyrem must be distributed through a single central pharmacy. The central pharmacy must maintain physician and patient registries, and the product may not be stocked in retail pharmacies. Each physician and patient must be educated about the risks and benefits of the product before the physician can prescribe, or a patient can receive, Xyrem. Whenever a prescription is received by the central pharmacy, the central pharmacy must verify the prescription and obtain additional information by contacting the patient’s insurance company. The central pharmacy must also speak with the patient before it can ship any Xyrem to the patient. The central pharmacy must ship the product directly to the patient by a courier service, and the patient or his/her designee must sign for the package. The initial shipment may only be for a one month supply, and physicians may only prescribe up to six months of supply of Xyrem.

The Xyrem REMS is labor intensive, complex and expensive to operate. Since Xyrem is currently prescribed for a relatively small number of patients, the Xyrem REMS does not prevent us from effectively supplying Xyrem to narcolepsy patients. However, significantly more patients are diagnosed with fibromyalgia, and if the same or a similar REMS is required for JZP-6, scale-up of the REMS could make it difficult for us to timely supply all of the patients who may be prescribed JZP-6 for the treatment of fibromyalgia. This potential supply issue and accessibility barrier could make JZP-6 less attractive to physicians and patients than other products that are currently, or that in the future may be, approved for the treatment of fibromyalgia, which could limit potential sales of JZP-6.

We depend upon UCB to market and promote Xyrem outside the U.S., and we are dependent upon our collaboration with UCB for the development and potential commercialization of JZP-6 for the treatment of fibromyalgia in major markets outside of the U.S.*

We have exclusively licensed to UCB the rights to market and promote Xyrem in 54 countries outside of the U.S. If UCB does not obtain regulatory approvals for and launch Xyrem in its licensed countries in the time frames we expect, or at all, our revenues would be adversely affected. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 for the treatment of fibromyalgia in the same territories in which UCB has the right to market and promote Xyrem for patients with narcolepsy. There are currently no approved fibromyalgia treatments in the European Union. We cannot be sure that the European Medicines Agency, or EMEA, will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, in October 2008, April 2009 and July 2009 panels of European regulators recommended against approving Cymbalta, Lyrica and Savella, respectively, as treatments for fibromyalgia.

UCB has the right to terminate our collaboration on 12-months’ notice (or less in certain circumstances), and UCB may terminate its rights to JZP-6 for the fibromyalgia indication on six-months’ notice at any time prior to the receipt of marketing approval of JZP-6 for fibromyalgia in the European Union. If UCB terminates our collaboration or terminates its rights to JZP-6 for the fibromyalgia indication, we would need to find another party or parties to commercialize Xyrem and JZP-6 in UCB’s territories. We may be unable to do this on acceptable terms, or at all, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the U.S. in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem and JZP-6, sodium oxybate, is a Schedule I controlled substance, our supplier of the active pharmaceutical ingredient and our product manufacturers must obtain DEA quotas in order to supply us with sodium oxybate, Xyrem and JZP-6. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate, Xyrem or JZP-6 exceed our supplier’s and contract manufacturer’s DEA quotas, our supplier and contract manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. We believe, although we cannot assure you, that our quota for 2009 will be sufficient to meet our commercial, clinical and development needs. The DEA has issued a preliminary quota for 2010 that is the same as that issued for 2009 but that is substantially less than the quota we believe we will need both to provide commercial supplies of Xyrem and to prepare for the commercial launch of JZP-6. We are in discussion with the DEA concerning the 2010 quota; however, if we are not successful in changing the quota before it becomes final we would have to petition for a change to the quota which could delay the potential commercial launch of JZP-6. In the future and in cooperation with our procurement and manufacturing partners, we will continue to seek increased quotas to satisfy our clinical and commercial needs. However, we may not be successful in obtaining increased quotas from the DEA, and without sufficient DEA quotas, there could be shortages of Xyrem, JZP-6 or sodium oxybate for the marketplace or for use in our clinical studies, or both.

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

Lonza, Inc., or Lonza, is our sole supplier of sodium oxybate, the active pharmaceutical ingredient in Xyrem and, through Solvay, for fluvoxamine maleate, the active pharmaceutical ingredient in Luvox CR. We expect Lonza will continue to be our sole supplier of sodium oxybate and fluvoxamine maleate for the foreseeable future. We cannot assure you that Lonza can or will continue to supply, in the time we need, sufficient quantities of active pharmaceutical ingredient to enable Elan and Patheon Pharmaceuticals to manufacture the quantities of Luvox CR and Xyrem, respectively, that we need.

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

Failure by our third party manufacturers to comply with regulatory requirements could adversely affect their ability to supply products to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. In complying with cGMP requirements, our suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. DEA regulations also govern facilities where controlled substances such as sodium oxybate are manufactured. Manufacturing facilities are subject to periodic unannounced inspection by the FDA, the DEA and other regulatory authorities, including state authorities. Failure to comply with applicable legal requirements subjects the suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the ingredients or finished products we need.

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

In April 2006, we and our subsidiary Orphan Medical received subpoenas from the U.S. Department of Justice, acting through the U.S. Attorney for the Eastern District of New York, in connection with the sale and marketing of Xyrem. We and Orphan Medical have settled this matter with the U.S., acting through the Department of Justice, the U.S. Attorney’s Office for the Eastern District of New York and other federal agencies, including the Office of Inspector General, U.S. Department of Health and Human Services. Orphan Medical pled guilty to one felony count of introducing a misbranded drug into interstate commerce. A total of approximately $20.0 million in civil and criminal payments is required to be paid in connection with this matter, of which $1.0 million was paid in July 2007, $2.0 million was paid in January 2008, and $2.5 million was paid in October 2009; the remaining amount will be due over the next three years.

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

The FDA has required that Xyrem’s label include a box warning regarding the risk of abuse. A box warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. A box warning also means, among other things, that the product cannot be advertised through reminder ads, ads which mention the pharmaceutical brand name but not the indication or medical condition it treats. Provigil and Nuvigil, the only other products approved by the FDA specifically for the treatment of excessive daytime sleepiness in patients with narcolepsy, does not have a box warning and can be advertised with reminder ads. In addition, Xyrem’s FDA approval under the FDA’s Subpart H regulations requires that all of the promotional materials for Xyrem be provided to the FDA for review at least 30 days prior to the intended time of first use. Unlike Xyrem, Provigil and Nuvigil were not approved under the FDA’s Subpart H regulations and are not subject to the pre-review requirements. Accordingly, promotional materials for Provigil and Nuvigil are not subject to the same delays that we experience with respect to new promotional materials for Xyrem.

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

With respect to all of our existing and future products, we may compete with companies selling or working to develop products that may be more effective, safer or less costly than our products. The markets for which we are developing products are competitive and include generic and branded products, some of which are marketed by major pharmaceutical companies that have significantly greater financial resources and expertise in research and development, preclinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing and selling approved products than we do. While Xyrem is the only product approved by the FDA for the treatment of both excessive daytime sleepiness and cataplexy in patients with narcolepsy, cataplexy is often treated with tricyclic antidepressants and selective serotonin reuptake inhibitors, although none of these compounds has been approved by the FDA for the treatment of cataplexy. Other treatments for excessive daytime sleepiness in patients with narcolepsy consist primarily of stimulants and wakefulness promoting agents, including Provigil (modafinil) and Nuvigil (armodafinil), the only other FDA-approved products for the treatment of excessive daytime sleepiness in patients with narcolepsy.

We are marketing Luvox CR in the U.S. for the treatment of obsessive compulsive disorder and social anxiety disorder. Selective serotonin reuptake inhibitors are the standard treatment for anxiety disorders, including obsessive compulsive disorder and social anxiety disorder. Six other branded products are currently approved by the FDA for the treatment of obsessive compulsive disorder, including five selective serotonin reuptake inhibitors: Paxil, which is marketed by GlaxoSmithKline, Zoloft, which is marketed by Pfizer, Prozac, which is marketed by Eli Lilly, Pexeva, which is a branded generic marketed by Noven Therapeutics and Luvox, which is not currently marketed. Anafranil, the sixth other branded product approved by the FDA for the treatment of obsessive compulsive disorder, is a tricyclic antidepressant marketed by Mallinckrodt in the U.S. Each of these products currently has generic equivalents. Generic products are generally sold at significantly lower prices than non-generic branded products, tending to both take market share away from branded products and put downward pricing pressure on branded products. Four other products are currently approved by the FDA for the treatment of social anxiety disorder, including three selective serotonin reuptake inhibitors: Zoloft, Paxil and Paxil CR, an extended-release version of Paxil, and one serotonin-norepinephrine reuptake inhibitor, Effexor XR. Each of these products has generic competitors.

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

If generic products that compete with any of our products are approved, sales of our products may be adversely affected.*

Our products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of our products or because our protection has expired or is not sufficiently broad. The FDA had previously granted orphan drug exclusivity in the U.S. for cataplexy in patients with narcolepsy, but this exclusivity expired in July 2009 and other companies could possibly introduce generic equivalents of Xyrem for the cataplexy indication if they do not infringe our existing patents covering Xyrem. Although the FDA has granted orphan drug exclusivity for Xyrem until November 2012 for excessive daytime sleepiness in patients with narcolepsy, prescriptions for Xyrem for the excessive daytime sleepiness in patients with narcolepsy indication, or if approved by the FDA, JZP-6, could possibly be filled with generic equivalents that are granted approval for the treatment of cataplexy in patients with narcolepsy, even if the patient is diagnosed with excessive daytime sleepiness or fibromyalgia.

Patent protection is not available for the active pharmaceutical ingredient in most of our products and product candidates, including Xyrem, Luvox CR and JZP-6. Although Xyrem is covered by patents expiring in 2019 and 2020 with claims covering the formula and process for manufacturing our commercial formulation of Xyrem, JZP-6 is covered by a patent expiring in 2017 with claims covering the use of JZP-6 in patients with fibromyalgia, and Luvox CR is covered by a patent covering the orally administered formulation of extended-release fluvoxamine, it is possible that other companies could manufacture generic equivalents of Xyrem, JZP-6 and Luvox CR in ways that are not covered by the claims of these patents.

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

Luvox CR is covered by a patent owned by Elan with claims covering the orally administered extended-release formulation of fluvoxamine. It is possible that other companies could manufacture similar or therapeutically equivalent products in ways that are not covered by the claims of the patent. In August 2009, we received a Paragraph IV Patent Certification notice from Actavis Elizabeth, LLC, or Actavis, advising that Actavis has filed an abbreviated New Drug Application, or ANDA, with the FDA for a generic version of Luvox CR. In September 2009, we received an additional Paragraph IV Patent Certification notice from Anchen Pharmaceuticals, Inc., or Anchen, advising that Anchen has filed an ANDA with the FDA for a generic version of Luvox CR. We have not been informed as to the timing or status of the FDA’s review of either party’s filing, or whether either filer has complied with FDA requirements for proving bioequivalence. Actavis’ Paragraph IV Certification alleges that Elan’s U.S. Patent No. 7,465,462, listed in the Orange Book, is invalid on the basis that the inventions claimed therein were obvious. Anchen’s Paragraph IV Certification alleges that Elan’s U.S. Patent No. 7,465,462, listed in the Orange Book, will not be infringed by Anchen’s manufacture, use or sale of the generic product for which the ANDA was submitted. The expiration date for the patent at issue is May 10, 2020. We and Elan have filed lawsuits in response to the Paragraph IV certifications. We cannot assure you that these lawsuits will prevent introduction of generics for any particular length of time, or at all.

After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product generally may be filled with the generic version at the pharmacy, resulting in a loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Generic competition often results in decreases in the prices at which branded products can be sold. In addition, legislation enacted in the U.S. allows for and, in a few instances in the absence of specific instructions from the prescribing physician, mandates the dispensing of generic products rather than branded products where a generic equivalent is available. Generic competition for our products earlier than expected, including as a result of FDA approval of ANDAs for generic versions of our products, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.*

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

The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. In the case of Luvox CR, for example, Actavis’ Paragraph IV Certification alleges that Elan’s U.S. Patent No. 7,465,462, listed in the Orange Book, is invalid on the basis that the inventions claimed therein were obvious; Anchen’s Paragraph IV Certification alleges that Elan’s U.S. Patent No. 7,465,462, listed in the Orange Book, will not be infringed by Anchen’s manufacture, use or sale of the generic product for which the ANDA was submitted. The existence of a patent will not necessarily prevent other companies from developing similar or therapeutically equivalent products or protect us from claims of third parties that our products infringe their issued patents, which may require licensing and the payment of significant fees or royalties. Competitors may successfully challenge our patents, produce similar products that do not infringe our patents, or manufacture products in countries where we have not applied for patent protection or that do not respect our patents. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents, our licensed patents or in third party patents.

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

If we choose to go to court to stop someone else from pursuing the inventions claimed in our patents or in or our licensed patents or those of our partners, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that the other party’s activities do not infringe our rights to these patents or that it is in the public interest to permit the infringing activity. In October 2009, we and Elan filed lawsuits in response to the Paragraph IV certifications that we received from Actavis and Anchen. We cannot assure you that these lawsuits will be successful in stopping the infringement of our related patents, that the litigation will be cost effective, or that the litigation will have a satisfactory result for us.

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

In 2008, the FDA announced that, in light of staffing issues, it has given its managers discretion to miss Prescription Drug User Fee Act, or PDUFA, deadlines for completing reviews of NDAs. If the FDA were to miss a PDUFA deadline for JZP-6 or one of our other product candidates, delaying the approval and launch, the delay could have a material adverse effect on our business.

We are subject to ongoing significant regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.

If we receive regulatory approvals to sell our products, the FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the marketability of the product or otherwise reduce the size of the potential market for that product. We are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products are, and any of our product candidates that may be approved by the FDA will be, subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products in the U.S. or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to, or obtain re-approvals of, our contract manufacturers’ facilities, or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products and our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits, including class action suits. The FDA and other governmental authorities also actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. Congress has recently been discussing and may be in the process of enacting healthcare reform, which, if enacted, could have a material adverse effect on the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

Prescription drug importation from Canada and other countries could increase pricing pressure on our products and could decrease our revenues and profit margins.

Under current U.S. law, there is a general prohibition on imports of unapproved drug products. The FDA has published internal guidance that sets forth the agency’s enforcement priorities for imported drugs. Under this policy, the FDA allows its personnel to use their discretion in permitting entry into the U.S. of personal use quantities of FDA-regulated products in personal baggage and mail when the product does not present an unreasonable risk to the user. Thus, individuals may import prescription drugs that are unavailable in the U.S. from Canada and other countries for their personal use under specified circumstances. Other imports, although illegal under U.S. law, also enter the country as a result of the resource constraints and enforcement priorities of the FDA and the U.S. Customs Services. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will permit pharmacists and wholesalers to import prescription drugs into the U.S. from Canada under specified circumstances. These additional import provisions will not take effect until the Secretary of Health and Human Services makes a required certification regarding the safety and cost savings of imported drugs and the FDA has promulgated regulations setting forth parameters for importation. These conditions have not been met to date and the law has therefore not taken effect. However, legislative proposals have been introduced to remove these conditions and implement changes to the current import laws, or to create other changes that would allow foreign versions of our products priced at lower levels than in the U.S. to be imported or reimported to the U.S. from Canada, Europe and other countries. In addition, there have been indications that the current presidential administration is considering changing certain rules to make it easier to import drugs from other countries, and we cannot predict what, if any changes will happen. If these provisions or changes in the rules take effect, the volume of prescription drug imports from Canada and elsewhere could increase significantly and our products could face competition from lower priced imports.

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

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could result in exacerbation of a patient’s condition, serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. For example, studies and publications suggest that selective serotonin reuptake inhibitors, including the active pharmaceutical ingredient in Luvox CR and its immediate release formulation Luvox, may increase the risk of suicidal behavior in adults and adolescents. In addition, the current selective serotonin reuptake inhibitor products used to treat obsessive compulsive disorder and social anxiety disorder, particularly those formulated for immediate release, all have significant adverse side effects. Side effects associated with selective serotonin reuptake inhibitors include sexual dysfunction, adverse drug interaction and risk of hypertension. Claims may be brought by individuals seeking relief for themselves or by groups seeking to represent a class. While we have not had to defend against any product liability claims to date, as sales of our products increase, we believe it is likely product liability claims will be made against us. We cannot predict the frequency, outcome or cost to defend any such claims.

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

Risks Relating to Our Financial Condition

We believe that we have cured all material defaults on our Senior Notes and that the holders of our Senior Notes no longer have the right to accelerate our obligations; however, if the holders of our Senior Notes do not agree with us, they could attempt to accelerate our obligations at any time.*

We did not timely make the quarterly interest payments on the $119.5 million principal amount of senior secured notes, or Senior Notes, due on December 31, 2008, March 31, 2009 and June 30, 2009. In addition, we failed to comply with a covenant to establish and maintain a minimum cash balance in an account pledged to the collateral agent for the Senior Notes, which became applicable in May 2009 because our annualized aggregate net product sales did not exceed $100.0 million for the three months ended March 31, 2009. The failure to make the quarterly interest payments when due and the failure to establish the required restricted cash balance account in May 2009 constituted events of default under the agreement with the holders of our Senior Notes, or Senior Note Agreement, that permitted the holders of more than 50% in principal amount of the Senior Notes, or the Majority Holders, to accelerate payment of the Senior Notes. On July 7, 2009, we paid $14.6 million to the holders of the Senior Notes which represented all of the accrued and unpaid interest as of June 30, 2009 and we delivered to the holders financial statements for the quarter ended June 30, 2009 that indicated that our annualized aggregate net product sales exceeded $100.0 million for the quarter ended June 30, 2009. As a result, the requirement to maintain a restricted cash balance was suspended. Accordingly, we believe that we have cured all material defaults under the Senior Note Agreement and that the holders of our Senior Notes no longer have the right to accelerate our obligations.

It is possible that the holders of our Senior Notes will not agree with us that all material defaults under the Senior Note Agreement have been cured and that they no longer have the right to accelerate our obligations. The Majority Holders may attempt to accelerate the Senior Notes and declare all of the Senior Notes to be immediately due and payable. The holders of our Senior Notes have a first priority security interest in all of our assets other than inventory and accounts receivable. We do not currently have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Senior Notes, including a prepayment premium and any accrued but unpaid interest.

We have a history of net losses, which may continue for the next few years and, if we are to grow our business in the future, we will need to commit substantial resources, which could increase the extent of any future losses.*

We have incurred significant net losses since our inception in 2003, and we may continue to incur net losses in the future. Our independent registered public accounting firm issued an opinion on our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that states that our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern.

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

We have a substantial amount of debt, which may adversely affect our cash flows and our ability to operate our business.*

There is currently outstanding $119.5 million principal amount of our senior secured notes, or the Senior Notes. Our substantial debt combined with our other financial obligations and contractual commitments could have important consequences. For example, it could:

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

        Any of these factors could materially adversely affect our business, financial condition, results of operations and growth prospects. In addition, in the event of a default under the agreement governing the Senior Notes, or the Senior Note Agreement, the holders of our Senior Notes could accelerate, or demand immediate repayment of, all or a portion of our indebtedness under the Senior Notes, including if annualized net sales of our products fall below certain specified levels following the occurrence of certain events, or if we are unable to comply with certain of the other Senior Notes covenants, including the timely payment of quarterly interest installments. Any such acceleration would have a material adverse effect on our business, financial condition and results of operations. If we do not have sufficient funds to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner or at all. In addition, our ability to refinance any amounts that may become accelerated or to secure waivers from the holders of the Senior Notes with respect to compliance with the Senior Note Agreement covenants may be adversely affected by our prior defaults under the Senior Notes and the September 2008 filing by Lehman Brothers Holdings, Inc., the indirect parent of LB I Group Inc., the largest holder of our Senior Notes, for protection under Chapter 11 of the U.S. Bankruptcy Code. The holders of the Senior Notes have a first priority security interest in all of our assets other than inventory and accounts receivable and, in the event of an acceleration of our obligations under the Senior Notes and our failure to pay the amount that would then become due, the holders of the Senior Notes could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code.

The terms of our Senior Notes could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

The terms of our Senior Notes currently contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The terms of the Senior Notes include covenants, including requirements that we:

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

Effective July 7, 2009, we entered into a NOL preservation lock-up agreement with most of our significant stockholders that restricts transferability of shares of our common stock by the stockholders who entered into the agreement until June 2011, unless terminated earlier under certain circumstances, in order to minimize the risk that we will undergo an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code prior to that time. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties. Although the NOL Preservation Lock-up Agreement is intended to minimize the risk of such an “ownership change” we cannot assure you that such an ownership change will not occur. In addition, we have not requested a ruling from the Internal Revenue Service, or IRS, regarding whether we have effectively preserved our NOLs, and we cannot ensure that the IRS will agree that our NOLs have been effectively preserved for purposes of Section 382.

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

•	changes in the market prices for our products;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	the filing of, and thereafter the possible FDA approval of, ANDAs for generic forms of Xyrem and Luvox CR;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of product innovations by us, our partners or our competitors;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements;

•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in the market valuation of similar companies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

Our common stock was recently at risk for delisting from The NASDAQ Global Market and may be again in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.*

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. Although the trading price of our common stock is currently above $1.00 per share, the closing bid price of our common stock earlier in 2009 was well below $1.00. These requirements also include maintaining a minimum market value of publicly held shares, and, although as of October 30, 2009 we met this requirement, earlier in 2009 we did not. There can be no assurance that we will continue to meet these requirements in the future, and, if we do not, it is possible that NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Future sales of our common stock in the public market could cause our stock price to fall.*

        Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of October 30, 2009, we had 30,992,088 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 and restrictions under our NOL Preservation Lock-up Agreement.

As of October 30, 2009, the holders of up to approximately 18,312,159 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. On March 17, 2008, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the issuance of the Senior Notes. In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

We entered into a committed equity financing facility, or CEFF, on May 7, 2008 with Kingsbridge Capital Limited, or Kingsbridge. The perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. The registration rights agreement entered into in connection with the CEFF requires that we use commercially reasonable efforts to ensure that the registration statement in connection with the CEFF remains effective for the term of such agreement. We have not drawn down funds and have not issued shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. Our ability to draw down funds and sell shares under the CEFF requires the continued effectiveness of and the ability to use the registration statement that we filed registering the resale of any shares issuable to Kingsbridge under the CEFF; however, we believe that the use of such registration statement may not be permitted under applicable SEC rules and guidance. Even if we are successful in taking the necessary steps to cause the resumption of the permitted use of such registration statement (as may be amended) in a timely manner, we are not able to sell shares under the CEFF if the average price of our common stock is lower than $4.50 per share.

Pursuant to the terms of an investor rights agreement dated July 7, 2009 we entered into in connection with the private placement completed on July 7, 2009, we filed a registration statement under the Securities Act registering the resale of the 1,895,734 shares of common stock we issued to the investors pursuant to a securities purchase agreement we entered into with the investors on July 6, 2009, as well as the 947,867 shares of common stock underlying the warrants we issued to the investors pursuant to the securities purchase agreement. In the event that a registration statement registering the resale of all of the 2,843,601 shares held by or issuable to the investors has not been declared effective by the SEC on or prior to November 15, 2009, we may be subject to the payment of liquidated damages to the investors. In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the investors are entitled to notice of the registration and are entitled to include, at our expense, their shares of common stock in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 30, 2009, our executive officers and directors, together with their respective affiliates, beneficially owned approximately 65.7% of our capital stock, of which approximately 4.2% was beneficially owned by our executive officers. Accordingly, our executive officers and directors together with their respective affiliates are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For example, we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ended December 31, 2008, and to allow our independent registered public accounting firm to issue a report on the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2010. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein.(11)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(7)

4.7	Form of Registered Direct Common Warrant.(8)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein.(9)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009.(9)

4.9B	Investor Rights Agreement, dated July 7, 2009, by and between the Registrant and the other parties named therein.(10)

10.91	Amendment No. 5 to License Agreement, dated as of October 23, 2009, by and between the Registrant and Elan Pharma International Limited.

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(10)	Incorporated herein by reference to Exhibit 10.88 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(11)	Incorporated herein by reference to the same numbered exhibit on the Registrant’s quarterly report on Form 10-Q (File No. 001-33500), for the period ended June 30, 2009, as filed with the SEC on August 14, 2009.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009

JAZZ PHARMACEUTICALS, INC.

/s/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOAN E. COLLIGAN
Joan E. Colligan
Acting Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(6)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(7)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein.(11)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(6)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(6)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(6)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(6)

4.5D	Form of Common Stock Warrant of the Registrant.(6)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(6)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(7)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(7)

4.7	Form of Registered Direct Common Warrant.(8)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein.(9)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009.(9)

4.9B	Investor Rights Agreement, dated July 7, 2009, by and between the Registrant and the other parties named therein.(10)

10.91	Amendment No. 5 to License Agreement, dated as of October 23, 2009, by and between the Registrant and Elan Pharma International Limited.

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(6)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(10)	Incorporated herein by reference to Exhibit 10.88 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(11)	Incorporated herein by reference to the same numbered exhibit on the Registrant’s quarterly report on Form 10-Q (File No. 001-33500), for the period ended June 30, 2009, as filed with the SEC on August 14, 2009.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.