Form 10-K/A
period 2008-12-31
JAZZ PHARMACEUTICALS INC
filed 2009-12-11
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

JAZZ PHARMACEUTICALS, INC.

FORM 10-K/A

(Amendment No. 2)

		Page
Explanatory Note		1

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2

PART IV

Item 15.	Exhibits, Financial Statement Schedules	7

Signatures		13

i

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2009 (the “Original 10-K”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A as filed with the SEC on April 29, 2009 (“Amendment No. 1” and together with the Original 10-K, the “10-K”). This Amendment is being filed for the purpose of including Lehman Brothers Holdings Inc. and its affiliated entities (collectively, “Lehman Holdings”) in the table entitled “Security Ownership of Certain Beneficial Owners and Management” included in Part III, Item 12 of the 10-K. At the time of the filing of Amendment No. 1 with the SEC, we erroneously believed that Lehman Holdings had ceased to have beneficial ownership of more than five percent of our common stock. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Part III, Item 12, as amended solely to include Lehman Holdings in the table entitled “Security Ownership of Certain Beneficial Owners and Management,” is set forth below. Part IV, Item 15 is being amended solely to reflect the filing of new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment as required by Rule 12b-15 under the Exchange Act.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., occurring after March 26, 2009) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in our management and Board of Directors, are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

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

	Beneficial Ownership(2)
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Total
5% Stockholders:
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P. 9 West 57th Street, Suite 4200 New York, NY 10019
KKR JP LLC(3)	10,504,338	35.58%
KKR JP III LLC(3)	36,445	*
KKR Financial Holdings III, LLC(4)	70,156	*

Bridger Management, LLC(5) 90 Park Avenue, 40th Floor New York, NY 10016	2,667,050	9.22%

Entities affiliated with Thoma Cressey Bravo, Inc.(6) Sears Tower, 92nd Floor 22 South Wacker Drive Chicago, IL 60606	2,432,487	8.37%

Entities affiliated with Versant Ventures(7) 3000 Sand Hill Road, #4-210 Menlo Park, CA 94025	1,663,392	5.72%

Lehman Brothers Holdings Inc. and affiliated entities(8) 1271 Avenue of the Americas New York, New York 10020	1,683,510	5.62%

Entity affiliated with Beecken Petty O’Keefe & Company, LLC(9) 131 Dearborn Street, Suite 2800 Chicago, IL 60603	1,621,659	5.59%

Entities affiliated with Prospect Venture Partners(10) 435 Tasso Street, Suite 200 Palo Alto, CA 94301	1,510,145	5.21%

Named Executive Officers and Directors:
Bruce C. Cozadd(11)	528,901	1.81%
Samuel R. Saks, M.D.(12)	632,402	2.17%
Robert M. Myers(13)	426,406	1.46%
Matthew K. Fust(14)	58,948	*
Carol A. Gamble(15)	138,516	*
E. Alexander Albert(16)	3,826	*
Samuel D. Colella(17)	1,680,892	5.78%
Bryan C. Cressey(18)	2,449,987	8.42%
Michael W. Michelson(19)	10,619,831	35.88%
James C. Momtazee(20)	7,307	*
Kenneth W. O’Keefe(21)	1,649,162	5.68%
Alan M. Sebulsky(22)	44,872	*
James B. Tananbaum, M.D.(23)	1,527,645	5.26%
Nathaniel M. Zilkha(24)	5,991	*
All directors and executive officers as a group (14 persons)(25)	19,774,686	63.55%

*	Represents beneficial ownership of less than 1%.
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

(8)

Based solely upon (i) a Schedule 13G filed with the SEC on March 27, 2008 by Lehman Brothers Holdings Inc. (“Lehman Holdings”) on behalf of itself and certain of its affiliated entities (collectively, “Lehman”) reporting beneficial ownership of 1,685,253 shares as of March 17, 2008, and (ii) information subsequently provided to us by LB I Group Inc. (“LBI”) with respect to the beneficial ownership of our common stock by Lehman as of October 30, 2009 that updates certain of the information in the Schedule 13G. LBI is wholly-owned by Lehman ALI Inc. (“ALI”), which in turn is wholly-owned by Lehman Holdings. According to the Schedule 13G and such information subsequently provided to us, the shares listed in the table above consist of: 1,020,846 shares that LBI has the right to acquire through the exercise of warrants; 165,661 shares held by Lehman Brothers Healthcare Venture Capital L.P., the general partner of which is Lehman Brothers Healthcare Venture Capital Associates L.P., the general partner of which is LBI, each of which may be deemed to have shared voting and/or investment control over such shares; 142,858 shares held by Lehman Brothers Partnership Account 2000/2001, L.P., the general partner of which is LBI, each of which may be deemed to have shared voting and/or investment control over such shares; 37,050 shares held by Lehman Brothers Offshore Partnership Account 2000/2001 L.P., the general partner of which is Lehman Brothers Offshore Partnership GP 2000/2001 L.P., of which Lehman Brothers Offshore Partners Ltd. is the general partner and is wholly-owned by LBI, each of which may be deemed to have shared voting and/or investment control over such shares; 317,076 shares held by Lehman Brothers P.A., LLC, which is wholly-owned by Property Asset Management Inc., which is wholly-owned by ALI, each of which may be deemed to have shared voting and/or investment control over such shares; and 19 shares held by Lehman Brothers OTC Derivatives Inc. which is wholly-owned by Lehman Holdings, each of which may be deemed to have shared voting and/or investment control over such shares. Lehman Holdings may be deemed to have shared voting and/or investment control over all of such shares, and ALI may be deemed to have shared voting and/or investment control over 1,683,491 of such shares. Commencing on September 15, 2008, Lehman Holdings and certain of its affiliates commenced cases under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). Lehman Holdings continues to operate its business as a debtor in possession. On September 19, 2008, a proceeding was commenced under the Securities Investor Protection Act of 1970 (“SIPA”) with respect to Lehman Brothers Inc. A trustee appointed under SIPA is administering the estate of Lehman Brothers Inc. LBI has represented to us that to the best of its knowledge, the shares and warrants are currently in the possession of Lehman Brothers Inc. which does not have voting or investment power over the shares. A customer claim has been filed in Lehman Brothers Inc.’s SIPA proceeding with respect to such shares and warrants, but it remains unknown whether all or a portion of the shares or warrants will ultimately be distributed to any of Lehman Holdings or its affiliated entities on account of such claim. It is possible that the shares or warrants will be sold or otherwise distributed to third parties by the SIPA trustee in accordance with SIPA and orders of the United States Bankruptcy Court for the Southern District of New York. It is also possible that any shares or warrants returned by Lehman Brothers Inc. to Lehman Holdings or any of its affiliated entities could be transferred to claimants in connection with one or more plans of Lehman Holdings or its debtor affiliates pursuant to the Bankruptcy Code.

(9)

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

(10)

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

(11)	Includes 273,534 shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009.
(12)

Includes 273,534 shares Dr. Saks has the right to acquire pursuant to options exercisable as of April 3, 2009. Dr. Saks resigned as our Chief Executive Officer (and as a director) effective April 3, 2009, no additional options will become exercisable by him after that date and he has until July 2, 2009 to exercise the options exercisable as of April 3, 2009.

(13)	Includes 273,534 shares Mr. Myers has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009.
(14)	Mr. Fust resigned as our Chief Financial Officer effective December 31, 2008. Mr. Fust’s rights to acquire shares pursuant to any of his outstanding options expired on March 31, 2009.
(15)	Includes 104,420 shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009.
(16)	Consists solely of shares issuable to Mr. Albert pursuant to our Directors Deferred Compensation Plan. Mr. Albert disclaims beneficial ownership of the shares described in Notes (3) and (4) above.
(17)

Includes 17,500 shares Mr. Colella has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and the shares described in Note (7) above. Mr. Colella disclaims beneficial ownership of the shares described in Note (7) above, except to the extent of his pecuniary interest therein.

(18)

Includes 17,500 shares Mr. Cressey has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and the shares described in Note (6) above. Mr. Cressey disclaims beneficial ownership of the shares described in Note (6) above, except to the extent of his pecuniary interest therein.

(19)

Consists of 8,892 shares issuable to Mr. Michelson pursuant to our Directors Deferred Compensation Plan and the shares described in Notes (3) and (4) above. Mr. Michelson disclaims beneficial ownership of the shares described in Notes (3) and (4) above.

(20)	Consists solely of shares issuable to Mr. Momtazee pursuant to our Directors Deferred Compensation Plan. Mr. Momtazee disclaims beneficial ownership of the shares described in Notes (3) and (4) above.
(21)

Includes 17,500 shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009, 10,003 shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Compensation Plan, and the shares described in Note (9) above. Mr. O’Keefe disclaims beneficial ownership of the shares described in Note (9) above.

(22)

Includes 38,203 shares Mr. Sebulsky has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and 6,669 shares issuable to Mr. Sebulsky pursuant to our Directors Deferred Compensation Plan.

(23)

Includes 17,500 shares Dr. Tananbaum has the right to acquire pursuant to options exercisable within 60 days of April 3, 2009 and the shares described in Note (10) above. Dr. Tananbaum disclaims beneficial ownership of the shares described in Note (10) above, except to the extent of his pecuniary interest therein.

(24)	Consists solely of shares issuable to Mr. Zilkha pursuant to our Directors Deferred Compensation Plan. Mr. Zilkha disclaims beneficial ownership of the shares described in Notes (3) and (4) above.
(25)

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

(a) The following documents are filed as part of either (i) the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2009, (ii) the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 29, 2009 or (iii) this Amendment No. 2 to Annual Report on Form 10-K/A:

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

3.	Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 18, 2005, by and among the Registrant, Twist Merger Sub, Inc. and Orphan Medical, Inc.(6)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(12)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(13)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(12)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(12)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(12)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(12)

4.5D	Form of Common Stock Warrant of the Registrant.(12)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(12)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(13)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

4.7	Form of Registered Direct Common Warrant.(15)

10.1+	Form of Indemnification Agreement between the Registrant and its officers and directors.(3)

10.2+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Bruce C. Cozadd.(6)

10.3+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Samuel R. Saks.(6)

Exhibit Number	Description of Document

10.4+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Robert M. Myers.(6)

10.5+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Matthew K. Fust.(6)

10.6+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Carol A. Gamble.(6)

10.7+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Janne L.T. Wissel.(6)

10.8+	Stock Purchase Agreement, dated as of September 24, 2004, by and between the Registrant and Alan Sebulsky.(6)

10.9+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.10+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.11+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.12+	Common Stock Purchase Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.13+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.14+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.15+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.16+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Robert M. Myers.(6)

10.17+	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated as of December 18, 2003, by and between the Registrant and Robert M. Myers.(6)

10.18+	Common Stock Purchase Agreement, dated as of January 9, 2004, by and between the Registrant and Robert M. Myers.(6)

10.19+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Matthew K. Fust.(6)

10.20+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Carol A. Gamble.(6)

10.21+	2003 Equity Incentive Plan, as amended.(3)

10.22+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan.(3)

10.23+	2007 Equity Incentive Plan.(3)

10.24+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan.(7)

Exhibit Number	Description of Document

10.25+	2007 Non-Employee Directors Stock Option Plan.(3)

10.26+	Form of Stock Option Agreement and Form of Option Grant Notice under the 2007 Non-Employee Directors Stock Option Plan.(3)

10.27+	2007 Employee Stock Purchase Plan.(3)

10.28+	Form of 2007 Employee Stock Purchase Plan Offering Document.(3)

10.29+	Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(6)

10.30†	Asset Purchase Agreement, dated as of October 4, 2004, by and among the Registrant, Glaxo Group Limited and SmithKline Beecham Corporation dba GlaxoSmithKline.(8)

10.31	Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of November 6, 1996, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.32	Amendment No. 1 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of February 7, 2005, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.33†	Amended and Restated Services Agreement, dated as of May 31, 2005, by and between Orphan Medical, Inc. and Express Scripts Specialty Distribution Services, Inc.(9)

10.34†	Consent and Addendum to Amended and Restated Master Services Agreement, dated as of June 1, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.35†	Addendum No. 2 to Amended and Restated Master Services Agreement, dated as of June 22, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.36†	Addendum No. 3 to Amended and Restated Master Services Agreement, dated as of August 17, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.41†	Amended and Restated Xyrem License and Distribution Agreement, dated as of June 30, 2006, by and between the Registrant and UCB Pharma Limited.(8)

10.42†	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(8)

10.43	Supply Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.44	Trademark License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.45	Assignment, Assumption and Consent, dated as of January 31, 2007, by and among the Registrant, Solvay Pharmaceuticals, Inc. and Elan Pharma International Limited.(9)

10.46†	License Agreement, dated as of December 22, 1997, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(8)

10.47†	Amendment to License Agreement, dated as of March 1, 1999, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(9)

10.48†	Letter Amendment No. 2 to License Agreement, dated April 13, 2000, by and between Solvay Pharmaceuticals, Inc and Elan Pharmaceutical Technologies.(9)

10.49†	Amendment Agreement No. 3 to License Agreement, dated as of November 7, 2006, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation plc.(8)

10.50†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(8)

Exhibit Number	Description of Document

10.51†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(9)

10.52	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(9)

10.53	Sublease Agreement, dated as of February 25, 2007, by and between Xerox Corporation and the Registrant.(9)

10.54	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(7)

10.55+	Directors Deferred Compensation Plan.(3)

10.56+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(18)

10.57A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(10)

10.57B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and the Registrant.(10)

10.57C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.(10)

10.57D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and the Registrant.(10)

10.58+	Amended Executive Change in Control and Severance Benefit Plan.(1)

10.59+	Form of Amendment to Employment Agreement, by and between the Registrant and each of Bruce Cozadd, Samuel Saks, M.D., Robert Myers, Matthew Fust, Carol Gamble and Janne Wissel.(1)

10.60+	Form of Letter, amending outstanding options granted under the Registrant’s 2003 Equity Incentive Plan.(1)

10.62+	Amendment No. 2 to Employment Agreement, effective on September 1, 2007, by and between the Registrant and Bruce C. Cozadd.(11)

10.63†	Addendum No. 4 to Amended and Restated Master Services Agreement, dated as of July 6, 2007, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(11)

10.64+	Form of Restricted Stock Unit Award under the Registrant’s 2007 Equity Incentive Plan.(11)

10.65+	Non-Employee Director Compensation Arrangements, as modified on December 18, 2007.(12)

10.66†	Amendment Number 4 to Development, License and Supply Agreement, dated as of October 26, 2007, by and between the Registrant and Elan Pharma International, Inc.(12)

10.67†	Addendum No. 5 to Amended and Restated Master Services Agreement, dated as of October 5, 2007, by and among the Registrant, Express Scripts Specialty Distribution Services, Inc. and Orphan Medical, Inc.(12)

10.68	Amendment No. 1 to Amended and Restated Xyrem License and Distribution Agreement, dated as of December 21, 2007, by and between the Registrant and UCB Pharma Limited.(12)

10.69†	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(12)

10.70	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

10.71+	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(14)

10.72+	2008 Executive Officer Compensation Arrangements.(14)

Exhibit Number	Description of Document

10.73+	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.(14)

10.74†	Master Services Agreement dated May 6, 2008, by and between the Registrant and CuraScript, Inc.(14)

10.75	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(16)

10.76	Antizol® Product Rights Acquisition Agreement, dated as of August 1, 2008, by and among the Registrant, JPI Commercial, LLC, Paladin Labs (Barbados) Inc., and Paladin Labs (USA) Inc.(17)

10.77†	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(18)

10.78	Amendment No. 3 to License Agreement, dated as of December 19, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.79	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.80+	Directors Deferred Compensation Plan, as amended.(20)

10.81+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(20)

10.82	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(20)

10.83	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(20)

10.84	Form of Registered Direct Subscription Agreement.(19)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.(20)

21.1	Subsidiaries of the Registrant.(20)

23.1	Consent of Independent Registered Public Accounting Firm.(20)

24.1	Power of Attorney (included in the signature page to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(21)

31.4	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(21)

31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)*

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(10)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on July 18, 2007.
(11)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.
(12)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(13)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(14)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(15)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(16)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.
(17)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 6, 2008.
(18)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(20)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008 (the “2008 10-K”), as filed with the SEC on March 26, 2009.
(21)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s Amendment No. 1 to the 2008 10-K on Form 10-K/A (File No. 001-33500), as filed with the SEC on April 29, 2009.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Jazz Pharmaceuticals, Inc.
(Registrant)

Date: December 11, 2009	/S/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 18, 2005, by and among the Registrant, Twist Merger Sub, Inc. and Orphan Medical, Inc.(6)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(4)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(12)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(13)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(5)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(12)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(12)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(12)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(12)

4.5D	Form of Common Stock Warrant of the Registrant.(12)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(12)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(13)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

4.7	Form of Registered Direct Common Warrant.(15)

10.1+	Form of Indemnification Agreement between the Registrant and its officers and directors.(3)

10.2+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Bruce C. Cozadd.(6)

10.3+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Samuel R. Saks.(6)

Exhibit Number	Description of Document

10.4+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Robert M. Myers.(6)

10.5+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Matthew K. Fust.(6)

10.6+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Carol A. Gamble.(6)

10.7+	Employment Agreement, dated as of February 18, 2004, by and between the Registrant and Janne L.T. Wissel.(6)

10.8+	Stock Purchase Agreement, dated as of September 24, 2004, by and between the Registrant and Alan Sebulsky.(6)

10.9+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.10+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.11+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.12+	Common Stock Purchase Agreement, dated as of October 30, 2003, by and between the Registrant and Bruce C. Cozadd.(6)

10.13+	Common Stock Purchase Agreement, dated as of March 20, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.14+	Stock Restriction Agreement, dated as of April 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.15+	Amendment to Stock Restriction Agreement, dated as of October 30, 2003, by and between the Registrant and Samuel R. Saks.(6)

10.16+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Robert M. Myers.(6)

10.17+	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated as of December 18, 2003, by and between the Registrant and Robert M. Myers.(6)

10.18+	Common Stock Purchase Agreement, dated as of January 9, 2004, by and between the Registrant and Robert M. Myers.(6)

10.19+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Matthew K. Fust.(6)

10.20+	Amended and Restated Stock Purchase Agreement, dated as of April 30, 2003, by and between the Registrant and Carol A. Gamble.(6)

10.21+	2003 Equity Incentive Plan, as amended.(3)

10.22+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan.(3)

10.23+	2007 Equity Incentive Plan.(3)

10.24+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan.(7)

Exhibit Number	Description of Document

10.25+	2007 Non-Employee Directors Stock Option Plan.(3)

10.26+	Form of Stock Option Agreement and Form of Option Grant Notice under the 2007 Non-Employee Directors Stock Option Plan.(3)

10.27+	2007 Employee Stock Purchase Plan.(3)

10.28+	Form of 2007 Employee Stock Purchase Plan Offering Document.(3)

10.29+	Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(6)

10.30†	Asset Purchase Agreement, dated as of October 4, 2004, by and among the Registrant, Glaxo Group Limited and SmithKline Beecham Corporation dba GlaxoSmithKline.(8)

10.31	Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of November 6, 1996, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.32	Amendment No. 1 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of February 7, 2005, by and between Orphan Medical, Inc. and Lonza, Inc.(7)

10.33†	Amended and Restated Services Agreement, dated as of May 31, 2005, by and between Orphan Medical, Inc. and Express Scripts Specialty Distribution Services, Inc.(9)

10.34†	Consent and Addendum to Amended and Restated Master Services Agreement, dated as of June 1, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.35†	Addendum No. 2 to Amended and Restated Master Services Agreement, dated as of June 22, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.36†	Addendum No. 3 to Amended and Restated Master Services Agreement, dated as of August 17, 2006, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(9)

10.41†	Amended and Restated Xyrem License and Distribution Agreement, dated as of June 30, 2006, by and between the Registrant and UCB Pharma Limited.(8)

10.42†	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(8)

10.43	Supply Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.44	Trademark License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(7)

10.45	Assignment, Assumption and Consent, dated as of January 31, 2007, by and among the Registrant, Solvay Pharmaceuticals, Inc. and Elan Pharma International Limited.(9)

10.46†	License Agreement, dated as of December 22, 1997, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(8)

10.47†	Amendment to License Agreement, dated as of March 1, 1999, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(9)

10.48†	Letter Amendment No. 2 to License Agreement, dated April 13, 2000, by and between Solvay Pharmaceuticals, Inc and Elan Pharmaceutical Technologies.(9)

10.49†	Amendment Agreement No. 3 to License Agreement, dated as of November 7, 2006, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation plc.(8)

10.50†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(8)

Exhibit Number	Description of Document

10.51†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(9)

10.52	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(9)

10.53	Sublease Agreement, dated as of February 25, 2007, by and between Xerox Corporation and the Registrant.(9)

10.54	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(7)

10.55+	Directors Deferred Compensation Plan.(3)

10.56+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(18)

10.57A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(10)

10.57B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and the Registrant.(10)

10.57C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.(10)

10.57D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and the Registrant.(10)

10.58+	Amended Executive Change in Control and Severance Benefit Plan.(1)

10.59+	Form of Amendment to Employment Agreement, by and between the Registrant and each of Bruce Cozadd, Samuel Saks, M.D., Robert Myers, Matthew Fust, Carol Gamble and Janne Wissel.(1)

10.60+	Form of Letter, amending outstanding options granted under the Registrant’s 2003 Equity Incentive Plan.(1)

10.62+	Amendment No. 2 to Employment Agreement, effective on September 1, 2007, by and between the Registrant and Bruce C. Cozadd.(11)

10.63†	Addendum No. 4 to Amended and Restated Master Services Agreement, dated as of July 6, 2007, by and between the Registrant and Express Scripts Specialty Distribution Services, Inc.(11)

10.64+	Form of Restricted Stock Unit Award under the Registrant’s 2007 Equity Incentive Plan.(11)

10.65+	Non-Employee Director Compensation Arrangements, as modified on December 18, 2007.(12)

10.66†	Amendment Number 4 to Development, License and Supply Agreement, dated as of October 26, 2007, by and between the Registrant and Elan Pharma International, Inc.(12)

10.67†	Addendum No. 5 to Amended and Restated Master Services Agreement, dated as of October 5, 2007, by and among the Registrant, Express Scripts Specialty Distribution Services, Inc. and Orphan Medical, Inc.(12)

10.68	Amendment No. 1 to Amended and Restated Xyrem License and Distribution Agreement, dated as of December 21, 2007, by and between the Registrant and UCB Pharma Limited.(12)

10.69†	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(12)

10.70	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(13)

10.71+	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(14)

10.72+	2008 Executive Officer Compensation Arrangements.(14)

Exhibit Number	Description of Document

10.73+	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.(14)

10.74†	Master Services Agreement dated May 6, 2008, by and between the Registrant and CuraScript, Inc.(14)

10.75	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(16)

10.76	Antizol® Product Rights Acquisition Agreement, dated as of August 1, 2008, by and among the Registrant, JPI Commercial, LLC, Paladin Labs (Barbados) Inc., and Paladin Labs (USA) Inc.(17)

10.77†	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(18)

10.78	Amendment No. 3 to License Agreement, dated as of December 19, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.79	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(20)

10.80+	Directors Deferred Compensation Plan, as amended.(20)

10.81+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(20)

10.82	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(20)

10.83	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(20)

10.84	Form of Registered Direct Subscription Agreement.(19)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.(20)

21.1	Subsidiaries of the Registrant.(20)

23.1	Consent of Independent Registered Public Accounting Firm.(20)

24.1	Power of Attorney (included in the signature page to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.2	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(20)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(21)

31.4	Certification of Acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(21)

31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)*

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(3)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(5)	Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(7)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(8)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(9)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(10)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on July 18, 2007.
(11)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.
(12)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(13)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(14)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(15)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(16)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.
(17)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 6, 2008.
(18)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(20)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008 (the “2008 10-K”), as filed with the SEC on March 26, 2009.
(21)	Incorporated herein by reference to the same numbered exhibit to the Registrant’s Amendment No. 1 to the 2008 10-K on Form 10-K/A (File No. 001-33500), as filed with the SEC on April 29, 2009.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.