Form 10-K/A
period 2009-12-31
JAZZ PHARMACEUTICALS INC
filed 2010-03-24
CIK 1232524

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of March 17, 2010, a total of 31,535,888 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

JAZZ PHARMACEUTICALS, INC.

FORM 10-K/A

(Amendment No. 1)

Page
Explanatory Note	1

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	25

Signatures		33

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders, as well as to correct and update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 4, 2010) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

In this report, “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE REGISTRANT

The following includes a brief biography of each member of our Board of Directors, including their ages as of March 17, 2010, with terms expiring as shown. Each biography includes information regarding the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee and our Board of Directors to determine that the applicable director should serve as a member of our Board of Directors as of the date of this report.

Class III Directors Continuing in Office Until our 2010 Annual Meeting of Stockholders

Bruce C. Cozadd, age 46, is a co-founder and has served as our Chairman and Chief Executive Officer since April 2009. From 2003 until 2009, he served as our Executive Chairman. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company now owned by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biopharmaceutical company, Threshold Pharmaceuticals, a biotechnology company, and The Nueva School and Stanford Hospital and Clinics, both non-profit organizations. In the past five years he also served as a director of Genencor International. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Cozadd brings to the Board significant experience and expertise in the management, operations and strategic planning of pharmaceuticals companies, in financing, fund-raising and capital markets, and as a director of public and private companies and nonprofit organizations. As our Chief Executive Officer, he brings to the Board a detailed knowledge of all of our activities.

Michael W. Michelson, age 58, has served as a member of our Board of Directors since 2004. Since 1981, he has been employed by Kohlberg Kravis Roberts & Co. L.P., or KKR, where he is a Member and also serves on KKR’s Investment and Management Committees. Funds affiliated with KKR are our company’s largest stockholder. Mr. Michelson serves on the boards of HCA Inc., a healthcare services company and Biomet, Inc., a healthcare manufacturing company. In the past five years he also served as a director of Accellent Inc. and Alliance Imaging. He received an A.B. from Harvard College and a J.D. from Harvard Law School. As a senior Member of KKR, Mr. Michelson brings to the Board many years of finance and financing expertise, and a breadth of expertise with many different types of companies.

Kenneth W. O’Keefe, age 43, has served as a member of our Board of Directors since 2004. Since 1997, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded; and funds affiliated with his firm are among our largest stockholders. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of the private equity firm Beecken Petty O’Keefe, Mr. O’Keefe brings to the Board significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves on the audit committee of several companies in the health care industry, including as Chair of our Audit Committee. As Chair of our Audit Committee for several years, Mr. O’Keefe has detailed knowledge of our finances and financial statements.

Alan M. Sebulsky, age 51, has served as a member of our Board of Directors since 2004. Since 2003, he has served as a Managing Partner of Apothecary Capital LLC, an investment advisory firm. From 2002 to 2003, he was an independent investor. From 1994 to 2002, he held various positions, most recently as a Managing Director, at Lincoln Capital Management, a private investment management firm, where he was responsible for investments in the health care industry. He received a B.B.A. and an M.S. from the University of Wisconsin, Madison. In the past five years he served as a director of Arrow International. Mr. Sebulsky brings to the Board the perspectives of a former Wall Street healthcare stock analyst and someone who actively follows the health care industry and manages a dedicated healthcare investment fund. He also brings the perspective of an individual who is not affiliated with a firm that has a substantial ownership position in our company.

Class I Directors Continuing in Office Until our 2011 Annual Meeting of Stockholders

Bryan C. Cressey, age 60, has served as a member of our Board of Directors since 2006. Since 2007 he has been a Partner of Cressey and Company, LLC, and since 1998, he has been a Partner of Thoma Cressey Bravo, Inc., both private equity firms of which he is a founder. Funds affiliated with the Thoma Cressey Bravo firm are among our largest stockholders. Mr. Cressey serves on the boards of Belden, Inc., a networking cable technology company, Select Medical Corporation, a healthcare services company, and several privately-held healthcare services companies. He received a B.A. from the University of Washington, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. As the founder of the health care focused private equity firm Cressey and Company, LLC and board member of several health care companies, Mr. Cressey brings to the Board many years of experience and expertise as an investor in and advisor to companies in the health care sector.

Patrick G. Enright, age 48, has served as a member of our Board of Directors since July 2009, when funds affiliated with his firm made a significant equity investment in our company. Since 2006, Mr. Enright has served as a Managing Member of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience, beginning his career more than 25 years ago at Sandoz (now Novartis). He currently serves on the boards of Corcept Therapeutics Incorporated, a pharmaceutical company, and several privately-held companies. In the past five years he also served as a director of Threshold Pharmaceuticals, Sequenom Inc., and Valentis, Inc. Mr. Enright received a B.S. from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. As a venture capital investor focused on life science companies and someone who has worked in the pharmaceutical industry, Mr. Enright brings to the Board both operating experience and financial expertise in the life sciences industry.

James B. Tananbaum, M.D., age 46, has served as a member of our Board of Directors since 2003. Since 2000, Dr. Tananbaum has been a Managing Member of Prospect Venture Partners, a venture capital firm he co-founded. He serves on the boards of Infinity Pharmaceuticals, Inc., and several privately-held companies. In the past five years he also served as a director of Critical Therapeutics and Vanda Pharmaceuticals. Dr. Tananbaum was the founder of GelTex, Inc. and Theravance, Inc. He received a B.S.E.E. from Yale University, and an M.D. and an M.B.A. from Harvard University. Dr. Tananbaum brings to the Board his scientific, financial and operational expertise gained as a physician, founder of two life science companies and venture capital investor focused on life science companies. As a venture capitalist focused on life science companies who sits on numerous boards, Dr. Tananbaum also provides financial and operational expertise regarding our industry.

Nathaniel M. Zilkha, age 34, has served as a member of our Board of Directors since October 2007. Since 2004, he has been employed by KKR, where he is the global co-head of Special Situations Investing at KKR, which includes the firm’s activities in public and private distressed and structured investments. Previously he was a member of KKR’s North American Private Equity team. Funds affiliated with KKR are our company’s largest stockholder. Prior to joining KKR, Mr. Zilkha spent eight years in the Principal Investment Area of Goldman Sachs, where he invested in private equity and principal debt transactions. Mr. Zilkha graduated cum laude from Princeton University. As an employee of KKR, Mr. Zilkha brings to the Board a particular expertise in working with distressed companies and those in need of additional financing. His financial expertise and experience is of particular use to the Board.

Class II Directors Continuing in Office Until our 2012 Annual Meeting of Stockholders

Samuel D. Colella, age 70, has served as a member of our Board of Directors since 2004. Since 1999, he has served as Managing Member of Versant Ventures, a venture capital firm, which he co-founded. He serves on the boards of Genomic Health Inc., a molecular diagnostics company, Alexza Pharmaceuticals, a drug delivery company, and several privately-held companies. In the past five years he also served as a director of Solta Medical and Symyx, Inc. Mr. Colella received a B.S. from the University of Pittsburgh and an M.B.A. from the Stanford Graduate School of Business. Mr. Colella brings to the Board many years of experience investing in, and serving on the boards of, public and private life sciences companies. As an early investor in Jazz Pharmaceuticals, he has an intimate knowledge of the business and strategy of our company.

James C. Momtazee, age 38, has served as a member of our Board of Directors since 2004. Since 1996, he has been employed by KKR, where he is a Member. Funds affiliated with KKR are our company’s largest stockholder. He serves on the boards of HCA Inc., a healthcare services company, and Accellent Inc., a manufacturing and engineering services company. In the past five years he also served as a director of Accuride Corp. and Alliance Imaging. He received an A.B. from Stanford University and an M.B.A. from the Stanford Graduate School of Business. As a Member of KKR and a board member of other health care companies, Mr. Momtazee brings to the Board significant expertise in financing and financial matters, including expertise and experience in structuring complex financial transactions and a broad understanding of the market related to those transactions, which is of particular use to the Board.

Robert M. Myers, age 46, is a co-founder and was appointed as our President in March 2007 and has served as a member of our Board of Directors since April 2009. From 2003 until 2007, he served as our Executive Vice President and Chief Business Officer. From 2002 until 2003, he served as Executive Vice President, Pharmaceuticals at Exelixis, a biotechnology company. He previously held various positions with ALZA Corporation from 1992 to 2001, most recently as its Senior Vice President, Commercial Development. In this role, he was responsible for ALZA Corporation’s corporate development, mergers and acquisitions, new product planning and corporate planning. He received B.S. and M.S. degrees from Stanford University and an M.B.A. from the Stanford Graduate School of Business. As President of our company, Mr. Myers is responsible for, and has detailed knowledge and expertise in, the sales, marketing and development of our products and product candidates. He also brings to the Board many years of pharmaceutical company transactional experience, which has been very important to the success of our company in our partnering and financing arrangements.

There are no family relationships among any of our executive officers and directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers, including their ages as of March 17, 2010. Biographical information with regard to Mr. Cozadd and Mr. Myers is set forth under “Directors of the Registrant” above.

Name	Age	Position
Bruce C. Cozadd	46	Chairman, Chief Executive Officer and Director
Robert M. Myers	46	President and Director
Kathryn E. Falberg	49	Senior Vice President and Chief Financial Officer
Carol A. Gamble	57	Senior Vice President, General Counsel and Corporate Secretary
Janne L.T. Wissel	54	Senior Vice President and Chief Regulatory Officer
Joan E. Colligan	58	Executive Director and Principal Accounting Officer

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Jazz Pharmaceuticals. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that, inadvertently, an initial report of ownership on Form 3 was filed late by Joan Colligan, our executive director and principal accounting officer, who automatically became a Section 16(a) officer upon the departure of our former Chief Financial Officer (and principal accounting officer) on December 31, 2008; and a stock option grant in January 2009 that otherwise would have been included on Form 4 was reported on her initial Form 3.

CERTAIN CORPORATE GOVERNANCE MATTERS

Code of Conduct

The Jazz Pharmaceuticals Code of Conduct applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “Company” at “Corporate Responsibility.” Stockholders may request a free copy of the Code of Conduct by submitting a written request to Jazz Pharmaceuticals, Inc., Attention: Investor Relations, 3180 Porter Drive, Palo Alto, California 94304. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Identification of Audit Committee and Financial Expert

Our Board of Directors has a standing Audit Committee that operates under a written charter approved by our Board of Directors, which charter reflects the applicable standards and requirements adopted by the SEC and the NASDAQ Stock Market, LLC, or NASDAQ. A copy of the charter can be found on our website, www.jazzpharmaceuticals.com, in the section titled “Company” under the subsection titled “Board Committees.” Information found on our website is not incorporated by reference into this report.

The Audit Committee is chaired by Mr. O’Keefe and also includes Messrs. Cressey, Enright and Sebulsky. Mr. Enright joined the Audit Committee in September 2009. Our Board of Directors reviews the NASDAQ definition of “independence” for Audit Committee members on an annual basis and has determined that all members of our Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members. Our Board of Directors has also determined that Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our Board of Directors considered the overall knowledge, experience and familiarity of Mr. O’Keefe with accounting matters, in analyzing and evaluating financial statements, and in managing private equity investments.

Item 11.	Executive Compensation

Summary of Compensation

The following table sets forth certain summary information for the year indicated with respect to the compensation earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers as of December 31, 2009, as well as our former Chief Executive Officer who resigned effective April 3, 2009. We refer to these individuals in this report as the “named executive officers.”

SUMMARY COMPENSATION TABLE—FISCAL 2008 AND 2009

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Bruce C. Cozadd Chairman and Chief Executive Officer	2009	442,729	189,260	205,300	1,574	838,863
	2008	423,523	490,241	—	1,435	915,199

Samuel R. Saks, M.D.(5) Former Chief Executive Officer	2009	141,392	189,260	—	520	331,172
	2008	468,266	490,241	—	1,539	960,046

Robert M. Myers President	2009	420,024	141,945	193,900	1,564	757,433
	2008	444,096	345,240	—	1,499	790,835

Carol A. Gamble Senior Vice President, General Counsel and Corporate Secretary	2009	348,048	75,704	120,412	1,296	545,460
	2008	357,267	207,144	—	1,239	565,650

(1)	The dollar amounts in this column represent base salary earned during the indicated fiscal year. For more information regarding salaries in 2008 and 2009, see “Narrative Disclosure to Summary Compensation Table – Base Salary.”
(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals’ audited consolidated financial statements included in Jazz Pharmaceuticals’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers.
(3)	The dollar amounts in this column represent the cash bonus awarded under our annual Bonus Plan for 2009. For more information, please see “Narrative Disclosure to Summary Compensation Table – Annual Bonus Plan.” No bonuses were awarded to our named executive officers under our annual Bonus Plan for 2008.
(4)	Represents group term life insurance premiums paid by Jazz Pharmaceuticals.
(5)	Effective April 3, 2009, Dr. Saks resigned as our Chief Executive Officer.

Narrative Disclosure to Summary Compensation Table

Base Salary

We provide a base salary to our executive officers, the rate for which is set each year, effective March 1. In December 2008, our executive officers proposed, and our Compensation Committee accepted that, in light of our then current economic situation, effective January 1, 2009, our executive officers would take a temporary pay reduction of between 5% and 10% of their 2008 base salaries. Effective August 1, 2009 and based on our improved financial situation since the beginning of the year, the temporary pay reduction ended, and our executive officer salaries returned to 2008 base salary levels. The 2008 and 2009 base salary rates for our named executive officers, without regard to the voluntary pay reductions, are set forth in the table below.

Name	2008 and 2009 Base Salary after August 1, 2009 ($)(1)(2)
Bruce C. Cozadd(3)	468,000
Samuel R. Saks, M.D.(4)	468,000
Robert M. Myers	444,000
Carol A. Gamble	357,000

(1)	Base salary rate beginning March 1, 2008. The base salary rate for January and February 2008 was $450,000 for Mr. Cozadd, $450,000 for Dr. Saks, $426,000 for Mr. Myers and $343,000 for Ms. Gamble.
(2)	The named executive officers offered to take voluntary temporary base salary rate reductions (10% for Messrs. Cozadd, Myers and Dr. Saks, and 5% for Ms. Gamble) beginning January 1, 2009 through July 31, 2009, and the Compensation Committee accepted this offer. During the period of their voluntary reductions, their base salary rates were $421,200 for Mr. Cozadd and Dr. Saks, $399,600 for Mr. Myers and $339,150 for Ms. Gamble.
(3)	Mr. Cozadd’s actual base salary for 2008 was prorated for the amount of his time devoted to his role as our Executive Chairman. Mr. Cozadd devoted 90% of his time to his role as Executive Chairman during 2008 until December 22, 2008, when he began devoting 100% of his time to his role as Executive Chairman. In connection therewith, Mr. Cozadd’s actual base salary for January 1, 2008 through February 29, 2008 was $405,000; for March 1, 2008 through December 21, 2008 it was $421,200; and from December 22, 2008 through December 31, 2008 it was $468,000. In April 2009 Mr. Cozadd became our Chief Executive Officer.
(4)	Dr. Saks resigned his position with the company effective April 3, 2009 and has not received any compensation from us since that date.

Annual Bonus Plan

In accordance with our annual Bonus Plan, we maintain an annual bonus award program to reward executive officers (and other employees) for attaining our corporate performance objectives, as well as to reward them for their individual contributions to the achievement of those objectives. Target bonus levels under the annual Bonus Plan are assigned based on various categories of employees. The actual bonus awarded in any year, if any, may be more or less than the target, depending primarily on the achievement of our corporate objectives, and an individual employee’s achievement of his or her objectives. Whether or not a bonus is paid for any year is within the discretion of our Compensation Committee, and our Compensation Committee has the discretion to award bonuses even if the applicable performance criteria set forth under the annual Bonus Plan have not been met or to award a bonus based on other criteria. In this regard, in December 2008, Mr. Cozadd, then our Executive Chairman, and Dr. Saks, then our Chief Executive Officer, recommended to the Compensation Committee that, in light of our cash position at that time, no bonuses be paid for 2008. The Compensation Committee accepted this recommendation.

As set forth in our annual Bonus Plan, the target bonus levels for 2009 for our named executive officers were: 50% of the applicable annual base salary rate for Dr. Saks and Messrs. Cozadd and Myers; and 40% of the applicable annual base salary rate for Ms. Gamble. Dr. Saks resigned his position with us effective April 3, 2009 and was therefore not eligible for a bonus under the annual Bonus Plan for 2009. For 2009, our key corporate objectives approved by the Board of Directors in early 2009 were to:

•

obtain and publicly disclose top-line results for our second pivotal Phase III trial of JZP-6 (sodium oxybate) for the treatment of fibromyalgia during the third quarter of 2009, and submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration for JZP-6 by December 31, 2009;

•	secure equity and nonequity financing sufficient to achieve our corporate objectives;

•	achieve total Xyrem and Luvox CR net sales of $97 million and EBITDA from commercial operations of $45 million in 2009;

•

achieve an operating loss of less than $10 million, measured by EBIDTA, by the end of the first quarter of 2009, and achieve breakeven on an operating basis, measured by EBIDTA, in the fourth quarter of 2009;

•	ensure that employees are aligned with the corporate objectives and that our company operates in compliance with applicable laws and regulations; and

•	partner a development project, secure rights to a new product opportunity and develop a revised strategic plan.

Each of the executive officers is responsible for meeting our corporate objectives, and each objective was deemed important in determining the level of our performance during the year. Although the Compensation Committee did not set individual goals for individual executive officers, certain of the named executive officer’s responsibilities are more directly related to particular corporate objectives and may therefore given greater weight in the determination of the bonus amount paid to a named executive officer. As Chairman and Chief Executive Officer, Mr. Cozadd is responsible for the company meeting all of its objectives. Mr. Myers is responsible for all of our commercial operations, and our corporate objective related to achieving Xyrem and Luvox CR net sales and commercial EBIDTA targets may be given somewhat greater weight in the determination of his bonus. Ms Gamble, along with Mr. Cozadd and Mr. Myers, is particularly responsible for the Company obtaining equity and non-equity financing, and their efforts in achieving this corporate objective had a greater impact on their bonus determination than it did for other executive officers. Nevertheless, in a small company such as ours, each executive is expected to contribute in significant ways to the achievement of most, if not all, of our corporate objectives.

In approving the corporate objectives for 2009, the expectation of our Board of Directors was that it would be highly unlikely that all of the corporate objectives would be achieved for the year. In this regard, the Board of Directors has historically approved corporate objectives that have been stretch objectives beyond those that would reasonably be expected to be attained in any given year, and our corporate objectives historically have not been achieved at the 100% level. Our Compensation Committee determines the size of the total bonus pool under the annual Bonus Plan, which is based primarily on our Board of Directors’ determination of our success in achieving our corporate objectives for the plan year. The Compensation Committee also determines the portion of the pool, if any, that will be allocated to the executive officers as a group and the individual bonuses for each of our executive officers and vice presidents. Mr. Cozadd provides input to the Compensation Committee with respect to bonuses for executive officers and vice presidents other than his own compensation. For 2009, the Compensation Committee did not quantify or assign specific percentage criteria to the various corporate objectives under the annual Bonus Plan, but rather sought to approve a bonus payout that generally reflected our Board of Directors’ determination of the level of achievement of our corporate objectives, after taking into account the key corporate objectives listed above and our company’s cash position.

With respect to the achievement of our 2009 corporate objectives, after considering the input of Mr. Cozadd, our Board of Directors determined that we had achieved most, but not all, of our key corporate objectives. Based on the Board of Directors’ determination of the level of achievement of our corporate objectives for 2009, our Compensation Committee approved a total corporate bonus payout of 78% of the total target bonus pool. In evaluating our performance against our corporate objectives for 2009, the Compensation Committee believed the following were highly significant that (i) our net sales and commercial EBITDA targets for 2009 were achieved; (ii) the unblinding of the second pivotal Phase III clinical trial of JZP-6 in June 2009 and the submission of the NDA for JZP-6 to the FDA in December 2009; (iii) our achievement of an operating loss of less than $10 million by the end of the first quarter of 2009 and break even operating results, measured by EBITDA, in the second quarter of 2009; and (iv) our resolution of defaults under our Senior Secured Note and Warrant Purchase Agreement dated as of March 14, 2008, as amended, or the ‘Senior Note Agreement’ and successfully raising additional capital in a private placement. The Compensation Committee did not quantify or assign specific percentage criterion to the various corporate objectives under the Bonus Plan.

Our actual bonus award amounts under the annual Bonus Plan are determined by multiplying the percentage achievement determined by the Compensation Committee by the target bonus percentage set forth in our Bonus Plan (50% for Mr. Cozadd and

Mr. Myers and 40% for Ms. Gamble) by the actual salary earned during the year. In determining the specific bonus award amounts for our named executive officers for 2009 under the annual Bonus Plan, our Compensation Committee desired to ensure that the different voluntary salary reductions taken by various executive officers (and other company officers) from January 1, 2009 through July 31, 2009 did not impact relative bonus awards among executive officers. Accordingly, in setting individual bonuses, the Compensation Committee set aside from the executive portion of the total bonus pool an amount sufficient to offset the individual voluntary salary reductions, and then allocated the remainder of the pool against salaries without taking effect of the voluntary reductions. Because all of our named executive officers contributed significantly to our achievement of our key objectives in 2009, the Compensation Committee (with approval from the Board of Directors with regard to Mr. Cozadd) determined that the same achievement rate was applicable for each of Mr. Cozadd, Mr. Myers and Ms. Gamble. The cash bonus awards for 2009 under the Bonus Plan for our named executive officers were as follows:

Name	Total Bonus under 2009 Bonus Plan($)(1)
Bruce C. Cozadd	205,300
Robert M. Myers	193,900
Carol A. Gamble	120,412

(1)	The bonus for 2009 was calculated by determining the amount of the temporary voluntary salary reduction ($27,300 for Mr. Cozadd, $25,900 for Mr. Myers and $10,412 for Ms. Gamble) for each executive, and adding to it to the bonus amount determined under the Bonus Plan for 2009 as described above, but subject to the total amount of the bonus pool available for executives.

In early 2010, the Compensation Committee engaged Radford to provide the Compensation Committee with advice concerning executive compensation. In part as a result of its discussion with Radford, the Compensation Committee determined that the bonus target for the Chief Executive Officer should be 60% (rather than the 50% target stated in the Bonus Plan) beginning with any bonus for 2010.

Stock Option Awards

In May 2008, we granted stock options to our named executive officers under our 2007 Equity Incentive Plan. In determining the number of stock option grants to the named executive officers in May 2008, the Compensation Committee considered the 2007 Plan benchmark data from our peer group companies provided by Compensia, Inc., a compensation consultant, as well as Radford survey data, with a goal of ensuring a level of long-term incentive compensation for our named executive officers as a group at approximately the 50th percentile of long-term incentive compensation for executive officers in similar positions with similar responsibilities at our peer companies. Accordingly, after considering these factors, Mr. Myers and Ms. Gamble each received grants of stock options reflecting their respective positions in the company, and each of Mr. Cozadd and Dr. Saks was granted a stock option covering the same number of shares as each other. Each of Mr. Cozadd and Dr. Saks received options for 106,500 shares; Mr. Myers received options for 75,000 shares; and Ms. Gamble received options for 45,000 shares. The options have a ten year term and will vest as to 50% of the shares in April 2010, and as to the remainder of the shares in 24 equal monthly installments thereafter. The exercise price of the options is $7.96 per share, the fair market value of our common stock on the date of the grant, determined in accordance with the terms of the 2007 Plan.

In January 2009, the Compensation Committee again used Radford data in reviewing the levels of stock option grants to our named executive officers and again sought to ensure a level of annual grants for our named executive officers as a group at approximately the 50th percentile of the annual grants for executive officers in similar positions with similar responsibilities at our peer companies chosen for 2008. As a result, stock options were granted under the 2007 Plan as follows: options for 200,000 shares to each of Mr. Cozadd and Dr. Saks, options for 150,000 shares to Mr. Myers, and options for 80,000 shares to Ms. Gamble. The options have a 10 year term and vested as to 33 1/3% of the shares in January 2010, and vest as to the remainder of the shares in 24 equal monthly installments thereafter. The exercise price of the options is $1.25 per share, the fair market value of our common stock on the date of grant, determined in accordance with the terms of our 2007 Equity Incentive Plan.

The 2007 Plan became effective in connection with our initial public offering. The following is a brief description of certain of the permissible terms of stock options and other stock awards granted under the 2007 Plan:

Stock Options. Incentive and nonstatutory stock options may be granted pursuant to incentive and nonstatutory stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option provided that the exercise price of an incentive stock option and nonstatutory stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2007 Plan vest at the rate specified by the plan administrator. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (a) cash or check, (b) a broker-assisted cashless exercise, (c) the tender of common stock previously owned by the optionee, (d) a net exercise of the option and (e) other legal consideration approved by the plan administrator.

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

Restricted Stock Awards. Restricted stock awards may be granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (a) cash or check, (b) past or future services rendered to us or our affiliates or (c) any other form of legal consideration. Shares of common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator.

Restricted Stock Unit Awards. Restricted stock unit awards may be granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect to shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights. Stock appreciation rights may be granted pursuant to stock appreciation rights agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right which cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2007 Plan vests at the rate specified by the plan administrator.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2009, certain information regarding outstanding equity awards at fiscal year end for our named executive officers other than Dr. Saks, who resigned as our Chief Executive Officer effective April 3, 2009. All of Dr.Saks’ options expired unexercised prior to December 31, 2009.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Bruce C. Cozadd	—	200,000	(1)	1.25	01/20/19
	—	106,500	(2)	7.96	05/15/18
	—	40,662	(3)	19.37	02/26/17
	164,120	0		15.09	02/17/14
	54,707	0		30.18	02/17/14
	54,707	0		45.27	02/17/14

Robert M. Myers	—	150,000	(1)	1.25	01/20/19
	—	75,000	(2)	7.96	05/15/18
	—	31,625	(3)	19.37	02/26/17
	164,120	0		15.09	02/17/14
	54,707	0		30.18	02/17/14
	54,707	0		45.27	02/17/14

Carol A. Gamble	—	80,000	(1)	1.25	01/20/19
	—	45,000	(2)	7.96	05/15/18
	—	22,590	(3)	19.37	02/26/17
	62,652	0		15.09	02/17/14
	20,884	0		30.18	02/17/14
	20,884	0		45.27	02/17/14

(1)	The shares subject to this stock option award vested as to 33 1/3% of the shares in January 2010, and vest as to the remainder of the shares in 24 equal monthly installments thereafter.
(2)	The shares subject to this stock option award vest as to 50% of the shares subject to the option on April 8, 2010, and will vest as to the remainder of the shares in 24 equal monthly installments thereafter.
(3)	The shares subject to this stock option award vested as to one-third of the shares on February 27, 2010, and vest as to the remainder of the shares in 24 equal monthly installments thereafter.

Post-Termination Compensation

Executive Employment Agreements

In February 2009, the employment agreement dated February 18, 2004, as amended, between us and each of our named executive officers expired in accordance with its terms. The employment agreements provided for an initial base salary, subject to annual increases determined by the Compensation Committee, and provided for the participation of each of our named executive officers in our annual Bonus Plans. Under the employment agreements, Dr. Saks and Messrs. Cozadd and Myers were each eligible to receive an annual performance bonus determined in accordance with our annual Bonus Plans and targeted at 50% of their respective annual base salaries, subject to increases approved by our Board of Directors. Under her employment agreement, Ms. Gamble was eligible to receive an annual performance bonus determined in accordance with our annual Bonus Plans and targeted at 40% of her annual base salary, subject to increases approved by our Board of Directors. Notwithstanding the expiration of the employment agreements, each of our continuing named executive officers will continue to be eligible for annual salary increases and participation in our annual Bonus Plan. The employment agreements also provided for severance payments and other benefits in the event of certain terminations of employment, including in connection with a change in control. In connection with the expiration of the employment agreements, each of our current named executive officers became a participant in our Amended and Restated Executive Change in Control and Severance Benefit Plan, which is described below.

Amended and Restated Executive Change in Control and Severance Benefit Plan

General. In May 2007, our Board of Directors adopted a Change in Control and Severance Benefit Plan, effective May 1, 2007, or the Severance Benefit Plan, that provided for certain severance benefits to our non-executive officer Vice Presidents in connection with specified termination events. In February 2009, our Board of Directors approved an amendment and restatement of the Severance Benefit Plan (as so amended and restated, the Amended Severance Benefit Plan), to include our named executive officers in the Amended Severance Benefit Plan and to modify the severance payments for Senior Vice Presidents who were previously Vice Presidents and were therefore covered by the Severance Benefit Plan as Vice Presidents. Prior to such amendment and restatement, only Vice Presidents were covered by the Severance Benefit Plan. In addition, the plan was amended to clarify that no benefits would be payable if a change of control resulted from arrangements with our senior lenders.

Under the Amended Severance Benefit Plan, in the event that an officer’s employment terminates due to an Involuntary Termination Without Cause or a Constructive Termination, each as defined in the Amended Severance Benefit Plan, within 12 months following a Change in Control, as defined in the Amended Severance Benefit Plan, and assuming all of the other conditions of the Amended Severance Benefit Plan are met, then each officer who is a participant in the Amended Severance Benefit Plan would be entitled to the following benefits under the Amended Severance Benefit Plan:

•	a single lump sum cash severance payment, payable on the first payroll date following the termination, equal to the sum of:

•

(1) the officer’s base salary in effect during the last regularly scheduled payroll period immediately preceding the termination (without, as a general matter, giving effect to any voluntary pay reduction taken by the officer during the 12 months preceding the date of termination), or the Applicable Base Salary, plus (2) the product of (i) the Applicable Base Salary multiplied by (ii) the greater of any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the officer in respect of either of the last two calendar years prior to the date of termination (subject to an alternative calculation as well as a reduction for officers who have not been employed for the entire calendar year prior to the date of termination), multiplied by (iii) the quotient obtained by dividing: (a) the sum of the number of full months that an officer is employed in the year of an applicable termination and 12, by (b) 12;

•

multiplied by 150% for the Chairman and Chief Executive Officer or President (currently Mr. Cozadd and Mr. Myers), 125% for Senior Vice Presidents (which currently includes Ms. Gamble), or 100% for Vice Presidents;

•

full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by Jazz Pharmaceuticals for a period of up to (i) 18 months for the Chairman and Chief Executive Officer or President, (ii) 15 months for Senior Vice Presidents, and (iii) 12 months for Vice Presidents, provided that the officer timely elects continued coverage; and

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

Potential Payments Upon Termination. The following table sets forth the potential severance payments and benefits under the Amended Severance Benefit Plan to which the named executive officers would be entitled in connection with specified termination events, as if the named executive officers’ employment terminated as of December 31, 2009. Other than as described above under “—Stock Option Awards,” there are no other agreements, arrangements or plans that entitle any named executive officers to severance, perquisites or other benefits upon termination of employment or a change in control. The following table does not include Dr. Saks, whose resignation was effective as of April 3, 2009. Dr. Saks did not receive any severance benefits in connection with his resignation.

POTENTIAL PAYMENTS UPON TERMINATION AS OF DECEMBER 31, 2009

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	1,150,500
	COBRA Payments	20,901
	Vesting Acceleration(2)	1,326,000

	Benefit Total	2,497,401

Robert M. Myers	Lump Sum Cash Severance Payment	1,103,746
	COBRA Payments	39,757
	Vesting Acceleration(2)	994,500

	Benefit Total	2,138,003

Carol A. Gamble	Lump Sum Cash Severance Payment	832,133
	COBRA Payments	21,841
	Vesting Acceleration(2)	530,400

	Benefit Total	1,384,374

(1)	These benefits would be payable under the Amended Severance Benefit Plan if the Involuntary Termination Without Cause or Constructive Termination occurred within 12 months following a Change in Control and assuming such termination took place on December 31, 2009.
(2)	The value of stock option vesting acceleration is based on the closing stock price of $7.88 per share for our common stock as reported on the NASDAQ Global Market on December 31, 2009, minus the exercise price of the unvested option shares subject to acceleration.

Other Compensatory Arrangements

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

401(k) Plan

Our employees are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Code. Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $16,500 in 2009 (with a larger “catch up” limit for older employees). Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. To date, we have not made any contributions to the plan on behalf of participating employees.

Additional Benefits

Executive officers are eligible to participate in all of Jazz Pharmaceuticals’ benefit plans, such as medical, dental, vision short-term disability, long-term disability, group life insurance, Section 125 flexible spending accounts and our employee stock purchase plan, in each case generally on the same basis as other employees. We also have a flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2009.

Nonqualified Deferred Compensation

During the year ended December 31, 2009, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

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

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all non-employee directors of Jazz Pharmaceuticals for the fiscal year ended December 31, 2009. Mr. Cozadd, our Chairman and Chief Executive Officer, and Dr. Saks, our former Chief Executive Officer and a former director, are not listed in the following table since they are, or were, employees of Jazz Pharmaceuticals and did not receive any additional compensation for serving on our Board of Directors or its committees. On March 31, 2009, Mr. Myers was appointed to the Board and he does not receive any additional compensation for serving on our Board of Directors or its committees.

2009 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
E. Alexander Albert(4)	—	—	—
Samuel D. Colella	30,000	44,598	74,598
Bryan C. Cressey	30,000	44,598	74,598
Patrick G. Enright	33,288	135,459	168,747
Michael W. Michelson	40,000	—	40,000
James C. Momtazee	35,000	—	35,000
Kenneth W. O’Keefe	45,000	44,598	89,598
Alan M. Sebulsky(5)	30,000	92,330	122,330
James B. Tananbaum, M.D.(6)	30,000	44,598	74,598
Nathaniel M. Zilkha	30,000	—	30,000

(1)	Represents fees earned in 2009. Each director in the table above, other than Dr. Tananbaum and Mr. Cressey for 2009, elected to defer his cash retainer fees pursuant to the Directors Deferred Compensation Plan. The number of shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan as of December 31, 2009 was as follows: 4,739 shares for Mr. Colella; 5,258 shares for Mr. Enright; 6,319 shares for Mr. Michelson; 5,529 shares for Mr. Momtazee; 7,109 shares for Mr. O’Keefe; 4,739 shares for Mr. Sebulsky; and 4,739 shares for Mr. Zilkha. In connection with Mr. Albert’s resignation from the Board, the 3,826 shares then credited to Mr. Albert’s individual non-employee director phantom stock account were distributed to Mr. Albert in accordance with the terms of our Directors Deferred Compensation Plan.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the year ended December 31, 2009. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals’ audited consolidated financial statements included in Jazz Pharmaceuticals’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010. These amounts do not necessarily correspond to the actual value that may be recognized by our directors.
(3)	The aggregate number of shares subject to outstanding stock options held by the directors listed in the table above as of December 31, 2009 was as follows: 30,000 shares for each of Dr. Tananbaum and Messrs. Colella, Cressey and O’Keefe; 40,000 for Mr. Enright; and 66,536 shares for Mr. Sebulsky. Each of Messrs. Albert, Michelson, Momtazee and Zilkha declined any equity compensation for his service as a non-employee director in accordance with certain internal policies of Kohlberg Kravis Roberts & Co. L.P., with which each such director is or was either associated or affiliated.
(4)	Mr. Albert resigned from the Board in September 2009.
(5)	Effective in November 2009, in addition to his annual stock option grant of 10,000 shares in August 2009 under the 2007 Directors Plan, Mr. Sebulsky received a stock option for 10,000 shares, exercisable beginning one year after the effective date of the grant at an exercise price of $6.89, the fair market value of our common stock on the effective date of the grant, determined in accordance with the 2007 Directors Plan.
(6)	Dr. Tananbaum’s cash retainer fees were paid to Prospect Management Co., II, LLC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Equity Incentive Plan	4,771,825		$8.93	(1)	1,870,814	(2)
2007 Employee Stock Purchase Plan	—				270,694	(3)
2007 Non-Employee Directors Stock Option Plan	190,000		$8.08		71,568	(4)
Equity compensation plans not approved by security holders:
Directors Deferred Compensation Plan	77,294	(5)			—	(6)

Total	5,039,119				2,213,076

(1)	The weighted average exercise price of outstanding options and rights under our 2007 Equity Incentive Plan, or the 2007 Plan, includes the effect of our grant of restricted stock units under the 2007 Plan, which restricted stock units were granted in consideration of services rendered to us and do not carry an exercise price. The weighted average exercise price of outstanding options under the 2007 Plan was $8.98, excluding the grant of the restricted stock units but including shares subject to options originally granted under our 2003 Equity Incentive Plan.
(2)	As of December 31, 2009, an aggregate of 6,817,361 shares of common stock were reserved for issuance under the 2007 Plan, of which 1,870,814 remained available for future issuance. The number of shares reserved for issuance under the 2007 Plan includes shares subject to options originally granted under our 2003 Equity Incentive Plan. The number of shares reserved for issuance under the 2007 Plan automatically increases on each January 1, from January 1, 2008 through January 1, 2017, by the lesser of (a) 4.5% of the total number of shares of our common stock outstanding on December 31 of the preceding year or (b) 3,000,000 shares (or such lesser amount as may be approved by our Board of Directors). On January 1, 2010, the number of shares reserved for issuance under the 2007 Plan increased by 1,406,487 shares pursuant to this automatic share increase provision.
(3)

As of December 31, 2009, an aggregate of 1,050,000 shares of common stock were reserved for issuance under our 2007 Employee Stock Purchase Plan, or the 2007 ESPP, of which 270,694 remained available for future issuance under the 2007 ESPP with up to a maximum of 260,000 shares that could be purchased in the current purchase period and for each of the following two purchase periods. Subsequently, the aggregate number of shares available for issuance in any six month purchase period will be 175,000. The number of shares reserved for issuance under the 2007 ESPP automatically increases on each January 1, from January 1, 2008 through January 1, 2017, by the lesser of (a) 1.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or (b) 350,000 shares (or such lesser amount as may be approved by our Board of Directors). On January 1, 2010, the number of shares reserved for issuance under the 2007 ESPP increased by 350,000 shares pursuant to this automatic share increase provision.

(4)	As of December 31, 2009, an aggregate of 345,531 shares of common stock were reserved for issuance under our 2007 Non-Employee Directors Stock Option Plan, or the 2007 Directors Plan, of which 71,568 remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above is reduced by the number of shares credited to our non-employee directors’ stock accounts under our Director Deferred Compensation Plan, or the Directors Deferral Plan. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on each January 1, from January 1, 2008 through January 1, 2017, by the sum of (a) the excess of (i) the number of shares of common stock subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) the aggregate number of shares credited to our non-employee directors’ stock accounts under the Directors Deferral Plan (or such lesser amount as may be approved by our board of directors). In no event may the amount of any such annual increase exceed 200,000 shares. On January 1, 2010, the number of shares reserved for issuance under the 2007 Directors Plan increased by 128,432 shares pursuant to this automatic share increase provision.
(5)	Represents shares credited to individual non-employee director stock accounts as of December 31, 2009 under the Directors Deferral Plan. There is no exercise price for these shares.

(6)

Distributions in shares of our common stock under the Directors Deferral Plan are funded with the shares reserved under the 2007 Directors Plan. Accordingly, no shares are shown remaining available for issuance under the Directors Deferral Plan in the above table. The aggregate number of shares credited to our non-employee directors’ stock accounts during a calendar year is automatically added to the share reserve under the 2007 Directors Plan on January 1 of the following year as set forth in note (4) above.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Jazz Pharmaceuticals’ common stock as of March 17, 2010 (except as noted) by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of Jazz Pharmaceuticals as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Total
5% Stockholders:
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street, Suite 4200
New York, NY 10019
KKR JP LLC(3)	10,504,338	32.69%
KKR JP III LLC(3)	36,445	*
KKR Financial Holdings III, LLC(3)	70,156	*

Entities affiliated with Longitude Capital Partners, LLC(4)	2,993,601	9.22%
800 El Camino Real, Suite 220
Menlo Park, CA 94025

Entities affiliated with Thoma Cressey Bravo, Inc.(5)	2,432,487	7.68%
Sears Tower, 92nd Floor
22 South Wacker Drive
Chicago, IL 60606

Bridger Management, LLC(6)	1,942,050	6.16%
90 Park Avenue, 40th Floor
New York, NY 10016

Entities affiliated with Versant Ventures(7)	1,663,392	5.25%
3000 Sand Hill Road, #4-210
Menlo Park, CA 94025

Entity affiliated with Beecken Petty O’Keefe & Company, LLC(8)	1,621,659	5.13%
131 Dearborn Street, Suite 2800
Chicago, IL 60603

Named Executive Officers and Directors:
Bruce C. Cozadd(9)	694,484	2.17%
Samuel R. Saks, M.D.(10)	156,986	*
Robert M. Myers(11)	515,659	1.61%
Carol A. Gamble(12)	188,466	*
Samuel D. Colella(13)	1,694,797	5.35%
Bryan C. Cressey(14)	2,459,153	7.76%
Patrick G. Enright(15)	3,005,525	9.25%
Michael W. Michelson(16)	15,211	*
James C. Momtazee(17)	12,836	*
Kenneth W. O’Keefe(18)	1,665,437	5.26%
Alan M. Sebulsky(19)	92,375	*
James B. Tananbaum, M.D.(20)	1,536,811	4.86%
Nathaniel M. Zilkha(21)	10,730	*
All directors and executive officers as a group (15 persons)(22)	12,208,890	35.54%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Jazz Pharmaceuticals, Inc., 3180 Porter Drive, Palo Alto, California 94304.
(2)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 31,535,888 shares outstanding on March 17, 2010, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options that are exercisable within 60 days of March 17, 2010, as well as shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan as of March 17, 2010. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan are payable solely in shares of our common stock, but such shares do not have current voting or investment power. Shares issuable pursuant to our Directors Deferred Compensation Plan and shares issuable pursuant to the exercise of stock options that are exercisable within 60 days of March 17, 2010 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	KKR JP LLC (“KKR JP”) directly holds 9,906,501 shares and warrants to purchase 597,837 shares. KKR Millennium Fund L.P. (“KKR Millennium Fund”) is the sole member of KKR JP. KKR Associates Millennium L.P. (“KKR Associates Millennium”) is the sole general partner of KKR Millennium Fund. KKR Millennium GP LLC (“KKR Millennium GP”) is the sole general partner of KKR Associates Millennium. KKR Fund Holdings L.P. (“KKR Fund Holdings”) is the designated member of KKR Millennium GP. KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”) is a general partner of KKR Fund Holdings. KKR Millennium Fund, KKR Associates Millennium, KKR Millennium GP, KKR Fund Holdings and KKR Fund Holdings GP disclaim beneficial ownership of the securities held by KKR JP.

KKR JP III LLC (“KKR JP III”) directly holds 36,445 shares. KKR Partners III, L.P. (“KKR Partners III”) is the sole member of KKR JP III. KKR III GP LLC (“KKR III GP”) is the sole general partner of KKR Partners III. KKR Partners III and KKR III GP disclaim beneficial ownership of the securities held by KKR JP III.

KKR Financial Holdings III, LLC (“KKR Financial Holdings III”) directly holds warrants to purchase 70,156 shares. KKR Financial Holdings LLC (“KKR Financial Holdings”) is the sole member of KKR Financial Holdings III. KKR Financial Advisors LLC (“KKR Financial Advisors”) is the manager of KKR Financial Holdings. Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (“Kohlberg Kravis Roberts & Co. (Fixed Income)”) is the sole member of KKR Financial Advisors. Kohlberg Kravis Roberts & Co. L.P. (“Kohlberg Kravis Roberts & Co.”) is the holder of all of the outstanding equity interests in Kohlberg Kravis Roberts & Co. (Fixed Income). KKR Management Holdings L.P. is the general partner of Kohlberg Kravis Roberts & Co. KKR Management Holdings Corp. is the general partner of KKR Management Holdings L.P. KKR Financial Holdings, KKR Financial Advisors, Kohlberg Kravis Roberts & Co. (Fixed Income), Kohlberg Kravis Roberts & Co., KKR Management Holdings L.P. and KKR Management Holdings Corp. disclaim beneficial ownership of the securities held by KKR Financial Holdings III.

Each of KKR Group Holdings L.P. (“KKR Group Holdings”) (as the sole shareholder of KKR Fund Holdings GP, a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Management Holdings Corp.); KKR Group Limited (“KKR Group”) (as the general partner of KKR Group Holdings); KKR & Co. L.P. (“KKR & Co.”) (as the sole shareholder of KKR Group); and KKR Management LLC (“KKR Management”) (as the general partner of KKR & Co.) disclaim beneficial ownership of the securities held by KKR JP and KKR Financial Holdings III.

As the designated members of KKR Management LLC and the managers of KKR III GP LLC, Messrs. Henry R. Kravis and George R. Roberts may be deemed to be the beneficial owner of the securities held by KKR JP, KKR JP III and KKR Financial Holdings III but disclaim beneficial ownership of such securities. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP by KKR Fund Holdings.

The entities named in this footnote (3) are sometimes referred to as the KKR Entities. Michael W. Michelson, James C. Momtazee and Nathaniel M. Zilkha are members of our Board of Directors and are executives of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Michelson, Momtazee and Zilkha disclaim beneficial ownership of any securities beneficially owned by the KKR Entities. The address of the KKR Entities (except KKR Financial Holdings III, KKR Financial Holdings, KKR Financial Advisors and Kohlberg Kravis Roberts & Co. (Fixed Income)) and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019. The address of KKR Financial Holdings III, LLC, KKR Financial Holdings LLC, KKR Financial Advisors LLC and KKR Financial LLC is 555 California Street, 50th Floor, San Francisco, CA 94104. The address of Messrs. Roberts, Michelson, Momtazee and Zilkha is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)	Consists of 2,005,539 shares and a warrant to acquire 929,243 shares held by Longitude Venture Partners, L.P., and 40,195 shares and a warrant to acquire 18,624 shares held by Longitude Capital Associates, L.P. Mr. Enright is a Managing Member of Longitude Capital Partners, LLC, which is the sole general partner of each of these two entities. As such he may be deemed to have shared voting and dispositive power with respect to shares and warrants held by those entities. Mr. Enright disclaims beneficial ownership of all such shares and warrants, except to the extent of his proportionate pecuniary interest therein.
(5)	Consists of 2,259,250 shares and a warrant to acquire 135,841 shares held by Thoma Cressey Fund VII, LP and 35,275 shares and a warrant to acquire 2,121 shares held by Thoma Cressey Friends Fund VII, LP. Mr. Cressey is a partner of Thoma Cressey Equity Partners, the sponsor of these entities, the Thoma Cressey Funds, and is deemed to have shared voting and investment power over the shares held by Thoma Cressey Equity Partners and its affiliated entities. Mr. Cressey disclaims beneficial ownership of the shares held by the Thoma Cressey Funds, except to the extent of his pecuniary interest therein.
(6)	Based upon a Schedule 13G/A filed with the SEC on February 12, 2010 by Bridger Management, LLC on behalf of itself, Swiftcurrent Offshore, Ltd. and Roberto Mignone, reporting beneficial ownership as of February 12, 2010. According to the Schedule 13G/A filed by Bridger Management, LLC, the 1,942,050 of the shares are beneficially owned by Roberto Mignone in his capacity as managing member of Bridger Management, LLC as a result of the purchase of such shares by certain accounts managed by Bridger Management, LLC. Swiftcurrent Offshore, Ltd., an account managed by Bridger Management, LLC, beneficially owns 835,250 of the shares. The Schedule 13G/A filed by Bridger Management, LLC provides information only as of February 12, 2010 and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between February 12, 2010 and March 17, 2010.
(7)	Consists of 1,488,676 shares and a warrant to acquire 129,613 shares held by Versant Venture Capital II, L.P., 28,260 shares and a warrant to acquire 2,464 shares held by Versant Affiliates Fund II-A, L.P. and 13,247 shares and a warrant to acquire 1,132 shares held by Versant Side Fund II, L.P. Mr. Colella is a managing member of Versant Ventures II, LLC, which is the general partner of each of Versant Venture Capital II, L.P., Versant Affiliates Fund II-A, L.P. and Versant Side Fund II, L.P., or the Versant Funds, and is deemed to have shared voting and investment power over the shares held by the Versant Funds. Mr. Colella disclaims beneficial ownership of the shares held by the Versant Funds, except to the extent of his pecuniary interest therein.
(8)	Consists of 1,529,684 shares and a warrant to acquire 91,975 shares held by Jazz Investors LLC. Beecken Petty O’Keefe & Company, LLC is the sole manager of Jazz Investors, LLC. Mr. O’Keefe is one of the member managers of Beecken Petty O’Keefe & Company, LLC and disclaims beneficial ownership of such shares. Mr. O’Keefe is a member of our Board of Directors. The address of Jazz Investors, LLC, Beecken Petty O’Keefe & Company, LLC and Mr. O’Keefe is 131 South Dearborn Street, Suite 2800, Chicago, IL 60603.
(9)	Includes 428,146 shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010.
(10)	Dr. Saks resigned as our Chief Executive Officer (and as a director) effective April 3, 2009.
(11)	Includes 377,736 shares Mr. Myers has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010.
(12)	Includes 169,974 shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010.
(13)	Includes 26,666 shares Mr. Colella has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010, 4,739 shares issuable to Mr. Colella pursuant to our Directors Deferred Compensation Plan, and the shares described in Note (7) above. Mr. Colella disclaims beneficial ownership of the shares described in Note (7) above, except to the extent of his pecuniary interest therein.
(14)	Includes 26,666 shares Mr. Cressey has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010 and the shares described in Note (5) above. Mr. Cressey disclaims beneficial ownership of the shares described in Note (5) above, except to the extent of his pecuniary interest therein.
(15)	Includes 6,666 shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010, 5,258 shares issuable to Mr. Enright pursuant to our Directors Deferred Compensation Plan, and the shares described in Note (4) above. Mr. Enright disclaims beneficial ownership of the shares described in Note (4) above, except to the extent of his pecuniary interest therein.
(16)	Consists solely of shares issuable to Mr. Michelson pursuant to our Directors Deferred Compensation Plan. Mr. Michelson disclaims beneficial ownership of the shares described in Note (3) above.
(17)	Consists solely of shares issuable to Mr. Momtazee pursuant to our Directors Deferred Compensation Plan. Mr. Momtazee disclaims beneficial ownership of the shares described in Note (3) above.
(18)	Includes 26,666 shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010, 10,003 shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Compensation Plan, and the shares described in Note (9) above. Mr. O’Keefe disclaims beneficial ownership of the shares described in Note (9) above.
(19)	Includes 52,715 shares Mr. Sebulsky has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010 and 11,408 shares issuable to Mr. Sebulsky pursuant to our Directors Deferred Compensation Plan.

(20)	Includes 26,666 shares Dr. Tananbaum has the right to acquire pursuant to options exercisable within 60 days of March 17, 2010 and 1,403,129 shares and a warrant to acquire 84,365 shares held by Prospect Venture Partners II, L.P., and 21,366 shares and a warrant to acquire 1,285 shares held by Prospect Associates II, L.P. Dr. Tananbaum is a managing member of Prospect Management Co. II, L.L.C., which serves as the sole general partner of each of Prospect Venture Partners II, L.P. and Prospect Associates II, L.P., or the Prospect Funds. The managing members of Prospect Management Co. II, L.L.C. are deemed to have shared voting and investment power over the shares held by the Prospect Funds. Dr. Tananbaum disclaims beneficial ownership of the shares held by the Prospect Funds, except to the extent of his pecuniary interest therein.
(21)	Consists solely of shares issuable to Mr. Zilkha pursuant to our Directors Deferred Compensation Plan. Mr. Zilkha disclaims beneficial ownership of the shares described in Note (3) above.
(22)	Includes 8,824,621 shares and warrants to purchase 1,396,663 shares held by entities affiliated with certain of our directors, 1,346,509 shares that certain of our executive officers and directors have the right to acquire within 60 days of March 17, 2010 through the exercise of options, and 77,294 shares issuable to our directors under our Directors Deferred Compensation Plan. Does not include the 156,986 shares held by Dr. Saks as of March 17, 2010 due to his resignation in April 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for Review of Related Party Transactions

In 2007, we adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Jazz Pharmaceuticals and any “related person” are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to Jazz Pharmaceuticals as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our Audit Committee (or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our General Counsel deems reasonably necessary from each director, executive officer and (to the extent feasible) significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our General Counsel, or, if the employee is an executive officer, to our Board of Directors. In considering related-person transactions, our Audit Committee (or other independent body of our Board of Directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

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

Certain Transactions With or Involving Related Persons

Sales of Securities

Registered Direct Offering. In July 2008, we sold an aggregate of 3,848,289 immediately separable units in a registered direct offering to select investors, with each unit consisting of one share of our common stock and a warrant to purchase 0.45 of a share of common stock at a price per unit of $6.75625 for aggregate consideration of approximately $26.0 million. In the aggregate, we issued and sold 3,848,289 shares of our common stock and warrants to purchase up to an aggregate of 1,731,724 shares of our common stock pursuant to the terms of a placement agent agreement and the related subscription agreements. Each warrant has an exercise price of $7.37 per share. The investors in the registered direct public offering included certain of our existing stockholders as set forth in the table below, and other select institutional investors. We refer to these issuances below as the Registered Direct. As a result of the participation of related persons in the Registered Direct, such participation was reviewed and pre-approved in accordance with our

Related Party Transaction Policy by a special committee of our Board of Directors comprised solely of independent directors who were not affiliated or associated with the investors in the Registered Direct.

July 2009 Private Placement. In July 2009, we sold an aggregate of 1,895,734 immediately separable units in a private placement to certain entities affiliated with Longitude Capital Partners, LLC, or Longitude Capital, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of common stock at a price per unit of $3.6925 for aggregate consideration of approximately $7.0 million. In the aggregate, we issued and sold 1,895,734 shares of common stock and warrants to purchase up to an aggregate of 947,867 additional shares of common stock to the Longitude Capital purchasers pursuant to a securities purchase agreement. Each warrant has an exercise price of $4.00 per share. We refer to these issuances below as the July 2009 Private Placement. Although the July 2009 Private Placement occurred after the adoption of our Related Party Transaction Policy, our Related Party Transaction Policy did not require that we obtain prior approval of this transaction by our Audit Committee (or other independent body of our Board of Directors) since at the time we entered into the securities purchase agreement pursuant to which the July 2009 Private Placement was effected, neither the Longitude Capital purchasers nor Patrick G. Enright, managing member of Longitude Capital and currently a member of our Board of Directors, were “related persons” within the meaning of our Related Party Transaction Policy. However, in accordance with our Related Party Transaction Policy, we submitted the July 2009 Private Placement to the Audit Committee for review and ratification at their first regularly-scheduled meeting following the transaction and the Audit Committee ratified the transaction in accordance with our Related Party Transaction Policy.

Set forth in the table below is certain information regarding related person participation in the Registered Direct and the 2009 Private Placement, including information regarding the number of shares of common stock purchased and warrants to purchase common stock acquired in each of the Registered Direct and the 2009 Private Placement by related persons.

Purchaser	Common Stock	Common Stock Warrants
Principal Stockholders(1)
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.(2)	1,328,527	597,837
Entities affiliated with Thoma Cressey Bravo, Inc.(3)	306,583	137,962
Entity affiliated with Beecken Petty O’Keefe & Company, LLC(4)	204,389	91,975
Entities affiliated with Prospect Venture Partners(5)	190,334	85,650
Entities affiliated with Versant Ventures(6)	296,022	133,209
Entities affiliated with Longitude Capital Partners, LLC(7)	1,895,734	947,867

(1)	Certain of our directors are affiliated and/or associated with our principal stockholders as indicated in the table below:

Director	Principal Stockholder
Bryan C. Cressey	Entities affiliated with Thoma Cressey Bravo, Inc.
Samuel D. Colella	Entities affiliated with Versant Ventures
Patrick G. Enright	Entities affiliated with Longitude Capital Partners, LLC
Michael W. Michelson	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
James C. Momtazee	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
Kenneth W. O’Keefe	Entity affiliated with Beecken Petty O’Keefe & Company, LLC
James B. Tananbaum, M.D.	Entities affiliated with Prospect Venture Partners
Nathaniel M. Zilkha	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.

(2)	Consists of 1,328,527 shares of common stock acquired by KKR JP LLC in the Registered Direct. Also consists of a warrant to purchase 597,837 shares of common stock acquired by KKR JP LLC.
(3)	Consists of 301,870 shares of common stock acquired by Thoma Cressey Fund VII, LP and 4,713 shares of common stock acquired by Thoma Cressey Friends Fund VII, LP in the Registered Direct. Also consists of a warrant to purchase 135,841 shares of common stock acquired by Thoma Cressey Fund VII, LP and a warrant to purchase 2,121 shares of common stock acquired by Thoma Cressey Friends Fund VII, LP in the Registered Direct.
(4)	Consists of 204,389 shares of common stock acquired by Jazz Investors LLC in the Registered Direct, and a warrant to purchase 91,975 shares of common stock acquired by Jazz Investors LLC in the Registered Direct.
(5)	Consists of 187,479 shares of common stock acquired by Prospect Venture Partners II, L.P. and 2,855 shares of common stock acquired by Prospect Associates II, L.P. in the Registered Direct. Also consists of a warrant to purchase 84,365 shares of common stock acquired by Prospect Venture Partners II, L.P. and a warrant to purchase 1,285 shares of common stock acquired by Prospect Associates II, L.P. in the Registered Direct.

(6)	Consists of 288,029 shares of common stock acquired by Versant Venture Capital II, L.P., 5,476 shares of common stock acquired by Versant Affiliates Fund II-A, L.P. and 2,517 shares of common stock acquired by Versant Side Fund II, L.P. in the Registered Direct. Also consists of a warrant to purchase 129,613 shares of common stock acquired by Versant Venture Capital II, L.P., a warrant to purchase 2,464 shares of common stock acquired by Versant Affiliates Fund II-A, L.P. and a warrant to purchase 1,132 shares of common stock acquired by Versant Side Fund II, L.P. in the Registered Direct.
(7)	Consists of 1,858,486 shares of common stock acquired by Longitude Venture Partners, L.P. and 37,248 shares of common stock acquired by Longitude Capital Associates, L.P. in the 2009 Private Placement. Also consists of a warrant to purchase 929,243 shares of common stock acquired by Longitude Venture Partners, L.P. and a warrant to purchase 18,624 shares of common stock acquired by Longitude Capital Associates, L.P. in the 2009 Private Placement.

Senior Secured Notes and Related Warrants

In June 2005, Orphan Medical, Inc., or Orphan Medical, a wholly-owned subsidiary of Jazz Pharmaceuticals, issued senior secured notes in the aggregate principal amount of $80.0 million, or the Orphan Notes, with interest payable on the Orphan Notes at the rate of 15% per year, payable quarterly in arrears. We guaranteed the obligations of Orphan Medical to repay the Orphan Notes pursuant to a senior secured note and warrant purchase agreement we entered into with the purchasers of the Orphan Notes, and also issued warrants to purchase an aggregate of 785,728 shares of Series BB Preferred Stock originally having an exercise price of $20.36 per share. KKR Financial Holdings III, LLC, or KFN, an entity affiliated with Kohlberg Kravis Roberts & Co. L.P., and LB I Group, Inc., an entity affiliated with Lehman Brothers Holdings Inc., both of which were significant stockholders during 2008 and 2009, purchased $25.0 million and $31.0 million principal amount of Orphan Notes, respectively, and warrants to purchase 245,540 and 304,469 shares of our common stock, respectively. With respect to KFN, the $25.0 million principal amount represented the largest aggregate amount of principal balance outstanding on the Orphan Notes to date. In March 2008, KFN sold $17.9 million in principal amount of notes and warrants to purchase 175,384 shares of common stock to LB I Group. With respect to LB I Group, $56.0 million principal amount represented the largest aggregate amount of principal balance outstanding on the Orphan Notes to date. For the period from January 1, 2006 to March 17, 2008, total interest payments under the Orphan Notes were $26.6 million, of which $7.7 million and $11.1 million was paid to KFN and LB I Group, respectively. The issuance of the Orphan Notes and related warrants were effected prior to the adoption of our Related Party Transaction Policy and were approved by our Board of Directors.

In March 2008, JPI Commercial, LLC, or JPIC, a wholly-owned subsidiary of Jazz Pharmaceuticals, issued senior secured notes in the aggregate principal amount of $120.0 million, or the JPIC Notes, with interest payable on the JPIC Notes at the rate of 15% per year, payable quarterly in arrears commencing June 30, 2008. With respect to defaults, interest is payable at an annual default rate of 17%. We guaranteed the obligations of JPIC to repay the JPIC Notes pursuant to a senior secured note and warrant purchase agreement, or the Senior Note Agreement, we entered into with the purchasers of the JPIC Notes. Of the $120.0 million in principal amount of JPIC Notes issued in March 2008, $80.0 million in principal amount of JPIC Notes were issued in exchange for the same principal amount of Orphan Notes and in connection therewith, the Orphan Notes were retired. With respect to KFN, KFN was issued $7.1 million in principal amount of JPIC Notes in exchanges for its Orphan Notes. LB I Group was issued $56.0 million in principal amount of JPIC Notes in exchanges for its Orphan Notes, and also purchased $33.5 million in principal amount of additional JPIC Notes. In connection with the purchase of additional JPIC Notes, LB I Group was issued a warrant to purchase 470,836 shares of our common stock originally having an exercise price of $14.23 per share. Together, the $89.5 million in aggregate principal amount of JPIC Notes issued to LB I Group represented the largest aggregate amount of principal balance outstanding to date held by LB I Group. In August 2008, JPIC paid certain holders of the senior secured notes $504,000 aggregate principal amount plus accrued interest as their pro rata share of the proceeds from the JPIC’s sale of its rights to Antizol and Antizol-Vet and the principal amount was reduced accordingly. Under the terms of the agreement with the senior secured note holders, JPIC is obligated to pay the holders of the senior secured notes the proceeds from any future sale of the JPIC’s rights to Xyrem, Luvox CR and JZP-6, if the holders so elect. Other than with respect to the August 2008 payment and the retiring of the Orphan Notes in March 2008, no principal payments have been made on either the Orphan Notes or the JPIC Notes. For the period from January 1, 2008 to December 31, 2009, total interest payments under the JPIC Notes were $35.9 million, of which $2.1 million and $26.7 million was paid to KFN and LB I Group, respectively. Although the issuance of the JPIC Notes and our entry into the Senior Note Agreement in connection therewith (and the issuance of warrants to purchase our common stock pursuant thereto) occurred after the adoption of our Related Party Transaction Policy, our Related Party Transaction Policy did not require that we obtain approval or ratification of this transaction by our Audit Committee (or other independent body of our Board of Directors) since at the time we entered into the transaction, LB I Group and each other of the purchasers of the new JPIC Notes were not “related persons” within the meaning of our Related Party Transaction Policy. Although KFN is affiliated with Kohlberg Kravis Roberts & Co. L.P., which is a “related person” within the meaning of our Related Party Transaction, KFN did not purchase any additional notes or warrants in the transaction, and KFN’s participation in the transaction was limited to exchanging its Orphan Note for the same principal amount of JPIC Notes. Our Board of Directors was, however, aware of KFN’s participation in the transaction when it approved the transaction.

In November 2009, we entered into an amendment and waiver agreement pursuant to which the holders of the JPIC Notes waived our prior events of default under the Senior Note Agreement and the other agreements related thereto, and pursuant to which the Senior Note Agreement was amended to, among other things, (i) require us to make certain scheduled principal payments on the JPIC Notes totaling $40.0 million commencing on March 31, 2010 and ending on March 31, 2011 and (ii) reduced the minimum cash balance required to be maintained by us under certain circumstances. Pursuant to the amendment and waiver agreement, the warrants to purchase our common stock that we issued in connection with the issuance of the Orphan Notes and the JPIC Notes were each amended to reduce the respective exercise prices of such warrants, such that the exercise price of the warrants we issued in connection with the issuance of the Orphan Notes, or the Orphan Warrants, was reduced from $20.36 to $9.34 per share, and the exercise price of the warrants that we issued in connection with the issuance of the JPIC Notes, or the JPIC Warrants, was reduced from $14.23 to $9.34 per share. As of the date of the amendment and waiver agreement, KFN and LB I Group held Orphan Warrants exercisable for 70,156 shares and 550,010 shares, respectively, and LB I Group held a JPIC Warrant exercisable for 470,836 shares. The amendment and waiver agreement also provides for certain amendments to our registration obligations with respect to the JPIC Warrants. In addition, we agreed to pay to the holders of the JPIC Notes a restructuring fee totaling $500,000, payable on the maturity date of the JPIC Notes (or upon earlier repayment in full of the JPIC Notes), of which $28,500 and $374,500 is payable to KFN and LB I Group, respectively. The amendment and waiver agreement was reviewed and pre-approved in accordance with our Related Party Transaction Policy.

Indemnification Agreements

We have entered into indemnity agreements with each of our directors, executive officers and vice presidents that require us to indemnify such persons against any and all expenses (including attorneys’ fees), witness fees, judgments, fines, settlements and other amounts incurred (including expenses of a derivative action) in connection with any action, suit or proceeding or alternative dispute resolution mechanism, inquiry hearing or investigation, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, an officer or an employee of us or any of our affiliated enterprises, provided that such person’s conduct did not constitute a breach of his or her duty of loyalty to us or our stockholders, and was not an act or omission not in good faith or which involved intentional misconduct or a knowing violation of laws. The indemnity agreements also set forth certain procedures that will apply in the event of a claim for indemnification thereunder. The indemnity agreements with certain of our directors further provide that, with respect to a director that is serving on our Board of Directors at the direction of a venture or other investment fund or entity, or fund, with respect to such indemnitee’s service as a director, officer, employee, agent and/or fiduciary of Jazz Pharmaceuticals, our obligations under the indemnity agreement are the primary source of indemnification and advancement, we are required to make all expense advances, and we are liable for all of such indemnitee’s expenses, to the extent required by the indemnity agreement, our amended and restated certificate of incorporation and amended and restated bylaws, without regard to any rights the indemnitee may have against the fund, and we irrevocably waive, relinquishes and releases any and all claims against the fund for contribution, subrogation or any other recovery of any kind in connection with our obligations under the indemnity agreement. We believe that these agreements are necessary to attract and retain qualified persons as officers and directors of Jazz Pharmaceuticals. We also maintain directors’ and officers’ liability insurance.

Independence of Jazz Pharmaceuticals’ Board of Directors

As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with internal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Jazz Pharmaceuticals, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Myers, our President, are not independent directors by virtue of their employment with Jazz Pharmaceuticals. The Board also determined that Dr. Saks, our former Chief Executive Officer, was not an independent director by virtue of his former employment with Jazz Pharmaceuticals. In addition, the Board determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee during 2009 was an independent director within the meaning of the applicable NASDAQ listing standards and SEC rules.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2009 financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit and interim services for Jazz Pharmaceuticals. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to Jazz Pharmaceuticals for the fiscal years ended December 31, 2009 and 2008 by Ernst & Young LLP, Jazz Pharmaceuticals’ independent registered public accounting firm:

	Fiscal Year Ended
	2009	2008
Audit Fees	$909,841	$970,948
Audit-Related Fees	$—	$70,000
Tax Fees	$145,357	$174,626
All Other Fees	$—	$1,500

Total Fees	$1,055,198	$1,217,074

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the Securities and Exchange Commission and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Related to fiscal year ended December 31, 2009, fees of $54,841 were billed in connection with Registration Statements on Form S-1 and S-3 filings and other potential offerings. Related to fiscal year ended December 31, 2008, fees of $134,000 were billed in connection with Registration Statements on Form S-3 and S-8 filings.

Audit –Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the fiscal year ended December 31 2008, fees of $70,000 were billed in connection with accounting consultation services.

Tax Fees: Consists of fees for professional services for tax compliance, tax advice and tax planning. During the fiscal year ended December 31, 2009, fees of $78,750 were billed in connection with tax compliance services and fees of $66,607 were billed in connection with tax advice and planning services. During the fiscal year ended December 31, 2008, fees of $78,750 were billed in connection with tax compliance services and fees of $95,876 were billed in connection with tax advice and planning services.

All Other Fees: Consists of fees for products and services other than the services described above. Related to fiscal year ended December 31, 2008 fees of $1,500 were billed in connection with access to Ernst & Young’s online accounting and tax research tool.

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

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2010:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2010.

2.	Index to Financial Statement Schedules:

The following financial statement schedule was filed as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2010 and should be read in conjunction with the consolidated financials statements of the registrant included therein:

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

3.	Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 18, 2005, by and among the Registrant, Twist Merger Sub, Inc. and Orphan Medical, Inc.(15)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(4)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(13)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(38)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(48)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein.(73)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(14)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(39)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(40)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(41)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(42)

4.5D	Form of Common Stock Warrant of the Registrant.(43)

Exhibit Number	Description of Document

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(44)

4.5F	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein.(76)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(49)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(50)

4.6C	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited.(77)

4.7	Form of Registered Direct Common Stock Warrant.(55)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein.(68)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009.(69)

4.9B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein.(75)

10.1+	2003 Equity Incentive Plan, as amended.(5)

10.2+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan.(6)

10.3+	2007 Equity Incentive Plan.(7)

10.4+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan.(16)

10.5+	2007 Non-Employee Directors Stock Option Plan.(8)

10.6+	Form of Stock Option Agreement and Form of Option Grant Notice under the 2007 Non-Employee Directors Stock Option Plan.(9)

10.7+	2007 Employee Stock Purchase Plan.(10)

10.8+	Form of 2007 Employee Stock Purchase Plan Offering Document.(11)

10.9†	Asset Purchase Agreement, dated as of October 4, 2004, by and among the Registrant, Glaxo Group Limited and SmithKline Beecham Corporation dba GlaxoSmithKline.(22)

10.10	Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of November 6, 1996, by and between Orphan Medical, Inc. and Lonza, Inc.(17)

10.11	Amendment No. 1 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of February 7, 2005, by and between Orphan Medical, Inc. and Lonza, Inc.(18)

10.12†	Amended and Restated Xyrem License and Distribution Agreement, dated as of June 30, 2006, by and between the Registrant and UCB Pharma Limited.(23)

10.13†	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(24)

10.14	Supply Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(19)

Exhibit Number	Description of Document

10.15	Trademark License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(20)

10.16	Assignment, Assumption and Consent, dated as of January 31, 2007, by and among the Registrant, Solvay Pharmaceuticals, Inc. and Elan Pharma International Limited.(28)

10.17†	License Agreement, dated as of December 22, 1997, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(25)

10.18†	Amendment to License Agreement, dated as of March 1, 1999, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(29)

10.19†	Letter Amendment No. 2 to License Agreement, dated April 13, 2000, by and between Solvay Pharmaceuticals, Inc and Elan Pharmaceutical Technologies.(30)

10.20†	Amendment Agreement No. 3 to License Agreement, dated as of November 7, 2006, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation plc.(26)

10.21†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(27)

10.22†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(31)

10.23	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(32)

10.24	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(21)

10.25+	Directors Deferred Compensation Plan.(12)

10.26+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(57)

10.27A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(33)

10.27B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and the Registrant.(34)

10.27C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.(35)

10.27D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and the Registrant.(36)

10.28+	Form of Letter, amending outstanding options granted under the Registrant’s 2003 Equity Incentive Plan.(2)

10.29+	Form of Restricted Stock Unit Award under the Registrant’s 2007 Equity Incentive Plan.(37)

10.30†	Amendment Number 4 to Development, License and Supply Agreement, dated as of October 26, 2007, by and between the Registrant and Elan Pharma International, Inc.(45)

10.31	Amendment No. 1 to Amended and Restated Xyrem License and Distribution Agreement, dated as of December 21, 2007, by and between the Registrant and UCB Pharma Limited.(46)

10.32†	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(47)

Exhibit Number	Description of Document

10.33	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(51)

10.34+	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(52)

10.35+	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.(53)

10.36†	Master Services Agreement dated May 6, 2008, by and among the Registrant, Express Scripts Specialty Distribution Services, Inc. and CuraScript, Inc.(54)

10.37	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(56)

10.38†	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(58)

10.39	Amendment No. 3 to License Agreement, dated as of December 19, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(60)

10.40	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(61)

10.41+	Directors Deferred Compensation Plan, as amended.(62)

10.42+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(63)

10.43	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(64)

10.44	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(65)

10.45	Form of Registered Direct Subscription Agreement.(59)

10.46	Consulting Agreement dated April 3, 2009 by and between the Registrant and Samuel R. Saks, MD(66)

10.47	First Amendment of Lease, dated June 1, 2009, by and between the Registrant and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University.(67)

10.48	Securities Purchase Agreement, dated July 6, 2009, by and between the Registrant and the purchasers listed on the signature pages thereto.(70)

10.49	2009 Executive Officer Compensation Arrangements.(72)

10.50	Form of Amended and Restated Indemnification Agreement between the Registrant and its officers and directors.(71)

10.51	Amendment No. 5 to License Agreement, dated as of June 23, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(74)

10.52	Amendment No. 5 to License Agreement, dated as of October 23, 2009, by and between the Registrant and Elan Pharma International Limited.(78)

10.53	Offer Letter from the Registrant to Kathryn Falberg.(79)

12.1	Ratio of Earnings to Fixed Charges and computation of ratios of earnings to fixed charges.(80)

21.1	Subsidiaries of the Registrant.(80)

Exhibit Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm.(80)

24.1	Power of Attorney (included on the signature page of Registrant’s annual report on Form 10-K for the period ended December 31, 2009, as filed with the SEC on March 4, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(80)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(80)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(80)*

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to exhibit 10.60 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(3)	Incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(5)	Incorporated herein by reference to exhibit 10.21 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(6)	Incorporated herein by reference to exhibit 10.22 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(7)	Incorporated herein by reference to exhibit 10.23 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(8)	Incorporated herein by reference to exhibit 10.25 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(9)	Incorporated herein by reference to exhibit 10.26 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(10)	Incorporated herein by reference to exhibit 10.27 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(11)	Incorporated herein by reference to exhibit 10.28 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(12)	Incorporated herein by reference to exhibit 10.55 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(13)	Incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(14)	Incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(15)	Incorporated by reference to exhibit 2.1 in the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(16)	Incorporated herein by reference to exhibit 10.24 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(17)	Incorporated herein by reference to exhibit 10.31 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(18)	Incorporated herein by reference to exhibit 10.32 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.

(19)	Incorporated herein by reference to exhibit 10.43 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(20)	Incorporated herein by reference to exhibit 10.44 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(21)	Incorporated herein by reference to exhibit 10.54 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(22)	Incorporated herein by reference to exhibit 10.30 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(23)	Incorporated herein by reference to exhibit 10.41 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(24)	Incorporated herein by reference to exhibit 10.42 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(25)	Incorporated herein by reference to exhibit 10.46 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(26)	Incorporated herein by reference to exhibit 10.49 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(27)	Incorporated herein by reference to exhibit 10.50 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(28)	Incorporated herein by reference to exhibit 10.45 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(29)	Incorporated herein by reference to exhibit 10.47 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(30)	Incorporated herein by reference to exhibit 10.48 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(31)	Incorporated herein by reference to exhibit 10.51 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(32)	Incorporated herein by reference to exhibit 10.52 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(33)	Incorporated herein by reference to exhibit 10.57A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(34)	Incorporated herein by reference to exhibit 10.57B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(35)	Incorporated herein by reference to exhibit 10.57C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(36)	Incorporated herein by reference to exhibit 10.57D in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(37)	Incorporated herein by reference to exhibit 10.64 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.
(38)	Incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(39)	Incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(40)	Incorporated herein by reference to exhibit 4.5A in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(41)	Incorporated herein by reference to exhibit 4.5B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(42)	Incorporated herein by reference to exhibit 4.5C in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(43)	Incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(44)	Incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(45)	Incorporated herein by reference to exhibit 10.66 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(46)	Incorporated herein by reference to exhibit 10.68 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(47)	Incorporated herein by reference to exhibit 10.69 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.

(48)	Incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(49)	Incorporated herein by reference to exhibit 4.6A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(50)	Incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(51)	Incorporated herein by reference to exhibit 10.70 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(52)	Incorporated herein by reference to exhibit 10.71 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(53)	Incorporated herein by reference to exhibit 10.73 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(54)	Incorporated herein by reference to exhibit 10.74 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(55)	Incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(56)	Incorporated herein by reference to exhibit 10.75 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.
(57)	Incorporated herein by reference to exhibit 10.56 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.
(58)	Incorporated herein by reference to exhibit 10.77 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.
(59)	Incorporated by reference to exhibit 10.1 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(60)	Incorporated herein by reference to exhibit 10.78 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(61)	Incorporated herein by reference to exhibit 10.79 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(62)	Incorporated herein by reference to exhibit 10.80 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(63)	Incorporated herein by reference to exhibit 10.81 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(64)	Incorporated herein by reference to exhibit 10.82 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(65)	Incorporated herein by reference to exhibit 10.83 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(66)	Incorporated herein by reference to exhibit 10.85 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2009, as filed with the SEC on May 7, 2009.
(67)	Incorporated herein by reference to exhibit 10.86 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009.
(68)	Incorporated herein by reference to exhibit 4.8 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(69)	Incorporated herein by reference to exhibit 4.9A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(70)	Incorporated herein by reference to exhibit 10.87 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(71)	Incorporated herein by reference to exhibit 10.89 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(72)	Incorporated herein by reference to exhibit 10.84 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2009, as filed with the SEC on May 7, 2009.
(73)	Incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009.
(74)	Incorporated herein by reference to exhibit 10.90 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009.
(75)	Incorporated herein by reference to exhibit 4.9B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(76)	Incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009.

(77)	Incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009.
(78)	Incorporated by reference to exhibit 10.91 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2009, as filed with the SEC on November 6, 2009.
(79)	Incorporated herein by reference to exhibit 10.92 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009.
(80)	Incorporated herein by reference to like-numbered exhibit in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2009, as filed with the SEC on March 4, 2010.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K/A pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2010

Jazz Pharmaceuticals, Inc.
(Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 18, 2005, by and among the Registrant, Twist Merger Sub, Inc. and Orphan Medical, Inc.(15)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(4)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein.(13)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein.(38)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein.(48)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein.(73)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant.(14)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended.(39)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein.(40)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC.(41)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC.(42)

4.5D	Form of Common Stock Warrant of the Registrant.(43)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein.(44)

4.5F	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein.(76)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008.(49)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(50)

4.6C	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited.(77)

4.7	Form of Registered Direct Common Stock Warrant.(55)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein.(68)

Exhibit Number	Description of Document

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009.(69)

4.9B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein.(75)

10.1+	2003 Equity Incentive Plan, as amended.(5)

10.2+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan.(6)

10.3+	2007 Equity Incentive Plan.(7)

10.4+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan.(16)

10.5+	2007 Non-Employee Directors Stock Option Plan.(8)

10.6+	Form of Stock Option Agreement and Form of Option Grant Notice under the 2007 Non-Employee Directors Stock Option Plan.(9)

10.7+	2007 Employee Stock Purchase Plan.(10)

10.8+	Form of 2007 Employee Stock Purchase Plan Offering Document.(11)

10.9†	Asset Purchase Agreement, dated as of October 4, 2004, by and among the Registrant, Glaxo Group Limited and SmithKline Beecham Corporation dba GlaxoSmithKline.(22)

10.10	Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of November 6, 1996, by and between Orphan Medical, Inc. and Lonza, Inc.(17)

10.11	Amendment No. 1 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of February 7, 2005, by and between Orphan Medical, Inc. and Lonza, Inc.(18)

10.12†	Amended and Restated Xyrem License and Distribution Agreement, dated as of June 30, 2006, by and between the Registrant and UCB Pharma Limited.(23)

10.13†	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(24)

10.14	Supply Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(19)

10.15	Trademark License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.(20)

10.16	Assignment, Assumption and Consent, dated as of January 31, 2007, by and among the Registrant, Solvay Pharmaceuticals, Inc. and Elan Pharma International Limited.(28)

10.17†	License Agreement, dated as of December 22, 1997, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(25)

10.18†	Amendment to License Agreement, dated as of March 1, 1999, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation, plc.(29)

10.19†	Letter Amendment No. 2 to License Agreement, dated April 13, 2000, by and between Solvay Pharmaceuticals, Inc and Elan Pharmaceutical Technologies.(30)

10.20†	Amendment Agreement No. 3 to License Agreement, dated as of November 7, 2006, by and between Solvay Pharmaceuticals, Inc. and Elan Corporation plc.(26)

Exhibit Number	Description of Document

10.21†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(27)

10.22†	Quality Agreement, dated as of March 13, 2007, by and between the Registrant and Patheon Pharmaceuticals, Inc.(31)

10.23	Commercial Lease, dated as of June 2, 2004, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.(32)

10.24	Amendment No. 2 to Sodium Gamma Hydroxybutyrate Development and Supply Agreement, dated as of March 30, 2007, by and between Registrant and Lonza, Inc.(21)

10.25+	Directors Deferred Compensation Plan.(12)

10.26+	Non-Employee Director Compensation Arrangements, as modified on August 14, 2008.(57)

10.27A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(33)

10.27B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and the Registrant.(34)

10.27C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc.(35)

10.27D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and the Registrant.(36)

10.28+	Form of Letter, amending outstanding options granted under the Registrant’s 2003 Equity Incentive Plan.(2)

10.29+	Form of Restricted Stock Unit Award under the Registrant’s 2007 Equity Incentive Plan.(37)

10.30†	Amendment Number 4 to Development, License and Supply Agreement, dated as of October 26, 2007, by and between the Registrant and Elan Pharma International, Inc.(45)

10.31	Amendment No. 1 to Amended and Restated Xyrem License and Distribution Agreement, dated as of December 21, 2007, by and between the Registrant and UCB Pharma Limited.(46)

10.32†	Amendment No. 1 to License Agreement, dated as of March 12, 2008, by and between the Registrant and Solvay Pharmaceuticals, Inc.(47)

10.33	Common Stock Purchase Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited.(51)

10.34+	Amended Jazz Pharmaceuticals, Inc. Cash Bonus Plan.(52)

10.35+	Form of Stock Award Grant Notice and Stock Award Agreement under the Registrant’s 2007 Equity Incentive Plan.(53)

10.36†	Master Services Agreement dated May 6, 2008, by and among the Registrant, Express Scripts Specialty Distribution Services, Inc. and CuraScript, Inc.(54)

10.37	Amendment No. 2 to Amended and Restated Xyrem License and Distribution Agreement, dated July 23, 2008, by and between the Registrant and UCB Pharma Limited.(56)

10.38†	Amendment No. 2 to License Agreement, dated as of October 17, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(58)

Exhibit Number	Description of Document

10.39	Amendment No. 3 to License Agreement, dated as of December 19, 2008, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(60)

10.40	Amendment No. 4 to License Agreement, dated as of February 5, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(61)

10.41+	Directors Deferred Compensation Plan, as amended.(62)

10.42+	Amended and Restated Executive Change in Control and Severance Benefit Plan.(63)

10.43	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc.(64)

10.44	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, the Registrant and Orphan Medical, Inc.(65)

10.45	Form of Registered Direct Subscription Agreement.(59)

10.46	Consulting Agreement dated April 3, 2009 by and between the Registrant and Samuel R. Saks, MD(66)

10.47	First Amendment of Lease, dated June 1, 2009, by and between the Registrant and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University.(67)

10.48	Securities Purchase Agreement, dated July 6, 2009, by and between the Registrant and the purchasers listed on the signature pages thereto.(70)

10.49	2009 Executive Officer Compensation Arrangements.(72)

10.50	Form of Amended and Restated Indemnification Agreement between the Registrant and its officers and directors.(71)

10.51	Amendment No. 5 to License Agreement, dated as of June 23, 2009, by and between JPI Commercial, LLC and Solvay Pharmaceuticals, Inc.(74)

10.52	Amendment No. 5 to License Agreement, dated as of October 23, 2009, by and between the Registrant and Elan Pharma International Limited.(78)

10.53	Offer Letter from the Registrant to Kathryn Falberg.(79)

12.1	Ratio of Earnings to Fixed Charges and computation of ratios of earnings to fixed charges.(80)

21.1	Subsidiaries of the Registrant.(80)

23.1	Consent of Independent Registered Public Accounting Firm.(80)

24.1	Power of Attorney (included on the signature page of Registrant’s annual report on Form 10-K for the period ended December 31, 2009, as filed with the SEC on March 4, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(80)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(80)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(80)*

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(2)	Incorporated herein by reference to exhibit 10.60 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(3)	Incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(4)	Incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(5)	Incorporated herein by reference to exhibit 10.21 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(6)	Incorporated herein by reference to exhibit 10.22 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(7)	Incorporated herein by reference to exhibit 10.23 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(8)	Incorporated herein by reference to exhibit 10.25 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(9)	Incorporated herein by reference to exhibit 10.26 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(10)	Incorporated herein by reference to exhibit 10.27 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(11)	Incorporated herein by reference to exhibit 10.28 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(12)	Incorporated herein by reference to exhibit 10.55 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007.
(13)	Incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007.
(14)	Incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(15)	Incorporated by reference to exhibit 2.1 in the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007.
(16)	Incorporated herein by reference to exhibit 10.24 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(17)	Incorporated herein by reference to exhibit 10.31 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(18)	Incorporated herein by reference to exhibit 10.32 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(19)	Incorporated herein by reference to exhibit 10.43 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(20)	Incorporated herein by reference to exhibit 10.44 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(21)	Incorporated herein by reference to exhibit 10.54 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007.
(22)	Incorporated herein by reference to exhibit 10.30 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(23)	Incorporated herein by reference to exhibit 10.41 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(24)	Incorporated herein by reference to exhibit 10.42 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(25)	Incorporated herein by reference to exhibit 10.46 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(26)	Incorporated herein by reference to exhibit 10.49 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.

(27)	Incorporated herein by reference to exhibit 10.50 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007.
(28)	Incorporated herein by reference to exhibit 10.45 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(29)	Incorporated herein by reference to exhibit 10.47 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(30)	Incorporated herein by reference to exhibit 10.48 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(31)	Incorporated herein by reference to exhibit 10.51 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(32)	Incorporated herein by reference to exhibit 10.52 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007.
(33)	Incorporated herein by reference to exhibit 10.57A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(34)	Incorporated herein by reference to exhibit 10.57B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(35)	Incorporated herein by reference to exhibit 10.57C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(36)	Incorporated herein by reference to exhibit 10.57D in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007.
(37)	Incorporated herein by reference to exhibit 10.64 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.
(38)	Incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(39)	Incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(40)	Incorporated herein by reference to exhibit 4.5A in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(41)	Incorporated herein by reference to exhibit 4.5B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(42)	Incorporated herein by reference to exhibit 4.5C in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(43)	Incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(44)	Incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(45)	Incorporated herein by reference to exhibit 10.66 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(46)	Incorporated herein by reference to exhibit 10.68 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(47)	Incorporated herein by reference to exhibit 10.69 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008.
(48)	Incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(49)	Incorporated herein by reference to exhibit 4.6A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(50)	Incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(51)	Incorporated herein by reference to exhibit 10.70 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008.
(52)	Incorporated herein by reference to exhibit 10.71 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(53)	Incorporated herein by reference to exhibit 10.73 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(54)	Incorporated herein by reference to exhibit 10.74 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008.
(55)	Incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(56)	Incorporated herein by reference to exhibit 10.75 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 24, 2008.

(57)	Incorporated herein by reference to exhibit 10.56 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.
(58)	Incorporated herein by reference to exhibit 10.77 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.
(59)	Incorporated by reference to exhibit 10.1 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008.
(60)	Incorporated herein by reference to exhibit 10.78 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(61)	Incorporated herein by reference to exhibit 10.79 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(62)	Incorporated herein by reference to exhibit 10.80 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(63)	Incorporated herein by reference to exhibit 10.81 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(64)	Incorporated herein by reference to exhibit 10.82 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(65)	Incorporated herein by reference to exhibit 10.83 in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009.
(66)	Incorporated herein by reference to exhibit 10.85 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2009, as filed with the SEC on May 7, 2009.
(67)	Incorporated herein by reference to exhibit 10.86 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009.
(68)	Incorporated herein by reference to exhibit 4.8 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(69)	Incorporated herein by reference to exhibit 4.9A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(70)	Incorporated herein by reference to exhibit 10.87 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(71)	Incorporated herein by reference to exhibit 10.89 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(72)	Incorporated herein by reference to exhibit 10.84 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2009, as filed with the SEC on May 7, 2009.
(73)	Incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009.
(74)	Incorporated herein by reference to exhibit 10.90 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009.
(75)	Incorporated herein by reference to exhibit 4.9B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009.
(76)	Incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009.
(77)	Incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009.
(78)	Incorporated by reference to exhibit 10.91 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2009, as filed with the SEC on November 6, 2009.
(79)	Incorporated herein by reference to exhibit 10.92 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009.
(80)	Incorporated herein by reference to like-numbered exhibit in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2009, as filed with the SEC on March 4, 2010.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.