Form 10-Q
period 2010-03-31
JAZZ PHARMACEUTICALS INC
filed 2010-05-06
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, 31,539,444 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

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

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,998	$15,595
Restricted cash	951	2,988
Accounts receivable, net of allowances of $278 and $288 at March 31, 2010 and December 31, 2009, respectively	11,955	12,313
Inventories	3,522	3,426
Prepaid expenses	2,324	1,653
Other current assets	992	979

Total current assets	38,742	36,954
Property and equipment, net	909	1,124
Intangible assets, net	27,802	29,858
Goodwill	38,213	38,213
Other long-term assets	1,040	1,247

Total assets	$106,706	$107,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$7,840	$9,399
Accounts payable	3,885	2,158
Accrued liabilities	15,368	14,296
Senior secured notes (including $1,876 and $1,355 pertaining to a related party at March 31, 2010 and December 31, 2009, respectively)	32,891	23,759
Purchased product rights liability	4,125	4,000
Liability under government settlement	2,594	2,954
Deferred revenue	3,208	2,675

Total current liabilities	69,911	59,241

Deferred rent	51	29
Deferred revenue, non-current	9,907	10,191
Purchased product rights liability, non-current	7,875	9,000
Liability under government settlement, non-current	8,142	10,658
Senior secured notes (including $4,553 and $5,196 pertaining to a related party at March 31, 2010 and December 31, 2009, respectively)	79,818	91,107
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Common stock	3	3
Additional paid-in capital	437,179	434,811
Accumulated deficit	(506,180)	(507,644)

Total stockholders’ deficit	(68,998)	(72,830)

Total liabilities and stockholders’ deficit	$106,706	$107,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales, net	$34,283	$21,319
Royalties	605	472
Contract revenues	285	285

Total revenues	35,173	22,076

Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	2,882	1,943
Research and development	6,215	11,408
Selling, general and administrative	16,790	14,216
Intangible asset amortization	2,057	1,732

Total operating expenses	27,944	29,299

Income (loss) from operations	7,229	(7,223)

Interest income	2	21
Interest expense (including $315 and $320 for the three months ended March 31, 2010 and 2009, respectively, pertaining to a related party)	(5,767)	(5,794)
Other income	—	8

Net income (loss)	$1,464	$(12,988)

Net income (loss) per share:
Basic	$0.05	$(0.45)

Diluted	$0.04	$(0.45)

Weighted-average common shares used in computing net income (loss) per share:
Basic	31,412	28,968

Diluted	34,926	28,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income (loss)	$1,464	$(12,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	301	370
Amortization of intangible assets	2,057	1,732
Loss on disposal of property and equipment	—	9
Stock-based compensation expense	1,832	1,082
Senior secured notes, non-cash interest expense	1,050	535
Changes in assets and liabilities:
Accounts receivable	358	(369)
Inventories	(71)	566
Prepaid expenses and other current assets	(685)	51
Other assets	—	(4)
Accounts payable	1,727	(1,182)
Accrued liabilities	1,072	(90)
Senior secured notes, accrued and unpaid interest	—	5,078
Deferred revenue	249	(2)
Deferred rent	22	—
Liability under government settlement	(2,876)	62

Net cash provided by (used in) operating activities	6,500	(5,150)

Investing activities
Purchases of property and equipment	(86)	(5)
Purchase of product rights	(1,000)	(1,000)
Decrease in restricted cash and investments	2,037	1,138
Proceeds from maturities of marketable securities	—	1,004

Net cash provided by investing activities	951	1,137

Financing activities
Repayment of senior secured notes	(3,000)	—
Proceeds from exercise of employee stock options	511	—
Net repayment of revolving line of credit	(1,559)	(3,875)

Net cash used in financing activities	(4,048)	(3,875)

Net increase (decrease) in cash and cash equivalents	3,403	(7,888)
Cash and cash equivalents, at beginning of period	15,595	24,903

Cash and cash equivalents, at end of period	$18,998	$17,015

Supplemental disclosure of non-cash investing and financing activities:
Liability for purchase of product rights	$—	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10–Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. Certain amounts related to deferred cost of goods sold in the condensed consolidated statements of cash flows for the three months ended March 31, 2009 have been reclassified to conform to the presentation for the three months ended March 31, 2010. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future period. The consolidated financial statements include the accounts of Jazz Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Orphan Medical, LLC, or Orphan Medical, and JPI Commercial, LLC, or JPIC, after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

Although we generated a profit during the three months ended March 31, 2010, we have incurred significant losses since our inception and our accumulated deficit is $506.2 million. As of March 31, 2010, we had cash and cash equivalents of $19.0 million.

As of March 31, 2010, $116.5 million principal amount of our senior secured notes, or Senior Notes, was outstanding. Pursuant to the agreement with the holders of our Senior Notes, we repaid principal of $3.0 million on March 31, 2010 and are required to repay principal of $6.0 million, $9.0 million and $10.0 million on June 30, 2010, September 30, 2010 and December 31, 2010, respectively. On March 31, 2011, a $12.0 million principal payment is due on the Senior Notes, and the remaining balance on the Senior Notes (approximately $79.5 million assuming no principal repayments in addition to those described above) is due in full on June 24, 2011. We believe our existing cash balances, cash we expect to generate from operations, and cash we expect to have available under our revolving bank line of credit, which was amended in April 2010 to extend the maturity date to May 2011, will be sufficient to fund our operations and meet all of our obligations through March 31, 2011. We do not expect our cash resources to be sufficient to cover all of the costs associated with the launch of our JZP-6 product candidate if approved by the U.S. Food and Drug Administration, or FDA, the cost of our Luvox CR Phase IV clinical trial commitments (if we are not released by the FDA from that commitment), any significant additional costs related to the development of our product candidates, and the repayment of the Senior Notes at maturity on June 24, 2011. In order to fund these additional activities and requirements, we will need to do one or more of: raise additional funds, partner or license one or more of our product candidates or draw down funds under our committed equity financing facility with Kingsbridge Capital Limited. Our ability to raise additional funds and/or partner or license one or more of our product candidates will depend, among other things, on the capital markets and our financial condition and prospects at such time, with respect to partnering or licensing, and the interest of third parties in acquiring rights to our product candidates.

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

We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, we have not experienced significant credit losses on our accounts receivable. Our five largest customers accounted for an aggregate of approximately 98% and 99% of gross accounts receivable as of March 31, 2010 and December 31, 2009, respectively.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concentration of Supply Risk

We rely on certain sole suppliers for drug substance and certain sole manufacturing partners for each of our marketed products and certain of our product candidates. Earlier this year, Lonza, Inc., or Lonza, our current sole supplier of sodium oxybate, the active ingredient in both Xyrem and JZP-6, announced its intention to close the plant where it manufactures sodium oxybate and formally notified us in March 2010 that our agreement for the supply of sodium oxybate will terminate on December 31, 2011, at the end of its current term. Lonza is contractually obligated to supply our requirements of sodium oxybate through December 31, 2011. We recently entered into an agreement with a new supplier in order to help ensure that we have an uninterrupted supply of sodium oxybate. The FDA must approve our new supplier as a new supplier of sodium oxybate and our new supplier will need to obtain quota from the U.S. Drug Enforcement Administration, or DEA, in order to manufacture sodium oxybate for us. Lonza will also need to obtain additional DEA quota in 2010 in order to manufacture additional supplies for us for 2011. Since the DEA typically grants quota on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our suppliers cannot obtain as much quota as is needed on a timely basis, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$1,464	$(12,988)

Denominator:
Weighted-average common shares outstanding—basic	31,412	28,968
Dilutive effect of employee equity incentive and purchase plans	2,290	—
Dilutive effect of warrants	1,224	—

Weighted-average common shares outstanding—diluted	34,926	28,968

Net income (loss) per share:
Basic	$0.05	$(0.45)

Diluted	$0.04	$(0.45)

Potentially dilutive common shares from employee stock plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under our employee stock purchase plan. The following table represents the weighted-average shares of our common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2010	2009
Warrants to purchase common stock	—	3,300
Options to purchase common stock	2,590	5,186
Restricted stock units	—	48

Total	2,590	8,534

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, ratified authoritative guidance which amends the revenue recognition guidance related to milestone payments. The FASB concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Under the guidance, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance will not have an impact on our results of operations and financial position as we have applied the milestone method to previously received milestone payments as this method is an acceptable alternative applied in practice.

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

2. Inventories

The components of inventories were as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$863	$1,245
Work in process	921	676
Finished goods	1,738	1,505

Total inventories	$3,522	$3,426

3. Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at both March 31, 2010 and December 31, 2009. The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology—Xyrem	$39,700	$(19,885)	$19,815	$39,700	$(18,842)	$20,858
Developed technology—Luvox CR	9,700	(3,193)	6,507	9,700	(2,443)	7,257
Agreements not to compete	3,900	(3,718)	182	3,900	(3,523)	377
Trademarks	2,600	(1,302)	1,298	2,600	(1,234)	1,366

Total	$55,900	$(28,098)	$27,802	$55,900	$(26,042)	$29,858

Based on intangible assets recorded as of March 31, 2010, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs per year for our existing intangible assets other than goodwill as of March 31, 2010 were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2010 (remaining portion)	$5,768
2011	7,448
2012	5,696
2013	4,445
2014	4,445

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurement

Available-for-sale investments consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,073	$—	$—	$5,073

Total	$5,073	$—	$—	$5,073

March 31, 2010
Available-for-sale investments	$5,073
Cash	13,925
Restricted cash	951

Total	$19,949

Reported as	March 31, 2010
Amounts classified as cash and cash equivalents	$18,998
Amounts classified as restricted cash	951

Total	$19,949

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,072	$—	$—	$5,072

Total	$5,072	$—	$—	$5,072

December 31, 2009
Available-for-sale investments	$5,072
Cash	10,523
Restricted cash	2,988

Total	$18,583

Reported as	December 31, 2009
Amounts classified as cash and cash equivalents	$15,595
Amounts classified as restricted cash	2,988

Total	$18,583

Since inception, there have been no significant realized gains or losses on cash equivalents or marketable securities.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes, by major security type, our available-for-sale investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2010		December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Estimated Fair Value
Money market funds	$5,073	$5,073	$5,072	$5,072

Total	$5,073	$5,073	$5,072	$5,072

As of March 31, 2010, the carrying amount of the $116.5 million principal amount of Senior Notes was $112.7 million and the estimated fair value was $120.5 million. As of December 31, 2009, the carrying amount of the $119.5 million principal amount of Senior Notes was $114.9 million and the estimated fair value was $123.6 million. The fair value was estimated using a discounted cash flow analysis based on our estimated incremental borrowing rates for similar types of borrowing arrangements.

5. Debt and Financing Obligations

Senior Secured Notes

We refer to the agreement governing all of the Senior Notes as the Senior Note Agreement, which we amended in November 2009. Under the terms of the amended Senior Note Agreement we repaid principal of $3.0 million on March 31, 2010 and are required to repay principal of $6.0 million, $9.0 million, $10.0 million and $12.0 million on June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, respectively, without a prepayment penalty. The principal amount of $79.5 million remaining after giving effect to the required quarterly payments is due on June 24, 2011 if not paid earlier. Under the terms of the amended Senior Note Agreement, we are also required to pay a $500,000 fee on the maturity date or upon earlier repayment in full of the Senior Notes. Under the amended Senior Note Agreement, in the event of default or if we prepay the Senior Notes before they are due or upon acceleration of the Senior Notes following a change in control, we are obligated to pay a prepayment penalty, which was 8.3% as of March 31, 2010 and reduces ratably to zero through June 24, 2011.

The $116.5 million principal amount of Senior Notes was recorded net of a debt discount of $3.8 million as of March 31, 2010. The current portion of the carrying amount of the Senior Notes was $32.9 million as of March 31, 2010. Interest expense associated with the Senior Notes is recorded using the interest method and includes non-cash interest related to the debt discount and debt issuance costs. The effective interest rate on the Senior Notes subsequent to the amendment of the Senior Note Agreement in November 2009 was 21.2%.

Revolving Bank Line of Credit

Under our revolving bank line of credit agreement, subject to certain limitations, we may borrow up to 75% of eligible accounts receivable with a maximum borrowing of $15.0 million. Borrowings under the revolving bank line of credit are secured by a first priority security interest in our accounts receivable and inventory and bear interest at a variable rate. As of March 31, 2010 and December 31, 2009, $7.8 million and $9.4 million, respectively, were outstanding under the revolving bank line of credit. These amounts bore interest at 6.5% of the eligible accounts receivable financed at both March 31, 2010 and December 31, 2009, respectively. The amended agreement provides for a minimum monthly interest payment of $14,000 and a collateral monitoring fee up to 0.15% per month on the outstanding principal amount. In April 2010, we amended our revolving bank line of credit agreement to extend the maturity date to May 2011.

6. Common Stock

Stock Option Exercises

We issued 283,273 shares of common stock as a result of stock option exercises during the three months ended March 31, 2010 for proceeds of $511,000.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. For the three months ended March 31, 2010, comprehensive income was equal to net income. The difference between comprehensive loss and net loss during the three months ended March 31, 2009 represented the change in unrealized gains/losses on available-for-sale securities and was not significant.

8. Segment Information

We have determined that we operate in one business segment, which is the development and commercialization of pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended March 31,
	2010	2009
Xyrem	$28,745	$17,719
Luvox CR	5,538	3,600

Total	$34,283	$21,319

The following table presents a summary of total revenues including net product sales, royalties and contract revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$34,062	$21,321
Europe	1,106	750
All other	5	5

Total	$35,173	$22,076

The following table presents a summary of total revenues from significant customers as a percentage of our total revenues:

	Three Months Ended March 31,
	2010	2009
Express Scripts	81%	80%

9. Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock units, shares of common stock credited to each director’s phantom stock account under our directors deferred compensation plan, and stock awards under our employee stock purchase plan was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Selling, general and administrative	$1,321	$732
Research and development	465	314
Cost of product sales	46	36

Total stock-based compensation expense	$1,832	$1,082

Employee stock-based compensation costs of $71,000 and $46,000 as of March 31, 2010 and December 31, 2009, respectively, were capitalized as a component of inventory and included in the condensed consolidated balance sheets.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

During the three months ended March 31, 2010 and 2009, we granted options to employees to purchase 1,258,000 and 2,453,000 shares of common stock, respectively. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2010 and 2009 was $8.29 and $0.95, respectively. The fair value of options granted was estimated at the grant date using the Black–Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Weighted-average volatility	84%	92%
Weighted-average expected term (years)	6.1	6.1
Range of risk-free rates	2.8%	1.8-2.3%
Expected dividend yield	0.0%	0.0%

10. Income Tax Expense

During the three months ended March 31, 2010, our effective income tax rate was 0%. This rate was lower than the federal statutory rate of 35% due to our application of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income, and reflects our utilization of deferred state tax benefits.

11. Commitments and Contingencies

Indemnification

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification, including indemnification associated with product liability or infringement of intellectual property rights. Our exposure under these agreements is unknown because it involves future claims that may be made but have not yet been made against us. To date, we have not paid any claims or been required to defend any action related to these indemnification obligations.

We have agreed to indemnify our officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2010 and December 31, 2009. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Legal Proceedings

In August 2009, we received a Paragraph IV Patent Certification notice from Actavis Elizabeth, LLC, or Actavis, advising that Actavis has filed an abbreviated new drug application, or ANDA, with the FDA seeking approval to market a generic version of Luvox CR. In September 2009, we received an additional Paragraph IV Patent Certification notice from Anchen Pharmaceuticals, Inc., or Anchen, advising that Anchen has filed an ANDA with the FDA seeking approval to market a generic version of Luvox CR. We have not been informed as to the timing or status of the FDA’s review of either party’s filing, or whether either filer has complied with FDA requirements for proving bioequivalence. Actavis’ Paragraph IV Certification alleges that U.S. Patent No. 7,465,462, or the 462 patent, which is owned by Elan Pharma International Limited, or Elan, and licensed to us, is invalid on the basis that the inventions claimed therein were obvious. Anchen’s Paragraph IV Certification alleges that the 462 patent will not be infringed by Anchen’s manufacture, use or sale of the generic product for which the ANDA was submitted and that the 462 patent is invalid on the basis that the inventions claimed therein were obvious. On October 6, 2009, we and Elan, as plaintiffs, filed a lawsuit against Actavis, Anchen, and Anchen Incorporated, the parent of Anchen, in the United States District Court for the District of Delaware claiming infringement of the 462 patent by the defendants in response to the Paragraph IV Certifications filed by Actavis and Anchen. We are seeking a permanent injunction that prevents Actavis and Anchen from introducing a generic version of Luvox CR prior to the expiration of the 462 patent. On October 27, 2009, Anchen and Anchen Incorporated filed a motion to dismiss for lack of jurisdiction. On November 16, 2009, we and Elan filed our response. On January 14, 2010, we and Elan filed a motion to enjoin the later-filed duplicative proceeding in the United States District Court for the Central District of California referenced below. On February 1, 2010, Anchen and Anchen Incorporated responded. The court has not ruled on either motion and no hearing dates are scheduled. We cannot predict or determine the outcome of this matter.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Phase IV Clinical Trials

The FDA approval of Luvox CR included a commitment for two Phase IV clinical trials, one in adolescent patients with social anxiety disorder, or SAD, and one a long-term duration of effect study in patients with SAD. The cost of these Phase IV clinical trials is significant. We have been in discussions with the FDA concerning our Phase IV commitment, and as a result of these discussions, in April 2010, we submitted a labeling supplement to the new drug application, or NDA, for Luvox CR to remove the SAD indication from the label. We expect that the FDA’s review of this supplement could take up to six months or more. Based upon our discussions with the FDA, we believe that if the labeling supplement is approved by the FDA, we would then be released from the Phase IV clinical study commitment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations—see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a specialty pharmaceutical company that, since our inception, has focused on the development and commercialization of pharmaceutical products to meet important unmet medical needs in neurology and psychiatry. With our JZP-6 product candidate for the treatment of fibromyalgia, for which we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in December 2009, and which NDA was filed by the FDA in February 2010, we expanded our development activities to include rheumatology and pain management. We currently market two products: Xyrem (sodium oxybate) and Luvox CR (fluvoxamine maleate). We are building a portfolio of products through a combination of internal development, acquisition and in-licensing activities, and we utilize our specialty sales force to promote our products in our target markets. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes our two marketed products, our late-stage JZP-6 product candidate, and several product candidates in various stages of clinical development.

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

•

Luvox CR® (fluvoxamine maleate) Extended-Release Capsules. Once-daily Luvox CR was approved by the FDA for the treatment of both obsessive compulsive disorder, or OCD, and social anxiety disorder, or SAD, in February 2008. We began promoting Luvox CR through our specialty sales force in April 2008. Luvox CR was developed by Solvay Pharmaceuticals, Inc., or Solvay, in collaboration with Elan Pharma International Limited, or Elan. We obtained the exclusive rights to market and distribute Luvox CR in the United States from Solvay in January 2007. Solvay retained the rights to market and distribute Luvox CR outside of the United States.

•

JZP-6 (sodium oxybate). We are developing sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. Our development program includes two completed Phase III pivotal clinical trials and a long-term safety trial that is expected to be completed in mid-2010. In November 2008 and June 2009, we announced positive top-line results from our first and second Phase III pivotal clinical trials, respectively. The two randomized, double-blind, placebo-controlled studies demonstrated that sodium oxybate significantly decreased pain and fatigue, and improved daily function and patient global impression of change, in patients with fibromyalgia. We submitted an NDA for JZP-6 in December 2009 and the NDA was filed by the FDA in February 2010 with a Prescription Drug User Fee Act action date of October 11, 2010. If our NDA is approved by the FDA, we expect to market JZP-6 in the United States to physicians who treat fibromyalgia patients, through an expanded specialty sales force and/or in partnership with third parties. We have licensed to UCB the commercialization rights to JZP-6 in 54 countries outside of the United States in exchange for development funding, commercial milestones and royalties.

Our other product candidates in clinical development are oral tablet forms of sodium oxybate; JZP-8 (intranasal clonazepam), being developed for the treatment of recurrent acute repetitive seizures in epilepsy patients who continue to have seizures while on stable anti-epileptic regimens; JZP-4 (elpetrigine), being developed for the treatment of epilepsy and bipolar disorder; and JZP-7 (ropinirole gel), being developed for the treatment of restless legs syndrome. We are seeking development partners for JZP-4, JZP-7 and JZP-8, and we do not anticipate significant spending on these programs in the near term unless and until we partner a program or otherwise obtain additional funding.

Although we have incurred significant net losses since our inception, we reported both net income and cash generated from operations in our two most recent quarters. This improvement in our operating performance was due to a significant increase in revenue from product sales and a decrease in operating expenses. The increase in revenue from product sales was due primarily to increased product sales resulting primarily from price increases taken in 2009 and, to a lesser extent, increases in prescriptions. In May 2010, we increased the price of Xyrem by approximately 15%.

We believe our existing cash balances, cash we expect to generate from operations, and cash we expect to have available under our revolving bank line of credit, which was amended in April 2010 to extend the maturity date to May 2011, will be sufficient to fund our operations and meet all of our obligations through March 31, 2011. We do not expect our cash resources to be sufficient to cover all of the costs associated with the launch of our JZP-6 product candidate if approved by the FDA, the cost of our Luvox CR Phase IV clinical trial commitments (if we are not released by the FDA from that commitment), any significant additional costs related to the development of our product candidates and repayment of our senior secured notes, or Senior Notes, at maturity on June 24, 2011. In order to fund these additional activities and requirements, we will need to do one or more of: raise additional funds, partner or license one or more of our product candidates or draw down funds under our committed equity financing facility with Kingsbridge Capital Limited, or Kingsbridge. Our ability to raise additional funds and/or partner or license one or more of our product candidates will depend, among other things, on the capital markets and our financial condition and prospects at such time and, with respect to partnering or licensing, the interest of third parties in acquiring rights to our product candidates. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the heading “We have a history of net losses, and, if we are to grow our business in the future, we will need to commit substantial resources, which could result in future losses”. Our assumptions may prove to be wrong or other factors may adversely affect our business, and we could exhaust our available cash resources or be forced to reduce our expenses, which could have a material adverse effect on our business.

In July 2009, Xyrem’s orphan drug exclusivity for the treatment of cataplexy in patients with narcolepsy expired, and Xyrem’s orphan exclusivity for the excessive daytime sleepiness indication in patients with narcolepsy will expire in November 2012. We are currently involved in litigation relating to abbreviated new drug applications filed by two companies seeking to market generic versions of Luvox CR. If generic products were to be introduced for either or both of our products, our revenue from product sales would decline.

The FDA approval of Luvox CR included a commitment for two Phase IV clinical trials, one in adolescent patients with SAD and one a long-term duration of effect study in patients with SAD. The cost of these Phase IV clinical trials is significant. We have been in discussions with the FDA concerning the Phase IV commitment, and as a result of these discussions, in April 2010 we submitted a labeling supplement to the NDA for Luvox CR to remove the SAD indication from the label. We expect that the FDA’s review of this supplement could take up to six months or more. Based upon our discussions with the FDA, we believe that if the labeling supplement is approved by the FDA, we would be released from the Phase IV clinical study commitment. Based upon third party data available to us, we believe that the removal of the SAD indication from the label, if it occurs, will not have a significant negative impact on Luvox CR product sales.

Our discussions with the FDA, and our decision to submit a labeling supplement to the FDA, did not result from any new safety or efficacy issues for Luvox CR. Rather, in light of the small number of SAD patients being treated with Luvox CR, we were concerned that we would not be able to enroll a sufficient number of patients to complete the studies in a timely or reasonable fashion, if at all.

Lonza, Inc., or Lonza, our current sole supplier of sodium oxybate, the active ingredient in both Xyrem and JZP-6, formally notified us in March 2010 that our agreement for the supply of sodium oxybate will terminate on December 31, 2011, at the end of its current term, and that Lonza’s plan is to close the plant in which sodium oxybate is currently produced by the end of 2010. In April 2010, we entered into an agreement with a new supplier in order to help ensure that we have an uninterrupted supply of sodium oxybate. However, the FDA must approve our new supplier as a new supplier of sodium oxybate and our new supplier will need to obtain quota from the U.S. Drug Enforcement Administration, or DEA, in order to manufacture sodium oxybate for us. Lonza will also need to obtain additional DEA quota in 2010 in order to manufacture additional supplies for us for 2011. Since the DEA typically grants quota on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process.

On March 24, 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, was signed into law. As a result of this new law, we expect to incur approximately $1.0 million of additional rebates for Medicare and Medicaid patients for the remainder of 2010 which will reduce our net product sales in 2010. The Healthcare Reform Act contains a number of additional provisions that are expected to impact our business and operations. In general, it is too early to predict specifically all of the effects this recently enacted Health Reform Act and its implementation will have on our business. We will continue to evaluate the effect of this new law on our business and operations.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009
		(In thousands)
Product sales, net	$34,283	$21,319	$12,964	61%
Xyrem	28,745	17,719	11,026	62%
Luvox CR	5,538	3,600	1,938	54%
Royalties	605	472	133	28%
Contract revenues	285	285	—	0%
Cost of product sales (excluding amortization of acquired developed technology)	2,882	1,943	939	48%
Research and development	6,215	11,408	(5,193)	(46)%
Selling, general and administrative	16,790	14,216	2,574	18%
Intangible asset amortization	2,057	1,732	325	19%
Interest income	2	21	(19)	(90)%
Interest expense	5,767	5,794	(27)	0%
Other income	—	8	(8)	N/A (1)

(1)	Comparison to prior period is not meaningful.

Product Sales, Net

The increase in Xyrem product sales in the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the impact of price increases taken in 2009 and, to a lesser extent, a 5% increase in volume. Although Xyrem product sales increased in the three months ended March 31, 2010 compared to the same period in 2009, the rate of increase was lower than the rate of increase in the 2009 period. We expect Xyrem product sales in 2010 to be higher than in 2009 due primarily to price increases. Total Xyrem volume growth in 2009 compared to 2008 was 10%, and we expect to see continued volume growth in 2010 as compared to 2009 though at a more modest single digit rate.

The increase in Luvox CR product sales in the three months ended March 31, 2010 compared to the same period in 2009, was primarily due to increases in volume and, to a lesser extent, due to price increases. We market Luvox CR for the treatment of both OCD and SAD. In April 2010, we submitted to the FDA a labeling supplement to the NDA for Luvox CR to remove the SAD indication from the Luvox CR label. We believe that the removal of the SAD indication from the label, if it occurs, will not have a significant negative impact on Luvox CR product sales. We expect Luvox CR product sales in 2010 to be higher than in 2009 due primarily to increases in volume.

We are currently evaluating the impact of the recent Healthcare Reform Act. As a result of this new law, we expect to incur approximately $1.0 million of additional rebates for Medicare and Medicaid patients for the remainder of 2010 which will reduce our net product sales in 2010.

Royalties

The increase in royalties in the three months ended March 31, 2010 compared to the same period in 2009 was entirely due to the increase in royalties we received under our agreement with UCB related to UCB’s sales of Xyrem in territories outside of North America. We expect modest growth in royalty income in 2010 over 2009.

Contract Revenues

We recognized contract revenues of $285,000 in both the three months ended March 31, 2010 and 2009 primarily related to previously deferred upfront payments under our agreement with UCB which are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

The increase in cost of product sales in the three months ended March 31, 2010 compared to the same period in 2009 was due to our increased sales volumes. As a percentage of product sales, costs were 8.4% versus 9.1% for the same period in 2009. This improvement resulted primarily from price increases during 2009.

Research and Development Expenses

Research and development costs were 46% lower in the three months ended March 31, 2010 compared to the same period in 2009 as we focused on the prosecution of our NDA for our JZP-6 product candidate, our ongoing safety study for JZP-6 which we expect to complete mid-year 2010, and development work on potential oral tablet forms of sodium oxybate, the active pharmaceutical ingredient in both Xyrem and JZP-6. As a result, our direct development costs decreased $5.9 million in the three months ended March 31, 2010 compared to the same period in 2009 when we were actively conducting our second JZP-6 Phase III clinical trial and enrolling patients in the long-term safety study. Our direct development costs consist primarily of out-sourced study costs, including investigator payments and consulting fees, and do not include salaries and benefits or general administrative costs related to maintaining a research and development organization. Salaries and benefits expenses including stock-based compensation incurred in the research and development organization increased $752,000 in the three months ended March 31, 2010 compared to the same period in 2009. We expect research and development spending in 2010 to be lower than 2009 and to continue to be focused primarily on prosecution of the JZP-6 NDA, completion of the JZP-6 safety study and development work on potential oral tablet forms of sodium oxybate. We do not anticipate significant development spending on our other pipeline programs in the near term unless and until we partner a program or otherwise obtain additional funding.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 18% higher in the three months ended March 31, 2010 compared to the same period in 2009, due to pre-launch planning and preparation activities in the 2010 period related to our JZP-6 product candidate and to increases in salaries and benefits expenses including stock-based compensation. We expect that selling, general and administrative expenses will be higher in 2010 than in 2009, primarily as a result of pre-launch planning and preparation activities related to our JZP-6 product candidate.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology related to Xyrem and Luvox CR which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three months ended March 31, 2010 were higher compared to the same period in 2009, primarily due to our reduction in the estimated useful life of the Luvox CR intangible asset in response to the filings in the third quarter of 2009 of two abbreviated new drug applications with the FDA by third parties seeking to market generic versions of Luvox CR.

Interest Income

Interest income was not significant in the three months ended March 31, 2010 and 2009.

Interest Expense

Interest expense relates primarily to interest on our Senior Notes and, to a small extent, interest on our liability under a government settlement. Interest on the Senior Notes is comprised of quarterly cash payments for interest, amortization of a debt discount related to warrants that were issued in conjunction with the Senior Notes and amortization of debt issuance costs. In 2010, we expect interest expense to decrease slightly compared with 2009 as we make required quarterly principal payments on the Senior Notes.

Liquidity and Capital Resources

As of March 31, 2010, we had $19.0 million of cash and cash equivalents, $7.8 million borrowed under our revolving bank line of credit (the maximum amount available at that time) and $116.5 million principal amount of Senior Notes outstanding. In the three months ended March 31, 2010, we reported both net income and cash generated from operations.

Under the terms of the amended agreement governing our Senior Notes we made a principal payment of $3.0 million on March 31, 2010 and are required to make principal payments of $6.0 million, $9.0 million, $10.0 million and $12.0 million on June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, respectively, without a prepayment penalty. The remaining principal amount of $79.5 million is due on June 24, 2011 unless it is earlier paid. We are also required to pay a $500,000 fee to the holders of the Senior Notes on the maturity date of the Senior Notes, or upon earlier repayment in full of the Senior Notes. In the event of default or if we prepay the Senior Notes before they are due, we are obligated to pay a prepayment penalty which was 8.3% of the principal amount prepaid as of March 31, 2010 and reduces to zero ratably through June 24, 2011. Upon a change in control, the holders of the Senior Notes could accelerate payment of the Senior Notes and if accelerated, a prepayment penalty would be due. The holders of the Senior Notes have a security interest in all of our assets other than accounts receivable and inventory. The amended agreement also provides for certain restrictions on working capital borrowings, dividends and certain other payments and for certain minimum restricted cash balance requirements if our total net sales in any quarter are less than $25.0 million.

We believe our existing cash balances, cash we expect to generate from operations, and cash we expect to have available under our revolving bank line of credit, which was amended in April 2010 to extend the maturity date to May 2011, will be sufficient to fund our operations and meet all of our obligations through March 31, 2011. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the heading “We have a history of net losses, and, if we are to grow our business in the future, we will need to commit substantial resources, which could result in future losses”. Our assumptions may prove to be wrong or other factors may adversely affect our business, and we could exhaust our available cash resources or be forced to reduce our expenses, which could have a material adverse effect on our business. We do not expect our cash resources to be sufficient to cover all of the costs associated with the launch of our JZP-6 product candidate if approved by the FDA, the cost of our Luvox CR Phase IV clinical trial commitments (if we are not released by the FDA from that commitment), any significant additional costs related to the development of our product candidates and the repayment of the Senior Notes at maturity on June 24, 2011. In order to fund these additional activities and requirements, we will need to do one or more of: raise additional funds, partner or license one or more of our product candidates or draw down funds under our committed equity financing facility with Kingsbridge. Our ability to raise additional funds and/or partner or license one or more of our product candidates will depend, among other things, on the capital markets and our financial condition and prospects at such time and, with respect to partnering or licensing, the interest of third parties in acquiring rights to our product candidates. We have an effective shelf registration statement on file with the Securities and Exchange Commission, or SEC, pursuant to which we could, subject to market conditions, publicly offer and sell approximately $61.2 million of our debt and/or equity securities, provided that we continue to meet applicable SEC eligibility requirements to sell securities under the registration statement and subject to compliance with certain NASDAQ Stock Market rules relating to securities offerings.

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

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$6,500	$(5,150)
Net cash provided by investing activities	951	1,137
Net cash used in financing activities	(4,048)	(3,875)

Net increase (decrease) in cash and cash equivalents	$3,403	$(7,888)

Net cash provided by (used in) operating activities during the three months ended March 31, 2010 and 2009, primarily reflected the net income (loss), adjusted for non-cash items including depreciation and amortization and stock-based compensation expense in addition to the change in working capital. Net cash provided by investing activities during the three months ended March 31, 2010 primarily related to the release of restricted cash partially offset by a payment for the purchase of rights to Luvox CR. Net cash provided by investing activities during the three months ended March 31, 2009 primarily related to the release of restricted cash and the maturity of an investment in a marketable security partially offset by a payment for the purchase of rights to Luvox CR. Net cash used in financing activities during the three months ended March 31, 2010 was attributable to a principal payment of $3.0 million of our Senior Notes and a net repayment of our revolving bank line of credit, partially offset by proceeds from employee stock option exercises. Net cash used in financing activities during the three months ended March 31, 2009 was attributable to the repayment of our revolving bank line of credit.

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

During the three months ended March 31, 2010, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

Risks Relating to Our Business

We depend on sales of Xyrem and Luvox CR to generate the cash necessary to operate our business and to meet all of our ongoing financial obligations, and, if we are not able to maintain or increase sales of our products, it would have a material adverse effect on our business, financial condition, results of operations and growth prospects. *

We depend on sales of Xyrem and Luvox CR to generate the cash necessary to operate our business and to meet all of our ongoing financial obligations, and our future plans assume that sales of our products will increase. Sales and prescriptions of Xyrem increased in 2008 and 2009; however, sales and prescriptions of Xyrem for the first quarter of 2010 were lower than sales and prescriptions for the fourth quarter of 2009. In addition, while Xyrem product sales increased in the three months ended March 31, 2010 compared to the same period in 2009, the rate of increase was lower than the rate of increase in the 2009 period. We expect the Xyrem sales volume growth rate in 2010 to be at a more modest rate than in 2009; however, we cannot assure you that Xyrem sales volume will grow. We increased the price of Xyrem during 2009, and we further increased the price in May 2010 by approximately 15%. We cannot assure you that these or future price increases have not or will not negatively affect Xyrem sales volumes. In July 2009, our orphan drug exclusivity for Xyrem for cataplexy in patients with narcolepsy expired and we cannot assure you that a generic equivalent will not be introduced for that indication.

If sales of Luvox CR do not increase as expected, they may not cover the payments due to Solvay under our license agreement for Luvox CR plus the cost to manufacture, market and sell the product. While we have been in discussions with the U.S. Food and Drug Administration, or FDA, concerning our Phase IV clinical study commitment, and as a result of these discussions, in April 2010 we submitted a labeling supplement to the new drug application, or NDA, for Luvox CR to remove the social anxiety disorder, or SAD, indication from the label, we cannot assure you that if the labeling supplement is approved by the FDA, we would be released from the Phase IV clinical study commitment. In addition, while we believe that the removal of the SAD indication from the Luvox CR label, if it occurs, will not have a significant negative impact on our Luvox CR product sales, such removal could nonetheless have a significant negative impact on our Luvox CR product sales. The cost of the Phase IV studies is significant, and we do not have sufficient funds to fulfill our Phase IV clinical trial commitment, repay our Senior Notes, fund our ongoing operations and launch JZP-6, if it is approved.

If prescriptions and revenue from sales of Xyrem and Luvox CR do not increase as expected, we may be required to reduce our operating expenses, decrease our efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our only product candidate currently in late-stage development is JZP-6 for the treatment of fibromyalgia, for which we submitted an NDA to the FDA in December 2009. Although we believe our completed Phase III pivotal clinical trials have shown JZP-6 to be safe and effective for the treatment of fibromyalgia, the FDA may not approve JZP-6 for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are currently seeking approval from the FDA of JZP-6 for the treatment of fibromyalgia. Our development program for JZP-6 includes two completed Phase III pivotal clinical trials and a long-term safety trial that is expected to be completed in mid-2010. Although we received statistically significant positive results from both of our Phase III pivotal clinical trials and believe the results show JZP-6 to be safe and effective for the treatment of fibromyalgia, we do not know if the FDA will agree with our interpretation of the results of these trials or whether the FDA and other regulatory authorities will approve JZP-6 for the treatment of fibromyalgia. Although JZP-6 has the same active pharmaceutical ingredient as Xyrem, which has been approved by the FDA for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy, this does not assure approval by the FDA, or any other regulatory authorities, of this active pharmaceutical ingredient for the treatment of fibromyalgia. Lyrica (pregabalin), marketed by Pfizer, Cymbalta (duloxetine), marketed by Eli Lilly, and Savella (milnacipran), marketed by Forest Laboratories, were approved by the FDA in June 2007, June 2008, and January 2009, respectively, for the treatment of fibromyalgia. With treatments for fibromyalgia already approved, the FDA may be less willing to approve JZP-6 for the treatment of fibromyalgia. None of these products has been approved by the European Medicines Agency, or EMA, for the treatment of fibromyalgia. A failure to obtain FDA or other regulatory approval of JZP-6 for fibromyalgia patients could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have exclusively licensed to UCB the rights to market and promote Xyrem in 54 countries outside of the United States. If UCB does not obtain regulatory approvals for and launch Xyrem in its licensed countries in the time frames we expect, or at all, our revenues would be adversely affected. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 for the treatment of fibromyalgia in the same territories in which UCB has the right to market and promote Xyrem for patients with narcolepsy. There are currently no approved fibromyalgia treatments in the European Union. In October 2008, April 2009 and July 2009 panels of European regulators recommended against approving Cymbalta, Lyrica and Savella, respectively, as treatments for fibromyalgia. We cannot be sure that the EMA will approve any treatment, or JZP-6 in particular, for fibromyalgia.

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

Our current and new suppliers of sodium oxybate and our product manufacturer for Xyrem and JZP-6 must obtain DEA quotas in order to supply us with Xyrem, JZP-6 and sodium oxybate, and these quotas may not be sufficient to satisfy our clinical and commercial needs.*

The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem and JZP-6, sodium oxybate, is a Schedule I controlled substance, our current and new suppliers of sodium oxybate and our product manufacturer must obtain DEA quotas in order to supply us with sodium oxybate, Xyrem and JZP-6. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate, Xyrem or JZP-6 exceed our suppliers’ and product manufacturer’s DEA quotas, our suppliers and product manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. The DEA has issued a quota for 2010 that is substantially the same as that issued for 2009 but that is less than the quota that we believe we will need to provide commercial supplies of Xyrem, support our development needs and prepare for the potential commercial launch of JZP-6. We and our suppliers have requested additional quota from the DEA for 2010, which, if it is not granted in a timely manner, could delay the potential commercial launch of JZP-6.

Lonza, Inc., or Lonza, currently our sole supplier of sodium oxybate, announced earlier this year that it is closing its U.S. facility where it manufactures sodium oxybate, and Lonza formally notified us in March 2010 that our agreement for the supply of sodium oxybate will terminate on December 31, 2011, at the end of its current term. As a result, we recently entered into an agreement with a new supplier of sodium oxybate. However, the FDA must approve our new supplier as a new supplier of sodium oxybate and our new supplier will need quota from the DEA in order to manufacture sodium oxybate. Lonza will also need to obtain additional DEA quota in 2010 in order to manufacture additional supplies for us for 2011. If we and our suppliers cannot obtain as much quota as is needed on a timely basis, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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

The availability of our products for commercial sale depends upon our ability to procure the ingredients, packaging materials and finished products we need. If one of our suppliers or product manufacturers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to qualify a new supplier or manufacturer. The loss of one of our suppliers or product manufacturers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the active pharmaceutical ingredient or product manufacturing process. We believe that it could take as long as two years to qualify a new supplier or manufacturer, and we may not be able to obtain active pharmaceutical ingredients, packaging materials or finished products from new suppliers or manufacturers on acceptable terms and at reasonable prices, or at all. Should we lose either an active pharmaceutical ingredient supplier or a product manufacturer, we could run out of salable product to meet market demands or investigational product for use in clinical trials while we wait for FDA approval of a new active pharmaceutical ingredient supplier or product manufacturer. For Xyrem, JZP-6 or sodium oxybate, any new supplier or manufacturer would also need to be registered with the DEA and obtain a DEA quota. In addition, the FDA must approve suppliers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products, as well as suppliers of finished products. The qualification of new suppliers and manufacturers could potentially delay the manufacture of our products and product candidates and result in shortages in the marketplace or for our clinical trials, or both, particularly since we do not have secondary sources of supply of the active pharmaceutical ingredient or backup manufacturers for our products and product candidates. If there are delays in qualifying the new manufacturer or the new manufacturer is unable to obtain a sufficient quota from the DEA, there could be a shortage of Xyrem, sodium oxybate or, if approved, JZP-6 for the marketplace or for use in our clinical studies, or both.

Lonza is currently our sole supplier of sodium oxybate, the active pharmaceutical ingredient in Xyrem and, through Solvay Pharmaceuticals, Inc., or Solvay, our sole supplier of fluvoxamine maleate, the active pharmaceutical ingredient in Luvox CR. We will need Lonza to build significant additional supplies of sodium oxybate before Lonza closes its plant, and, even if Lonza is able to obtain sufficient and timely DEA quota to manufacture additional inventory, we cannot assure you that Lonza will have the capacity to timely meet our requirements. We cannot assure you that we and any new suppliers or manufacturers, including our new supplier for sodium oxybate, will be able to complete all of the necessary validation and other activities prior to the time at which Lonza ceases manufacturing sodium oxybate for us or we run out of inventory. Any failure to obtain sufficient commercial and clinical quantities of sodium oxybate could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

From time to time, there is negative publicity about illicit GHB and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem and JZP-6, is a derivative of GHB, Xyrem sometimes also receives (and it can be expected that JZP-6, if approved, could receive) negative mention in publicity relating to GHB. For the same reason, patients, physicians and regulators may view Xyrem and JZP-6 as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally (and may oppose the prescription and use of JZP-6) because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB, and we anticipate that if JZP-6 is approved, its label will include similar information. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers. Because of our dependence upon patient and physician perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Luvox CR is an SSRI, and. SSRIs are the standard treatment for anxiety disorders, including obsessive compulsive disorder and social anxiety disorder. Six other branded products are currently approved by the FDA for the treatment of obsessive compulsive disorder, and most of these products have generic equivalents. Generic products are generally sold at significantly lower prices than non-generic branded products, tending to both take market share away from branded products and put downward pricing pressure on branded products. Four other products are currently approved by the FDA for the treatment of social anxiety disorder, and each of these products has generic equivalents.

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

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the “Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which become effective in 2011, may negatively affect our revenues and prospects for continued profitability in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to maintain or increase our product sales or successfully commercialize our product candidates, including JZP-6, or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies such as ours. While in general it is too early to predict specifically what effect the recently enacted Health Reform Act and its implementation or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

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

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The minimum amount of the rebate for each unit of product is set by law at 23.1% of the average manufacturing price of that product, or if it is greater, the difference between the average manufacturing price and the best price we make available to any non-federal customer. The rebate also includes an additional amount if price increases exceed the rate of inflation. Under the Healthcare Reform Act enacted in March 2010, the Medicaid rebate increased to 23.1% from 15.0%, effective retroactively to January 1, 2010, and we cannot assure that there will not be additional increases in rebates or other costs and charges from government agencies.

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

In both U.S. and foreign markets, our ability to commercialize our products successfully, and to attract strategic partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third party payors may not provide coverage and reimbursement for our products, in whole or in part. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. For example, because Luvox CR is competing in a market with both branded and generic products, reimbursement by government and private payors may be more challenging than for new chemical entities. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to effectively commercialize our products.

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

Risks Relating to Our Financial Condition

We have a substantial amount of secured debt, which matures in June 2011 and may adversely affect our ability to operate our business.

As of March 31, 2010, our total consolidated indebtedness was $124.3 million, $116.5 million of which constituted secured indebtedness under our senior secured notes due in June 2011, or the Senior Notes, and $7.8 million of which constituted secured indebtedness under our revolving line of credit with Silicon Valley Bank, or SVB. Pursuant to our revolving line of credit with SVB, we currently may borrow up to the lesser of 75% of eligible accounts receivable or $15 million. Our substantial debt, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

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

We have a history of net losses, and, if we are to grow our business in the future, we will need to commit substantial resources, which could result in future losses.*

We have incurred significant net losses since our inception in 2003, and although we reported both net income and cash generated from operations in our two most recent quarters, we may incur net losses in the future. To grow our business in the future, we will need to commit substantial resources to costly and time-consuming product development and clinical trials of our product candidates and significant funds to our commercial operations. Our future capital requirements will depend on many factors, including:

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

•

the scope, rate of progress, results and costs of our preclinical studies and clinical trials, including our Phase IV clinical trial commitment to the FDA for Luvox CR (if we are not released by the FDA from that commitment), and other research and development activities;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing clinical and commercial supplies of our product candidates and products, including the cost and timing of new arrangements for the supply of sodium oxybate;

•	the cost and timing of obtaining regulatory approval;

•	payments of milestones to third parties;

•	increased expenses associated with our current employees and new employees hired to support our continued growth;

•	the cost of investigations, litigation and/or settlements related to regulatory activities;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire, in-license or invest in new businesses, products or product candidates;

•	changes in laws and regulations, including, for example, the recently enacted comprehensive health care reform legislation; and

•	our ability to utilize our net operating loss carryforwards to offset potential future taxable income and related income taxes.

Although we reported both net income and cash generated from operations in our two most recent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline.

Our operations have, until very recently, generated negative cash flows, and, if our cash flow estimates are incorrect, we may be required to secure additional funding, significantly scale back our operations, significantly reduce our headcount, and/or discontinue many of our activities which could negatively affect our business and prospects.*

We believe our existing cash balances, cash we expect to generate from operations, and cash we expect to have under our revolving bank line of credit will be sufficient to fund our operations and meet all of our obligations through March 31, 2011. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses. Our assumptions may prove to be wrong or other factors may adversely affect our business, and we could exhaust our available cash resources or be forced to reduce our expenses, which could have a material adverse effect on our business. We do not expect our cash resources to be sufficient to cover all of the costs associated with the launch of our JZP-6 product candidate if approved by the FDA, the cost of our Luvox CR Phase IV clinical trial commitments (if we are not released by the FDA from that commitment), any significant additional costs related to the development of our product candidates and repayment of our Senior Notes at maturity on June 24, 2011. In order to fund these additional activities and requirements, we will need to do one or more of: raise additional funds, partner or license one or more of our product candidates or draw down funds under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. Our ability to raise additional funds and/or partner or license one or more of our product candidates will depend, among other things, on the capital markets and our financial condition at such time and, with respect to partnering or licensing, the interest of third parties in acquiring rights to our product candidates. If we are unable to raise sufficient additional funds when or if needed, we would be required to further reduce operating expenses. Furthermore, any additional funds we may raise could be on terms that are not favorable to us and may be dilutive to existing stockholders.

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

•

our ability to obtain adequate clinical and commercial supplies of our product candidates and products from our single source suppliers and manufacturers, including our ability to effectively transition to our new supplier of sodium oxybate;

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

•	hedging or arbitrage trading activity that may develop involving our common stock;

•	changes in the prices for our products;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	the filing of, and thereafter the possible FDA approval of, ANDAs for generic forms of Xyrem, Luvox CR and, if approved by the FDA, JZP-6;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of product innovations by us, our partners or our competitors;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements and changes as a result of the recently enacted Healthcare Reform Act;

•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in the market valuation of similar companies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. As of April 30, 2010, we had 31,539,444 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144 and the restrictions under our NOL preservation lock-up agreement. We have an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which we could, offer and sell up to $61.2 million of debt and/or equity securities.

As of April 30, 2010, the holders of up to approximately 18,312,159 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. We also entered into a registration rights agreement pursuant to which we filed a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the issuance of the Senior Notes. In addition, we have filed registration statements on Form S-8 under the Securities Act to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

We entered into the CEFF in May 2008 with Kingsbridge and amended the CEFF in November 2009. The perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. The registration rights agreement entered into in connection with the CEFF, as amended, requires that we use commercially reasonable efforts to ensure that the registration statement we filed in connection with the CEFF, and any additional registration statements that we file with the SEC to cover the resale of the shares issuable under the CEFF, remain effective for up to one year following the termination of the CEFF. We have not drawn down funds and have not issued shares of our common stock under the CEFF with Kingsbridge. Our ability to draw down funds and sell shares under the CEFF requires that the registration statement we filed in connection with the CEFF continue to be effective. In addition, the registration statement that we filed in connection with the CEFF registers approximately 76% of the 4,922,064 total shares of our common stock issuable under the CEFF, or 3,726,727 shares, and our ability to access the CEFF to sell the 1,195,337 remaining shares issuable under the CEFF is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Kingsbridge and its affiliates have resold substantially all of the common stock registered for resale under the registration statement that we have filed in connection with the CEFF, or six months after the effective date of such registration statement. These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Kingsbridge under the CEFF. In addition, we will not be able to sell shares under the CEFF unless certain other conditions are met, including a minimum average price of our common stock of at least $2.50 per share. Because our ability to draw down amounts under the CEFF is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $75 million available to us under the CEFF. In addition, although the CEFF provides for our ability to draw down amounts of up to $75 million, the maximum number of shares of common stock that we can issue to Kingsbridge under the CEFF is limited to 4,922,064 shares. As a result, since we will issue shares of our common stock at a discount of up to 9.5% from the then average price of our common stock if we draw down amounts under the CEFF, even if we are able to issue the maximum number of shares provided for under the CEFF to Kingsbridge, the aggregate proceeds to us could be substantially less than $75 million. Once Kingsbridge acquires shares in connection with a drawdown there are no restrictions on its ability to sell those shares or engage in other transactions that could put downward pressure on the price of our common stock.

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

The CEFF and/or sales made pursuant to our shelf registration may result in dilution to our stockholders.

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

We have an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which we could offer and sell approximately $61.2 million of our equity securities. If we sell shares under our shelf registration statement it will have, and if we sell other equity securities it could have, a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of April 30, 2010, our executive officers and directors, together with the stockholders with which our executive officers and directors are affiliated or associated, beneficially owned approximately 65.0% of our capital stock, of which approximately 5.4% was beneficially owned by our executive officers. Accordingly, our executive officers and directors, together with their respective affiliates or associates, are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel must continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may incur substantial costs to maintain the same or similar coverage

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For example, we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ended December 31, 2008, and to allow our independent registered public accounting firm to issue a report on the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2010. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant (incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended (incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein (incorporated herein by reference to exhibit 4.5A in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC (incorporated herein by reference to exhibit 4.5B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC (incorporated herein by reference to exhibit 4.5C in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5D	Form of Common Stock Warrant of the Registrant (incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

Exhibit Number	Description of Document

4.5F	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein (incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008 (incorporated herein by reference to exhibit 4.6A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited (incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.6C	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited (incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009)

4.7	Form of Registered Direct Common Stock Warrant (incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.8 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009 (incorporated herein by reference to exhibit 4.9A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.9B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

10.13#	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.

10.54#	Supply Agreement, dated as of April 1, 2010, by and between the Registrant and Siegfried (USA) Inc.

10.55	2010 Executive Officer Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2010

Jazz Pharmaceuticals, Inc.
(Registrant)

/S/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/S/ KATHRYN E. FALBERG
Kathryn E. Falberg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant (incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended (incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5A†	Senior Secured Note and Warrant Purchase Agreement, dated as of March 14, 2008, by and among the Registrant, JPI Commercial, LLC and the Purchasers named therein (incorporated herein by reference to exhibit 4.5A in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5B	Form of Senior Secured Tranche A Note of JPI Commercial, LLC (incorporated herein by reference to exhibit 4.5B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5C	Form of Senior Secured Tranche B Note of JPI Commercial, LLC (incorporated herein by reference to exhibit 4.5C in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5D	Form of Common Stock Warrant of the Registrant (incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5E†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

Exhibit Number	Description of Document

4.5F	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein (incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008 (incorporated herein by reference to exhibit 4.6A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited (incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.6C	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited (incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009)

4.7	Form of Registered Direct Common Stock Warrant (incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.8 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009 (incorporated herein by reference to exhibit 4.9A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.9B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

10.13#	License Agreement, dated as of January 31, 2007, by and between the Registrant and Solvay Pharmaceuticals, Inc.

10.54#	Supply Agreement, dated as of April 1, 2010, by and between the Registrant and Siegfried (USA) Inc.

10.55	2010 Executive Officer Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.