Form 10-Q
period 2010-06-30
JAZZ PHARMACEUTICALS INC
filed 2010-08-11
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 2, 2010, 38,855,779 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

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

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$9,574	$15,595
Restricted cash	910	2,988
Accounts receivable, net of allowances of $317 and $288 at June 30, 2010 and December 31, 2009, respectively	14,095	12,313
Inventories	4,429	3,426
Prepaid expenses	2,287	1,653
Other current assets	788	979

Total current assets	32,083	36,954
Property and equipment, net	901	1,124
Intangible assets, net	25,757	29,858
Goodwill	38,213	38,213
Other long-term assets	310	1,247

Total assets	$97,264	$107,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$7,350	$9,399
Accounts payable	6,403	2,158
Accrued liabilities	16,217	14,296
Current portion of long-term debt (including $1,355 pertaining to a related party at December 31, 2009)	15,925	23,759
Purchased product rights liability	4,250	4,000
Liability under government settlement	2,715	2,954
Deferred revenue	3,424	2,675

Total current liabilities	56,284	59,241

Deferred rent	73	29
Deferred revenue, non-current	9,622	10,191
Purchased product rights liability, non-current	6,750	9,000
Liability under government settlement, non-current	8,142	10,658
Long-term debt, less current portion (including $5,196 pertaining to a related party at December 31, 2009)	32,694	91,107

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock	4	3
Additional paid-in capital	496,263	434,811
Accumulated deficit	(512,568)	(507,644)

Total stockholders’ deficit	(16,301)	(72,830)

Total liabilities and stockholders’ deficit	$97,264	$107,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$39,528	$26,478	$73,811	$47,797
Royalties	674	518	1,279	990
Contract revenues	284	10,284	569	10,569

Total revenues	40,486	37,280	75,659	59,356

Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	2,802	2,575	5,684	4,518
Research and development	7,962	11,192	14,177	22,600
Selling, general and administrative	17,096	13,657	33,886	27,873
Intangible asset amortization	2,044	1,822	4,101	3,554

Total operating expenses	29,904	29,246	57,848	58,545

Income from operations	10,582	8,034	17,811	811

Interest income	2	6	4	27
Interest expense (including $255 and $325 for the three months ended June 30, 2010 and 2009, respectively, and $570 and $645 for the six months ended June 30, 2010 and 2009, respectively, pertaining to a related party)	(4,687)	(5,856)	(10,454)	(11,650)
Other income (expense)	2	(13)	2	(5)
Loss on extinguishment of debt	(12,287)	—	(12,287)	—

Net income (loss)	$(6,388)	$2,171	$(4,924)	$(10,817)

Net income (loss) per share:
Basic	$(0.18)	$0.07	$(0.15)	$(0.37)

Diluted	$(0.18)	$0.07	$(0.15)	$(0.37)

Weighted-average common shares used in computing net income (loss) per share:
Basic	35,423	29,021	33,428	28,995

Diluted	35,423	29,023	33,428	28,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(4,924)	$(10,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	525	739
Amortization of intangible assets	4,101	3,554
Loss on disposal of property and equipment	—	14
Stock-based compensation expense	3,792	2,196
Senior secured notes, non-cash interest expense	1,923	1,148
Loss on extinguishment of debt, non-cash portion	3,803	—
Changes in assets and liabilities:
Accounts receivable	(1,782)	(2,554)
Inventories	(982)	560
Prepaid expenses and other current assets	(512)	802
Other assets	(159)	(521)
Accounts payable	4,245	(1,662)
Accrued liabilities	1,608	507
Senior secured notes, accrued and unpaid interest	—	10,157
Deferred revenue	180	(10,542)
Deferred rent	44	—
Liability under government settlement	(2,755)	211

Net cash provided by (used in) operating activities	9,107	(6,208)

Investing activities
Purchases of property and equipment	(302)	(17)
Purchase of product rights	(2,000)	(1,000)
Decrease in restricted cash and investments	2,078	838
Proceeds from maturities of marketable securities	—	1,004

Net cash (used in) provided by investing activities	(224)	825

Financing activities
Repayment of senior secured notes (including $6,816 paid to a related party)	(119,496)	—
Proceeds from offering of common stock, net of issuance costs	57,119	—
Proceeds from term loan, net	48,688	—
Proceeds from employee stock purchases and exercise of stock options	834	127
Net repayment of revolving credit facilities	(2,049)	(3,875)

Net cash used in financing activities	(14,904)	(3,748)

Net decrease in cash and cash equivalents	(6,021)	(9,131)
Cash and cash equivalents, at beginning of period	15,595	24,903

Cash and cash equivalents, at end of period	$9,574	$15,772

Supplemental disclosure of non-cash investing and financing activities:
Liability for purchase of product rights	$—	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10–Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. Certain amounts related to deferred cost of goods sold in the condensed consolidated statements of cash flows for the six months ended June 30, 2009 have been reclassified to conform to the presentation for the six months ended June 30, 2010. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future period. The consolidated financial statements include the accounts of Jazz Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Orphan Medical, LLC and JPI Commercial, LLC after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

We have incurred significant net losses since our inception in 2003, and although we reported income from operations and cash generated from operations in recent quarters, we reported net losses for the three and six months ended June 30, 2010 and we may incur net losses in the future. As of June 30, 2010, we had cash and cash equivalents of $9.6 million and our accumulated deficit was $512.6 million.

We believe our existing cash balances, cash we expect to generate from operations, and cash we expect to have available under our revolving credit facility will be sufficient to fund our operations and meet all of our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses. Our assumptions may prove to be wrong or other factors may adversely affect our business, and if that were to occur, we could exhaust our available cash resources or be forced to reduce our expenses, which could have a material adverse effect on our business.

We are subject to risks common to companies in the pharmaceutical industry with development and commercial operations including, but not limited to, risks and uncertainties related to commercial success and acceptance of our products by patients, physicians and payors, competition from branded and generic products, regulatory approvals, regulatory requirements, including those of the U.S. Food and Drug Administration, or FDA, and the U.S. Drug Enforcement Administration, or DEA, dependence on key customers and sole source suppliers and protection of intellectual property rights.

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

We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. Historically, we have not experienced significant credit losses on our accounts receivable. Our five largest customers accounted for an aggregate of approximately 97% and 99% of gross accounts receivable as of June 30, 2010 and December 31, 2009, respectively.

Concentration of Supply Risk

We rely on certain sole suppliers for drug substance and certain sole manufacturing partners for each of our marketed products and certain of our product candidates. Earlier this year, Lonza, Inc., or Lonza, our current sole supplier of sodium oxybate, the active ingredient in both Xyrem and JZP-6, announced its intention to close the plant where it manufactures sodium oxybate and formally notified us in March 2010 that our agreement for the supply of sodium oxybate will terminate on December 31, 2011, at the end of its current term. Lonza is contractually obligated to supply our requirements of sodium oxybate through December 31, 2011. We have entered into an agreement with a new supplier, Siegfried (USA) Inc., or Siegfried, in order to help ensure that we have an uninterrupted supply of sodium oxybate. The FDA must approve Siegfried as a new supplier of sodium oxybate and Siegfried will need to obtain quota from the DEA in order to manufacture sodium oxybate for us. Lonza will also need to obtain additional DEA quota prior to closing its plant in order to manufacture additional sodium oxybate supplies for us for 2011. While we have been in active discussion with the DEA, no additional quota has yet been issued to Lonza, and quota has not yet been issued to Siegfried. Since the DEA typically grants quota on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our suppliers cannot obtain as much quota as is needed on a timely basis, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(6,388)	$2,171	$(4,924)	$(10,817)

Denominator:
Weighted-average common shares outstanding - basic	35,423	29,021	33,428	28,995
Dilutive effect of employee equity incentive and purchase plans	—	2	—	—

Weighted-average common shares outstanding - diluted	35,423	29,023	33,428	28,995

Net income (loss) per share:
Basic	$(0.18)	$0.07	$(0.15)	$(0.37)

Diluted	$(0.18)	$0.07	$(0.15)	$(0.37)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warrants to purchase common stock	1,568	3,300	—	3,300
Options to purchase common stock	3,527	5,012	3,062	5,103
Restricted stock units	—	43	—	45

Total	5,095	8,355	3,062	8,448

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

In October 2009, the FASB issued authoritative guidance which amends the revenue recognition guidance to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence is not available. The guidance is effective beginning January 1, 2011. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our results of operations and financial position, if any.

2. Inventories

The components of inventories were as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$1,359	$1,245
Work in process	944	676
Finished goods	2,126	1,505

Total inventories	$4,429	$3,426

3. Goodwill and Intangible Assets

The gross carrying amount of goodwill was $38.2 million at both June 30, 2010 and December 31, 2009. The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem	$39,700	$(20,928)	$18,772	$39,700	$(18,842)	$20,858
Developed technology - Luvox CR	9,700	(3,944)	5,756	9,700	(2,443)	7,257
Agreements not to compete	—	—	—	3,900	(3,523)	377
Trademarks	2,600	(1,371)	1,229	2,600	(1,234)	1,366

Total	$52,000	$(26,243)	$25,757	$55,900	$(26,042)	$29,858

Based on intangible assets recorded as of June 30, 2010, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs per year for our existing intangible assets other than goodwill were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2010 (remaining portion)	$3,724
2011	7,448
2012	5,696
2013	4,445
2014	4,445

4. Fair Value Measurement

Available-for-sale investments consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$46	$—	$—	$46

				June 30, 2010
Available-for-sale investments				$46
Cash				9,528
Restricted cash				910

Total				$10,484

Reported as				June 30, 2010
Amounts classified as cash and cash equivalents				$9,574
Amounts classified as restricted cash				910

Total				$10,484

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,072	$—	$—	$5,072

				December 31, 2009
Available-for-sale investments				$5,072
Cash				10,523
Restricted cash				2,988

Total				$18,583

Reported as				December 31, 2009
Amounts classified as cash and cash equivalents				$15,595
Amounts classified as restricted cash				2,988

Total				$18,583

Since inception, there have been no significant realized gains or losses on cash equivalents or marketable securities.

The following table summarizes, by major security type, our available-for-sale investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2010		December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Estimated Fair Value
Money market funds	$46	$46	$5,072	$5,072

As of June 30, 2010, the carrying amount and estimated fair value of the $50.0 million principal amount of our long-term debt was $48.6 million. We believe the fair value was equal to the carrying value because the obligation was incurred on June 30, 2010. As of December 31, 2009, the carrying amount of the $119.5 million principal amount of senior secured notes then outstanding, which we prepaid in full as of June 30, 2010, was $114.9 million and the estimated fair value was $123.6 million, which was estimated using a discounted cash flow analysis based on our estimated incremental borrowing rates for similar types of borrowing arrangements.

5. Debt and Financing Obligations

Retired Senior Secured Notes

In March, May and June 2010 we repaid $3.0 million, $53.0 million and $63.5 million principal amount of our senior secured notes, respectively. In addition to the principal repayments in May and June 2010, we paid prepayment penalties and fees totaling $8.5 million in accordance with our agreement with the holders of the senior secured notes, and recorded non-cash charges related to unamortized debt discount and debt issuance costs of $3.8 million during the three months ended June 30, 2010. As of June 30, 2010, the senior secured notes were repaid in full.

New Term Loan and Revolving Credit Facility

In June 2010, we entered into a new credit agreement with a lender which provides for a term loan in an aggregate principal amount of $50.0 million and a $15.0 million revolving credit facility, both of which mature in June 2013. On June 30, 2010, we borrowed $57.4 million under the new credit agreement, consisting of the term loan of $50.0 million and $7.4 million under the revolving credit facility, and we used all of the borrowed funds, together with cash on hand, to repay all of the remaining outstanding senior secured notes, which otherwise had a final maturity of June 2011. We also terminated our previous revolving line of credit. Borrowings under the new term loan and revolving credit facility bear interest at a variable rate based on the higher of the prime rate or the federal funds rate plus 0.5% plus, in each case, a margin ranging from 1% to 2.5% or, at our option, the eurodollar rate plus a margin ranging from 3% to 5%. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.5% to 0.75% per annum and was initially set at 0.75%. The interest rate margins and the commitment fee will vary based on our consolidated leverage ratio, as defined in the credit agreement.

The borrowing availability under the revolving credit facility will vary according to the levels of our eligible accounts receivable and other terms and conditions described in the credit agreement and is limited to $8.0 million until January 1, 2011 and $15.0 million thereafter. Borrowings under the revolving credit facility and the term loan are secured by substantially all of our assets. The term loan is repayable in twelve equal quarterly installments of $4.2 million beginning on September 30, 2010. If we prepay the term loan (in whole or in part), or if we terminate or reduce the lender’s commitments to make loans under the revolving credit facility, we must pay a prepayment fee equal to (a) 2% of the aggregate amount of the term loan prepaid or commitments terminated or reduced during the first year of the credit agreement, and (b) 1% of the aggregate amount of the term loan prepaid or commitments terminated or reduced during the second year of the credit agreement.

The credit agreement contains customary operating covenants, including covenants that restrict our ability to: incur indebtedness and liens; effect mergers, consolidations and other fundamental changes; dispose of significant assets or enter into sale-leaseback transactions; pay dividends or make other restricted payments; make loans, advances or certain investments; or enter into transactions with affiliates. The credit agreement also requires us to comply with financial covenants requiring us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum monthly liquidity, each as defined in the credit agreement. The minimum monthly liquidity covenant requires us to maintain cash and availability under the revolving line of credit of not less than $10.0 million from September 30, 2010 through March 31, 2011 and not less than $20.0 million thereafter.

The $50.0 million principal amount of the term loan was recorded net of a debt discount of $1.4 million related to fees paid to the lender under the credit agreement. As of June 30, 2010, the interest rate on the term loan was 5.75%. Interest expense associated with the term loan will be recorded using the interest method and will include non-cash interest related to the debt discount and debt issuance costs. The current portion of the carrying amount of the term loan was $15.9 million as of June 30, 2010. As of June 30, 2010, $7.4 million was outstanding under the revolving credit facility which bore interest at 5.75%. As of December 31, 2009, $9.4 million was outstanding under our previous revolving bank line of credit which bore interest at 6.5%. Our previous revolving bank line of credit was terminated effective June 30, 2010.

6. Common Stock

Common Stock Offering

In May 2010, we issued 7,000,000 shares of our common stock in an underwritten public offering for net proceeds of $57.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Stock Option Exercises and Employee Stock Purchase Plan (ESPP)

During the six months ended June 30, 2010, we issued 334,878 shares of common stock as a result of stock option exercises for proceeds of $579,000. In May 2010, we issued 259,906 shares of our common stock for proceeds of $255,000 under our ESPP.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. During the three and six months ended June 30, 2010, comprehensive income (loss) was equal to net income (loss). During the three and six months ended June 30, 2009, the difference between comprehensive income (loss) and net income (loss) represented the change in unrealized gains/losses on available-for-sale securities and was not significant.

8. Segment Information

We have determined that we operate in one business segment, which is the development and commercialization of specialty pharmaceutical products.

The following table presents a summary of product sales, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Xyrem	$33,723	$22,362	$62,468	$40,081
Luvox CR	5,805	4,116	11,343	7,716

Total	$39,528	$26,478	$73,811	$47,797

The following table presents a summary of total revenues including net product sales, royalties and contract revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$39,546	$25,663	$73,608	$46,985
Europe	936	11,273	2,042	12,022
All other	4	344	9	349

Total	$40,486	$37,280	$75,659	$59,356

The following table presents a summary of total revenues from significant customers as a percentage of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Express Scripts	83%	58%	82%	66%
UCB Pharma Limited (1)	*	30%	*	20%

(1)	In April 2009, we recognized as revenue a $10.0 million nonrefundable milestone payment received from UCB Pharma Limited, or UCB, in July 2008. See Note 9 for additional information.
*	Represented less than 10% of our total revenues.

9. Collaboration and License Agreements

Under the terms of our agreement with UCB, UCB has the right to market Xyrem for the treatment of narcolepsy and JZP-6 for the treatment of fibromyalgia in 54 countries outside of the United States. During the three months ended June 30, 2009, upon the completion of the last patient in our second Phase III pivotal clinical trial of sodium oxybate for the treatment of fibromyalgia, we recognized as revenue a $10.0 million nonrefundable milestone payment we received from UCB in July 2008 that was previously recorded as deferred revenue. In addition, we recognized contract revenues of $280,000 in each of the three months ended June 30, 2010 and 2009, and $560,000 in each of the six months ended June 30, 2010 and 2009 related to previously deferred upfront payments which are being recognized as contract revenue ratably through 2019, the expected performance period under the agreement.

10. Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock units, shares of common stock credited to each director’s phantom stock account under our directors deferred compensation plan, and stock awards under our employee stock purchase plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling, general and administrative	$1,344	$774	$2,665	$1,506
Research and development	545	299	1,010	613
Cost of product sales	71	41	117	77

Total	$1,960	$1,114	$3,792	$2,196

Employee stock-based compensation costs of $67,000 and $46,000 as of June 30, 2010 and December 31, 2009, respectively, were capitalized as a component of inventories and included in the condensed consolidated balance sheets.

Stock Options

During the three months ended June 30, 2010 and 2009, we granted options to employees to purchase 92,500 and 115,750 shares of common stock, respectively, with a weighted-average grant date fair value per share of $6.64 and $0.73, respectively. During the six months ended June 30, 2010 and 2009, we granted options to employees to purchase 1,351,000 and 2,569,000 shares of common stock, respectively, with a weighted-average grant date fair value per share of $8.17 and $0.94, respectively. The fair value of options granted was estimated at the grant date using the Black–Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average volatility	88%	92%	84%	92%
Weighted-average expected term (years)	5.9	6.1	6.1	6.1
Range of risk-free rates	2.3-3.1%	2.2-2.8%	2.3-3.1%	1.8-2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

11. Income Tax Expense

During the three and six months ended June 30, 2010, our effective income tax rate was 0%. This rate was lower than the federal statutory rate of 35% due to our application of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income and reflects our utilization of deferred state tax benefits.

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

We have agreed to indemnify our officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2010 and December 31, 2009. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Legal Proceedings

In August and September 2009, we received Paragraph IV Patent Certification notices from Actavis Elizabeth, LLC, or Actavis, and from Anchen Pharmaceuticals, Inc., or Anchen, advising that each has filed an ANDA with the FDA seeking approval to market a generic version of Luvox CR. We have not been informed as to the timing or status of the FDA’s review of either party’s filing, or whether either filer has complied with FDA requirements for proving bioequivalence, or which party was first to file its ANDA with the FDA. Actavis’ Paragraph IV Certification alleges that U.S. Patent No. 7,465,462, or the 462 patent, which is owned by Elan Pharma International Limited, or Elan, and licensed to us, is invalid on the basis that the inventions claimed therein were obvious. Anchen’s Paragraph IV Certification alleges that the 462 patent will not be infringed by Anchen’s manufacture, use or sale of the generic product for which the ANDA was submitted and that the 462 patent is invalid on the basis that the inventions claimed therein were obvious. On October 6, 2009, we and Elan, as plaintiffs, filed a lawsuit against Actavis, Anchen, and Anchen Incorporated, the parent of Anchen, in the United States District Court for the District of Delaware claiming infringement of the 462 patent by the defendants in response to the Paragraph IV Certifications filed by Actavis and Anchen. We are seeking a permanent injunction that prevents Actavis and Anchen from introducing a generic version of Luvox CR prior to the expiration of the 462 patent. On October 27, 2009, Anchen and Anchen Incorporated filed a motion to dismiss for lack of jurisdiction. On November 16, 2009, we and Elan filed our response. On January 14, 2010, we and Elan filed a motion to enjoin the later-filed duplicative proceeding in the United States District Court for the Central District of California referenced below. On February 1, 2010, Anchen and Anchen Incorporated responded. The court has not ruled on either motion and no hearing dates are scheduled. We cannot predict or determine the outcome of this matter.

On October 14, 2009, we and Elan, as plaintiffs, also filed a lawsuit in the United States District Court for the Central District of California against Anchen and Anchen Incorporated claiming infringement of the 462 patent based upon Anchen’s Paragraph IV Certification. The plaintiffs are seeking a permanent injunction that prevents Anchen from introducing a generic version of Luvox CR prior to the expiration of the 462 patent. Since Anchen is incorporated in California, the additional protective lawsuit was filed in California in an effort to both ensure jurisdiction over Anchen in the event that the United States District Court for the District of Delaware finds that it does not have jurisdiction over Anchen in Delaware, and to prevent the FDA from approving the ANDA filed by Anchen until the earliest of 30 months following the filing of the lawsuit, expiration of the 462 patent, settlement of the lawsuit or a decision in the infringement case that is favorable to Anchen in California. On December 14, 2009, the court in the United States District Court for the Central District of California held a scheduling conference to discuss the status of the case and the Delaware case. Following the conference and submission of scheduling proposals by both parties, the court scheduled a patent claim construction or Markman hearing that was held on June 1, 2010. On July 16, 2010, Anchen filed a motion for summary judgment in the case and we and Elan filed our response on August 9, 2010. The court has scheduled a hearing on the motion for August 31, 2010 and a trial date of January 31, 2011. We cannot predict the outcome of this matter.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Phase IV Clinical Study Commitment

The FDA approval of Luvox CR included a commitment for two Phase IV clinical studies, one in adolescent patients with social anxiety disorder, or SAD, and one a long-term duration of effect study in patients with SAD. If they were to be performed, the cost of these Phase IV studies would likely be significant. We have been in discussions with the FDA concerning our Phase IV clinical study commitment, and as a result of these discussions, in April 2010, we submitted a labeling supplement to the new drug application, or NDA, for Luvox CR to remove the SAD indication from the label. This supplement is under active review by the FDA. Based upon our discussions with the FDA, we believe that if the labeling supplement is approved by the FDA, we would then be released from the Phase IV clinical study commitment.

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

Overview

We are a specialty pharmaceutical company that, since our inception, has focused on the development and commercialization of pharmaceutical products to meet important unmet medical needs in neurology and psychiatry. With our JZP-6 product candidate for the treatment of fibromyalgia, for which our new drug application, or NDA, was filed by the U.S. Food and Drug Administration, or FDA, in February 2010, we expanded our development activities to include rheumatology and pain management. We currently market two products: Xyrem (sodium oxybate) oral solution and Luvox CR (fluvoxamine maleate) Extended-Release Capsules. We are building a portfolio of products through a combination of internal development, acquisition and in-licensing activities, and we utilize our specialty sales force to promote our products in our target markets. Since our inception in 2003, we have built a commercial operation and assembled a portfolio of products and product candidates that currently includes our two marketed products, Xyrem and Luvox CR, our late-stage JZP-6 product candidate, and additional product candidates in various stages of clinical development.

Xyrem

Xyrem is the only product approved by the FDA for the treatment of both excessive daytime sleepiness and cataplexy in patients with narcolepsy. We promote Xyrem in the United States for its FDA-approved indications to sleep specialists, neurologists, pulmonologists and psychiatrists through our specialty sales force. We have licensed the rights to commercialize Xyrem in 54 countries outside of the United States to UCB Pharma Limited, or UCB, and in Canada to Valeant Canada Limited, or Valeant. UCB currently markets Xyrem in 15 countries in Europe. We have three issued patents covering our formulation for Xyrem, one of which expires in 2019, and two of which expire in 2020, in the United States. We have three issued U.S. patents covering our distribution system for Xyrem, which expire in 2024. All of these patents, except the formulation patent that expires in 2019, are listed in the FDA’s approved drug products with therapeutic equivalence evaluation documents, or Orange Book. In addition, we have orphan drug exclusivity for the excessive daytime sleepiness in narcolepsy indication for Xyrem until November 2012; all narcolepsy patients suffer from excessive daytime sleepiness.

Luvox CR

Luvox CR was approved by the FDA for the treatment of both obsessive compulsive disorder, or OCD, and social anxiety disorder, or SAD, in February 2008. We began promoting Luvox CR through our specialty sales force in April 2008. Luvox CR was developed by Solvay Pharmaceuticals, Inc., or Solvay, in collaboration with Elan Pharma International Limited, or Elan. We obtained the exclusive rights to market and distribute Luvox CR in the United States from Solvay in January 2007. Solvay retained the rights to market and distribute Luvox CR outside of the United States. Luvox CR is covered by a product-specific patent issued to Elan, which manufactures the product for us. We are currently involved in litigation relating to abbreviated new drug applications filed by two companies seeking to market generic versions of Luvox CR. If generic products were to be introduced, our revenue from Luvox CR product sales would decline.

JZP-6

We are developing and seeking FDA approval for sodium oxybate, the active pharmaceutical ingredient in Xyrem, for the treatment of fibromyalgia. Our development program includes two completed Phase III pivotal clinical trials and a long-term safety trial that is expected to be completed in 2010. In November 2008 and June 2009, we announced positive top-line results from our first and second Phase III pivotal clinical trials, respectively. The two randomized, double-blind, placebo-controlled studies demonstrated that sodium oxybate significantly decreased pain and fatigue, and improved daily function and patient global impression of change, in patients with fibromyalgia. We submitted an NDA for JZP-6 in December 2009 and the NDA was filed by the FDA in February 2010 with a Prescription Drug User Fee Act action date of October 11, 2010. The FDA’s Arthritis Advisory Committee and Drug Safety and Risk Management Advisory Committee are scheduled to review JZP-6 at a joint meeting on August 20, 2010 and to provide a recommendation to the FDA. If our NDA is approved by the FDA, we expect to market JZP-6 in the United States to physicians who treat fibromyalgia patients, through an expanded specialty sales force. At some time after launch, we may consider a partnership with a third party to promote the product to a broader audience. We have licensed to UCB the commercialization rights to JZP-6 in 54 countries outside of the United States in exchange for development funding, commercial milestones and royalties. Our JZP-6 product candidate is covered by one of the formulation patents covering Xyrem, and we expect that its distribution system will be covered by one or more of our distribution system patents that expire in 2024. JZP-6 is also covered by a patent covering the use of sodium oxybate to treat fibromyalgia expiring in 2017.

Other Product Candidates

Our other product candidates in clinical development are oral tablet forms of sodium oxybate and JZP-8 (intranasal clonazepam), being developed for the treatment of recurrent acute repetitive seizures in epilepsy patients who continue to have seizures while on stable anti-epileptic regimens. We are seeking a partner to continue development of JZP-4 (elpetrigine), our product candidate for the treatment of epilepsy and bipolar disorder. We have recently terminated the development of our JZP-7 (ropinirole gel) product candidate for the treatment of restless legs syndrome.

Recent Developments

Although we have incurred significant cumulative net losses since our inception, we reported income from operations in our most recent quarters. This improvement in our operating performance was due to a significant increase in revenue from product sales. The improvement in our operating performance has allowed us to strengthen our balance sheet by raising $57.1 million in net proceeds through a public offering of shares of our common stock in May 2010 and by reducing and refinancing our debt, thereby lowering our ongoing debt service obligations. During the first half of 2010, we reduced our long-term debt from $119.5 million to $50.0 million and reduced the interest rate on our long-term debt beginning July 1, 2010 from 15% to a variable rate which was 5.75% at June 30, 2010.

We believe our existing cash balances, cash we expect to generate from operations, and cash we expect to have available under our revolving credit facility will be sufficient to fund our operations and meet all of our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the heading “We have a history of net losses, and, if we are to grow our business in the future, we will need to commit substantial resources, which could result in future losses”. Our assumptions may prove to be wrong or other factors may adversely affect our business, in which case we could exhaust our available cash resources or be forced to raise additional funds and/or reduce our expenses, which could have a material adverse effect on our business.

Lonza, Inc., or Lonza, our current sole supplier of sodium oxybate, the active ingredient in both Xyrem and JZP-6, formally notified us in March 2010 that our agreement for the supply of sodium oxybate will terminate on December 31, 2011, at the end of its current term, and that Lonza’s plan is to close the plant in which sodium oxybate is currently produced by the end of 2010. In April 2010, we entered into an agreement with a new supplier, Siegfried (USA) Inc., or Siegfried, in order to help ensure that we have an uninterrupted supply of sodium oxybate. However, the FDA must approve Siegfried as a new supplier of sodium oxybate and Siegfried will need to obtain quota from the U.S. Drug Enforcement Administration, or DEA, in order to manufacture sodium oxybate for us. Lonza will also need to obtain additional DEA quota prior to closing its plant in order to manufacture sodium oxybate supplies for us for 2011. While we have been in active discussion with the DEA, no additional quota has yet been issued to Lonza, and quota has not yet been issued to Siegfried. Since the DEA typically grants quota on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process.

On March 23, 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the Healthcare Reform Act, was signed into law. As a result of this new law, we expect to incur less than $1.0 million of additional rebates for Medicare and Medicaid patients for the remainder of 2010 which will reduce our net product sales in 2010. The Healthcare Reform Act contains a number of additional provisions that are expected to impact our business and operations. In general, it is too early to predict specifically all of the effects this recently enacted Health Reform Act and its implementation will have on our business. We will continue to evaluate the effect of this new law on our business and operations.

In July 2010 we received a warning letter from the FDA concerning our promotional materials for Luvox CR. We are in discussions with the FDA and have taken some actions to address the FDA’s concerns. We intend to complete our response to the FDA through appropriate actions promptly and after further consultation with the FDA.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009			2010	2009
	(In thousands)				(In thousands)
Product sales, net	$39,528	$26,478	$13,050	49%	$73,811	$47,797	$26,014	54%
Xyrem	33,723	22,362	11,361	51%	62,468	40,081	22,387	56%
Luvox CR	5,805	4,116	1,689	41%	11,343	7,716	3,627	47%
Royalties, net	674	518	156	30%	1,279	990	289	29%
Contract revenues	284	10,284	(10,000)	N/A (1)	569	10,569	(10,000)	N/A (1)
Cost of product sales (excluding amortization of acquired developed technology)	2,802	2,575	227	9%	5,684	4,518	1,166	26%
Research and development	7,962	11,192	(3,230)	(29%)	14,177	22,600	(8,423)	(37%)
Selling, general and administrative	17,096	13,657	3,439	25%	33,886	27,873	6,013	22%
Amortization of intangible assets	2,044	1,822	222	12%	4,101	3,554	547	15%
Interest income	2	6	(4)	(67%)	4	27	(23)	(85%)
Interest expense	4,687	5,856	(1,169)	(20%)	10,454	11,650	(1,196)	(10%)
Other income (expense)	2	(13)	15	N/A (1)	2	(5)	7	N/A (1)
Loss on extinguishment of debt	12,287	—	12,287	N/A (1)	12,287	—	12,287	N/A (1)

(1)	Comparison to prior period is not meaningful.

Product Sales, Net

The increase in Xyrem product sales in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to the impact of price increases taken in 2009 and 2010 and, to a lesser extent, increases in volume of approximately 6% and 5%, respectively, on domestic sales of Xyrem. We expect Xyrem product sales in 2010 to be higher than in 2009, due primarily to the impact of past price increases. Total Xyrem volume growth in 2009 compared to 2008 was 10%, and we expect to see continued volume growth in 2010 compared to 2009, though at a single digit rate.

The increase in Luvox CR product sales in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to increases in volume and, to a lesser extent, due to price increases. We market Luvox CR for the treatment of both OCD and SAD. In April 2010, we submitted to the FDA a labeling supplement to the NDA for Luvox CR to remove the SAD indication from the Luvox CR label. We believe that the removal of the SAD indication from the label, if it occurs, will not have a significant negative impact on our Luvox CR product sales. We expect Luvox CR product sales in 2010 to be higher than in 2009, due primarily to increases in volume.

Royalties

The increase in royalties in the three and six months ended June 30, 2010 compared to the same period in 2009 was entirely due to the increase in royalties we received under our agreement with UCB related to UCB’s sales of Xyrem in territories outside of North America. We expect modest growth in royalty income in 2010 as compared with 2009.

Contract Revenues

Except for a $10.0 million milestone payment which we recognized as revenue in the three months ended June 30, 2009, contract revenues consists primarily of previously deferred upfront payments under our agreement with UCB, which are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

The increase in cost of product sales in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to our increased sales and sales volumes. As a percentage of product sales, costs were 7.1% and 7.7% in the three and six months ended June 30, 2010, respectively, compared to 9.7% and 9.5%, respectively, for the same periods in 2009. This improvement in cost of product sales as a percentage of product sales was primarily due to price increases taken in 2009 and 2010.

Research and Development Expenses

Research and development costs were lower in the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to lower spending on JZP-6 as we focused on the prosecution of our NDA for our JZP-6 product candidate and our ongoing safety study for JZP-6, which we expect to complete in 2010, partially offset by higher spending as a result of development work on oral tablet forms of sodium oxybate, the active pharmaceutical ingredient in both Xyrem and JZP-6. As a result, our direct development costs decreased $4.1 million and $10.1 million in the three and six months ended June 30, 2010, respectively compared to the same periods in 2009, when we were actively conducting our second JZP-6 Phase III clinical trial and enrolling patients in the long-term safety study. Our direct development costs consisted primarily of out-sourced study costs, including investigator payments and consulting fees, and do not include salaries and benefits or general administrative costs related to maintaining a research and development organization. Salaries and benefits expenses including stock-based compensation and accrued incentive compensation incurred in the research and development organization increased $890,000 and $1.7 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. We expect research and development spending in 2010 to be lower than 2009 and to continue to be focused primarily on prosecution of the JZP-6 NDA, completion of the JZP-6 safety study, development work on oral tablet forms of sodium oxybate and JZP-8 activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher in the three and six months ended June 30, 2010 compared to the same periods in 2009, due primarily to pre-launch planning and preparation activities in the 2010 periods related to our JZP-6 product candidate and to increases in salaries and benefits expenses including stock-based compensation and incentive compensation. We expect that selling, general and administrative expenses will be higher in 2010 than in 2009, primarily due to pre-launch planning and preparation activities related to our JZP-6 product candidate.

Amortization of Intangible Assets

Our intangible assets consist primarily of developed technology related to Xyrem and Luvox CR which are amortized on a straight-line basis over their estimated useful lives. Amortization costs in the three and six months ended June 30, 2010 were higher compared to the same periods in 2009, primarily due to our reduction in the estimated useful life of the Luvox CR intangible asset in response to the filings in the third quarter of 2009 of two abbreviated new drug applications with the FDA by third parties seeking to market generic versions of Luvox CR.

Interest Income

Interest income was not significant in the three and six months ended June 30, 2010 and 2009.

Interest Expense

Interest expense in the three and six months ended June 30, 2010 and 2009 relates primarily to interest on our $119.5 million of senior secured notes, which we repaid in part in March and May 2010 and the remainder in full in June 2010 and, to a small extent, interest on our liability under a government settlement. Interest on the senior secured notes was comprised of quarterly cash payments for interest, amortization of a debt discount related to warrants that were issued in conjunction with the senior secured notes and amortization of debt issuance costs. We expect a net decrease in interest expense in 2010 compared to 2009, due to the repayment in full of the senior secured notes, which bore interest at a fixed rate of 15%, partially offset by interest due on the $50.0 million principal amount of the term loan under our new credit agreement, which bore interest at a variable rate that was 5.75% as of June 30, 2010.

Loss on Extinguishment of Debt

The loss on extinguishment of debt relates to the repayment of our senior secured notes in May and June 2010 and is comprised of $8.5 million of prepayment premiums and fees, and $3.8 million of non-cash expense related to the write-off of unamortized debt discount and debt issuance costs.

Non-GAAP Financial Measures

To supplement our financial results and financial guidance presented on a GAAP basis, we use the non-GAAP measures adjusted net income (loss) and adjusted net income (loss) per diluted share as shown in the table below. These measures exclude (1) revenue related to upfront and milestone payments, and (2) certain expenses comprised of loss on extinguishment of debt, amortization and impairment of intangible assets, stock-based compensation and non-cash interest expense associated with debt discount and debt issuance costs. We believe these non-GAAP financial measures are helpful in understanding our past financial performance and our future results, are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. In addition, we believe that the use of these non-GAAP measures enhances the ability of investors to compare our results both from period to period and with those of other companies. Adjusted net income (loss) and adjusted net income (loss) per diluted share, as used by us, may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies.

A reconciliation of GAAP net income (loss) to adjusted net income (loss), a non-GAAP financial measure, and related per share amounts follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net income (loss)	$(6,388)	$2,171	$(4,924)	$(10,817)
Add:
Intangible asset amortization	2,044	1,822	4,101	3,554
Stock-based compensation expense	1,960	1,114	3,792	2,196
Non-cash interest expense	873	613	1,923	1,148
Loss on extinguishment of debt	12,287	—	12,287	—
Deduct:
Contract revenues	(284)	(10,284)	(569)	(10,569)

Adjusted net income (loss)	$10,492	$(4,564)	$16,610	$(14,488)

GAAP net income (loss) per diluted share	$(0.18)	$0.07	$(0.15)	$(0.37)

Adjusted net income (loss) per diluted share	$0.28	$(0.16)	$0.46	$(0.50)

Shares used in computing GAAP net income (loss) per diluted share (1)	35,423	29,023	33,428	28,995
Shares used in computing adjusted net income (loss) per diluted share (1)	38,142	29,021	36,447	28,995

(1)	Shares used in computing GAAP or adjusted net income per diluted share are greater than shares used in computing GAAP or adjusted net loss per diluted share due to the potentially dilutive effect of common shares from employee stock plans and warrants.

Liquidity and Capital Resources

During the first half of 2010, we reduced our long-term debt outstanding from $119.5 million to $50.0 million, extended the final maturity date of our long-term debt from June 2011 to June 2013 by repaying our senior secured notes in full and entering into a new credit agreement. As a result of this repayment and new financing we reduced the interest rate on our long-term debt from a fixed rate of 15% to a variable rate that was 5.75% as of June 30, 2010. We believe that our existing cash balances, together with cash we expect to generate from operations and borrowings we expect to be available under our new revolving credit facility, will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the heading “We have a history of net losses, and, if we are to grow our business in the future, we will need to commit substantial resources, which could result in future losses”. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust our available cash resources or be forced to raise additional funds and/or reduce our expenses, which could have a material adverse effect on our business. As of June 30, 2010, we had cash and cash equivalents of $9.6 million.

In May 2010, we issued 7,000,000 shares of our common stock in an underwritten public offering for net proceeds of $57.1 million. With the proceeds of this offering we prepaid $53.0 million principal amount of our then existing senior secured notes. In June 2010, we entered into a new credit agreement which provides for a term loan in an aggregate principal amount of $50.0 million and a $15.0 million secured revolving credit facility, both of which mature in June 2013. On June 30, 2010, we borrowed $57.4 million under the new credit agreement, consisting of a term loan of $50.0 million and $7.4 million under the revolving credit facility, and we used all of the borrowed funds, together with cash on hand, to prepay in full all of the remaining outstanding senior secured notes. We also terminated our previous revolving line of credit. Borrowings under the new term loan and revolving credit facility bear interest at a variable rate based on the higher of the prime rate or the federal funds rate plus 0.5% plus, in each case, a margin ranging from 1% to 2.5% or, at our option, the eurodollar rate plus a margin ranging from 3% to 5%. The interest rate was 5.75% at June 30, 2010. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.5% to 0.75% per annum and was initially set at 0.75%. The interest rate margins and the commitment fee will vary based on our consolidated leverage ratio, as defined in the credit agreement.

The borrowing availability under the revolving credit facility will vary according to the levels of our eligible accounts receivable and other terms and conditions described in the credit agreement and is limited to $8.0 million until January 1, 2011 and $15.0 million thereafter. Borrowings under the revolving credit facility and the term loan are secured by substantially all of our assets. At such times as our cash, cash equivalents and amounts available under the revolving credit facility, in total, are less than $25.0 million, our borrowings under the revolving credit facility are automatically paid with our cash receipts, although we are able to reborrow based on our eligible accounts receivable and other terms and conditions described in the credit agreements. The term loan is repayable in twelve equal quarterly installments of $4.2 million beginning on September 30, 2010. If we prepay the term loan (in whole or in part) or if we terminate or reduce the lender’s commitments to make loans under the revolving credit facility we must pay a prepayment fee equal to (a) 2% of the aggregate amount of the term loan prepaid or commitments terminated or reduced during the first year of the credit agreement, and (b) 1% of the aggregate amount of the term loan prepaid or commitments terminated or reduced during the second year of the credit agreement.

The credit agreement contains customary operating covenants, including covenants that restrict our ability to: incur indebtedness and liens; effect mergers, consolidations and other fundamental changes; dispose of significant assets or enter into sale-leaseback transactions; pay dividends or make other restricted payments; make loans, advances or certain investments; or enter into transactions with affiliates. The credit agreement also requires us to comply with financial covenants requiring us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum monthly liquidity, each as defined in the credit agreement. The minimum monthly liquidity covenant requires us to maintain at any time during any month daily cash balances of not less than $10.0 million from September 30, 2010 through to March 31, 2011 and not less than $20.0 million thereafter. Our failure to comply with any of the operating and financial covenants contained in the credit agreement would constitute an event of default under the credit agreement. The credit agreement contains other customary events of default. Upon the occurrence of one or more events of default, including our failure to comply with all operating and financial covenants, all or part of the obligations under the credit agreement may be declared immediately due and payable and borrowings under the credit agreement may be stopped. We do not currently have the cash resources necessary to satisfy our obligations under the credit agreement in full if our obligations were accelerated.

To grow our business in the future, we will need to commit substantial resources to costly and time-consuming product development and clinical trials of our product candidates and significant funds to our commercial operations. We may seek to raise additional funds for general corporate purposes, including licensing or acquiring additional products, product candidates or companies. Raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations, partnering arrangements or development financings or a draw down of funds under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited. Under the CEFF, we have the ability to draw down amounts up to $75.0 million, subject to certain conditions. The CEFF expires in December 2012. Any equity financing would be dilutive to our stockholders, and a debt issuance could be prohibited or difficult, or the consent of the lender under our new credit agreement could be required.

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$9,107	$(6,208)
Net cash (used in) provided by investing activities	(224)	825
Net cash used in financing activities	(14,904)	(3,748)

Net decrease in cash and cash equivalents	$(6,021)	$(9,131)

Net cash provided by (used in) operating activities during the six months ended June 30, 2010 and 2009, primarily reflected the net loss, adjusted for non-cash items including depreciation and amortization, stock-based compensation expense and a portion of the loss on the extinguishment of the senior secured notes in addition to the change in working capital. Net cash used in investing activities during the six months ended June 30, 2010 primarily related to two payments for the purchase of rights to Luvox CR and purchases of property, plant and equipment partially offset by the release of restricted cash. Net cash provided by investing activities during the six months ended June 30, 2009 primarily related to the release of restricted cash and the maturity of an investment in a marketable security, partially offset by a payment for the purchase of rights to Luvox CR. Net cash used in financing activities during the six months ended June 30, 2010 was attributable to the repayment of $119.5 million principal amount of senior secured notes and a repayment of our previous revolving bank line of credit of $9.4 million, offset by proceeds of $57.1 million from an underwritten public offering of shares of our common stock and borrowings of $48.7 million under our new term loan and $7.4 million under our new revolving credit facility. Net cash used in financing activities during the six months ended June 30, 2009 was attributable to the repayment of our previous revolving bank line of credit.

Contractual Obligations

In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, the following table reflects a summary of material contractual obligations that have been modified or have been incurred during the first six months of 2010 and remain outstanding as of June 30, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(In thousands)
Term loan - principal (1)	$50,000	$16,664	$33,336	$—	$—
Term loan - interest (2)	4,681	2,517	2,164	—	—
Revolving credit facility (1)	7,350	7,350	—	—	—

Total	$62,031	$26,531	$35,500	$—	$—

(1)	In June 2010, we entered into a new credit agreement which provides for a term loan in an aggregate principal amount of $50.0 million and a $15.0 million revolving credit facility both of which mature in June 2013. On June 30, 2010, we borrowed $57.4 million under the new credit agreement, consisting of a term loan of $50.0 million and $7.4 million under the revolving credit facility. Borrowings under the term loan and revolving credit facility bear interest at a variable rate based on the higher of the prime rate or the federal funds rate plus 0.5% plus, in each case, a margin ranging from 1% to 2.5% or, at our option, the eurodollar rate plus a margin ranging from 3% to 5%. The interest rate was 5.75% at June 30, 2010. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.5% to 0.75% per annum and was initially set at 0.75%. The interest rate margins and the commitment fee will vary based on our consolidated leverage ratio, as defined in the credit agreement. The borrowing availability under the revolving credit facility will vary according to the levels of our eligible accounts receivable and other terms and conditions described in the credit agreement and is limited to $8.0 million until January 1, 2011 and $15.0 million thereafter. Borrowings under the revolving credit facility and the term loan are secured by substantially all of our assets. The $50.0 million term loan is repayable in twelve equal quarterly installments of $4.2 million beginning on September 30, 2010.
(2)	Borrowings under the term loan bear interest at a variable rate which was 5.75% at June 30, 2010. We estimated future interest payments by applying the currently applicable interest rate, which may not represent actual interest payments made.

The FDA approval of Luvox CR included a commitment for two Phase IV clinical studies, one in adolescent patients with SAD and one a long-term duration of effect study in patients with SAD. If they were to be performed, the cost of the Phase IV studies would likely be significant. The cost of the Phase IV studies is not included in the table above and it was not included in our contractual obligations table as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. We have been in discussions with the FDA concerning our Phase IV clinical study commitment, and as a result of these discussions, in April 2010, we submitted a labeling supplement to the new drug application, or NDA, for Luvox CR to remove the SAD indication from the label. This supplement is under active review by the FDA. Based upon our discussions with the FDA, we believe that if the labeling supplement is approved by the FDA, we would then be released from the Phase IV clinical study commitment.

Related Party

As of December 31, 2009, an entity affiliated with Kohlberg, Kravis & Roberts & Co. L.P., or KKR, a significant stockholder, held senior secured notes with an aggregate principal amount of $6.8 million and warrants to purchase 70,156 shares of our common stock exercisable at $9.34 per share. During the six months ended June 30, 2010, we repaid the entire principal balance of all of our senior secured notes, including the $6.8 million of the senior secured notes held by the entity affiliated with KKR. During the six months ended June 30, 2010, cash paid for interest and prepayment penalties with respect to those senior secured notes held by the entity affiliated with KKR was $461,000 and $484,000, respectively.

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

In addition to the market risk disclosures set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009, effective June 30, 2010, we are exposed to risks associated with changes in interest rates as a result of borrowings under our new term loan. As of June 30, 2010 the principal amount due under the term loan was $50.0 million, which bore interest at a variable rate that was 5.75%. We are required to make quarterly principal payments of $4.2 million on the term loan over the next three years and therefore our exposure to risks associated with changes in interest rates will decrease over time. If market interest rates were to change by 1% our interest expense would change by a total of $814,000 over the remaining term of the term loan. Actual interest expense in the future may differ materially.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

We depend on sales of Xyrem and Luvox CR to generate the cash necessary to operate our business and to meet our ongoing financial obligations, and, if we are not able to maintain or increase sales of our products, it would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

We depend on sales of Xyrem and Luvox CR to generate the cash necessary to operate our business and to meet our ongoing financial obligations, and our future plans assume that sales of our products will increase. While Xyrem product sales increased in the three and six months ended June 30, 2010 compared to the same periods in 2009, the rates of increase were lower than the rates of increase in the 2009 periods. Although we expect modest Xyrem sales volume growth in 2010, we cannot assure you that Xyrem sales volume will grow. We increased the price of Xyrem during 2009 and in May 2010. We cannot assure you that these or future price increases have not affected or will not negatively affect Xyrem sales volumes.

If sales of Luvox CR do not continue as expected, they may not cover the payments due to Solvay under our license agreement for Luvox CR plus the cost to manufacture, market and sell the product. While we have been in discussions with the U.S. Food and Drug Administration, or FDA, concerning our Phase IV clinical study commitment related to social anxiety disorder, or SAD, and as a result of these discussions, in April 2010 we submitted a labeling supplement to the new drug application, or NDA, for Luvox CR to remove the SAD indication from the label, we cannot assure you that if the labeling supplement is approved by the FDA, we would be released from the Phase IV clinical study commitment. If performed, the cost of the Phase IV studies would likely be significant. In addition, while we believe that the removal of the SAD indication from the Luvox CR label, if it occurs, will not have a significant negative impact on our Luvox CR product sales, our belief could be incorrect and sales of Luvox CR could decrease.

We recently received a warning letter from the FDA concerning our promotional materials for Luvox CR. We are in discussions with the FDA and have taken some actions to address the FDA’s concerns. We intend to complete our response to the FDA through appropriate actions promptly and to continue to emphasize compliance in our promotion of Luvox CR and all of our products. We cannot assure you that any actions we have taken and may take in response to the FDA warning letter will not have a negative effect on Luvox CR sales.

If prescriptions and revenue from sales of Xyrem and Luvox CR do not continue as expected, we may be required to reduce our operating expenses, decrease our efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If generic products that compete with any of our products are approved, sales of our products may be adversely affected.

Our products are or may become subject to competition from generic equivalents if there is no proprietary protection for some of our products or because our protection has expired or is not sufficiently broad. Although Xyrem is covered by three issued patents covering its formulation expiring in 2019 and 2020, and three U.S. patents covering its distribution system expiring in 2024, we cannot assure you that third parties will not attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable and introduce generic equivalents of Xyrem. Once orphan drug exclusivity for Xyrem in the United States for the treatment of excessive daytime sleepiness in patients with narcolepsy expires in November 2012, other companies could possibly introduce generic equivalents of Xyrem if they do not infringe our existing patents covering for Xyrem. If a generic product were approved by the FDA for excessive daytime sleepiness or cataplexy in narcolepsy patients, or both, it is possible that prescriptions for other indications, such as fibromyalgia, if our JZP-6 product candidate is approved by the FDA, could be filled with a generic equivalent approved only for cataplexy or excessive daytime sleepiness, even if the patient is diagnosed with fibromyalgia.

Although Luvox CR is covered by a product-specific patent issued to Elan Pharma International Limited, or Elan, expiring in 2020, other companies could manufacture and sell generic equivalents of Luvox CR in ways that are not covered by the claims of the patent after the expiration of three years of marketing exclusivity, which ends on February 28, 2011. In August 2009, we received a

Paragraph IV Patent Certification notice from Actavis Elizabeth, LLC, or Actavis, advising that Actavis has filed an abbreviated new drug application, or ANDA, with the FDA seeking approval to market a generic version of Luvox CR. In September 2009, we received an additional Paragraph IV Patent Certification notice from Anchen Pharmaceuticals, Inc., or Anchen, advising that Anchen has filed an ANDA with the FDA for a generic version of Luvox CR. While we and Elan have filed and are prosecuting lawsuits in response to the Paragraph IV certifications, we cannot assure you that these lawsuits will prevent the introduction of generic products for any particular length of time, or at all.

Although our JZP-6 product candidate is covered by one of the formulation patents and a patent covering the use of sodium oxybate to treat fibromyalgia expiring in 2017, and we expect that JZP-6 will also be covered by one or more of our distribution system patents expiring in 2024, we cannot assure you that this will prevent generic competition for JZP-6, if it is approved by the FDA and commercially launched.

After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product generally may be filled with the generic version at the pharmacy, resulting in a loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Generic competition often results in decreases in the prices at which branded products can be sold. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic equivalent is available. Generic competition for our products earlier than expected, including as a result of FDA approval of ANDAs for generic versions of our products, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our only product candidate currently in late-stage development is JZP-6 for the treatment of fibromyalgia, for which we submitted an NDA to the FDA in December 2009, and for which an FDA Advisory Committee meeting is scheduled for August 20, 2010. Although we believe our completed Phase III pivotal clinical trials have shown JZP-6 to be safe and effective for the treatment of fibromyalgia, the FDA may not approve JZP-6 for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our growth prospects.*

We are currently seeking approval from the FDA for JZP-6 for the treatment of fibromyalgia. Our development program for JZP-6 includes two completed Phase III pivotal clinical trials and a long-term safety trial that is expected to be completed in 2010. Although we received statistically significant positive results from both of our Phase III pivotal clinical trials and believe the results show JZP-6 to be safe and effective for the treatment of fibromyalgia, we do not know if the FDA will agree with our interpretation of the results of these trials or whether the FDA and other regulatory authorities will approve JZP-6 for the treatment of fibromyalgia. The FDA’s Arthritis Committee and Drug Safety and Risk Management Advisory Committee, or the Advisory Committees, are scheduled to review JZP-6 at a joint meeting on August 20, 2010 and to provide a recommendation to the FDA on whether or not to approve JZP-6. A negative recommendation by the Advisory Committees will make it less likely that the FDA will approve JZP-6 for the treatment of fibromyalgia. Even if the Advisory Committees recommend approval, the FDA is not required to follow the recommendation. Although JZP-6 has the same active pharmaceutical ingredient as Xyrem, which has been approved by the FDA for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy, this does not assure approval by the FDA, or any other regulatory authorities, of this active pharmaceutical ingredient for the treatment of fibromyalgia. Lyrica (pregabalin), marketed by Pfizer, Cymbalta (duloxetine), marketed by Eli Lilly, and Savella (milnacipran), marketed by Forest Laboratories, were approved by the FDA in June 2007, June 2008, and January 2009, respectively, for the treatment of fibromyalgia. With treatments for fibromyalgia already approved, the FDA may be less willing to approve JZP-6 for the treatment of fibromyalgia. None of these products has been approved by the European Medicines Agency, or EMA, for the treatment of fibromyalgia. A failure to obtain FDA or other regulatory approval of JZP-6 for fibromyalgia patients could have a material adverse effect on our growth prospects.

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

As a condition of approval of Xyrem, the FDA mandated that we maintain a REMS for Xyrem under which all Xyrem that we sell in the United States must be shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under the Xyrem REMS is cumbersome. While we have an agreement with the central pharmacy for Xyrem, Express

Scripts Specialty Distribution Services, or Express Scripts, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem, and our sales, would be adversely affected. Changing central pharmacy distributors could take a significant amount of time. In addition, sodium oxybate, the active pharmaceutical ingredient in Xyrem, is regulated by the U.S. Drug Enforcement Administration, or DEA, as a controlled substance. Any new central pharmacy would need to be registered with the DEA and would also need to develop the particular processes, procedures and activities necessary to distribute Xyrem under the REMS approved by the FDA. If we change central pharmacies, new contracts might also be required with government and other insurers who pay for Xyrem. Transitioning to a new central pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, and/or result in additional costs and expenses for us, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Our current and new suppliers of sodium oxybate and our product manufacturer for Xyrem and JZP-6 must obtain DEA quotas in order to supply us with Xyrem, JZP-6 and sodium oxybate, and these quotas may not be sufficient to satisfy our clinical and commercial needs.*

The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem and JZP-6, sodium oxybate, is a Schedule I controlled substance, our current and new suppliers of sodium oxybate and our product manufacturer must obtain DEA quotas in order to supply us with sodium oxybate, Xyrem and JZP-6. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate, Xyrem or JZP-6 exceed our suppliers’ and product manufacturer’s DEA quotas, our suppliers and product manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. The DEA issued an overall sodium oxybate quota for 2010 that was substantially the same as that issued for 2009, and the DEA recently published a proposed increase in that overall quota. However, the new proposed quota is less than the quota that we believe we will need to provide commercial supplies of Xyrem, support our development needs and prepare for the potential commercial launch of JZP-6. We and our suppliers have requested additional quota from the DEA for 2010, which, if it is not granted in a timely manner, could delay the potential commercial launch of JZP-6.

Lonza, Inc., or Lonza, currently our sole supplier of sodium oxybate, announced earlier this year that it intends to close its U.S. facility where it manufactures sodium oxybate, and Lonza formally notified us in March 2010 that our agreement for the supply of sodium oxybate will terminate on December 31, 2011, at the end of its current term. As a result, we recently entered into an agreement with a new supplier, Siegfried (USA) Inc., or Siegfried, in order to help ensure that we have an uninterrupted supply of sodium oxybate. However, the FDA must approve Siegfried as a new supplier of sodium oxybate and Siegfried will need quota from the DEA in order to manufacture sodium oxybate. Lonza will also need to obtain additional DEA quota prior to closing its plant in order to manufacture sodium oxybate supplies for us for 2011. If we and our suppliers cannot obtain as much quota as is needed on a timely basis, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

We depend on single source suppliers and manufacturers for each of our products and product candidates. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*

We do not have, and do not intend to establish in the near term, our own manufacturing or packaging capability for our products or product candidates, or their active pharmaceutical ingredients. Accordingly, we have entered into manufacturing and supply agreements with single source suppliers and manufacturers for our commercialized products and product candidates. The recent deterioration in worldwide economic conditions and the disruption to the credit and financial markets in the United States and worldwide may materially and adversely impact the financial position of our single source suppliers and manufacturers. If our suppliers and contract manufacturers are unable to obtain the necessary capital to operate their respective businesses or for other reasons, our suppliers and contract manufacturers may not be able to manufacture our products or product candidates without interruption, or may not comply with their obligations to us under our supply and manufacturing arrangements. We may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of our products or product candidates.

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

Any delay in supplying, or failure to supply, products by any of our suppliers could result in our inability to meet the commercial demand for our products or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects. In addition, under our agreement with UCB Pharma Limited, or UCB, we are responsible for the supply of Xyrem and, if approved, JZP-6 to UCB. Our failure to meet our contractual obligations to supply UCB with adequate quantities of Xyrem and JZP-6 would result in lost revenues to us and, if material, could result in termination of our agreements by UCB.

We depend upon UCB to market and promote Xyrem outside the United States, and we are dependent upon our collaboration with UCB for the development and potential commercialization of JZP-6 for the treatment of fibromyalgia in major markets outside of the United States.*

We have exclusively licensed to UCB the rights to market and promote Xyrem in 54 countries outside of the United States. If UCB does not obtain regulatory approvals for and launch Xyrem in its licensed countries in the time frames we expect, or at all, our revenues would be adversely affected. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 for the treatment of fibromyalgia in the same territories in which UCB has the right to market and promote Xyrem for patients with narcolepsy. UCB recently announced that it has filed for EMA approval of Xyrem for fibromyalgia. However, there are currently no approved fibromyalgia treatments in the European Union, and we cannot assure you that the EMA will approve any treatment, or JZP-6 in particular, for fibromyalgia. For example, in October 2008, April 2009 and July 2009 panels of European regulators recommended against approving Cymbalta, Lyrica and Savella, respectively, as treatments for fibromyalgia.

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

Significant additional research and development, financial resources and additional personnel will be required to obtain necessary regulatory approvals for our current and any future product candidates and to develop them into commercially viable products. As a condition to regulatory approval, each product candidate must undergo extensive clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The clinical trials for a product candidate can cost between $40 million and $100 million, and potentially even more. If a product candidate fails at any stage of development, we will not be able to commercialize it and we will not receive any return on our investment from that product candidate.

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

In April 2006, we and our subsidiary, Orphan Medical, LLC, or Orphan Medical, received subpoenas from the U.S. Department of Justice, acting through the U.S. Attorney for the Eastern District of New York, in connection with the sale and marketing of Xyrem. We and Orphan Medical have settled this matter with the United States, acting through the Department of Justice, the U.S. Attorney’s Office for the Eastern District of New York and other federal agencies, including the Office of Inspector General, U.S. Department of Health and Human Services. Orphan Medical pled guilty to one felony count of introducing a misbranded drug into interstate commerce. A total of approximately $20 million in civil and criminal payments is required to be paid in connection with this matter, of which $1 million was paid in July 2007, $2 million was paid in January 2008, $2.5 million was paid in October 2009, and $3 million was paid in January 2010; the remaining amount will be due over the next two years.

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

Because we do not perform discovery research, we intend to grow our business by acquiring or in-licensing additional products and product candidates that we believe have significant commercial potential. Any growth through acquisitions or in-licensing will depend upon the continued availability of suitable acquisition or in-license products and product candidates at favorable prices and upon advantageous terms and conditions, and any growth through development will depend upon our obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development, obtain regulatory approval of and commercialize these product candidates. Even if such opportunities are present, we may not be able to successfully identify products or product candidates suitable for potential acquisition, in-licensing or development, or we may not have the financial resources necessary to pursue opportunities. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for the right to acquire and in-license such products or product candidates.

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

We are a small company and our employees must work on many important and diverse matters at the same time. If we fail to retain key personnel, or to retain our executive management team, or if we cannot provide additional resources to perform important tasks, we may be unable to successfully sustain or grow our business.*

Our success and our ability to grow depend in part on our continued ability to retain and motivate highly qualified personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As a small company, we are highly dependent upon our executive management team and other key personnel, all of whom work on many complex matters that are critical to our success. The loss of services of any one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our key activities. We do not carry “key person” insurance. Any member of our executive management team and any other key employees may terminate his or her employment at any time without notice and without cause or good reason.

To grow our company we will need additional personnel. Competition for qualified personnel in the life sciences industry has historically been intense. If we cannot timely attract and retain quality personnel on acceptable terms, our failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our products and product candidates, their use and the methods used to manufacture and, in some cases, distribute them, as well as successfully defending these patents against third party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importation by third parties depends on the extent to which we have rights under valid and enforceable patents, or have trade secrets that cover these activities.

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

If we choose to go to court to stop someone else from pursuing the inventions claimed in our patents or in or our licensed patents or those of our partners, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that the other party’s activities do not infringe our rights to these patents or that it is in the public interest to permit the infringing activity. We and Elan have filed and are prosecuting lawsuits in response to the Paragraph IV certifications that we received from Actavis and Anchen. We cannot assure you that these lawsuits will be successful in stopping the infringement of our related patents, that the litigation will be cost effective, or that the litigation will have a satisfactory result for us.

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

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the “Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which become effective in 2011, may negatively affect our revenues and prospects for continued profitability in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates, including JZP-6, or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies such as ours. The enactment and implementation of any future healthcare reform legislation or policies could have a material adverse effect on our business and financial condition.

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

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

Many pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government health care programs. Other companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

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

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2013 for payments made in 2012, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*

We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement, as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicare Services (CMS), the federal agency which administers the Medicaid drug rebate program. These data include the average manufacturer price (AMP), and in the case of innovator products, the best price for each drug. As a result of the enactment of the Healthcare Reform Act, rebates now also will be due on the utilization of Medicaid managed care organizations, effective March 23, 2010.

Pursuant to the Healthcare Reform Act, and effective for rebate periods beginning the first quarter 2010, the minimum amount of the Medicaid rebate for each unit of a drug has been increased. For innovator products, in general a drug marketed under a New Drug Application, or NDA, the minimum rebate has been increased from 15.1% to 23.1% of the AMP for that product, or if it is greater, the difference between the AMP and the best price for the product. The 23.1% rebate amount is lowered to 17.1% for certain clotting factor and pediatric drug products. For noninnovator products, in general a drug marketed under an Abbreviated New Drug Application, or ANDA, the rebate amount has been increased from 11% to 13.1% of the AMP for drug. The Medicaid rebate for innovator products also includes an additional rebate amount if price increases for the drug exceed the rate of inflation since the product’s launch. The Healthcare Reform Act changes this additional rebate formula for certain products that qualify as line extensions of existing drugs, effective for rebate periods beginning with drugs paid for by a state as of the first quarter 2010, so that the rebate for these products can be increased and based on the additional rebate for the original drug. It also caps the total rebate amount for innovator drugs at 100% of the AMP for the drug. In addition, the Healthcare Reform Act changes the definition of AMP, effective for AMP prices reported for the fourth quarter of 2010, and additional legislation is currently pending that would further amend the AMP definition. CMS has yet to issue regulations to implement any of the enacted statutory changes.

We cannot assure that there will not be additional increases in rebates or other costs and charges from government agencies. Regulations continue to be issued and coverage expanded by various governmental agencies relating to these programs, increasing the cost and complexity of compliance.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS our current AMP and best prices for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected AMP or best price for that quarter. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction as well as changes in the 340B ceiling prices based on those rebate calculations, as discussed below, such that refunds to covered entities that purchased at the earlier prices may be due. In addition to retroactive rebates and the potential for 340B ceiling price refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B pharmaceutical pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. These covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of poor patients and children. The 340B ceiling price is calculated using a statutory formula which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid drug rebate program. This means that to the extent the Healthcare Reform Act, as discussed above, changes the statutory and regulatory definitions of AMP and the Medicaid rebate amount, these changes also will affect the 340B ceiling price. The Healthcare Reform Act expands the 340B drug pricing program to include new covered entity types, effective for drugs purchased on or after January 1, 2010, although drugs that have received an orphan drug designation under section 526 of the Federal Food Drug and Cosmetic Act are exempt from the ceiling price requirement for the new categories of covered entities. The Healthcare Reform Act also obligates the Secretary to create regulations and processes to improve the integrity of the program and to update the agreement that manufacturers must sign to participate in the program to obligate manufacturers to sell to covered entities if they sell to any other purchaser and to report to the government the ceiling prices for its drugs. In addition, Congress is currently considering legislation that, if passed, would further expand the 340B program to require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting by certain covered entity hospitals, where those drugs are used for the covered entity’s uninsured inpatients.

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

In recent years, there have been a number of legislative and regulatory changes in and proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. These changes and proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. For example, a final rule published by the Department of Defense, or DoD, in March 2009, implementing the terms of the National Defense Authorization Act of 2008, established a program under which DoD expects rebates from pharmaceutical manufacturers on all prescriptions of “covered” prescription drugs (including innovator drugs and biologics) filled under the TRICARE retail pharmacy program from January 28, 2008 forward, unless DoD agrees to a waiver or compromise of amounts due. Additionally, under the final rule, to remain eligible for inclusion on the DoD Uniform Formulary, a pharmaceutical manufacturer must enter into a pricing agreement under which it agrees to pay rebates to DoD on TRICARE retail pharmacy utilization on a prospective basis. These rebates are meant to enable DoD to access pricing that is either close to or equal to “Federal Ceiling Prices,” defined under the Veterans Health Care Act of 1992. Per the process set forth in this rule, we entered into a retail rebate agreement with DoD in July 2009. These legislative and regulatory changes, including our entering into the retail rebate agreement with DoD, could impact our ability to maximize revenues in the Federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid drug rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues.

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

Product liability and product recalls could harm our business.*

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could result in exacerbation of a patient’s condition, serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. For example, studies and publications suggest that SSRIs, including the active pharmaceutical ingredient in Luvox CR and its immediate release formulation Luvox, may increase the risk of suicidal behavior in adults and adolescents. In addition, the current SSRI products used to treat obsessive compulsive disorder and social anxiety disorder, particularly those formulated for immediate release, all have significant adverse side effects. Side effects associated with SSRIs include sexual dysfunction, adverse drug interaction and risk of hypertension. Xyrem is contraindicated in patients being treated with sedative hypnotic agents and in patients with succinic semialdehyde dehydrogenase deficiency. It should not be used with alcohol or other CNS depressants. Its label includes many adverse events associated with illicit GHB and with the use of sodium oxybate. In addition, both Xyrem and Luvox CR have boxed warnings in their labels. We expect that the label for JZP-6, if it is approved by the FDA, will also have a boxed warning, and will include adverse events seen in narcolepsy and fibromyalgia trials, as well as post-marketing safety information.

Product liability claims may be brought by individuals seeking relief for themselves or by groups seeking to represent a class. While we have not had to defend against any product liability claims to date, as sales of our products increase, we believe it is likely product liability claims will be made against us. If our JZP-6 product candidate is approved by the FDA, sales of that product could be significantly higher than those of Xyrem or Luvox CR, or both, which makes product liability claims more likely. We cannot predict the frequency, outcome or cost to defend any such claims.

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

Risks Relating to Our Financial Condition

We have a history of net losses, and, if we are to grow our business in the future, we will need to commit substantial resources, which could result in future losses.*

We have incurred significant net losses since our inception in 2003, and although we reported both operating income and cash generated from operations in recent quarters, we reported net losses for the three and six months ended June 30, 2010 and we may incur net losses in the future. To grow our business in the future, we will need to commit substantial resources to costly and time-consuming product development and clinical trials of our product candidates and significant funds to our commercial operations. Our future capital requirements will depend on many factors, including:

•

the amount of sales and other revenues from our commercial products, including selling prices for products that we may begin selling and price increases for our current products, and whether or not there is generic competition;

•	market acceptance of and the number of prescriptions written for our products and competition;

•	selling and marketing costs associated with our products in the United States;

•	the timing of potential receipt of FDA approval of JZP-6 and its potential commercialization;

•	revenues from current and potential future development and/or commercial collaboration partners, in particular our current partnership with UCB;

•

the scope, rate of progress, results and costs of our preclinical studies and clinical trials, including our Phase IV clinical trial commitment to the FDA for Luvox CR (if we are not released by the FDA from that commitment), and other research and development activities;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing and maintaining clinical and commercial supplies of our product candidates and products and our reliance on sole source suppliers;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	payments of milestones to third parties;

•	increased expenses associated with our current employees and new employees hired to support our continued growth;

•	the cost of investigations, litigation and/or settlements related to regulatory activities;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire, in-license or invest in new businesses, products or product candidates;

•	changes in laws and regulations, including, for example, the recently enacted comprehensive health care reform legislation; and

•	our ability to utilize our net operating loss carryforwards to offset potential future taxable income and related income taxes.

Our operations have, until very recently, generated negative cash flows, and, if our cash flow estimates are incorrect, we may be required to secure additional funding, scale back our operations, reduce our headcount, and/or discontinue some of our activities, which could negatively affect our business and prospects.*

Although we have generated cash from our operations in recent quarters, we may not be able to sustain or increase our cash from operations on a quarterly or annual basis. While we believe that our existing cash balances, cash we expect to generate from operations, and cash we expect to have under our revolving credit facility will be sufficient to fund our operations and meet all of our existing obligations for the foreseeable future, we cannot assure you that this belief is correct. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses. We cannot predict with certainty the level of our product sales. Our assumptions may prove to be wrong or other factors may adversely affect our business, and in that case we could exhaust or significantly limit our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.

Our ability to raise additional funds will depend, among other things, on the capital markets and our financial condition at such time. Any additional funds we may raise could be on terms that are not favorable to us and may be dilutive to existing stockholders. If product sales do not meet our expectations and we cannot raise additional funds, we may need to reduce our expenditures, which could negatively affect our business and prospects.

The terms of our new credit facility could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

The terms of our new credit agreement include, and any future indebtedness may include, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The terms of the new credit agreement include operating covenants restricting, among other things, our ability to:

•	incur additional indebtedness and liens;

•	effect mergers, consolidations and other fundamental changes

•	dispose of significant assets or enter into sale-leaseback transactions;

•	pay dividends or make other restricted payments;

•	make loans advance or other investments; and

•	enter into transactions with affiliates.

In addition, the terms of the credit agreement include financial covenants requiring us, among other things, to

•	maintain a certain consolidated fixed charge coverage ratio;

•	maintain a certain leverage ratio; and

•	maintain, as at the end of each month, beginning with the month ended September 30, 2010 through March 31, 2011, certain liquidity.

Our failure to comply with any of these covenants could result in a default under the terms of the credit agreement, which could permit the lenders to declare all or part of the outstanding borrowings to be immediately due and payable. If our outstanding borrowings were to be accelerated, we may not have sufficient funds to repay those borrowings, and any such acceleration would have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of secured debt, which matures in June 2013.*

Although we have significantly reduced the total amount of our outstanding debt through the repayment of our senior secured notes and the execution of our new credit agreement, as of June 30, 2010, we had borrowed $57.4 million under our new credit agreement, all of which is secured by a first lien and security interest in substantially all of our assets. These borrowings, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

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

Our ability to use our net operating losses to offset potential future taxable income and related income taxes that would otherwise be due could be limited or lost entirely, which could materially and adversely affect our business, financial condition, and results of operations, if we do not generate taxable income in a timely manner or if an “ownership change” pursuant to Section 382 of the Internal Revenue Code is triggered.

We have significant net operating loss carryforwards, or NOLs. Our ability to use our NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty whether or when, we will generate sufficient taxable income to use our NOLs. In addition, even if we generate taxable income, realization of our NOLs to offset potential future taxable income and related income taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur if, during a three-year period, the percentage ownership of our company by 5% shareholders or shareholder groups, as defined in the Code, increases by 50% or more. If we generate taxable income, the loss of some or all of our NOLs could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Effective July 7, 2009, we entered into an NOL preservation lock-up agreement with most of our significant stockholders that restricts transferability of all of the shares of our common stock held by the stockholders who entered into the agreement until June 2011, unless terminated earlier under certain circumstances, in order to reduce the risk that we will undergo an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code prior to that time. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties. Although the NOL preservation lock-up agreement and 5% shareholder limitation are intended to reduce the risk of such an “ownership change,” we cannot assure you that such an ownership change will not occur. In addition, we have not requested a ruling from the Internal Revenue Service, or IRS, regarding whether we have not experienced an “ownership change” since 2005, and, therefore, we have not established whether the IRS agrees with us that our NOLs have been effectively preserved for purposes of Section 382 of the Internal Revenue Code.

Risks Relating to Our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.*

Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Our common stock has historically had a very low average trading volume, and our stockholders may not be able to sell any or all of their holdings quickly or at all. The price of our stock has also fluctuated significantly since the beginning of 2009, and we cannot predict if it will continue to do so. In addition, the stock market in general, including the market for life sciences companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

The following factors, in addition to other risks described herein, may have a significant effect on our common stock market price:

•	the level of Xyrem and Luvox CR sales in the United States;

•	conditions or trends in the pharmaceutical industry, the credit and financial markets or the United States and worldwide economy in general;

•	the failure or delay by the DEA in providing sufficient quotas for sodium oxybate, Xyrem or JZP-6;

•	the success of our development efforts and clinical trials;

•

announcement of FDA approval or non-approval of our product candidates, including JZP-6, or specific label indications for their use, or delays in the FDA review process, or a negative outcome of our upcoming FDA Advisory Committee meeting;

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

•

changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements and changes as a result of the recently enacted comprehensive healthcare reform legislation;

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

Future sales of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. As of August 2, 2010, we had 38,855,799 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144, the restrictions under our NOL preservation lock-up agreement, and the restrictions in the lock-up agreements entered into with the underwriter of our May 2010 public offering which expire on August 28, 2010.

As of August 2, 2010, the holders of up to approximately 18,312,159 shares of common stock, based on shares outstanding as of that date, including 785,728 shares underlying outstanding warrants, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders in June 2007. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If in the future we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. We also entered into a registration rights agreement pursuant to which we filed a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the issuance of senior secured notes that were repaid in June 2010. In addition, we have filed registration statements on Form S-8 under the Securities Act to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

We entered into a committed equity financing facility, or CEFF, in May 2008 with Kingsbridge Capital Limited, or Kingsbridge, which we amended in November 2009. The perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF in the future may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. We have not drawn down funds and have not issued shares of our common stock under the CEFF with Kingsbridge. Because our ability to draw down amounts under the CEFF is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $75 million available to us under the CEFF. In addition, although the CEFF provides for our ability to draw down amounts of up to $75 million, there is a limit on the maximum number of shares of common stock we can issue to Kingsbridge. Since we would issue shares of our common stock at a discount of up to 9.5% from the then average price of our common stock if we were to draw down amounts under the CEFF, even if we were able to issue the maximum number of shares provided for under the CEFF to Kingsbridge, the aggregate proceeds to us could be substantially less than $75 million. If we were to draw down funds under the CEFF and Kingsbridge acquires shares in connection with a drawdown, there are no restrictions on its ability to sell those shares or engage in other transactions that could put downward pressure on the price of our common stock. If we sell shares to Kingsbridge under the CEFF, they will be issued at a discount from the average price of our common stock. This will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and could further decrease our share price. The CEFF expires in December 2012.

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

As of August 2, 2010, our executive officers and directors, together with the stockholders with which our executive officers and directors are affiliated or associated, beneficially owned approximately 56.0% of our capital stock, of which approximately 4.6% was beneficially owned by our executive officers. Accordingly, our executive officers and directors, together with their respective affiliates or associates, are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.*

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and, beginning with our annual report on Form10-K for the fiscal year ending December 31, 2010, to allow our independent registered public accounting firm to issue a report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively.

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

We have never declared or paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.*

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently plan to invest all available funds and future earnings in the development and growth of our business and in the payment of our obligations. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant (incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended (incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5A	Form of Common Stock Warrant of the Registrant (incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5B†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5C	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein (incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008 (incorporated herein by reference to exhibit 4.6A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited (incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

Exhibit Number	Description of Document

4.6C	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited (incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009)

4.7	Form of Registered Direct Common Stock Warrant (incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.8 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009 (incorporated herein by reference to exhibit 4.9A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.9B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

10.54†	Supply Agreement, dated as of April 1, 2010, by and between the Registrant and Siegfried (USA) Inc. (incorporated herein by reference to exhibit 10.54 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on May 6, 2010)

10.56	Senior Secured Credit Facilities Credit Agreement, dated as of June 28, 2010, among the Registrant, JPI Commercial, LLC, the several lenders from time to time parties thereto and Silicon Valley Bank, as Administrative Agent (incorporated herein by reference to exhibit 10.56 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 1, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2010

Jazz Pharmaceuticals, Inc.
(Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Kathryn E. Falberg
Kathryn E. Falberg
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007)

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007)

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009)

4.4A	Form of Series BB Preferred Stock Warrant of the Registrant (incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-1 (File No. 333-141164), as filed with the SEC on March 9, 2007)

4.4B	Form of Series BB Preferred Stock Warrant of the Registrant, as amended (incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5A	Form of Common Stock Warrant of the Registrant (incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5B†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008)

4.5C	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein (incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009)

4.6A	Warrant issued to Kingsbridge Capital Limited, dated May 7, 2008 (incorporated herein by reference to exhibit 4.6A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

4.6B	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited (incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008)

Exhibit Number	Description of Document

4.6C	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited (incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009)

4.7	Form of Registered Direct Common Stock Warrant (incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008)

4.8	NOL Preservation Lock-Up Agreement, effective as of July 7, 2009, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.8 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009 (incorporated herein by reference to exhibit 4.9A in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

4.9B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.9B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009)

10.54†	Supply Agreement, dated as of April 1, 2010, by and between the Registrant and Siegfried (USA) Inc. (incorporated herein by reference to exhibit 10.54 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on May 6, 2010)

10.56	Senior Secured Credit Facilities Credit Agreement, dated as of June 28, 2010, among the Registrant, JPI Commercial, LLC, the several lenders from time to time parties thereto and Silicon Valley Bank, as Administrative Agent (incorporated herein by reference to exhibit 10.56 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 1, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.