Form 10-Q
period 2011-06-30
JAZZ PHARMACEUTICALS INC
filed 2011-08-03
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of July 25, 2011, 41,739,279 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

JAZZ PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

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

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$102,396	$44,794
Restricted cash	—	400
Accounts receivable, net of allowances of $293 and $482 at June 30, 2011 and December 31, 2010, respectively	24,999	22,081
Inventories	4,736	5,046
Prepaid expenses	3,575	1,858
Other current assets	382	279

Total current assets	136,088	74,458
Property and equipment, net	647	690
Intangible assets, net	18,309	22,033
Goodwill	38,213	38,213
Other long-term assets	152	335

Total assets	$193,409	$135,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$4,000	$7,350
Accounts payable	4,665	3,049
Accrued liabilities	26,713	23,572
Current portion of long-term debt	32,693	16,064
Purchased product rights liability	4,750	4,500
Liability under government settlement	7,130	4,128
Deferred revenue	1,366	1,273

Total current liabilities	81,317	59,936

Deferred rent	12	82
Deferred revenue, non-current	8,484	9,053
Purchased product rights liability, non-current	2,000	4,500
Liability under government settlement, non-current	—	6,978
Long-term debt, less current portion	—	24,629
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	521,429	505,413
Accumulated deficit	(419,837)	(474,866)

Total stockholders’ equity	101,596	30,551

Total liabilities and stockholders’ equity	$193,409	$135,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$63,464	$39,528	$113,367	$73,811
Royalties	819	674	1,512	1,279
Contract revenues	284	284	569	569

Total revenues	64,567	40,486	115,448	75,659

Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	3,370	2,802	6,179	5,684
Selling, general and administrative	22,094	17,096	42,005	33,886
Research and development	3,382	7,962	7,077	14,177
Intangible asset amortization	1,862	2,044	3,724	4,101

Total operating expenses	30,708	29,904	58,985	57,848

Income from operations	33,859	10,582	56,463	17,811
Interest income and other, net	2	4	2	6
Interest expense (including $255 and $570 for the three and six months ended June 30, 2010, respectively, pertaining to a related party)	(659)	(4,687)	(1,436)	(10,454)
Loss on extinguishment of debt (including $701 pertaining to a related party)	—	(12,287)	—	(12,287)

Net income (loss)	$33,202	$(6,388)	$55,029	$(4,924)

Net income (loss) per share:
Basic	$0.81	$(0.18)	$1.35	$(0.15)

Diluted	$0.71	$(0.18)	$1.19	$(0.15)

Weighted-average common shares used in computing net income (loss) per share:
Basic	41,209	35,423	40,788	33,428

Diluted	46,601	35,423	46,238	33,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$55,029	$(4,924)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	189	525
Amortization of intangible assets	3,724	4,101
Loss on disposal of property and equipment	15	—
Stock-based compensation expense	6,563	3,792
Long-term debt, non-cash interest expense	394	1,923
Loss on extinguishment of debt	—	12,287
Changes in assets and liabilities:
Accounts receivable	(2,918)	(1,782)
Inventories	352	(982)
Prepaid expenses and other current assets	(1,820)	(512)
Other assets	121	(159)
Accounts payable	1,616	4,245
Accrued liabilities	3,141	1,608
Deferred revenue	(476)	180
Deferred rent	(70)	44
Liability under government settlement	(3,976)	(2,755)

Net cash provided by operating activities	61,884	17,591

Investing activities
Purchases of property and equipment	(161)	(302)
Purchase of product rights	(2,250)	(2,000)
Decrease in restricted cash and investments	400	2,078

Net cash used in investing activities	(2,011)	(224)

Financing activities
Repayment of senior secured notes (including $6,816 paid to a related party)	—	(119,496)
Payments of debt extinguishment costs (including $484 paid to a related party)	—	(8,484)
Proceeds from offerings of common stock, net of issuance costs	—	57,119
Proceeds from term loan, net	—	48,688
Repayment of term loan	(8,332)	—
Proceeds from employee stock purchases, exercise of stock options and warrants	9,411	834
Net repayments under revolving credit facilities	(3,350)	(2,049)

Net cash used in financing activities	(2,271)	(23,388)

Net increase (decrease) in cash and cash equivalents	57,602	(6,021)
Cash and cash equivalents, at beginning of period	44,794	15,595

Cash and cash equivalents, at end of period	$102,396	$9,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future period. The consolidated financial statements include the accounts of Jazz Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Orphan Medical, LLC and JPI Commercial, LLC after elimination of intercompany transactions and balances.

Significant Risks and Uncertainties

Most of our revenues are derived from sales of one product, Xyrem. Xyrem and its active pharmaceutical ingredient, sodium oxybate, are highly regulated by the U.S. Food and Drug Administration, or FDA, and the U.S. Drug Enforcement Agency, or DEA, and actions by either or both of these agencies could adversely affect sales of Xyrem. Xyrem has a boxed warning, which is the strongest safety warning required by the FDA, and in recent years there has been increasing focus on the safety of pharmaceutical products. During 2010, an abbreviated new drug application, or ANDA, was filed with the FDA by a third party seeking to market a generic form of Xyrem. We have sued that third party for infringement of our patents, and the litigation is ongoing. We cannot predict the timing or outcome of this litigation. If an ANDA for Xyrem is approved and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected.

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

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents and restricted cash. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and issuers of investments to the extent recorded on the balance sheet.

We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors. Customer creditworthiness is monitored and collateral is not usually required. Historically, we have not experienced significant credit losses on our accounts receivable. One customer, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, accounted for 82% and 79% of gross accounts receivable as of June 30, 2011 and December 31, 2010, respectively.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share and diluted net income (loss) per common share are based upon the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding and potentially dilutive common shares outstanding. Basic and diluted net income (loss) per common share is computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$33,202	$(6,388)	$55,029	$(4,924)

Denominator:
Weighted-average common shares outstanding - basic	41,209	35,423	40,788	33,428
Dilutive effect of employee equity incentive and purchase plans	2,821	—	2,844	—
Dilutive effect of warrants	2,571	—	2,606	—

Weighted-average common shares outstanding - diluted	46,601	35,423	46,238	33,428

Net income (loss) per share:
Basic	$0.81	$(0.18)	$1.35	$(0.15)

Diluted	$0.71	$(0.18)	$1.19	$(0.15)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	1,372	3,527	1,016	3,062
Warrants to purchase common stock	—	1,568	—	—

2. Inventories

The components of inventories were as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$2,262	$2,986
Work in process	958	705
Finished goods	1,516	1,355

Totals	$4,736	$5,046

3. Fair Value

Available-for-sale investments consisted of the following (in thousands):

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Money market funds	$46	$46	$25,046	$25,046

		June 30, 2011		December 31, 2010
Available-for-sale investments		$46		$25,046
Cash		102,350		19,748
Restricted cash		—		400

Totals		$102,396		$45,194

Reported as		June 30, 2011		December 31, 2010
Amounts classified as cash and cash equivalents		$102,396		$44,794
Amounts classified as restricted cash		—		400

Totals		$102,396		$45,194

The following table summarizes, by major security type, our available-for-sale investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2011		December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Estimated Fair Value
Money market funds	$46	$46	$25,046	$25,046

The carrying amount and the estimated fair value of our long-term debt were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$32,693	$32,800	$40,693	$40,864

The estimated fair value of our long-term debt was estimated using a discounted cash flow analysis based on our estimated incremental borrowing rates for similar types of borrowing arrangements.

4. Goodwill and Intangible Assets

The gross carrying amount of goodwill was as follows (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$38,213	$38,213

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology - Xyrem	$39,700	$25,100	$14,600	$39,700	$23,014	$16,686
Developed technology - Luvox CR	9,700	6,947	2,753	9,700	5,446	4,254
Trademarks	2,600	1,644	956	2,600	1,507	1,093

Totals	$52,000	$33,691	$18,309	$52,000	$29,967	$22,033

Based on intangible assets recorded as of June 30, 2011, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2011 (remaining portion)	$3,724
2012	5,696
2013	4,445
2014	4,444

Total	$18,309

5. Debt and Financing Obligations

Term Loan and Revolving Credit Facility

On July 1, 2011, we repaid in full the $33.3 million principal amount of our term loan and a prepayment penalty of $0.3 million. As a result of the repayment, in the third quarter of 2011, we expect to record a loss on extinguishment of debt of $1.1 million, which will consist of a $0.8 million non-cash charge related to the write-off of unamortized debt issuance costs and a debt discount and the $0.3 million prepayment penalty. As of June 30, 2011, the carrying amount of the term loan was classified as a current liability.

As of June 30, 2011, $4.0 million was borrowed under our revolving credit facility which bore interest at a variable rate of 3.75%. Borrowing availability under the revolving credit facility is currently $14.4 million.

6. Stockholders’ Equity

Common Stock

The following table presents a summary of shares of our common stock issued and proceeds received (in thousands):

	Six Months Ended June 30, 2011
	Shares issued	Proceeds
Option exercises	821	$6,497
Employee stock purchase plan	260	296
Warrant exercises	338	2,618
Cashless warrant exercises	297	—
Directors deferred compensation plan	13	—

Totals	1,729	$9,411

Comprehensive Income (Loss)

For the three and six months ended June 30, 2011 and 2010, comprehensive income (loss) was equal to net income (loss).

7. Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock units, shares of common stock credited to the directors’ phantom stock accounts and grants under our employee stock purchase plan was classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling, general and administrative	$2,418	$1,344	$4,830	$2,665
Research and development	848	545	1,504	1,010
Cost of product sales	149	71	229	117

Totals	$3,415	$1,960	$6,563	$3,792

Stock Options

The table below shows (i) the number of shares (in thousands) underlying options to purchase shares of our common stock granted to employees, (ii) the weighted-average grant date fair value per share of those stock options and (iii) certain information about the assumptions used in the Black-Scholes option pricing model which was used to estimate the grant date fair value per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares	81	93	1,251	1,351
Weighted-average grant date fair value	$19.00	$6.64	$17.67	$8.17
Black-Scholes option pricing model assumption information:
Weighted-average volatility	71%	88%	74%	84%
Weighted-average expected term (years)	5.6	5.9	5.6	6.1
Range of risk-free rates	1.9-2.6%	2.3-3.1%	1.9-2.7%	2.3-3.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

8. Segment Reporting

We have determined that we operate in one business segment, which is the development and commercialization of specialty pharmaceutical products. The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Xyrem	$56,178	$33,723	$98,956	$62,468
Luvox CR	7,286	5,805	14,411	11,343

Product sales, net	63,464	39,528	113,367	73,811
Royalties	819	674	1,512	1,279
Contract revenues	284	284	569	569

Total revenues	$64,567	$40,486	$115,448	$75,659

The following table presents a summary of total revenues attributed to domestic and foreign sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$62,931	$39,546	$112,830	$73,608
Europe	1,314	936	2,292	2,042
All other	322	4	326	9

Totals	$64,567	$40,486	$115,448	$75,659

The following table presents a summary of total revenues from customers that represent more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Express Scripts	86%	83%	85%	82%

9. Income Tax Expense

During the three and six months ended June 30, 2011, our effective income tax rate was 0%. This rate was lower than the federal statutory rate of 35% due to our application of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income and reflects our utilization of deferred state tax benefits.

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

We have agreed to indemnify our officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2011 and December 31, 2010. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

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

Overview

We are a specialty pharmaceutical company focused on the identification, development and commercialization of pharmaceutical products to meet important unmet medical needs. Since we were founded in 2003, we have built a commercial and development organization. We currently market two products, which generated net product sales of $63.5 million and $113.4 million in the three and six months ended June 30, 2011, respectively: Xyrem (sodium oxybate) is the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy; and Luvox CR (fluvoxamine maleate) is approved for the treatment of obsessive compulsive disorder. We promote these products in the United States through our experienced specialty sales force targeting sleep specialists, neurologists, pulmonologists and psychiatrists.

In the three months and six months ended June 30, 2011, net income was $33.2 million and $55.0 million, respectively, and operating cash flows were $37.4 million and $61.9 million, respectively. Because of our history of losses prior to 2010, we have significant net operating losses with which to offset current and potential future taxable income. We continue to be dependent on sales of Xyrem, which accounted for 87% of our net product sales in the first half of 2011, and our primary focus is to build upon the success of the product. During 2010, an abbreviated new drug application, or ANDA, was filed with the FDA by a third party seeking to market a generic form of Xyrem. We have sued that third party for infringement of our patents, and the litigation is ongoing. We cannot predict the timing or outcome of the litigation. If an ANDA for Xyrem is approved and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected.

We continue to build on the success of our sodium oxybate business by growing sales of Xyrem in its approved indications, continuing to invest in our franchise and enforcing our intellectual property rights. We plan to expand our portfolio of products through a combination of internal development, acquisition and in-licensing. Currently we do not have any product candidates in clinical development. We are continuing the evaluation of the feasibility of our JZP-8 (intranasal clonazepam) program, including the time to FDA approval, development costs and competitive landscape, in order to determine whether or how the program should be continued; we continue to believe that the product candidate could meet an important unmet medical need. We are actively looking for appropriate opportunities to in-license or acquire additional products and product candidates to leverage and expand our commercial and development capabilities.

As of June 30, 2011, we had $102.4 million of cash and cash equivalents, and on July 1, 2011, we repaid in full the $33.3 million principal amount of our term loan and a prepayment penalty of $0.3 million. As a result of the repayment, in the third quarter of 2011, we expect to record a loss on extinguishment of debt of $1.1 million, which will consist of a $0.8 million non-cash charge related to the write-off of unamortized debt issuance costs and a debt discount and the $0.3 million prepayment penalty.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010			2011	2010
	(In thousands)				(In thousands)
Product sales, net	$63,464	$39,528	$23,936	61%	$113,367	$73,811	$39,556	54%
Xyrem	56,178	33,723	22,455	67%	98,956	62,468	36,488	58%
Luvox CR	7,286	5,805	1,481	26%	14,411	11,343	3,068	27%
Royalties	819	674	145	22%	1,512	1,279	233	18%
Contract revenues	284	284	—	0%	569	569	—	0%
Cost of product sales (excluding amortization of acquired developed technology)	3,370	2,802	568	20%	6,179	5,684	495	9%
Selling, general and administrative	22,094	17,096	4,998	29%	42,005	33,886	8,119	24%
Research and development	3,382	7,962	(4,580)	(58%)	7,077	14,177	(7,100)	(50%)
Intangible asset amortization	1,862	2,044	(182)	(9%)	3,724	4,101	(377)	(9%)
Interest income and other, net	2	4	(2)	(50%)	2	6	(4)	(67%)
Interest expense	659	4,687	(4,028)	(86%)	1,436	10,454	(9,018)	(86%)
Loss on extinguishment of debt	—	12,287	(12,287)	N/A (1)	—	12,287	(12,287)	N/A (1)

(1)	Comparison to prior period is not meaningful.

Product Sales, Net

Xyrem product sales increased in the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to price increases and to a lesser extent increases in sales volume of 11.2% and 11.6% in the three and six months ended June 30, 2011, respectively. Luvox CR product sales increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to a combination of sales volume increases and price increases. We expect total product sales to increase significantly in 2011 over 2010.

Royalties

Royalties increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to an increase in sales of Xyrem in Europe by UCB Pharma Limited, or UCB, under a license agreement. We expect modest growth in royalty income in 2011 as compared with 2010.

Contract Revenues

Contract revenues in the three and six months ended June 30, 2011 and 2010 include the recognition of previously deferred upfront payments under our agreement with UCB. These payments are being recognized as contract revenues ratably through 2019, the expected performance period under our agreement with UCB.

Cost of Product Sales

Cost of product sales in the three and six months ended June 30, 2011 compared to the same periods in 2010 was slightly higher primarily due to higher product sales. As a percentage of product sales, costs were 5% in both the three and six months ended June 30, 2011, compared to 7% and 8%, respectively, for the same periods in 2010. This decrease in cost of product sales as a percentage of product sales was primarily due to increases in average selling prices. We expect cost of product sales as a percentage of sales in 2011 to be consistent with the first half of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher in the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to headcount related expenses, including higher stock-based compensation, and, to a lesser extent, higher legal expenses. We expect that selling, general and administrative expenses will be higher in 2011 than in 2010 due to increases in headcount related expenses, stock-based compensation expense, legal expenses associated with protecting our sodium oxybate business and Xyrem marketing and promotional investments.

Research and Development Expenses

Research and development costs were lower in the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to lower spending on development projects. We expect research and development spending in 2011 to be significantly lower than spending in 2010 and to consist primarily of expenses associated with research and development headcount.

Intangible Asset Amortization

Our intangible assets consist primarily of acquired developed technology related to Xyrem and Luvox CR. These assets are amortized on a straight-line basis over their estimated useful lives. We expect that intangible asset amortization expense will be slightly less in 2011 than in 2010.

Interest Income

Interest income was insignificant in the three and six months ended June 30, 2011 and 2010 due to low interest rates.

Interest Expense

Interest expense in 2011 relates primarily to interest on a term loan and, to a small extent, interest on our liability under a 2007 government litigation settlement. Interest expense was lower in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to lower average long-term debt balances and lower average interest rates on our long-term debt. As of June 30, 2011, we had a term loan of $33.3 million principal amount which bore interest at a variable rate of 3.75% compared to long-term debt of $116.5 million we repaid in the three months ended June 30, 2010, which bore interest at a fixed rate of 15%. On July 1, 2011, we repaid in full the $33.3 million principal amount of our term loan. Interest expense for 2011 is expected to be significantly lower than in 2010.

Loss on Extinguishment of Debt

The loss on extinguishment of debt relates to our repayment of long-term debt in the three months ended June 30, 2010 and is comprised of $8.5 million of prepayment premiums and fees, and $3.8 million of non-cash expense related to the write-off of unamortized debt discount and debt issuance costs. In the third quarter of 2011, due to the repayment of our term loan on July 1, 2011, we expect to record a loss on extinguishment of debt of $1.1 million, which will consist of a $0.8 million non-cash charge related to the write-off of unamortized debt issuance costs and a debt discount and a $0.3 million prepayment penalty.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we use the non-GAAP measures adjusted net income and adjusted net income per diluted share as shown in the table below. These measures exclude the following: revenue related to upfront and milestone payments, amortization of intangible assets, stock-based compensation, non-cash interest expense associated with a debt discount and debt issuance costs and a loss on extinguishment of debt in 2010. We believe these non-GAAP financial measures are helpful in understanding our past financial performance and our potential future results. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. In addition, we believe that the use of these non-GAAP measures enhances the ability of investors to compare our results both from period to period. Adjusted net income and adjusted net income per diluted share, as used by us, may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies.

A reconciliation of GAAP net income (loss) to adjusted net income, a non-GAAP financial measure, and related per share amounts is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP net income (loss)	$33,202	$(6,388)	$55,029	$(4,924)
Add:
Intangible asset amortization	1,862	2,044	3,724	4,101
Stock-based compensation expense	3,415	1,960	6,563	3,792
Non-cash interest expense	188	873	394	1,923
Loss on extinguishment of debt	—	12,287	—	12,287
Deduct:
Contract revenues	(284)	(284)	(569)	(569)

Adjusted net income	$38,383	$10,492	$65,141	$16,610

GAAP net income (loss) per diluted share	$0.71	$(0.18)	$1.19	$(0.15)

Adjusted net income per diluted share	$0.82	$0.28	$1.41	$0.46

Shares used in computing GAAP net income (loss) per diluted share	46,601	35,423	46,238	33,428
Shares used in computing adjusted net income per diluted share	46,601	38,142	46,238	36,447

Liquidity and Capital Resources

In the first half of 2011, we generated cash flows from operations of $61.9 million, and as of June 30, 2011, we had cash and cash equivalents of $102.4 million. On July 1, 2011, we repaid in full the $33.3 million principal amount of our term loan and a prepayment penalty of $0.3 million. We believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the heading “To grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.

We currently have borrowing availability of $14.4 million under a revolving credit facility provided by our credit agreement. As of June 30, 2011, we had borrowed $4.0 million under the revolving credit facility which was repaid in July 2011. The average daily amount outstanding under our revolving credit facility during the six months ended June 30, 2011 was $0.7 million, interest on which was payable at a variable rate of 3.75% for most of that period. The facility has a commitment fee payable on the undrawn amount which is currently 0.5% per annum.

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

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$61,884	$17,591
Net cash used in investing activities	(2,011)	(224)
Net cash used in financing activities	(2,271)	(23,388)

Net increase (decrease) in cash and cash equivalents	$57,602	$(6,021)

Net cash provided by operating activities during the six months ended June 30, 2011 and 2010 primarily reflected net income (loss), adjusted for non-cash items including depreciation, amortization, non-cash interest expense, stock-based compensation expense, changes in working capital and scheduled payments related to the settlement of government litigation and a loss on the extinguishment of the senior secured debt in 2010.

Net cash used in investing activities during the six months ended June 30, 2011 and 2010 primarily related to scheduled payments under our agreement for the rights to market Luvox CR and to a lesser extent purchases of property and equipment partially offset by releases of restricted cash.

Net cash used in financing activities during the six months ended June 30, 2011 included two scheduled principal repayments of our term loan and net repayments of our revolving credit facility, partially offset by proceeds from employee stock option exercises and warrant exercises. Net cash used in financing activities during the six months ended June 30, 2010 was due to the repayment of $119.5 million principal amount of the senior secured debt and $8.5 million of related prepayment penalties and fees and a net repayment of $2.0 million of our revolving credit facilities, partially offset by proceeds of $57.1 million from a common stock offering and borrowings of $48.7 million under a term loan.

Critical Accounting Policies and Significant Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in determining the amounts to be deducted from gross revenues, in particular estimates of government rebates, which include Medicaid and TRICARE rebates, and estimated returns of Luvox CR. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, the determination of excess and obsolete inventory, stock-based compensation, accrued expenses and income taxes. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.

Our critical accounting policies and significant estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 have not changed substantially.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans, expectations and projections regarding our financial position, results of operations, cash flows, market position, acquisition and in-licensing opportunities and efforts, product candidate development, product approvals and other regulatory matters, sales efforts, expenses, performance or results of current products, the outcome of contingencies such as legal proceedings, and future financial results, all of which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them from time to time. We have included important factors in the cautionary statements included in this report, particularly under Part II Item 1A. “Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

During the six months ended June 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Agency, or DEA, to satisfy our needs for Xyrem;

•	any supply or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•	changed or increased regulatory restrictions, including changes to our risk management program for Xyrem;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	changes to our label, including our boxed warning, that further restrict how we market and sell Xyrem; and

•	continued acceptance of Xyrem as safe and effective by physicians and patients.

These and the other risks described in these risk factors related to Xyrem product sales could have a material adverse effect on our ability to maintain or increase sales of Xyrem.

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

On October 18, 2010, we received notice from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. If the application is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Additional ANDAs could also be filed requesting approval to market generic forms of Xyrem; if those applications for generics were approved and the generics were launched, sales of Xyrem would further decrease.

Roxane has sent us Paragraph IV certifications with respect to our patents listed in the FDA’s approved drug products with therapeutic equivalence evaluation documents, or Orange Book, covering Xyrem for the treatment of cataplexy and excessive daytime sleepiness in patients with narcolepsy. A Paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. The FDA will not approve an ANDA for a generic form of a product unless the submitting manufacturer either files a Paragraph IV certification with respect to the patents listed in the FDA’s Orange Book for that product or all of those patents expire. We have sued Roxane, but we cannot assure you that the lawsuit will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.

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

Under the risk management plan, all of the Xyrem that we sell in the United States must be shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under the Xyrem risk management program is cumbersome. While we have an agreement with the central pharmacy for Xyrem, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or ESSDS, through June 2015, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the risk management plan approved by the FDA. Transitioning to a new central pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, and/or result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We depend on ESSDS to conduct many required activities under the Xyrem risk management plan, including making regular contacts, generally by telephone, with Xyrem patients and physicians’ offices. Among other requirements, ESSDS is required to report to us, under a standard procedure, information related to any adverse events of which it becomes aware. In late April 2011 we learned that deaths of patients who had been prescribed Xyrem between 2003 and 2010 had not always been reported to us in accordance with that procedure. As a result, these cases were not reported to the FDA as required. In May 2011, we reported all of the previously unreported cases that we and ESSDS had identified to the FDA, within 15 days after we learned of them. While we believe that we and ESSDS have identified all unreported cases and reported them to the FDA, we cannot assure you that this is the case.

The information provided to us does not specify the cause of death in most cases, and as a result we cannot be certain whether any, or how many, of the cases are related to Xyrem, and we may not be able to obtain such information. We are continuing to attempt to gather additional information about the deaths of patients who have been prescribed Xyrem, which we have discussed with the FDA, and we plan to provide the FDA with additional information we gather. As a result of our review to date, we believe that the adjusted annual all-cause mortality rate has been consistent since the product’s launch and that it does not constitute a new safety signal for Xyrem. We cannot assure you that additional information we may learn will not modify our current assessment, that the FDA will agree with this assessment or that the FDA will not issue a warning letter, open an evaluation based on the FDA’s Adverse Event Reporting System database, require changes to Xyrem’s label or take or require us to take other actions that could be costly or time-consuming and/or negatively affect the commercial success of Xyrem. We cannot assure you that regulatory authorities in other countries where Xyrem is sold will not take similar actions.

In early May 2011 we received a Form 483, as a result of an FDA inspection, which included the inspector’s observations concerning our adverse event reporting system. That document discussed the failure to report certain cases of deaths of patients who were prescribed Xyrem, as discussed above, and also noted deficiencies in certain of our drug safety procedures. We have taken specific steps to correct the deficiencies noted in the Form 483, and we are continuing to strengthen our procedures and take appropriate corrective actions to address all of the matters covered in the Form 483. We cannot assure you that we will not receive a warning letter from FDA relating to the matters covered by the Form 483.

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

If we are not able to maintain or increase sales of Luvox CR in the near term, it could have an adverse effect on our results of operations.*

While Luvox CR product sales increased in 2010 compared to 2009, and we expect Luvox CR sales growth in 2011 as compared to 2010, we cannot assure you that Luvox CR sales will continue to grow.

In May 2011, we received the FDA approval to remove the social anxiety disorder, or SAD, indication from the Luvox CR label, as a result of a labeling supplement we filed with the FDA in April 2010 requesting that removal. We are implementing the update to our Luvox CR labeling in accordance with the FDA approval. Although we have not been promoting Luvox CR for SAD since April 2010, we cannot assure you that the removal of the SAD indication from the Luvox CR label will not have a negative impact on our Luvox CR product sales.

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

The availability of our products for commercial sale depends upon our ability to procure the ingredients, packaging materials and finished products we need. If one of our suppliers or product manufacturers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to qualify a new supplier or manufacturer. The loss of one of our suppliers or product manufacturers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the active pharmaceutical ingredient or product manufacturing process. We believe that it could take as long as two years to qualify a new supplier or manufacturer, and we may not be able to obtain active pharmaceutical ingredients, packaging materials or finished products from new suppliers or manufacturers on acceptable terms and at reasonable prices, or at all. Should we lose either an active pharmaceutical ingredient supplier or a product manufacturer, we could run out of salable product to meet market demands or investigational product for use in clinical trials while we wait for FDA approval of a new active pharmaceutical ingredient supplier or product manufacturer. For Xyrem or sodium oxybate, any new supplier or manufacturer would also need to be registered with the DEA and obtain a DEA quota. In addition, the FDA must approve suppliers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products, as well as suppliers of finished products. The qualification of new suppliers and manufacturers could potentially delay the manufacture of our products and product candidates and result in shortages in the marketplace or for our clinical trials, or both, particularly since we do not have secondary sources of supply of the active pharmaceutical ingredient or backup manufacturers for our products and product candidates. For example, in 2010 we entered into an agreement with a new supplier for sodium oxybate, Siegfried (USA) Inc., or Siegfried. While we expect Siegfried to be approved by the FDA as a supplier later in 2011, we cannot be certain this will occur. If there are delays in qualifying the new manufacturer or the new manufacturer is unable to obtain a sufficient quota from the DEA, there could be a shortage of Xyrem and sodium oxybate for the marketplace or for use in clinical studies, or both.

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

We depend upon UCB to market and promote Xyrem in many countries outside the United States.*

We have exclusively licensed to UCB Pharma Limited, or UCB, the rights to market and promote Xyrem in 54 countries outside of the United States. In addition, under the terms of our collaboration with UCB, we granted UCB the exclusive right to commercialize JZP-6 (sodium oxybate for the treatment of fibromyalgia), which UCB would market under the Xyrem trade name if approved, for the treatment of fibromyalgia in the same territories in which UCB has the right to market and promote Xyrem for patients with narcolepsy. UCB has announced that the European Medicines Agency, or EMA, will not approve JZP-6 for fibromyalgia at this time.

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

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, our predecessor company was investigated for off-label promotion of Xyrem, and, while we were not prosecuted, as part of the settlement we entered into a corporate integrity agreement with the Office of Inspector General, U.S. Department of Health and Human Services with a term extending through mid-2012. The investigation resulted in significant fines and penalties, which we guaranteed and have been paying; the final payment is due in 2012. The corporate integrity agreement requires us to maintain a comprehensive compliance program. In the event of an uncured material breach or deliberate violation, as the case may be, of the corporate integrity agreement or the other definitive settlement agreements we entered into, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution.

We are also subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we commercialize our products. The Federal

Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our manufacturing partners are subject to many of the same requirements, which include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

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

To grow our business over the longer-term, we will need to commit substantial resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We will also need to continue to invest in our commercial operations. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

•	the revenues from our commercial products and the costs of our commercial operations;

•	whether or not there is generic competition for our products;

•	the acquisition and/or licensing cost for any new products and product candidates;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory activities; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.

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

The terms of our credit agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

The terms of our credit agreement include, and any future indebtedness may include, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The terms of our credit agreement include operating covenants restricting, among other things, our ability to: incur additional indebtedness and liens; effect mergers, consolidations and other fundamental changes; dispose of significant assets or enter into sale-leaseback transactions; pay dividends or make other restricted payments; make loans, advances or other investments including acquisitions of companies and products; and enter into transactions with affiliates. In addition, the terms of our credit agreement include financial covenants requiring us, among other things, to: maintain a certain consolidated fixed charge coverage ratio; maintain a certain leverage ratio; and maintain minimum liquidity. While we repaid the term loan under our credit agreement in full in early July 2011, the credit agreement remains in effect and covers revolving credit borrowings we may draw down from time to time. Our failure to comply with any of the covenants in the credit agreement could result in a default under the terms of the credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our ability to use our net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be limited if we do not generate taxable income in a timely manner or if an “ownership change” pursuant to Section 382 of the Internal Revenue Code is triggered.*

We have significant net operating loss carryforwards, or NOLs. Our ability to use our NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. In addition, realization of our NOLs to offset potential future taxable income and related income taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions, based on a calculation related to our market capitalization. An “ownership change” may occur if, during a three-year period, there is a change of 50% or more in the percentage ownership of our company by 5% shareholders or shareholder groups, as defined in the Code. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties. We have not requested a ruling from the Internal Revenue Service, or IRS, regarding whether we have not experienced an “ownership change” since 2005, and, therefore, we have not established whether the IRS agrees with us that our NOLs have been effectively preserved for purposes of Section 382 of the Internal Revenue Code. In July 2009, we entered into an NOL preservation lock-up agreement with most of our significant stockholders that restricted transferability of all of the shares of our common stock held by the stockholders who entered into the agreement in order to reduce the risk that we would undergo an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code during the term of the agreement. By its terms, the NOL preservation lock-up agreement has expired.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. As of July 25, 2011, we had 41,739,279 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.

As of July 25, 2011, the holders of up to approximately 13,161,817 shares of common stock, based on shares outstanding as of that date, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, under an amended and restated investor rights agreement that we entered into with these holders in June 2007. In addition, upon exercise of outstanding options by our executive officers, our executive officers will be entitled to rights under the amended and restated investor rights agreement with respect to registration of the shares of common stock acquired on exercise. If such holders, by exercising their registration rights or otherwise, sell a large number of shares, they could adversely affect the market price for our common stock. If in the future we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights or otherwise, these sales may impair our ability to raise capital. We also entered into a registration rights agreement pursuant to which we filed a registration statement covering the resale of the 562,192 shares underlying the warrants that we issued in connection with the issuance of senior secured notes that were repaid in June 2010. In addition, we have filed registration statements on Form S-8 under the Securities Act to register the shares of our common stock reserved for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

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

As of July 25, 2011, our executive officers and directors, together with the stockholders with which our executive officers and directors are affiliated or associated, beneficially owned approximately 49.1% of our capital stock. Accordingly, our executive officers and directors, together with their respective affiliates or associates, are likely able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our common stock, and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

On May 19, 2011, we issued 32,721 shares of our common stock pursuant to the net exercise of a warrant originally issued to an investor in our Series BB preferred stock financing in 2005. This warrant was exercisable for an aggregate of 49,108 shares of common stock and had an exercise price of $9.34 per share. The number of shares issued upon the exercise of this warrant was reduced by an aggregate of 16,387 shares to effect the net exercise of the warrant in accordance with its terms. In issuing the above-mentioned shares, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.4	Form of Series BB Preferred Stock Warrant of the Registrant, as amended (incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.5A	Form of Common Stock Warrant of the Registrant (incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.5B†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.5C	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein (incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009).

4.6A	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited (incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.6B	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited (incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009).

4.7	Form of Registered Direct Common Stock Warrant (incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008).

4.8A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009 (incorporated herein by reference to exhibit 4.9 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

Exhibit Number	Description of Document

4.8B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 10.88 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.1†	Master Services Agreement, dated April 15, 2011, by and between the Registrant, CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to exhibit 10.2 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2011

Jazz Pharmaceuticals, Inc. (Registrant)

/s/ Bruce C. Cozadd Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kathryn E. Falberg Kathryn E. Falberg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson Karen J. Wilson
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.4 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to exhibit 4.2 in the Registrant’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

4.3A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3A in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.3B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.3C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.3D	Waiver and Amendment Agreement, dated as of July 6, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.3D in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.4	Form of Series BB Preferred Stock Warrant of the Registrant, as amended (incorporated herein by reference to exhibit 4.4B in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.5A	Form of Common Stock Warrant of the Registrant (incorporated herein by reference to exhibit 4.5D in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.5B†	Registration Rights Agreement, dated as of March 17, 2008, by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 4.5E in the Registrant’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.5C	Amendment and Waiver Agreement, dated as of November 10, 2009, by and among the Registrant, JPI Commercial, LLC and the other parties named therein (incorporated by reference to exhibit 4.5F in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 10, 2009).

4.6A	Registration Rights Agreement, dated as of May 7, 2008, by and between the Registrant and Kingsbridge Capital Limited (incorporated herein by reference to exhibit 4.6B in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.6B	Amendment Agreement No. 1, dated as of November 20, 2009, by and between the Registrant and Kingsbridge Capital Limited (incorporated by reference to exhibit 4.6C in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on November 23, 2009).

4.7	Form of Registered Direct Common Stock Warrant (incorporated herein by reference to exhibit 4.7 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 16, 2008).

4.8A	Form of Common Stock Warrant of the Registrant issued on July 7, 2009 (incorporated herein by reference to exhibit 4.9 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

Exhibit Number	Description of Document

4.8B	Investor Rights Agreement, dated July 7, 2009 by and between the Registrant and the other parties named therein (incorporated herein by reference to exhibit 10.88 in the Registrant’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.1†	Master Services Agreement, dated April 15, 2011, by and between the Registrant, CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to exhibit 10.2 in the Registrant’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.