Form 10-K/A
period 2011-12-31
Jazz Pharmaceuticals plc
filed 2012-04-27
CIK 1232524

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

On January 18, 2012, all of the issued and outstanding shares of the Jazz Pharmaceuticals, Inc.’s common stock, par value $0.0001 per share, were canceled and automatically converted into and became the right to receive ordinary shares, nominal value $0.0001 per share, of the registrant. As of April 18, 2012, a total of 56,614,232 ordinary shares, nominal value $0.0001 per share, of Jazz Pharmaceuticals plc were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File Number (001-33500)), or the 10-K, as filed by the registrant on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission, or the SEC, on February 28, 2012. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for the registrant’s 2012 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 28, 2012) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC, including the separate Annual Report on Form 10-K that covers the last full fiscal year of Azur Pharma Public Limited Company, or Azur Pharma, and includes the historical financial statements of Azur Pharma, which was filed by the registrant under Azur Pharma’s initial Commission File Number (333-177528).

As discussed in the Explanatory Note in the 10-K, the registrant is deemed to be the successor to Jazz Pharmaceuticals, Inc. pursuant to Rule 12g-3(a) under the Exchange Act. In accordance with Rule 12g-3(g) under the Exchange Act, the 10-K and this Amendment cover the last full fiscal year of Jazz Pharmaceuticals, Inc. and contain information that would be required if filed by Jazz Pharmaceuticals, Inc. The 10-K and this Amendment also cover information regarding the registrant, as successor to Jazz Pharmaceuticals, Inc., following the merger described below.

The registrant is an Irish public limited company that was formerly named Azur Pharma. Pursuant to an Agreement and Plan of Merger and Reorganization, or Merger Agreement, dated as of September 19, 2011, as amended, a wholly-owned subsidiary of the registrant merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of the registrant. The merger was consummated on January 18, 2012. Pursuant to the Merger Agreement, the registrant changed its name to Jazz Pharmaceuticals Public Limited Company (referred to herein as Jazz Pharmaceuticals plc), and each share of the common stock of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive one ordinary share of the registrant. The registrant’s ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “JAZZ,” as the Jazz Pharmaceuticals, Inc. common stock prior to the merger. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations.

Unless otherwise indicated or the context otherwise requires, all references in this Amendment to “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc., except that all such references prior the effective time of the merger are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger. The historical financial information set forth in this report, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of Jazz Pharmaceuticals, Inc. prior to the merger.

JAZZ PHARMACEUTICALS PLC

2011 ANNUAL REPORT ON FORM 10-K

Amendment No. 1

(filed on behalf of and as successor to Jazz Pharmaceuticals, Inc.)

Unless otherwise indicated or the context otherwise requires, all references herein to “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc., except that all such references prior the effective time of the merger described below are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger described below. The historical financial information set forth in this report, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of Jazz Pharmaceuticals, Inc. prior to the merger.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

On January 18, 2012, Azur Pharma and Jazz Pharmaceuticals, Inc. completed a merger transaction, or the merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly-owned subsidiary. In the merger, all outstanding shares of Jazz Pharmaceuticals, Inc.’s common stock were canceled and converted into the right to receive, on a one-for-one basis, our ordinary shares. Our ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “JAZZ,” as the Jazz Pharmaceuticals, Inc. common stock prior to the merger. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the merger is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. We are also considered to be the successor to Jazz Pharmaceuticals, Inc. for certain purposes under both the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to our board of directors and executive officers, which, except as noted, provides information with respect to our company following the merger, as successor to Jazz Pharmaceuticals, Inc.

Our Board of Directors

Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the initial Class I directors will terminate on the date of our 2012 annual general meeting of shareholders; the term of the initial Class II directors will terminate on the date of our 2013 annual general meeting of shareholders; and the term of the initial Class III directors will terminate on the date of our 2014 annual general meeting of shareholders. At each annual general meeting of shareholders, beginning in 2012, successors to the class of directors whose term expires at that annual general meeting will be elected for a three-year term.

Effective upon or in connection with the consummation of the merger, the following individuals, each of whom served as a member of Jazz Pharmaceuticals, Inc.’s board of directors as of immediately prior to the merger, were elected to our board of directors: Bryan C. Cressey, Kenneth W. O’Keefe and Alan M. Sebulsky were appointed as Class I directors; Paul L. Berns and Patrick G. Enright were appointed as Class II directors; and Bruce C. Cozadd, James C. Momtazee and Rick E Winningham were appointed as Class III directors. Seamus Mulligan, who served on Azur Pharma’s board of directors, remained as a member of our board of directors and was appointed as a Class II director in connection with the merger. In addition, effective upon consummation of the merger, the persons who served as executive officers of Jazz Pharmaceuticals, Inc. as of immediately prior to the merger became our executive officers.

The following is a brief biography of each member of our board of directors, as of April 18, 2012, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.

Class I Directors Continuing in Office Until the 2012 Annual General Meeting

Bryan C. Cressey, age 62, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2006 until the merger. Since 2007, he has been a Partner of Cressey and Company, LLC, and since 1998, he has been a Partner of Thoma Cressey Bravo, Inc., both private equity firms of which he is a founder. Mr. Cressey serves as the Chairman of the board of directors of Belden, Inc., a networking cable technology company, and on the boards of Select Medical Corporation, a healthcare services company, and several privately-held healthcare services companies. He received a B.A. from the University of Washington, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. As the founder of the health care focused private equity firm Cressey and Company, LLC and board member of several health care companies, Mr. Cressey brings to our board of directors many years of experience and expertise as an investor in and advisor to companies in the health care sector.

Kenneth W. O’Keefe, age 45, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the merger. Since 1997, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. He serves on the boards of several privately held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of the private equity firm Beecken Petty O’Keefe, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the health care industry. As Chair of our audit committee and the chair of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors for several years, Mr. O’Keefe has detailed knowledge of our financial position and financial statements.

Alan M. Sebulsky, age 53, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the merger. Since 2003, he has served as a Managing Partner of Apothecary Capital LLC, an investment advisory firm. From 1994 to 2002, he held various positions, most recently as a Managing Director, at Lincoln Capital Management, a private investment management firm, where he was responsible for investments in the health care industry. He received a B.B.A. and an M.S. from the University of Wisconsin, Madison. In the past five years, he served as a director of Arrow International. Mr. Sebulsky brings to our board of directors the perspectives of a former Wall Street healthcare stock analyst and an investor who actively follows the health care industry and manages a dedicated healthcare investment fund.

Class II Directors Continuing in Office Until the 2013 Annual General Meeting

Paul L. Berns, age 45, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the merger. Since March 2006, he has served as the President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns has been a director of XenoPort, Inc. since 2005. Mr. Berns received a B.S. in Economics from the University of Wisconsin. Mr. Berns’ experience as Chief Executive Officer of Allos Therapeutics and Bone Care International provides significant management expertise and industry knowledge to our board of directors.

Patrick G. Enright, age 50, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the merger. Since 2006, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience, beginning his career more than 25 years ago at Sandoz (now Novartis). He currently serves on the boards of directors of Corcept Therapeutics Incorporated, a pharmaceutical company, and several privately held companies. In the past five years he also served as a director of Threshold Pharmaceuticals, Sequenom Inc., and Valentis, Inc. Mr. Enright received a B.S. from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. As a venture capital investor focused on life science companies and someone who has worked in the pharmaceutical industry, Mr. Enright brings to our board of directors both operating experience and financial expertise in the life sciences industry.

Seamus Mulligan, age 51, has served as a member of our board of directors since the merger and was a founder and principal investor of Azur Pharma. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the merger. Mr. Mulligan has served as our Chief Business Officer, International Business Development since the merger. From 1984 until 2004, he held various positions with Elan Corporation, a pharmaceutical company, most recently as its Executive Vice President, Business and Corporate Development. Previously at Elan Corporation, he held the roles of President, Elan Pharmaceutical Technologies, the drug delivery division of Elan, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan is Chairman and owner of Circ Pharma Limited and its subsidiaries, a development stage group. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc(Pharm) and M.Sc from Trinity College, Dublin, Ireland. As a founder of Azur Pharma and a senior executive of Elan Corporation for 20 years, Mr. Mulligan brings his expertise in business development and deep knowledge of the pharmaceutical industry to our board of directors.

Class III Directors Continuing in Office Until the 2014 Annual General Meeting

Bruce C. Cozadd, age 48, has served as our Chairman and Chief Executive Officer since the merger. He was a co-founder and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. Mr. Cozadd serves as a member of both our and Jazz Pharmaceuticals, Inc.’s board of directors. He also served on Jazz Pharmaceuticals, Inc.’s board of directors prior to the merger. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company now owned by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biopharmaceutical company, Threshold Pharmaceuticals, a biotechnology company, and The Nueva School and Stanford Hospital and Clinics, both non-profit organizations. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.

James C. Momtazee, age 40, has served as a member of our board of directors since January 19, 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the merger. He is a member of KKR Management LLC, the general partner of KKR & Co. L.P., and he has been employed by Kohlberg Kravis Roberts & Co. L.P., or KKR, since 1996. Funds affiliated with KKR are our largest shareholders. He serves on the boards of directors of HCA Inc., a healthcare services company, and Accellent Inc., a manufacturing and engineering services company. In the past five years he also served as a director of Alliance Imaging. He received an A.B. from Stanford University and an M.B.A. from the Stanford Graduate School of Business. As a Member of KKR and a board member of other health care companies, Mr. Momtazee brings to our board of directors significant expertise in financing and financial matters, including expertise and experience in structuring complex financial transactions and a broad understanding of the market related to those transactions.

Rick E Winningham, age 52, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the merger. Since 2001, he has served as the Chief Executive Officer and a member of the board of directors of Theravance, Inc., a biopharmaceutical company, and in April 2010, he was appointed Chairman of the board of directors of Theravance. From 1997 to 2001, he served as the President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. He is a member of the External Advisory Board for the College of Business and Administration and Business Hall of Fame at Southern Illinois University. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of April 18, 2012:

Name	Age	Position
Bruce C. Cozadd	48	Chairman and Chief Executive Officer
Russell J. Cox	48	Executive Vice President and Chief Commercial Officer
Kathryn E. Falberg	51	Executive Vice President and Chief Financial Officer
Suzanne Sawochka Hooper	46	Executive Vice President and General Counsel
Jeffrey K. Tobias, M.D.	57	Executive Vice President, Research and Development and Chief Medical Officer
Karen J. Wilson	48	Vice President, Finance and Principal Accounting Officer

Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “—Our Board of Directors.”

Russell J. Cox was appointed our Executive Vice President and Chief Commercial Officer as of March 2012 and served as our Senior Vice President, Sales and Marketing from the merger until March 2012. Prior to the merger, he served in a variety of escalating senior management sales, marketing and commercial roles since joining Jazz Pharmaceuticals, Inc. in 2010. From January 2009 to January 2010, he was Senior Vice President and Chief Commercial Officer of Ipsen Group, and from 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. (acquired by Ipsen Group), a biotechnology company. From 2003 to 2007, he was with Scios Inc. (acquired by Johnson and Johnson later in 2003), where he also held the role of Vice President, Marketing. Prior to 2003, Mr. Cox was with Genentech, Inc. for 12 years, where he was a Product Team Leader (PTL) responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.

Kathryn E. Falberg was appointed our Executive Vice President and Chief Financial Officer as of March 2012 and served as our Senior Vice President and Chief Financial Officer from the merger until March 2012. Prior to the merger, she served as Jazz Pharmaceuticals, Inc.’s Senior Vice President and Chief Financial Officer since joining Jazz Pharmaceuticals, Inc. in December 2009. From 1995 through 2001, Ms. Falberg was with Amgen, Inc., where she served as Senior Vice President Finance, Strategy and Chief Financial Officer, and before that as Vice President, Controller and Chief Accounting Officer, and Vice President, Treasurer. From 2003 to 2008, Ms. Falberg was President of Canyon Capital & Consulting, a private investment and consulting firm, where she worked with a number of smaller companies while also serving as a corporate director and audit committee chair for several companies, and from February 2009 to November 2009, she was Chief Financial Officer and Chief Operating Officer at ARCA biopharma, Inc., a biopharmaceutical company. Ms. Falberg received an M.B.A. and B.A. in Economics from the University of California, Los Angeles and is a Certified Public Accountant (inactive). Ms. Falberg currently serves on the boards, and is Chair of the audit committees, of the biopharmaceutical companies Halozyme Therapeutics and QLT, Inc.

Suzanne Sawochka Hooper was appointed our Executive Vice President and General Counsel as of March 2012. From 1996 through early 2012, she was a Partner at the law firm Cooley LLP. Ms. Hooper served for several years as a member of Cooley’s Management Committee and Vice Chair of the Business department. While at Cooley, Ms. Hooper practiced corporate and securities law, primarily with companies and investors in the life sciences industry, and with an emphasis on securities transactions and mergers and acquisitions. Ms. Hooper received a J.D. from the University of California, Berkeley, Boalt Hall School of Law and a B.A. in Political Science from the University of California, Santa Barbara. Ms. Hooper is a member of the State Bar of California.

Jeffrey K. Tobias, M.D., was appointed our Executive Vice President, Research and Development and Chief Medical Officer as of March 2012 and served as our Senior Vice President, Research and Development and Chief Medical Officer from the merger until March 2012. Prior to the merger, he served as Jazz Pharmaceuticals, Inc.’s Senior Vice President, Research and Development and Chief Medical Officer since joining Jazz Pharmaceuticals, Inc. in October 2011. From January 2010 to October 2011, Dr. Tobias served as Executive Vice President, Research and Development at NeurogesX, Inc.; prior to that, he served as NeurogesX’s Chief Medical Officer since November 2005. Dr. Tobias was founder and managing director of the Aquila Consulting Group, LLC, a biopharmaceutical consulting firm, from September 1996 to November 2005. Prior to these activities, Dr. Tobias was a Director, New Product Discovery at ALZA Corporation, Director, Clinical Development at Chiron Corporation and Director, Clinical Research at Xoma Corporation. Dr. Tobias received board-certification in both Internal Medicine and Pulmonary Medicine and completed training in Critical Care Medicine at the University of California, Los Angeles. He received his bachelor’s degree and medical degree with honors from the University of Illinois.

Karen J. Wilson has served as our Vice President, Finance and Principal Accounting Officer since the merger. Prior to the merger, she served as Jazz Pharmaceuticals, Inc.’s Vice President, Finance since February 2011 and was appointed Principal Accounting Officer in March 2011. From 2009 to January 2011, Ms. Wilson served as Vice President of Finance and Principal Accounting Officer at PDL BioPharma, Inc. From 2005 to 2009, she served as a principal at the consulting firm Wilson Crisler LLC. Previously, from 2001 to 2004, she was Chief Financial Officer of ViroLogic, Inc. Prior to joining ViroLogic, Ms. Wilson served as Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc. from 1999 to 2001. Prior to 1999, Ms. Wilson worked for Deloitte & Touche LLP for ten years, serving clients in both the medical and technology fields. Ms. Wilson is a Certified Public Accountant (inactive) in the State of California and received a B.S. in Business from the University of California, Berkeley.

Directors and Executive Officers of Jazz Pharmaceuticals, Inc.

Immediately prior the merger, Jazz Pharmaceuticals, Inc.’s board of directors consisted of Messrs. Berns, Cozadd, Cressey, Enright, Momtazee, O’Keefe, Sebulsky and Winningham. In connection with the merger, each of the foregoing directors resigned from Jazz Pharmaceuticals, Inc.’s board of directors, with the exception of Mr. Cozadd. As of April 18, 2012, Jazz Pharmaceuticals, Inc.’s board of directors consisted of Mr. Cozadd, Ms. Falberg and Ms. Hooper.

Effective upon consummation of the merger, the persons who served as executive officers of Jazz Pharmaceuticals, Inc. as of immediately prior to the merger became our executive officers. As of April 18, 2012, Jazz Pharmaceuticals, Inc.’s executive officers consisted of the same persons serving as our executive officers, with the exception of the substitution of Ms. Hooper for Carol Gamble, our former General Counsel, who retired on March 12, 2012.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to Jazz Pharmaceuticals, Inc.’s officers, directors and greater than ten percent beneficial owners were complied with. Azur Pharma had no class of securities registered pursuant to Section 12 the Exchange Act at any point during the fiscal year ended December 31, 2011. Accordingly, none of its officers, directors and greater than ten percent beneficial owners were required to file reports under Section 16(a) of the Exchange Act with respect to such fiscal year.

CERTAIN CORPORATE GOVERNANCE MATTERS

Set forth below is information with respect to certain corporate governance matters which, except as noted, provides information with respect to our company following the merger, as successor to Jazz Pharmaceuticals, Inc.

Director Nominations and Recommendations

Director Nominations. The Irish Companies Acts of 1963 to 2009, or the Companies Acts, provide that shareholders holding not less than 10% of the total voting rights may call an extraordinary general meeting for the purpose of considering director nominations or other proposals.

Our memorandum and articles of association provide that shareholder nominations of persons to be elected to the board of directors at an annual general meeting must be made following written notice to our company secretary executed by a shareholder accompanied by certain background and other information specified in the memorandum and articles of association.

Such written notice and information must be received by our company secretary not less than 90 days nor more than 150 days before the first anniversary of the date of our proxy statement was first released to our shareholders for the prior year’s annual general meeting; provided, however, that in the event the date of the annual general meeting is changed by more than 30 days from the first anniversary date of the prior year’s annual general meeting, notice must be so delivered not earlier than the 150th day prior to such annual general meeting and not later than the later of the 90th day prior to such annual general meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.

Our memorandum and articles of association provide that a resolution on other proposals may only be proposed at an annual general meeting if either (i) it is proposed by or at the direction of our board of directors; or (ii) it is proposed at the direction of the Irish High Court; or (iii) the Chairman of the meeting decides, in his or her absolute discretion, that the resolution may properly be regarded as within the scope of the relevant meeting.

Director Recommendations. Our nominating and corporate governance committee, to date, has not adopted a formal policy with regard to the consideration of director candidates recommended by shareholders and will consider director candidates recommended by shareholders on a case-by-case basis, as appropriate. Shareholders wishing to recommend individuals for consideration by the nominating and corporate governance committee may do so by delivering a written recommendation to our company secretary at 45 Fitzwilliam Square, Dublin 2

Ireland and providing the candidate’s name, biographical data and qualifications and a document indicating the candidate’s willingness to serve if elected. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a shareholder or not.

As a result of the merger, Jazz Pharmaceuticals, Inc. became our wholly-owned subsidiary and there are no longer any procedures for the recommendation of directors of Jazz Pharmaceuticals, Inc. There were no material changes to the procedures by which security holders were able to recommend nominees to Jazz Pharmaceuticals, Inc.’s board of directors prior to the completion of the merger.

Audit Committee

We have a standing audit committee that is currently composed of three directors (Messrs. Enright, O’Keefe and Sebulsky). Our board of directors has determined that Messrs. Enright, O’Keefe and Sebulsky meet the independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members. Our board of directors has also determined that Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of Mr. O’Keefe with accounting matters, in analyzing and evaluating financial statements, and in managing private equity investments. Mr. O’Keefe serves as chairperson of the audit committee.

Immediately prior to the completion of the merger, the members of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors were Messrs. Enright, O’Keefe and Sebulsky. Each of Messrs. Enright, O’Keefe and Sebulsky were members of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors during all of 2011. Mr. Cressey was also a member of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors until May 24, 2011. Jazz Pharmaceuticals, Inc.’s board of directors determined that Messrs. Cressey, Enright, O’Keefe and Sebulsky met the independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members. Jazz Pharmaceuticals, Inc.’s board of directors has also determined that Mr. O’Keefe qualified as an “audit committee financial expert” within the meaning of SEC regulations while serving on the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors. Azur Pharma did not have a standing audit committee.

Code of Conduct

Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries, including Jazz Pharmaceutical, Inc. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “About Us” at “Corporate Responsibility.” Shareholders may request a free copy of the Code of Conduct by submitting a written request to Jazz Pharmaceuticals plc, Attention: Investor Relations, c/o Jazz Pharmaceuticals, Inc., 3180 Porter Drive, Palo Alto, California 94304. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Prior to the merger, Jazz Pharmaceuticals, Inc. maintained a Code of Conduct that applied to all of its employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of its subsidiaries, which Code of Conduct is substantially similar to the Code of Conduct currently maintained by us. As noted above, our Code of Conduct now applies to our employees, directors and officers of Jazz Pharmaceuticals plc.

Item 11.	Executive Compensation

The compensation amounts and other information presented in the following Compensation Discussion and Analysis and elsewhere in this Item 11 focus on the most recently completed fiscal year of Jazz Pharmaceuticals, Inc. and do not include any historical compensation information relating to Azur Pharma. As successor to Jazz Pharmaceuticals, Inc., we believe that the information in this Item 11 provides investors with the most relevant disclosure pertaining to the compensation practices that have been and will be followed by us. In particular, effective upon consummation of the merger, the persons who served as executive officers of Jazz Pharmaceuticals, Inc. as of immediately prior to the merger became our executive officers, and in connection with the merger, we succeeded to or assumed and adopted Jazz Pharmaceuticals, Inc.’s executive compensation arrangements.

Unless otherwise indicated or the context otherwise requires, all references in this Item 11 to “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc., except that all such references prior to the effective time of the merger on January 18, 2012 are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger on January 18, 2012. The historical information, including historical financial and compensation information, included in this Item 11 is that of Jazz Pharmaceuticals, Inc. prior to the merger.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the individuals who served as Jazz Pharmaceuticals, Inc.’s principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2011, or the named executive officers: Bruce C. Cozadd, Chairman and Chief Executive Officer, Kathryn E. Falberg, Senior Vice President and Chief Financial Officer, Russell J. Cox, Senior Vice President, Sales and Marketing, Carol A. Gamble, Senior Vice President and General Counsel, and Karen J. Wilson, Vice President, Finance and Principal Accounting Officer. Ms. Gamble retired from our company effective on March 12, 2012. The compensation committee is primarily responsible for decisions regarding compensation of Jazz Pharmaceuticals’ executive officers, including the named executive officers.

Executive Summary

The compensation committee believes that our executive compensation program is appropriately designed and reasonable in light of the executive compensation programs of its peer group companies and responsible in that it both encourages executive officers to work for meaningful shareholder returns and reflects a pay-for-performance philosophy, without encouraging employees to assume excessive risks.

2011 was an exceptional year for Jazz Pharmaceuticals. The highlights of our performance during the year include:

•

The price of our common stock increased 96%. As of December 31, 2011, our one-year and three-year average annualized total shareholder returns were approximately 96% and 172%, respectively, and significantly outperformed the Global Industry Classification Standard Pharmaceuticals and Biotechnology median one-year and three-year total shareholder returns of -7% and 10% for the same periods (as published by Institutional Shareholder Services).

•

We achieved our second successive year of profitability, with significant increases in net income and operating cash flows, driven by increases in product sales, in particular an increase in sales of Xyrem.

-	Net income and operating cash flows were $125.0 million and $151.6 million, respectively, representing increases of 281% and 158% over 2010, respectively.

-	In July 2011, with cash generated from operations, we repaid in full the $33.3 million principal amount of our term loan.

-	As of December 31, 2011, we had $157.9 million of cash, cash equivalents and marketable securities and no debt.

-	For the full year, we achieved GAAP net income per share of $2.67.

•	The merger with Azur Pharma was announced in September 2011 and completed in January 2012.

The highlights of our executive compensation program for 2011 include:

•

As a general practice, we do not maintain employment agreements with our executive officers. Our executive officers are employed at-will and are expected to demonstrate high-quality performance in order to continue serving as members of our executive team.

•	We maintain a change in control severance benefit plan, or severance benefit plan, that complies with corporate governance best practices:

-

the severance benefit plan is limited to “double-trigger” payments (requiring termination other than for cause or voluntary resignation for good reason in connection with a change in control to trigger payments); and

-	the severance benefit plan does not provide for any tax gross-ups.

•

The compensation committee regularly assesses our individual and total compensation programs against comprehensive market data and utilizes an independent compensation consultant to engage in ongoing review of all aspects of our executive compensation programs. These inputs and data serve as guidelines to the compensation committee in determining the compensation programs and levels for our executive officers. The compensation committee also meets in executive session, without management, with its independent compensation consultant.

•

The principal, ongoing elements of the compensation of senior management and executive officers (i.e., base salary, cash bonus and long-term equity awards) were, on average, targeted at the 50th to 60th percentile for similarly positioned executives based on the comparative market data (which is periodically reviewed and updated by the compensation committee in consultation with the independent compensation consultant).

•

We have responsible internal pay equity practices. For 2011, the Chief Executive Officer’s total cash compensation (base salary and cash bonus) was slightly more than one and a half times the Chief Financial Officer’s total cash compensation, which reflects internal fairness and an important benchmark to avoid excessive compensation of the Chief Executive Officer.

•

Our Chief Executive Officer’s performance bonus is based 100% on our company’s overall performance and achievement of corporate objectives, which aligns our Chief Executive Officer’s interests with our shareholders’ interests.

•	We do not provide any executive fringe benefits, such as car allowances, personal security, financial planning advice or club memberships.

Overview

Our executive compensation program is designed to help attract, as needed, talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time, and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align executive officers’ compensation with our business objectives and the interests of our shareholders and to incentivize and reward executive officers for our success. Specifically, we have an executive compensation program that combines short and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our objectives. We place significant emphasis on pay-for-performance-based incentive compensation programs, so that targeted compensation can be achieved only if performance goals are met and only if our share price appreciates over time. We consider our annual performance bonus awards and equity grants to be “at risk,” or performance-based compensation, because our annual bonus awards are not earned unless pre-determined levels of performance are achieved against approved goals, and our stock options will not provide realizable value unless there is an increase in the value of our stock during the stock option terms. Our executive compensation program is intended to keep us competitive in the core geographic markets where we compete, and in the life sciences industry, where there is significant competition for talented employees, and to be fair relative to other professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain executive officers and to help our executive management function as a stable team that will achieve success for us and our shareholders over the longer term.

As discussed in further detail below, our executive compensation program consists of the following three principal components:

•

Base Salary. Our compensation committee reviews and determines base salary rates for our executive officers each year, effective March 1. The base salary rates are determined, in consultation with the compensation committee’s independent compensation consultant, based on each executive officer’s responsibilities, individual performance, achievement of corporate and strategic goals and a review of competitive salary and total cash compensation data.

•

Performance Bonus Awards. We have an annual performance-based incentive bonus plan, or the performance bonus plan, for our employees and executive officers, under which bonuses may be paid after the end of each year, at the discretion of the compensation committee (and the board of directors in the case of the Chairman and Chief Executive Officer), based on our performance in meeting designated corporate objectives for the prior year and each individual’s performance and contribution in meeting such corporate objectives.

•

Equity Grants. Our executive officers are eligible to receive equity grants which serve as long-term incentives to ensure that a portion of their total compensation is linked to our long-term success, thereby aligning their incentive compensation with the interests of our shareholders.

The compensation committee does not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants. Instead, the compensation committee used its judgment to establish for each named executive officer a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the compensation and corporate objectives described above. However, because we believe it is important to our success to aggressively pursue long-term goals, to avoid excessive risk taking, and to preserve our cash resources, a significant portion of our named executive officers’ total compensation is comprised of performance-based bonus opportunities and long-term equity awards which align the executive officers’ incentives with the interests of our shareholders. In keeping with our pay-for-performance philosophy, the compensation market data provided by Radford, a nationally recognized compensation consulting firm and our compensation committee’s independent compensation consultant, and our continued success in achieving corporate goals and significantly increasing total shareholder return in 2010 as compared to 2009, the compensation committee determined that a greater proportion of total compensation should consist of performance-based bonuses and long-term equity incentive compensation for 2011.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation

The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to our named executive officers and other members of senior management. In making its executive compensation determinations, the compensation committee considers recommendations from the Chairman and Chief Executive Officer. While the Chairman and Chief

Executive Officer discusses his recommendations with the compensation committee, he does not participate in determining his own compensation or in any of the deliberations with respect thereto. In making his recommendation, the Chairman and Chief Executive Officer receives input from our Human Resources department and has access to various third party compensation surveys and compensation data provided by the independent compensation consultant to the compensation committee, as described below. Our General Counsel and Senior Vice President, Human Resources, also participate in the compensation committee meetings, but do not participate in any discussions of executive officer compensation. None of the other named executive officers or other executive officers participate in the compensation committee’s executive compensation discussions. The compensation committee discusses and makes determinations with respect to executive compensation matters without any named executive officers present. The compensation committee does not delegate any of its functions to others in determining executive compensation.

As described below, the compensation committee generally engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. In late 2009, 2010 and 2011, the compensation committee engaged Radford, an Aon Hewitt Company, to provide benchmark and industry compensation data and provide the compensation committee with advice concerning setting the executive officers’ 2010, 2011 and 2012 base salaries, performance-based bonuses and long-term equity compensation. The compensation committee additionally has consulted with Radford periodically with respect to specific questions or as new compensation programs are considered and to update the benchmarking information on an annual basis. Specific examples of services provided by Radford include salary compensation reports for the executive officers against our company’s peer group in preparation for 2010, 2011 and 2012 compensation decisions, and preparation of equity guidelines for executive officers and key personnel in 2010, 2011 and 2012 for equity awards to be made in 2010, 2011 and 2012. Radford reports directly to the compensation committee, which maintains the authority to direct their work and engagement. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. The compensation committee and Radford meet, as needed, in executive session, to address various compensation matters.

The compensation committee is (and was at all times during 2011) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the NASDAQ listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by the Senior Vice President, Human Resources, and/or General Counsel and Chairman and Chief Executive Officer, and is reviewed with the Chairman of the compensation committee. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in the compensation committee meetings.

The compensation committee met nine times and acted by unanimous written consent four times in 2011. In 2012, the compensation committee acted by unanimous written consent one time before the merger was completed and has met two times between the merger and the filing of this report in 2012.

Benchmarking of Cash and Long-Term Compensation

We aim to attract and retain the most highly qualified executives in an extremely competitive market. Accordingly, the compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable publicly held companies with which we compete for top talent. To this end, the compensation committee reviews market and peer company data, which include competitive information relating to the mix and levels of compensation for executives in the life sciences industry.

In early 2011, the compensation committee engaged Radford to provide a comprehensive market review of executive compensation, consistent with its past practice in previous years. Radford reexamined our company’s compensation philosophy and peer group and based on the increase in our revenues, market capitalization and product on the market, recommended updates to the list of peer companies that were developed in 2010. Specifically, Radford recommended that Acorda Therapeutics, Inc., Alkermes, Inc., Enzon Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., Theravance, Inc. and ViroPharma Incorporated be added to the peer company list and Affymax, Inc., Arena Pharmaceuticals, Inc., Cypress Bioscience, Inc., Durect Corporation, Halozyme Therapeutics, MAP Pharmaceuticals, Inc., Sequenom, Inc., Vical Incorporated, XenoPort, Inc. and ZymoGenetics, Inc. be removed from the peer company list. In developing the revised list of our 2011 peers, Radford selected companies that were in the life sciences industries with a product on the market, were located in biotechnology hubs, had revenues generally in $50 million to $300 million range, employee size between 100 and 500 to reflect job scope and complexity, and market values between $375 million and $2.5 billion.

Based on these parameters, Radford recommended and our compensation committee approved the following companies as our appropriate peer group for 2011: Acorda Therapeutics, Inc., Alkermes, Inc., Auxilium Pharmaceuticals, Inc., Depomed, Inc., Enzon Pharmaceuticals, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., ISTA Pharmaceuticals, Inc., Nektar Therapeutics, Onyx Pharmaceuticals, Inc., Questcor Pharmaceuticals, Inc., Santarus, Inc., Theravance, Inc. and ViroPharma Incorporated. In making 2011 compensation decisions, the compensation committee reviewed data from this updated group of peer companies.

Radford also provided our compensation committee with two sets of data from the Radford Global Life Sciences Survey to provide an additional source of data to better inform the compensation committee in making pay decisions. The first set of data related to the peer companies listed above, or the peer survey data, and the second set of data related to all of the companies in the Radford Global Life Sciences Survey, or the general survey data. The survey data included 100 public companies (including the peer group companies) in the life sciences industry, with 100 to 500 employees. The publicly disclosed information from the peer companies, the peer survey data and the general survey data, or all three types of data together, the market data, provided a robust set of information which, with assistance from Radford, the compensation committee used to set compensation.

The compensation committee generally benchmarks both cash compensation and equity compensation to the market data primarily to ensure that our executive compensation program as a whole is competitive. Consistent with the compensation committee’s philosophy of maintaining compensation levels that attract and retain the highest caliber executives, the compensation committee generally targets total cash compensation (including both base salary and annual performance bonus opportunities) at the 50 th percentile and equity compensation at the 60 th percentile of market data for executive officers in similar positions with similar responsibilities. The components of the market data used for benchmarking are based on the availability of sufficient comparative data for an executive’s position. Market data most often includes the publicly disclosed peer company data and the peer survey data, however sometimes there is a lack of sufficient peer company data due to the timing of peer company disclosure and/or a particular executive’s position. If there is a lack of peer company data, the market data the compensation committee uses for benchmarking purposes will consist solely of the general survey data. If there is a lack of sufficient comparative data from the general survey data for an executive’s position, the compensation committee engages in an internal pay equity analysis, where it reviews our company’s other employees’ historical compensation levels and compares differences in compensation levels in order to set the appropriate compensation for such individual. The compensation committee applies its professional experience and judgment when interpreting the market data. An individual may receive compensation above or below the targeted percentiles based on performance, job criticality, experience and skill set.

The compensation committee benchmarked against the market data described above, as well as considered specific recommendations from Radford on where to set salary, bonus incentives and equity grants in determining the compensation for the named executive officers for 2011. Based on Radford’s recommendation, the market data the compensation committee used in 2011 for benchmarking the compensation of Mr. Cozadd, Mr. Cox, Ms. Falberg, Ms. Gamble and Ms. Wilson consisted of the survey data.

In preparation for establishing cash compensation following the merger, in late 2011, Radford reexamined our compensation philosophy and peer group and recommended updates to the list of peer companies to reflect the increase in our share price, revenues, market capitalization, and the likely expansion of our geographic reach, product portfolio and headcount through the anticipated closing of the merger in early 2012. Accordingly, Radford recommended that Alexion Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., Elan Corporation, plc, Endo Pharmaceuticals Holdings Inc., Impax Laboratories, Inc., Myriad Genetics, Inc., Regeneron Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., The Medicines Company and United Therapeutics Corporation be added to our peer company list, and Depomed, Inc., Enzon Pharmaceuticals, Inc., Inspire Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., ISTA Pharmaceuticals, Inc., Nektar Therapeutics, Questcor Pharmaceuticals, Inc., Santarus, Inc. and Theravance, Inc. be removed from the peer company list. In addition, Radford again provided the compensation committee with survey data to provide an additional source of data to better inform the compensation committee in making pay decisions, which was updated to include public companies in the life sciences industry with higher revenues and a greater number of employees than the survey data used for 2011 compensation decisions to reflect our company’s increased revenues, market value and headcount. In making 2012 compensation decisions, the compensation committee reviewed data from this updated group of peer companies and survey data.

Advisory Vote on Executive Compensation

At the 2011 annual meeting of stockholders of Jazz Pharmaceuticals, Inc., the stockholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of stockholder support (99% of total votes cast), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes our named executive officers and encourages long-term retention. Accordingly, the compensation committee determined not to make any significant changes to the executive compensation policies or decisions as a result of the vote. Our compensation committee will continue to consider the outcome of our say-on-pay votes and our shareholder views when making future compensation decisions for the named executive officers.

Executive Compensation Program

Our executive compensation program currently consists of three principal components: base salary, annual performance bonuses (if approved by the compensation committee) and long-term incentive compensation currently in the form of stock options. We also offer to our executive officers certain severance and change in control benefits as part of our severance benefit plan. Finally, the named executive officers have the opportunity to participate in the Jazz Pharmaceuticals, Inc. 401(k) plan, employee stock purchase plan and other benefits generally available to all employees. Each component of compensation is evaluated based on the factors discussed below.

Base Salary

None of our named executive officers has a guaranteed base salary; base salary is set each year by the compensation committee. The compensation committee reviews and determines the appropriate level of base salary for our named executive officers effective March 1 of each year. We generally aim to ensure that the base salaries and total cash compensation (including performance bonuses) of our executive officers, including the named executive officers, are maintained at competitive levels, which levels are generally targeted, on average, at the 50 th percentile of the appropriate market data for executive officers in comparable positions with similar responsibilities. The compensation committee believes this is appropriate for several reasons. We have a complex business model and are pursuing multiple commercial opportunities. We do not have any significant laboratories or manufacturing facilities, and therefore conduct our development, manufacturing and clinical activities through arrangements with third parties. As a result, our executives are required to manage both internal and significant external resources.

Additionally, competition for executive talent is intense in our industry and in our geographic areas. Our executives have many years of valuable experience in our industry, and their continued leadership is deemed critical to our short-term and long-term success. Because the compensation committee aims to ensure that our executives’ base salaries and total cash compensation as a group is maintained at the competitive levels described above, the base salaries and total cash compensation of individual executive officers may fall outside of the 50 th percentile range, based on a particular individual’s experience, overall qualifications and current and expected future contribution to our company’s success.

Performance Bonus Plan

In accordance with the performance bonus plan, we maintain an annual bonus award program to reward our named executive officers (and other employees) for attaining our company’s corporate performance objectives and their individual contributions toward such achievements. Corporate objectives under the performance bonus plan generally relate to our commercial efforts, financial measures (such as sales and adjusted net income targets), and financing efforts, strategic transactions, progress of our clinical development programs, regulatory matters, as well as regulatory and sales and marketing compliance and effective employee engagement, alignment and professional development. At the beginning of each year, the compensation committee assigns each executive a target bonus level under the performance bonus plan, as a percentage of the base salary the executive earns for the respective plan year, except that the percentage is set as a percentage range instead of a specific percentage for vice president level executives, including Ms. Wilson. The compensation committee determines the appropriate target bonus level based on such executive’s position. Generally, the target percentages are reviewed on an annual basis and are generally set at a level that would result in total annual cash compensation at the 50 th percentile of the market data for total annual cash compensation of executives in comparable positions with similar responsibilities, for the reasons described above under the heading entitled “Executive Compensation Program—Base Salary.” Target bonus opportunities are generally higher for those executives who have a greater opportunity to impact corporate performance.

The actual performance bonus awarded to an executive officer in any year, if any, may be more or less than the target, depending primarily on our company’s achievement of corporate objectives and the executive’s individual performance with respect to such objectives. Whether or not a bonus is paid for any year is within the discretion of the compensation committee based on such achievement. At the end of each year, the compensation committee determines the size of the total bonus pool under the performance bonus plan. Before 2011, the bonus payout was based primarily on the board of directors’ determination of our company’s success in achieving its corporate objectives for the plan year. For 2011, the compensation committee took a more formulaic approach in keeping with our pay-for-performance philosophy and industry best practices. The compensation committee assigned individual weighting to each financial objective and a separate weighting to the qualitative objectives together. A payout algorithm was defined for calculating the payout rates for the financial objectives. As for the qualitative objectives, the payout continued to be evaluated based on the compensation committee’s determination of the company’s success in achieving such objectives during the year.

The compensation committee determines the portion of the pool, if any, that will be allocated to the executive officers, including the named executive officers, as a group and the bonuses for each individual executive officer. Actual performance bonus awards to executive officers are determined to a larger extent based on the compensation committee’s (and in the case of Mr. Cozadd, the board of directors’) subjective assessment of executive officers’ contributions as a group to the achievement of our company’s corporate objectives and, to a lesser extent, on each individual executive officer’s contribution to the achievement of such corporate objectives. Mr. Cozadd provides input to the compensation committee with respect to bonuses for the executive officers other than himself.

We have not historically paid any guaranteed bonuses to the named executive officers. From time to time, we pay signing bonuses in connection with the commencement of employment of executive officers, contingent upon their continued service, such as the signing bonus paid to Ms. Falberg pursuant to her offer letter, or bonuses paid in connection with the retirement of executive officers, such as the bonus paid to Ms. Gamble, described below under the heading “Description of Compensation Arrangements—Executive Employment Agreements.”

As a public company, if we are required to restate our financial results due to its material noncompliance with any financial reporting requirements under the federal securities laws, as a result of misconduct, the Chairman and Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act compliant clawback policy as soon as the requirements of such clawbacks are more clearly defined by the SEC.

Long-Term Equity Awards

The compensation committee believes that long-term performance is achieved through an ownership culture that rewards such performance by executive officers through the use of equity incentives. Historically the compensation committee has believed that long term incentive compensation in the form of stock option grants provides our executive officers with meaningful compensation awards that aligns their incentives with shareholder value creation.

Stock option grants may be made at varying times and in varying amounts in the discretion of the compensation committee, but are generally made to executive officers, including the named executive officers, once a year unless such executive officer is promoted, in which case a grant will normally be made at that time, or for recognition of outstanding performance. Additionally, the compensation committee may grant a stock option shortly after an executive officer commences employment. We do not time the granting of equity awards with any favorable or unfavorable news, and the proximity of the grant of any equity awards to an earnings announcement or other market events is coincidental. In addition, our stock option grant policy since the initial public offering of Jazz Pharmaceuticals, Inc. has been to generally grant equity awards to executive officers only during open stock trading window periods. After the merger, our board of directors has approved an equity incentive grant policy that was adapted from Jazz Pharmaceuticals, Inc.’s stock option grant policy and continued to require that equity grants to executive officers be made only during an open trading window. The exercise price of Jazz Pharmaceuticals, Inc.’s stock options was always at least equal to the fair market value (the closing price on NASDAQ) of Jazz Pharmaceuticals, Inc.’s common stock on the date of grant. Stock option grants generally vest 25% upon the one year anniversary of the grant date and the remaining shares vest each month for 36 months thereafter until such grant is fully vested on the four year anniversary of the grant date, subject to potential vesting acceleration as described under the heading “Potential Payments upon Termination or Change in Control” below.

The number of shares subject to stock options granted to our named executive officers is generally targeted at the 60th percentile of the appropriate market data, and the vesting schedules are established to ensure a meaningful incentive to remain employed with our company and to work toward its success. Accordingly, the stock option will generally provide a return to the employee only if he or she remains in our company’s service, and then only if the market price of our stock appreciates over the stock option term. Our philosophy of targeting the 60 th percentile for long-term incentives is designed to deliver total compensation that is competitive, reflect the long-term nature of our business and product cycles, and to create and continue an ownership culture, in delivering a total package that is competitive. We target at the 60th percentile for long-term equity awards, rather than the 50th percentile because we believe that a greater emphasis should be placed on long-term compensation that aligns the interests of our executives with those of our shareholders and encourages them to work towards increasing value for our shareholders.

Until late 2011, we granted stock options under its 2007 Equity Incentive Plan, or the 2007 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals’ initial public offering. Prior to the initial public offering, we granted stock awards under the 2003 Equity Incentive Plan, or the 2003 Plan, which has been replaced by the 2007 Plan. We grant stock options and other equity awards under the 2011 Equity Incentive Plan, or the 2011 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the merger in December 2011 and was assumed by us upon the completion of the merger. The 2011 Plan replaces the 2007 Plan and affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries, and to provide long term incentives that align the interests of employees with the interests of our shareholders. While the compensation committee has historically believed that the use of stock options offered the best approach to achieve our company’s compensation goals with respect to long-term compensation for the named executive officers, and provided tax and other advantages to the named executive officers relative to other forms of equity compensation, the compensation committee may determine to grant the named executive officers other forms of equity compensation under the 2011 Plan.

Additional long-term equity incentives are provided through the 2007 Employee Stock Purchase Plan, as amended and restated, or the ESPP, which we assumed upon the completion of the merger. Pursuant to the ESPP, all eligible employees, including the named executive officers, may allocate up to 15% of their base salary to purchase our stock at a 15% discount to the market price, subject to specified limits. We believe that its long-term equity compensation program is an important retention tool for employees.

We do not have ownership guidelines for the named executive officers or other executive officers because executive compensation is set within a typical market range and is already performance-based. In addition, the practice of implementing ownership guidelines for executive officers in life sciences companies is rare; therefore we have not established a policy that could be a competitive disadvantage compared to other growth companies in our industry. The compensation committee continues to monitor this issue to determine its application at our company.

Severance and Change in Control Benefits

All of the named executive officers, as well as the other executive employees at the vice president level or above, are eligible to participate in the severance benefit plan, or in the case of executive employees residing in Ireland, receive comparable severance benefits, during their employment with our company. Jazz Pharmaceuticals, Inc. amended the severance benefit plan in October 2011 to make certain clarifications for purposes of section 409A of the Internal Revenue Code of 1986, as amended, or the Code, and the new health care reform laws and to clarify how cash severance related to an executive’s bonus is calculated. We assumed the severance benefit plan in connection with the merger and the compensation committee approved certain modifications to the severance benefit plan in February 2012 with respect to the benefits payable under the plan to our executive officers. A description of this plan is included below under the heading “Potential Payments upon Termination or Change in Control.”

The severance benefit plan provides certain severance benefits to our executive officers, including the named executive officers, in connection with specified involuntary termination events following a change in control. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives from being involuntarily terminated and the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. All severance compensation is structured as a “double-trigger” benefit, meaning that an executive officer receives benefits only if the executive officer has an involuntary termination within a specified period of time following a change in control transaction, but does not provide benefits solely as a result of a change in control. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity and retaining such executive despite the uncertainty that generally exists while a transaction is under consideration and by encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. Furthermore, these payments assist us in attracting and retaining highly valued executives. The compensation committee also believes that involuntary termination without cause and constructive termination are the appropriate events that, with a change in control transaction, trigger benefits because such terminations are generally considered to be beyond the control of a terminated employee and are terminations that under different circumstances would not have occurred. We do not provide any tax gross up payments on severance or change in control benefits. The merger with Azur Pharma did not constitute a change in control for purposes of the severance benefit plan or our equity compensation plans.

In February 2012, the compensation committee further reviewed the benefits offered under the severance benefit plan in light of the consummation of the merger with Azur Pharma after reviewing a market data analysis for severance benefits prepared by Radford. The compensation committee approved certain modifications to the plan to, among other things, increase the levels of benefits offered under the severance benefit plan. The compensation committee believes that the benefits we provide under the severance benefit plan are representative of market practice, both in terms of design and cost and are sufficient to retain our current executive team and to recruit talented executives in the future.

Other Benefits

Executive officers are eligible to participate in all of our benefit plans such as the 401(k) plan (see the section below entitled “Description of Compensation Arrangements—401(k) Plan”), medical, dental, vision, short-term disability, long-term disability, group life insurance and the ESPP, in each case generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits.

2011 Compensation Decisions for the Named Executive Officers

In early 2011, the compensation committee reviewed the market benchmark data referred to above to ensure that executive base salaries as a group were within the competitive levels described above, and then determined appropriate increases to base salaries from the prior year. Because there were significant changes to our peer group in 2011, Radford provided the compensation committee with an analysis of the year-over-year change in market cash compensation and ran regression and geographical analysis to determine the impact of the new peer group on chief executive officer compensation. This analysis revealed that cash compensation generally increased by 15% to 20% at the 50th percentile of market data chief executive officers of our peer companies.

As such, the compensation committee increased the 2011 base salary rate for Mr. Cozadd by 15% from the prior year, resulting from a combination of merit and the market data analysis. The compensation committee determined that Mr. Cozadd’s previous base salary rate was below the 25th percentile of the market data and considered the increase necessary to address this gap, particularly in light of Mr. Cozadd’s outstanding achievement and integral role in our continued success. After the 15% increase, Mr. Cozadd’s base salary remained at approximately the 25th percentile of the market data, but his total cash compensation opportunity was closer to the 50th percentile of the market data. Thus, his base salary was not further increased.

Ms. Falberg’s base salary rate was increased by 4% from her 2010 base salary rate, which was established based on negotiations with Ms. Falberg in connection with her commencement of employment in 2009. Following this increase, Ms. Falberg’s 2011 base salary rate was just below the 60th percentile of the market data for her position. Ms. Gamble’s base salary rate was increased less than 1% from her 2010 base salary rate, keeping her 2011 base salary rate within the 60 th to 75th percentiles of the market data for her position. While the market data indicated that base salaries for comparable positions increased by approximately ten percent from

2010 to 2011, the compensation committee determined that the increases should be minimal for Ms. Falberg and Ms. Gamble because their base salary rates were already above the 50th percentiles of the market data for their respective positions.

Mr. Cox and Ms. Wilson became executive officers in early 2011 and their 2011 base salary rates were set at the 50th percentile and above the 75th percentile, respectively, of the market data for individuals with comparable positions. The compensation committee felt it was necessary to set Ms. Wilson’s base salary at the 75th percentile to recruit her due to her qualifications, prior experience and compensation history.

The 2009, 2010 and 2011 base salary rates for the named executive officers, without regard to voluntary pay reductions in 2009, are set forth in the table below.

Name	2009 Base Salary ($)(1)	2010 Base Salary ($)(2)	2011 Base Salary ($)(3)
Bruce C. Cozadd	468,000	500,000	575,000
Kathryn E. Falberg	365,000	365,000	380,000
Russell J. Cox(4)	—	—	325,000
Carol A. Gamble(5)	357,000	361,000	362,000
Karen J. Wilson(6)	—	—	260,000

(1)	Mr. Cozadd and Ms. Gamble took voluntary temporary base salary rate reductions (10% for Mr. Cozadd and 5% for Ms. Gamble) beginning January 1, 2009 through July 31, 2009. During the period of their voluntary reductions, their base salary rates were $421,200 for Mr. Cozadd and $339,150 for Ms. Gamble. Ms. Falberg joined Jazz Pharmaceuticals, Inc. on December 1, 2009.

(2)	Base salary rates beginning March 1, 2010.

(3)	Base salary rates beginning March 1, 2011, except that Ms. Wilson’s rate started on February 7, 2011 when she joined Jazz Pharmaceuticals, Inc.

(4)	Mr. Cox joined Jazz Pharmaceuticals, Inc. in July 2010 and became an executive officer in January 2011.

(5)	Ms. Gamble retired from the company effective March 12, 2012.

(6)	Ms. Wilson became an executive officer in March 2011.

Effective March 1, 2012, following the company’s exceptional performance in 2011 and the completion of the merger in January 2012 and based on an updated market analysis provided by Radford, the compensation committee increased Mr. Cozadd’s base salary rate 30% to $750,000 to raise his level of cash compensation to approximate the 50th percentile of the market data. Ms. Falberg’s base salary rate was increased 21% to $460,000, which approximates the 75th percentile of the market data, based on her strong performance and reflecting her promotion to Executive Vice President. Mr. Cox’s base salary rate was increased 20% to $390,000, which approximates the 75th percentile of the market data, based on the strong performance of the commercial organization and reflecting his promotion to Executive Vice President. Ms. Wilson’s base salary rate was increased about two and one half percent to $266,500 as her salary was already at the 75th percentile of the market data.

Performance Bonus Awards.

In early 2011, the annual target performance bonus levels for the named executive officers were established as: 65% of the applicable annual base salary earned for Mr. Cozadd, 40% of the applicable annual base salary earned for Ms. Falberg, Mr. Cox and Ms. Gamble and 20-35% of the applicable annual base salary earned for Ms. Wilson. The key objective in setting these targets was to provide financial incentives to the named executive officers to work towards Jazz Pharmaceuticals’ specific goals and to assist the company in remaining competitive with its peers. The compensation committee (and, for Mr. Cozadd, the board of directors) set the target percentages for individuals who have greater responsibility and control over our company’s performance, such as the Chief Executive Officer, higher than the target percentages for those executives who have less direct impact on corporate performance. After review of the market data provided by Radford in early 2011, the board of directors determined that the bonus target for Mr. Cozadd should be increased from 60% to 65% because Mr. Cozadd’s total cash compensation continued to be closer to the 25 th percentile of the market data and because the board of directors believed that a greater emphasis should be placed on the Chief Executive Officer’s potential performance-based compensation in order to further incentivize him to work towards the company’s success. The other named executive officers’ target bonuses remained at the levels in place since 2009, because these targets were between the 50 th and 75 th percentile of the market data, except Ms. Falberg’s target, which was at the 25th percentile. Ms. Falberg’s target bonus for 2011 was kept at the same level as that of the other Senior Vice Presidents because (i) it was in accordance with our general team approach to provide consistent target incentive opportunities for executives with similar organizational responsibilities, which approach is consistent with market practices and (ii) her total compensation opportunity was between the 50th and 60th percentile of the market data.

For 2011, the corporate objectives for purposes of the performance bonus plan approved by Jazz Pharmaceuticals, Inc.’s board of directors and communicated to the named executive officers in early 2011 were to:

•	Achieve budgeted net sales of Xyrem and Luvox CR of $234.6 million.

•	Achieve Xyrem year-over-year revenue bottle growth or increase in sale volume of 5.8%.

•	Achieve budgeted adjusted net income of $123 million for 2011.[1]

•	Evaluate strategic transactions that will provide additional growth opportunities. If an appropriate opportunity is identified, complete strategic transaction during 2011.

•	Aggressively defend, and look for opportunities to strengthen, our sodium oxybate business.

•	Determine the best possible path forward for JZP-6 (sodium oxybate).

•

Advance JZP-8 (intranasal clonazepam for the treatment of recurrent acute repetitive seizures in epilepsy patients who continue to have seizures while on stable anti-epileptic regimens) by finalizing decisions on formulation and development plan, leading to initiation by fourth quarter 2011 of clinical study designed to enable phase 3 study.

•

Continue to build our organization through effective communication that focuses on aligning employees with corporate and department goals and provides opportunities for learning and professional development.

•	Continue our corporate culture of compliance by achieving our corporate objectives by operating in a manner that is compliant with the laws and regulations that govern our industry.

Jazz Pharmaceuticals, Inc.’s board of directors has historically approved certain corporate objectives that have been stretch objectives beyond those that would reasonably be expected to be attained in any given year, and Jazz Pharmaceuticals, Inc.’s corporate objectives historically have not been achieved at the 100% level. Prior to 2011, the board of directors did not quantify or assign specific percentage criteria to the various corporate objectives under the performance bonus plan, but rather approved a bonus payout that generally reflected the board of directors’ determination of the level of achievement of the corporate objectives, after taking into account the achievement of corporate objectives.

1	Adjusted net income as used in this report with respect to our corporate objectives, is a non-GAAP financial measure that excludes from Jazz Pharmaceuticals, Inc.’s GAAP net income for 2011: contract revenues related to previously deferred upfront and milestone payments, the gross margin impact of a change in the timing of when Luvox CR revenue is recognized, stock-based compensation, amortization of intangible assets, costs associated with the merger with Azur Pharma, loss on extinguishment of debt and non-cash interest expense associated with a debt discount and debt issuance costs.

For 2011, Jazz Pharmaceuticals, Inc.’s board of directors took a more formulaic approach and determined that the corporate objectives for the 2011 plan year should be based 70% on financial objectives and 30% on qualitative objectives. The three financial objectives related to achieving sales targets for Xyrem and Luvox CR, Xyrem revenue bottle growth, and adjusted net income. The sales and volume targets are weighted at 20% each and the adjusted net income target is weighted at 30% of the corporate objective.

For the financial objectives, the compensation committee defined a payout algorithm in addition to performance targets for calculating the corporate-level achievement rate. If a specified minimum annual performance level is met, then a performance multiplier for each financial objective is determined and the overall performance rate is calculated. The performance multiplier would be 0 if performance is below the minimum level, 50% if performance is at the minimum level, 100% if performance is at target and 200% if performance is at or above the maximum level. In addition, in order to reach more than 100% of payment with respect to the Xyrem and Luvox CR sales targets and Xyrem revenue bottle growth goals, 100% of the adjusted net income goal would need to be met. For the financial objectives, the minimum and maximum performance levels for 2011 were:

Financial Objective	Minimum Level	Maximum Level
Sales of Xyrem and Luvox CR	95% of target	111% of target
Xyrem year-over-year revenue bottle growth	69% of target	207% of target
Adjusted net income	93% of target	122% of target

The table below summarizes the weights, targets, actual results and multipliers used in reaching the corporate-level achievement rates for 2011 financial objectives.

Financial Objective	Weight	Target	Actual Result	Multiplier	Achievement Rate
Sales of Xyrem and Luvox CR	20%	$234.6 million	$266.5 million	200%	40.0%
Xyrem year-over-year revenue bottle growth	20%	5.8%	10.7%	179%	35.8%
Adjusted net income	30%	$123.0 million	$164.9 million	200%	60.0%
Total Achievement Rate	70%				135.8%

The other six non-financial corporate objectives approved by the board of directors are less quantifiable than the financial objectives and accordingly were not assigned individual weightings. The compensation committee decided that the four qualitative corporate objectives other than the employee communication and compliance objectives should be reviewed together and given a collective weighting of 30%. The compensation committee also decided that while the communication and compliance objectives are critically important to every day performance, they should not impact bonus pool determination and should instead be considered when evaluating each employee’s individual performance.

In evaluating the qualitative objectives, the compensation committee believed the following were highly significant: (i) the announcement of the merger with Azur Pharma in September 2011, which merger aimed to broaden the company’s commercial organization and establish an efficient platform for further growth, and the approval of the merger by an overwhelming majority of the Jazz Pharmaceuticals, Inc.’s stockholders in December 2012; (ii) the success in defending and strengthening Jazz Pharmaceuticals’ sodium oxybate business; (iii) the decision to not move forward with additional JZP-6 clinical studies; (iv) the decision to postpone further development of JZP-8 and failure to initiate clinical study by fourth quarter of 2011; and (v) the receipt of a Form 483 in May 2011 as a result of an FDA inspection, which included the inspector’s observations concerning our adverse event reporting system, and a warning letter from the FDA in October 2011 relating to the matters covered by the Form 483. The compensation committee determined that the company far exceeded the strategic transactions objective with the identification and execution of the merger with Azur Pharma, was successful in protecting the sodium oxybate business and identifying the best possible bath forward for JZP-6, missed the objective to advance JZP-8, and did not meet expectations related to compliance with the adverse event reporting system, as evidenced by the receipt of the Form 483 and the warning letter. After balancing the successes and misses with respect to the qualitative objectives, the compensation committee agreed on an achievement rate of 15% for the qualitative objectives for 2011.

After adding together the achievement rates for the financial and qualitative objectives, the compensation committee approved an overall achievement rate of 150.8% for 2011, which equates the corporate bonus payout of 150.8% of the total target bonus pool.

The compensation committee did not set specific goals for individual executive officers. Each of the executive officers is responsible for meeting the corporate objectives, and each objective was deemed important in determining the level of the company’s performance during the year. The actual bonus amounts paid under the performance bonus plan for each named executive officer was based on the percentage achievement of the corporate goals, the executive officers’ contributions to those goals, the named executive officer’s target bonus percentage and the actual salary the named executive officer earned during the year. All of the named executive officers contributed significantly to Jazz Pharmaceuticals’ achievement of its corporate objectives in 2011. However, certain of the named executive officers’ responsibilities are more directly related to particular corporate objectives and therefore were given a greater weight in the compensation committee’s determination of the bonus amount paid to each named executive officer.

The compensation committee (with approval from the board of directors with regard to Mr. Cozadd) determined that the company’s overall achievement rate of 150.8% was applicable for Mr. Cozadd because as Chief Executive Officer, Mr. Cozadd is responsible for the company meeting all of its objectives. Ms. Falberg was awarded a bonus at a rate higher than the company’s achievement rate because of strong leadership in identifying and negotiating the merger with Azur Pharma and managing the company’s balance sheet and financial analysis and planning. Mr. Cox was awarded a bonus at a rate higher than the company’s achievement rate because his leadership of the commercial organization in its strong performance. Ms. Gamble was awarded a bonus at a rate higher than the company’s achievement rate because she was responsible for the legal aspects that relate to all of the corporate objectives, including the merger with Azur Pharma and the protection of the sodium oxybate business. Ms. Wilson was awarded a bonus at a rate higher than the company’s achievement rate because she played a significant role in supporting the merger with Azur Pharma.

The actual performance cash bonus award payments for 2009, 2010 and 2011 under the performance bonus plan for the named executive officers were as follows:

Name	Total Bonus under Performance Bonus Plan for 2009 ($)(1)	Total Bonus under Performance Bonus Plan for 2010 ($)	Total Bonus under Performance Bonus Plan for 2011 ($)
Bruce C. Cozadd	205,300	267,300	552,000
Kathryn E. Falberg(2)	—	150,000	300,000
Russell J. Cox(3)	—	—	225,000
Carol A. Gamble(4)	120,412	130,000	250,000
Karen J. Wilson(5)	—	—	125,000

(1)	The bonus for 2009 was calculated by determining the amount of the temporary voluntary salary reduction ($27,300 for Mr. Cozadd and $10,412 for Ms. Gamble) for each executive, and adding to it to the bonus amount determined under the performance bonus plan for 2009, but subject to the total amount of the bonus pool available for executives.

(2)	Ms. Falberg joined Jazz Pharmaceuticals, Inc. in December 2009 and did not receive a bonus for that year.

(3)	Mr. Cox joined Jazz Pharmaceuticals, Inc. in July 2010 and became an executive officer in January 2011.

(4)	Ms. Gamble retired from the company effective March 12, 2012.

(5)	Ms. Wilson became an executive officer in March 2011.

In February 2012, the board of directors determined that our company’s key corporate objectives for the 2012 plan year should be based 80% on financial objectives and 20% on qualitative objectives. The board of directors approved six key financial objectives which relate to achieving total revenue and specific product revenue, adjusted net income, Xyrem revenue bottle growth, new product acquisition and advancement of our R&D pipeline. Of the financial objectives, the total revenue target is weighted at 20%, the Xyrem revenue volume, adjusted net income and new product acquisition targets are weighted at 15% each, the R&D target is weighted at 10% and the specific product revenue target is weighted at 5%. The qualitative objectives approved by the board of directors relate to completion of integration with Azur Pharma, establishment of broad risk management plan, and compliance, communications and learning and development objectives. These qualitative objectives are less quantifiable and were not assigned individual weightings.

The compensation committee (and, for Mr. Cozadd, the board of directors) set target bonuses for the 2012 performance bonus plan after a review of the market data provided by Radford in early 2012. The board of directors determined that the bonus target for Mr. Cozadd should be increased from 65% to 100%, which is just above the 50th percentile of the market data of the peer companies and because the Jazz Pharmaceuticals board of directors believes that a greater emphasis should be placed on the Chief Executive Officer’s potential performance-based compensation in order to further incentivize him to work towards the company’s success. The bonus target for Ms. Falberg and Mr. Cox was increased from 40% to 50%, which is at approximately the 50th percentile of the market data, in connection with their promotion from Senior Vice President to Executive Vice President. There was no change to the target bonus percentage range for Ms. Wilson as her target is within the market range. Additionally, in connection with the compensation committee’s discretion to pay bonuses upon termination of an employee’s service due to retirement and in recognition of Ms. Gamble’s services to the company, the compensation committee approved in early 2012 the payment of a pro-rated bonus at target for 2012 for Ms. Gamble in connection with her retirement.

Stock Option Awards

In March 2011, Jazz Pharmaceuticals’ compensation committee used the market data provided by Radford to review the levels of stock option grants to the named executive officers and sought to ensure a level of annual grants for the named executive officers as a group at approximately the 60 th percentile of the annual grants for executive officers in similar positions with similar responsibilities at the company’s peer companies. As a result, Jazz Pharmaceuticals’ compensation committee approved the grant of stock options under the 2007 Plan as follows: stock options for 140,000 shares to Mr. Cozadd, stock options for 40,000 shares for Ms. Falberg and Mr. Cox, and stock options for 35,000 shares to Ms. Gamble. These stock option grants were at approximately the 60 th percentile of the market data, based on long-term incentive value calculated using the Black-Scholes methodology as of the date of grant and as a percentage of outstanding shares. In addition, in connection with Ms. Wilson’s hiring in February 2011, the compensation committee approved the grant of a stock option for 50,000 shares which the compensation committee believes was necessary and prudent in connection with retaining and rewarding Ms. Wilson. The compensation committee did not rely on survey data when determining the size of Ms. Wilson’s stock option grant, but rather determined the size of the grant based on previously established guidelines for vice-president level new hires, which guidelines are based on market data and approved generally for a year. The stock options have a ten year term and vested as to 25% of the shares in March 2012, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Pursuant to Ms. Gamble’s separation agreement with the Company, she is retained as a consultant to until July 12, 2012 and all outstanding stock options granted to Ms. Gamble in March 2010 and March 2011 will continue to vest during her consulting period.

The compensation committee believes that stock option grants to the named executive officers in 2011, taken together with the named executive officers’ prior equity positions, are consistent with providing each continuing named executive officer with an ongoing equity position in the company that is competitive with similarly situated executive officers at companies included in the market data and fosters an ownership culture focused on the company’s long-term performance.

In connection with the merger, Section 4985 of the Code would have imposed an excise tax on nonstatutory stock options, or NSOs, held at any time during the six months before and six months after the closing of the merger by certain of Jazz Pharmaceuticals, Inc.’s officers. The excise tax would have applied even if the NSOs were unvested and even if the NSOs were “underwater” (that is, if the exercise price was greater than the fair market value of Jazz Pharmaceuticals, Inc.’s common stock on the date of closing of the merger). However, to the extent the NSOs were exercised before the closing of the merger, then the excise tax would not apply to the exercised NSOs. Our board of directors believed that the merger was in the best interests of our stockholders, and that our executive officers, whose hard work helped to facilitate the merger, should have the opportunity to avoid the excise tax by exercising their outstanding NSOs. Accordingly, our board of directors approved in October 2011 that NSOs held by executive officers (including the named executive officers) who were subject to the excise tax would become fully vested and exercisable, effective upon the adoption of the merger agreement and the approval of the merger by Jazz Pharmaceuticals, Inc.’s stockholders.

On December 12, 2011, at a special meeting of the stockholders of Jazz Pharmaceuticals, Inc., the company’s stockholders approved the merger. Additionally, the stockholders, on an advisory basis, approved the acceleration of vesting of the NSOs. On December 13, 2011, all of the then-unvested NSOs held by our executive officers (including the named executive officers) who were subject to the excise tax became fully vested and exercisable.

On January 11, 2012, the affected executive officers (including the named executive officers) exercised all of their outstanding NSOs by a cashless exercise in which the company withheld shares to cover the exercise price of the NSOs and, for the executives, any applicable withholding tax obligations. As a result of these exercises, each of the non-employee directors and executive officers (including the named executive officers) significantly increased his or her holdings in the company’s common stock, thereby aligning their economic interests with those of our shareholders and further focusing their attention on enhancing shareholder value.

The following table and the related footnotes present information about the value of the vesting acceleration described above.

NSO Vesting Acceleration

Name	Number of Unvested Shares Accelerated (#)	Intrinsic Value ($)(1)
Bruce C. Cozadd	214,803	3,075,998
Kathryn E. Falberg	92,790	1,701,368
Russell J. Cox	46,236	500,441
Carol A. Gamble	44,959	550,326
Karen J. Wilson	36,993	304,452

(1)	The amounts set forth under the column captioned “Intrinsic Value” consist of the value of the accelerated vesting of unvested NSOs held by each named executive officer. The value was calculated as the difference between (a) $35.69, the closing price of Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on the date of the vesting acceleration and (b) the exercise price of each of the unvested NSOs subject to accelerated vesting. The vesting of NSOs with exercise prices greater than $35.69 was accelerated, but there was no value associated with such vesting acceleration in this table.

The compensation committee has not approved any equity grants to the named executive officers in 2012, as any NSOs granted within the six months after the closing of merger would be subject to the excise tax described above. The compensation committee plans to continue considering equity-based compensation as an important element of the compensation of our named executive officers in the future, but as of the date of this filing, has not approved or committed to make particular grants.

Accounting and Tax Considerations

Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, the company is required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award. Jazz Pharmaceuticals, Inc. has recorded stock-based compensation expense on an ongoing basis according to ASC 718. The compensation committee has considered, and may in the future consider, the grant of restricted stock or restricted stock units to executive officers in lieu of or in addition to stock option grants in light of the accounting impact of ASC 718 with respect to stock option grants and other considerations. Accounting rules also require the company to record cash compensation as an expense at the time the obligation is incurred.

Section 162(m) limits companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” The compensation committee has not yet established a policy for determining which forms of incentive compensation awarded to executive officers shall be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating executive officers in a manner designed to promote the company’s objectives, the compensation committee has not adopted a policy that requires all compensation to be deductible. However, the compensation committee intends to evaluate the effects of the compensation limits of section 162(m) on any compensation it proposes to grant, and the compensation committee intends to provide future compensation in a manner consistent with the best interests of the company and its shareholders.

Conclusion

It is the opinion of the compensation committee that the compensation policies and elements described above provide the necessary incentives to properly align our company’s performance and the interests of its shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executives.

Risk Assessment Concerning Compensation Practices and Policies

In April 2012, the compensation committee reviewed all of the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After review of each of the company’s compensation plans, and the provisions, checks and balances and oversight of each plan, the compensation committee believes that any risks arising from the company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks and, as described in the Compensation Discussion and Analysis above, significant compensation decisions, and decisions concerning the compensation of the company’s executives, include subjective considerations by the compensation committee or the full board of directors, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short term compensation (in the form of salary and annual bonus, if any), and long term compensation (in the form of stock options and other equity awards, if any) also prevents undue focus on short term results and helps align the interests of the company’s executives with the interests of its shareholders.

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the named executive officers. As described above, the individuals named below were selected based on historical data from Jazz Pharmaceuticals, Inc.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Bruce C. Cozadd	2011	563,173	—		2,474,780	552,000	1,710	3,591,663
Chairman and Chief Executive Officer	2010	496,877	—		1,163,414	267,300	1,437	1,929,028
	2009	442,729	—		189,260	205,300	1,574	838,863

Kathryn E. Falberg	2011	377,635	—		707,080	300,000	2,312	1,387,027
Executive Vice President and Chief Financial Officer	2010	366,404	30,000	(2)	498,606	150,000	1,100	1,046,110
	2009	32,288	—		526,930	—	—	559,218

Russell J. Cox(6)	2011	322,576	—		707,080	225,000	1,067	1,255,723
Executive Vice President and Chief Commercial Officer

Carol A. Gamble(7)	2011	361,842	—		618,695	250,000	4,776	1,235,313
Former Senior Vice President and General Counsel	2010	361,758	—		332,404	130,000	1,143	825,305
	2009	348,048	—		75,704	120,412	1,296	545,460

Karen J. Wilson(8)	2011	235,000	—		883,850	125,000	776	1,244,626
Vice President, Finance and Principal Accounting Officer

(1)	The dollar amounts in this column represent base salary earned during the indicated fiscal year. For more information regarding salaries in 2009, 2010 and 2011, see “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Base Salary” above.

(2)	The dollar amount represents a cash signing bonus paid on Ms. Falberg’s the first regular pay day 90 days after her start date pursuant to the terms of her offer of employment.

(3)

The dollar amounts in this column represent the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year, as determined in accordance with ASC 718. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals, Inc.’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers. As described in footnote (5) to the Grants of Plan Based Awards table below, the was no incremental fair value, as determined in accordance with ASC 718, associated with the modification of NSOs held by the named executive officers in 2011 to provide for the full acceleration of vesting in connection with the merger with Azur Pharma, which vesting acceleration is described under “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above. For a table showing the intrinsic values realized by the named executive officers upon the accelerated vesting of the

NSOs, as calculated based on the difference between the applicable exercise price of the shares subject to the named executive officers’ NSOs that were accelerated and the closing price of Jazz Pharmaceuticals, Inc.’s common stock on the vesting acceleration date, please refer to the section entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above.

(4)	The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information, see “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(5)	Represents group term life insurance premiums paid by Jazz Pharmaceuticals, Inc.

(6)	Mr. Cox joined Jazz Pharmaceuticals, Inc. in July 2010 and became an executive officer in January 2011.

(7)	Ms. Gamble retired from the company effective March 12, 2012.

(8)	Ms. Wilson joined Jazz Pharmaceuticals, Inc. in February 2011 and became an executive officer in March 2011.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2011, certain information regarding grants of plan-based awards to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2011

Name	Award Type		Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Bruce C. Cozadd	Annual Cash		—	—	366,062	—	—	—
	Annual Option	(4)	3/10/11	2/8/11	—	140,000	27.46	2,474,780
	Modified Option	(5)	2/27/07	2/27/07	—	700	19.37	—
	Modified Option	(5)	5/16/08	4/8/08	—	1,837	7.96	—
	Modified Option	(5)	1/21/09	1/21/09	—	10,936	1.25	—
	Modified Option	(5)	3/8/10	3/4/10	—	61,330	11.48	—
	Modified Option	(5)	3/10/11	2/8/11	—	140,000	27.46	—

Kathryn E. Falberg	Annual Cash		—	—	151,054	—	—	—
	Annual Option	(4)	3/10/11	2/8/11	—	40,000	27.46	707,080
	Modified Option	(5)	12/7/09	12/7/09	—	22,790	7.35	—
	Modified Option	(5)	3/8/10	3/4/10	—	30,000	11.48	—
	Modified Option	(5)	3/10/11	2/8/11	—	40,000	27.46	—

Russell J. Cox	Annual Cash		—	—	129,030	—	—	—
	Annual Option	(4)	3/10/11	2/8/11	—	40,000	27.46	707,080
	Modified Option	(5)	8/25/10	7/28/10	—	6,236	8.23	—
	Modified Option	(5)	3/10/11	2/8/11	—	40,000	27.46	—

Carol A. Gamble	Annual Cash		—	—	144,737	—	—	—
	Annual Option	(4)	3/10/11	2/8/11	—	35,000	27.46	618,695
	Modified Option	(5)	2/27/07	2/27/07	—	198	19.37	—
	Modified Option	(5)	1/21/09	1/21/09	—	2,222	1.25	—
	Modified Option	(5)	3/8/10	3/4/10	—	7,539	11.48	—
	Modified Option	(5)	3/10/11	2/8/11	—	35,000	27.46	—

Karen J. Wilson	Annual Cash		—	—	70,500	—	—	—
	Annual Option	(4)	3/10/11	2/8/11	—	50,000	27.46	883,850
	Modified Option	(5)	3/10/11	2/8/11	—	36,993	27.46	—

(1)	This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2011 under the performance cash bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Other than with respect to Ms. Wilson, target bonuses were set as a percentage of each named executive officer’s annual base salary earned for the fiscal year ended December 31, 2011 and were 65% for Mr. Cozadd and 40% for each of Ms. Falberg, Mr. Cox and Ms. Gamble. Ms. Wilson’s target bonus percentage was not set in advance and under the performance bonus plan, her target bonus range was between 20% and 35% of her base salary earned for the fiscal year ended December 31, 2011. For purposes of the table above, we calculated Ms. Wilson’s target bonus as 30% of her base salary earned for the fiscal year ended December 31, 2011. The dollar value of the actual bonus award earned for the year ended December 31, 2011 for each named executive officer is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2011. For a description of the performance bonus plan, please see “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(2)	Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant. The stock options granted in 2011 carry an exercise price of $27.46 per share, the closing price of Jazz Pharmaceuticals, Inc.’s common stock on the grant date.

(3)	The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2011 or the incremental fair value resulting from the modification of stock options held by the named executive officers in 2011, as applicable. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the notes to Jazz Pharmaceuticals, Inc.’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012.

(4)	Annual stock options were granted under the 2007 Plan. For a description of the terms of these stock options, please see “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above and for a general description of the terms of stock option awards granted under the 2007 Plan, please see “Description of Compensation Arrangements—Equity Compensation Arrangements—2007 Equity Incentive Plan” below.

(5)

As described under “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards,” NSOs held by the named executive officers were modified in 2011 to provide for the full acceleration of vesting in connection with the merger with Azur Pharma. The stock options reported in the table above and identified as a “Modified Option” represent the same stock options that were originally granted in 2011 and in prior years at the exercise price on the original grant date, with the shares as shown representing shares subject to NSOs that became vested on the vesting acceleration date, and the amount reported in the “Grant Date Fair Value of Stock and Option Awards” column with respect to the modified stock options represents the incremental fair value on the modification date associated with those modified stock options, which was $0 as determined in accordance with ASC 718. For purposes of these modified awards, the “Grant Date” represents the original grant date for these awards, which is the grant date determined for financial statement reporting purposes pursuant to ASC 718 and was not changed as a result of the modification; accordingly, the “Approval Date,” for purposes of the modified awards represents the date the board of directors or the compensation committee originally approved the awards. With respect to each of the modified NSOs, the vesting acceleration became effective on December 13, 2011. Please also see footnote (3) to the Summary Compensation Table above. For a table showing the intrinsic values realized by the named executive officers upon the accelerated vesting of the NSOs, as calculated based on the difference between the applicable exercise price of the shares subject to the named executive officers’ NSOs that were accelerated and the closing price of Jazz Pharmaceuticals,

Inc.’s common stock on the vesting acceleration date, please refer to the section entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above.

Description of Compensation Arrangements

Executive Employment and Severance Agreements

The company does not have employment agreements currently in effect with any of its named executive officers. Like other employees, executives are eligible for annual salary increases, participation in the annual performance bonus plan and discretionary equity grants.

From time to time, we have provided an offer letter in connection with an executive officer’s commencement of employment, which describes such executive officer’s initial terms of employment. For example, in November 2009, we provided Ms. Falberg with an offer letter that included an initial base salary and a hiring bonus of $30,000. However, Ms. Falberg’s employment is at will and not governed by the terms of her offer letter.

In connection with Ms. Gamble’s retirement, the company and Ms. Gamble entered into a separation agreement on January 18, 2012, pursuant to which we retained Ms. Gamble as a consultant during the period from her retirement on March 12, 2012 until July 12, 2012, unless the consulting relationship is terminated earlier under certain circumstances or extended by mutual agreement of the parties. During the consulting period, Ms. Gamble will be compensated at a rate of $200 per hour for services performed at our request and the stock options previously granted to Ms. Gamble under our equity incentive plans will continue to vest during the consulting period in accordance with their existing terms. Pursuant to the separation agreement, in exchange for Ms. Gamble’s full general release of claims and in recognition of her services to the company, we agreed (i) to make a single lump sum payment to Ms. Gamble of $301,667, which is equal to ten months of her current base salary, less required deductions and withholdings, and (ii) to pay the COBRA premiums necessary to continue Ms. Gamble’s health insurance coverage (including dependent and other family member coverage, if any) until the earlier to occur of the date on which Ms. Gamble and her dependents are covered by another employer’s group health plan, or December 31, 2012. Including a 2% administrative fee assessed by the service provider, we estimate that our payment obligations with respect to the continuation of Ms. Gamble’s health insurance coverage through December 31, 2012 will be $16,742.

Amended and Restated Executive Change in Control and Severance Benefit Plan

Each of the named executive officers is a participant in the severance benefit plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control.”

Equity Compensation Arrangements

We have granted stock options to the named executive officers under the 2007 Plan and under the 2003 Equity Incentive Plan, or the 2003 Plan. A description of such awards is provided under the headings above entitled “Compensation Discussion and Analysis—Executive Compensation Program—Long-Term Equity Awards” and “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards.” As a general matter, the vested portion of stock options granted to the named executive officers will expire three months after each named executive officer’s last day of service, subject to extension upon certain termination situations such as death or disability and subject to accelerated vesting in connection with certain transactions as described under the heading in this section below entitled “—Potential Payments upon Termination or Change in Control.”

In connection with the merger with Azur Pharma, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the merger. The 2011 Plan became effective immediately before the consummation of the merger and was assumed and adopted by us upon the consummation of the merger. The 2011 Plan will be used to grant awards to employees of our company and its subsidiaries on a post-merger basis. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, shares, or other property. The compensation committee has not approved any grants to the named executive officers under the 2011 Plan to date.

2007 Equity Incentive Plan

The 2007 Plan, which was initially was adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the merger. The following is a brief summary of the material terms of the 2007 Plan.

Administration. The board of directors has delegated its authority to administer the 2007 Plan to the compensation committee. Subject to the terms of the 2007 Plan, the board of directors or an authorized committee, determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting.

Awards. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors, and consultants. Incentive stock options may be granted only to employees, including executive officers.

Corporate Transaction. Pursuant to the 2007 Plan, in the event of a Corporate Transaction (as defined in the 2007 Plan and described below), the board of directors has the discretion to take one or more of the following actions with respect to outstanding stock awards:

•	arrange for the assumption, continuation, or substitution of a stock award by the surviving or acquiring entity (or its parent company);

•	arrange for the assignment of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);

•

accelerate the vesting and exercisability of a stock award prior to the effective time of the Corporate Transaction followed by the termination of such stock award if it is not exercised at or prior to the Corporate Transaction;

•	arrange for the lapse of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award;

•

cancel or arrange for the cancellation of a stock award, to the extent not vested or not exercised prior to the effective time of the Corporate Transaction, in exchange for cash consideration as the board of directors considers appropriate; and

•

arrange for the surrender of a stock award in exchange for a payment equal to the excess of (a) the value of the property the holder of the stock award would have received upon the exercise of the stock award, over (b) any exercise price payable by such holder in connection with such exercise.

The board of directors need not take the same action for each stock award. For purposes of the 2007 Plan, a “Corporate Transaction” generally means (i) a sale or disposition of all of our assets or a sale or disposition of at least 90% of our outstanding securities; (ii) a merger, consolidation or similar transaction after which we are not the surviving corporation; or (iii) a merger, consolidation or similar transaction after which we are the surviving corporation but its shares are converted into other property.

Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a Change in Control as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The form of stock option agreement adopted by the board of directors under the 2007 Plan provides that in the event an optionee’s service relationship with us or a successor entity is terminated, due to an Involuntary Termination Without Cause (as defined in the stock option agreement and as described below) within 12 months following, or one month prior to, the effective date of a Change in Control (as defined in the 2007 Plan and described below), the vesting and exercisability of the stock option will accelerate in full. For purposes of the 2007 Plan and the form stock option agreement issued thereunder, a “Change in Control” has a similar meaning as under the severance benefit plan, as described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan ,” except that it also means a change in which the members of the incumbent board of directors (or persons elected by a majority of the incumbent board of directors) cease to constitute a majority of the board of directors.

An “Involuntary Termination without Cause” generally means that a participant’s service relationship with us is terminated by any reason other than for the following reasons (and not upon a participant’s death or disability) (i) participant’s intentional act, or act with gross negligence, that materially injures our business; (ii) participant’s intentional refusal or failure to follow lawful and reasonable directions of the board of directors or the appropriate individual to whom participant reports; (iii) participant’s willful and habitual neglect of duties; or (iv) participant’s conviction of a felony involving moral turpitude that is likely to inflict or has inflicted material injury on our business. Notwithstanding the forgoing, the conduct described in clause (ii) and (iii) will not constitute cause for involuntary termination unless such conduct has not been cured within 15 days following participant’s written notice from us specifying the particulars of such conduct.

2003 Equity Incentive Plan

The 2003 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders, was continued and assumed by us upon consummation of the merger. The material terms of the 2003 Plan are summarized below.

Administration. The board of directors has the authority to administer the 2003 Plan and the awards granted under it. The 2007 Plan is the successor to and continuation of the 2003 Plan and upon adoption of the 2007 Plan, no additional awards may be granted under the 2003 Plan. Although no additional awards may be granted under the 2003 Plan, all outstanding awards under the 2003 Plan continue to be governed by their existing terms.

Fundamental Transactions. Pursuant to the 2003 Plan, in the event of certain Fundamental Transactions (as described below), the Jazz Pharmaceuticals board of directors has the discretion to take one or more of the following actions:

•	arrange for the assumption or substitution of outstanding awards;

•	accelerate the vesting and termination of outstanding awards in whole or in part;

•	cancel or arrange for the cancellation of awards in exchange for cash payments; and

•	arrange for any repurchase rights applicable to award shares to apply to any substituted securities issued in the transaction or be terminated.

The board of directors need not take the same action for each award.

Under the form of stock option agreement under the 2003 Plan, as amended, the vesting and exercisability of stock options granted under the 2003 Plan will accelerate in full if, within 12 months following, or one month prior to, the effective date of a Change in Control (as defined in the 2007 Plan), the participant’s continuous service with us or a successor entity is terminated due to an Involuntary Termination Without Cause.

For purposes of the 2003 Plan, a “Fundamental Transaction” includes (i) a merger or transaction in which our shares are exchanged for other securities; (ii) a merger transaction after which our shareholders cease to own 50% of the voting power of Jazz Pharmaceuticals; (iii) a person or group acquire 30% or more of our total combined voting power; or (iv) members of our board of directors cease to constitute a majority of our board of directors due to a contested election. The term “Involuntary Termination Without Cause” has a similar meaning as described above with respect to the 2007 Plan.

In connection with the merger, each stock option under 2007 Plan and the 2003 Plan outstanding immediately prior to the merger was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the effective time of the merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc. common stock subject to such option immediately prior to the effective time of the merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option. The merger did not constitute a Change in Control or Fundamental Transaction for purposes of either the 2007 Plan or the 2003 Plan.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended ESPP became effective immediately prior to the effective time of the merger and was assumed by us upon the consummation of the merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all regular employees of the company (including the named executive officers) or of any of a parent or subsidiary company if the board of directors designates such company as eligible to participate, may participate and may contribute, normally through payroll deductions, up to 15% of their earnings (and for purchase periods beginning on December 1, 2010, up to a total of $15,000 per purchase period) for the purchase of our ordinary shares under the ESPP (or Jazz Pharmaceuticals, Inc. common stock prior to the merger). The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.

Stock Option Vesting Acceleration in Connection with the Merger with Azur Pharma

In connection with the merger with Azur Pharma, all of the unvested shares subject to NSOs held on December 13, 2011 by our executive officers (including the named executive officers) and members of our board of directors who are subject to the excise tax imposed by Section 4985 of the Code, became fully vested and exercisable. For additional information on this vesting acceleration benefit, please see the Summary Compensation Table and the Grants of Plan Based Awards in Fiscal 2011 table above, as well as “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards.”

Performance Bonus Plan

We maintain an annual performance bonus plan to reward executive officers and other employees for successful achievement of company-wide and individual performance objectives. For more information regarding the Performance Bonus Plan, please see “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards.”

401(k) Plan

Our employees are eligible to participate in the Jazz Pharmaceuticals 401(k) plan. The 401(k) plan is intended to qualify as a tax qualified plan under section 401 of the Code. The 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $16,500 in 2011 (with a larger “catch up” limit for older employees). Employee contributions are held and invested by the plan’s trustee. The 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. To date, we have not made any such discretionary or matching contributions to the plan.

Additional Benefits

The named executive officers are eligible to participate in our benefit plans generally available to all employees, as described in “Compensation Discussion and Analysis—Executive Compensation Program—Other Benefits.”

Pension Benefits

The named executive officers did not participate in, or otherwise receive any benefits under, any defined benefit pension plan sponsored by us during the year ended December 31, 2011.

Nonqualified Deferred Compensation

During the year ended December 31, 2011, the named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by Jazz Pharmaceuticals, Inc. that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2011, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable		Unexercisable
Bruce C. Cozadd	140,000		—	(2)	27.46	03/09/2021
	122,580		17,420	(2)(3)	11.48	03/07/2020
	199,824		176	(2)(4)	1.25	01/20/2019
	99,462		7,038	(2)(5)	7.96	05/15/2018
	38,403		2,259	(2)(6)	19.37	02/26/2017
	164,120		—		15.09	02/17/2014
	54,707		—		30.18	02/17/2014
	54,707		—		45.27	02/17/2014

Kathryn E. Falberg	40,000	(1)	—	(2)	27.46	03/09/2021
	56,250		3,750	(2)(7)	11.48	03/07/2020
	72,790		27,210	(2)(8)	7.35	12/06/2019

Russell J. Cox	40,000	(1)	—	(2)	27.46	03/09/2021
	26,950		33,050	(2)(9)	8.23	08/24/2020

Carol A. Gamble(10)	35,000		—	(2)	27.46	03/09/2021
	25,039		14,961	(2)(11)	11.48	03/07/2020
	28,892		2,223	(2)(4)	1.25	01/20/2019
	25,135		3,750	(2)(5)	7.96	05/15/2018
	21,335		1,255	(2)(6)	19.37	02/26/2017
	62,652		—		15.09	02/17/2014
	20,884		—		30.18	02/17/2014
	20,884		—		45.27	02/17/2014

Karen J. Wilson	36,993		13,007	(2)(12)	27.46	03/09/2021

(1)	In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2007 Plan and 2003 Plan including the potential for future vesting acceleration described under “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(2)	On October 24, 2011, the board of directors approved the full vesting of unvested shares subject to the portion of this stock option award that was deemed to be an NSO at the time of grant. Such vesting acceleration became effective on December 13, 2011. For additional information on this vesting acceleration benefit, please see “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above. After the vesting acceleration of NSO portion of this stock option award, the portion of this stock option award that was deemed to be an incentive stock option at the time of grant continued to be subject to the vesting schedule described below in notes (3)— (9) and (11)—(12), as applicable.

(3)	The unexercisable shares subject to this stock option award as of December 31, 2011 will vest with respect to 8,710 shares monthly from January 8, 2002 to December 8, 2013 and the remainder monthly from December 8, 2013 to March 8, 2014.

(4)	The unexercisable shares subject to this stock option award as of December 31, 2011 fully vested on January 21, 2012.

(5)	The unexercisable shares subject to this stock option award as of December 31, 2011 fully vested on April 8, 2012.

(6)	The unexercisable shares subject to this stock option award as of December 31, 2011 fully vested on February 27, 2012.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2011 will vest monthly from December 8, 2013 to March 8, 2014.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2011 will vest monthly from January 1, 2012 to December 1, 2013.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2011 will vest with respect to 24,300 shares monthly from January 21, 2012 to December 21, 2013 and the remainder monthly from January 21, 2014 to July 21, 2014.

(10)	Ms. Gamble retired from our company effective March 12, 2012. In connection with her retirement, we entered into a separation agreement with Ms. Gamble pursuant to which she is retained as a consultant until July 12, 2012. The separation agreement provides for the outstanding stock options held by Ms. Gamble under our equity incentive plans to continue to vest during her consulting period in accordance with their existing terms. All of her options will expire within three months after the end of her consulting period.

(11)	The unexercisable shares subject to this stock option award as of December 31, 2011 will vest with respect to 3,751 shares monthly from January 8, 2012 to December 8, 2012, 8,710 shares monthly from January 8, 2013 to December 8, 2013 and the remainder monthly from January 8, 2014 to March 8, 2014.

(12)	The unexercisable shares subject to this stock option award as of December 31, 2011 will vest with respect to 1,986 shares on February 7, 2012, 1,655 shares monthly from March 7, 2012 to December 7, 2012, 7,282 shares monthly from January 7, 2013 to December 7, 2014 and the remainder monthly from January 7, 2015 to February 7, 2015.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock options, nor did any shares of Jazz Pharmaceuticals, Inc. common stock held by our named executive officers vest, during the year ended December 31, 2011. However, our named executive officers exercised all of their outstanding NSOs on January 11, 2012, as further described under “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Change in Control and Severance Benefit Plan

Under Jazz Pharmaceuticals, Inc.’s severance benefit plan, which we assumed upon the consummation of the merger, in the event that an executive’s employment terminates due to an Involuntary Termination without Cause or a Constructive Termination, within 12 months following a Change in Control (as such capitalized terms are defined in the severance benefit plan and described generally below), and assuming all of the other conditions of the severance benefit plan are met, then each executive who is a participant in the severance benefit plan would be entitled to the following benefits under the severance benefit plan:

•	A single lump sum cash severance payment equal to the sum of: (1) the executive’s base salary in effect during the last regularly scheduled payroll period immediately preceding the termination

(without, as a general matter, giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination), which is referred to as the applicable base salary, multiplied by the applicable percentage set forth below; plus (2) the product of (i) the applicable base salary and (ii) the greater of any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination (subject to an alternative calculation as well as a reduction for executives who have not been employed for the entire calendar year prior to the date of termination), or the applicable bonus percentage, and (iii) the applicable percentage set forth below; plus (3) the product of (A) the executive’s applicable base salary and (B) the executive’s applicable bonus percentage and (C) the quotient obtained by dividing the number of full months that an executive is employed in the year of an applicable termination by 12. As of December 31, 2011, the applicable percentages were 150% for the Chairman and Chief Executive Officer or President (currently only Mr. Cozadd), 125% for Senior Vice Presidents and 100% for Vice Presidents.

The compensation committee approved certain modifications to the severance benefit plan in February 2012, including (i) amending the applicable bonus percentage to mean the greater of (a) any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination or (b) the executive’s target bonus, expressed as a percentage of annual base salary, for the calendar year in which the termination occurs (subject to an alternative calculation as well as a reduction for executives who have not been employed for the entire calendar year prior to the date of termination), and (ii) amending the applicable percentages to be 200% for the Chairman and Chief Executive Officer or President, 150% for Executive Vice Presidents and Senior Vice Presidents and 100% for Vice Presidents.

•

Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us. As of December 31, 2011, the applicable COBRA payments were for a period of up to (i) 18 months for the Chairman and Chief Executive Officer or President, (ii) 15 months for Senior Vice Presidents, and (iii) 12 months for Vice Presidents, provided that the executive timely elects continued coverage.

With the February 2012 modification to the severance benefit plan, the applicable COBRA payments were amended to be for a period of up to (i) 24 months for the Chairman and Chief Executive Officer or President, (ii) 18 months for Executive Vice Presidents and Senior Vice Presidents, and (iii) 12 months for Vice Presidents, provided that the executive timely elects continued coverage.

•	Acceleration in full of the vesting and exercisability, and termination of any of our repurchase rights, with respect to outstanding stock options and other equity awards held by the executives.

The following key terms are defined in the severance benefit plan:

•

A “Change in Control” generally means the consummation of any of the following events (i) a person or group acquires ownership of more than 50% of Jazz Pharmaceuticals’ outstanding securities (other than in connection with a private financing, recapitalization or conversion or restructuring of Jazz Pharmaceuticals’ indebtedness); (ii) a merger transaction involving Jazz Pharmaceuticals, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity; (iii) a complete dissolution or liquidation of Jazz Pharmaceuticals; or (iv) a sale, lease, license or other disposition of substantially all of Jazz Pharmaceuticals’ assets.

•

An “Involuntary Termination without Cause” generally means an executive’s employment relationship with Jazz Pharmaceuticals is terminated by any reason other than for the following reasons (and not upon an executive’s death or disability) (i) executive’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to Jazz Pharmaceuticals; (ii) executive’s material breach of any agreement with Jazz Pharmaceuticals after opportunity to cure; (iii) executive’s material failure to comply with our written policies or rules after opportunity to cure; (iv) executive’s conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude;

(v) executive’s gross misconduct; (vi) executive’s continued failure to perform his or her assigned duties after notification; or (vii) executive’s failure to cooperate in good faith with any governmental or internal investigation of Jazz Pharmaceuticals, its directors, officers or employees.

•

A “Constructive Termination” generally means an executive resigns employment after any of the following actions or events (i) a reduction in executive’s base salary by more than ten percent (other than a company-wide or executive-level general reduction); (ii) a relocation of executive’s place of employment by more than 35 miles without executive’s consent; (iii) a substantial reduction in the executive’s duties or responsibilities prior to a Change in Control; (iv) a reduction in executive’s title; or (v) a substantial increase in executive’s required business travel without executive’s consent.

We benefit by requiring our executive officers to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the severance benefit plan. All other benefits (such as life insurance, disability coverage and 401(k) plan coverage) will terminate as of the executive’s termination date.

The severance benefit plan does not provide for the gross up of any excise taxes imposed by section 4999 of the Code. If any of the severance benefits payable under the severance benefit plan would constitute a “parachute payment” within the meaning of section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, the severance benefit plan provides for a best-after tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in executive’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.

No executive would receive benefits under the severance benefit plan if (i) the executive has entered into an individually negotiated employment agreement that provides for severance or change in control benefits, (ii) the executive is entitled to receive benefits under another severance benefit plan maintained by us that provides benefits in connection with an Involuntary Termination without Cause or a Constructive Termination, in each case within 12 months following a Change in Control, (iii) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us or (iv) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information. In addition, benefits would be terminated under the severance benefit plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or engages in certain solicitation or business interference activities.

The structure and amount of benefits provided under the severance benefit plan are intended to balance Jazz Pharmaceuticals’ goals of attracting and retaining highly qualified individuals, providing the appropriate incentive for such individuals to perform in the best interests of our shareholders and maintaining responsible pay practices. In 2008 and early 2011, Jazz Pharmaceuticals’ compensation committee reviewed the publicly disclosed severance and change in control benefits offered by pharmaceutical companies with whom Jazz Pharmaceuticals competes to gain a general understanding of the benefits offered by its competitors. In February 2012, our compensation committee further reviewed the benefits offered under the severance benefit plan in light of the consummation of the merger after reviewing a market data analysis for severance benefits prepared by Radford and approved certain modifications to the plan.

Equity Compensation Plans

The 2007 Plan and 2003 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above in the section entitled “Description of Compensation Arrangements—Equity Compensation Arrangements .”

Potential Payments upon Termination or Change in Control Table

The following table estimates the potential severance payments and benefits under the severance benefit plan to which the named executive officers would be entitled in connection with specified termination events, as if the named executive officers’ employment had terminated as of December 31, 2011. In addition, the table sets forth the amounts to which the named executive officers would be entitled under the 2007 Plan if, upon a corporate transaction or change in control transaction the board of directors exercised its discretion to accelerate the vesting and exercisability of the stock options and such event occurred on December 31, 2011. The table below does not include the vesting acceleration benefit provided to the named executive officers in connection with the merger with Azur Pharma, which vesting acceleration benefit was provided since our board of directors determined that our named executive officers should have the opportunity to avoid the excise tax imposed by Section 4985 of the Code by exercising their outstanding NSOs. For additional information on this vesting acceleration benefit, please see the Summary Compensation Table and the Grants of Plan Based Awards in Fiscal 2011 table above, as well as “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards.”

Other than as described in this section and above under “Description of Compensation Arrangements—Executive Employment and Severance Agreements” with respect to the terms of Ms. Gamble’s separation agreement, there are no other agreements, arrangements or plans that entitle any named executive officers to severance, perquisites or other benefits upon termination of employment or a change in control. For purposes of the table below, we have assumed that none of the potential severance benefits payable under the severance benefit plan would be subject to the excise tax imposed by section 4999 of the Code and therefore would not be reduced in accordance with the terms of the severance benefit plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL AS OF

DECEMBER 31, 2011

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2007 Equity Incentive Plan—Certain Corporate Transactions ($)(5)
Bruce C. Cozadd	Lump Sum Cash Severance Payment(2)	2,271,250	—
	COBRA Payments(2)	31,002	—
	Vesting Acceleration(3)	783,896	738,896

	Benefit Total	3,086,148	738,896

Kathryn E. Falberg	Lump Sum Cash Severance Payment(2)	958,915	—
	COBRA Payments(2)	25,393	—
	Vesting Acceleration(3)	952,941	952,941

	Benefit Total	1,937,249	952,941

Russell J. Cox	Lump Sum Cash Severance Payment(2)	812,500	—
	COBRA Payments(2)	26,844	—
	Vesting Acceleration(3)	1,004,720	1,004,720

	Benefit Total	1,884,064	1,004,720

Carol A. Gamble(4)	Lump Sum Cash Severance Payment(2)	905,000	—
	COBRA Payments(2)	25,393	—
	Vesting Acceleration(3)	628,471	628,471

	Benefit Total	1,558,864	628,471

Karen J. Wilson	Lump Sum Cash Severance Payment(2)	403,000	—
	COBRA Payments(2)	13,226	—
	Vesting Acceleration(3)	145,288	145,288

	Benefit Total	561,514	145,288

(1)	These benefits would be payable under the severance benefit plan if the Involuntary Termination without Cause or Constructive Termination occurred within 12 months following a Change in Control and assuming such termination took place on December 31, 2011. The forms of stock option agreements under the 2007 Plan (and the 2003 Plan) provide for the same vesting acceleration benefit as shown here under the severance benefit plan, therefore no separate vesting acceleration benefit is listed. The merger with Azur Pharma did not constitute a change in control or similar event under any of the severance benefit plan, the 2007 Plan or the 2003 Plan.

(2)	As noted in footnote (1) above, the benefits payable and estimated in the table above assume the termination took place on December 31, 2011. However, to provide meaningful disclosure to investors, with respect to the severance benefit plan, the cash severance benefit payment and COBRA payments have been calculated assuming that the February 2012 modifications to the severance benefit plan described above had been effective on December 31, 2011 since the February 2012 modifications provide greater benefits to the named executive officers than existed under the severance benefit plan prior to its modification.

(3)	The value of stock option vesting acceleration is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the unvested stock option shares subject to acceleration. The stock options do not include the unvested NSOs whose vesting was accelerated on December 13, 2012. The value of the accelerated vesting of unvested NSOs is described and quantified under “Compensation Discussion and Analysis—2011 Compensation Decisions for Named Executive Officers—Stock Option Awards” above.

(4)	Ms. Gamble retired from our company effective as of March 12, 2012. See “Description of Compensation Arrangements—Executive Employment and Severance Agreements” above for a description and quantification of the benefits Ms. Gamble received under her separation agreement entered into in connection with her retirement.

(5)	These benefits would be payable under the 2007 Plan if, upon a corporate transaction event the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options, assuming the vesting acceleration took place on December 31, 2011 and without regard to whether the named executive officer was providing services to us as of such date. For a description of the potential vesting acceleration provisions in the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

DIRECTOR COMPENSATION

Cash Compensation Arrangements

Pre-Merger Arrangements. Pursuant to our non-employee director compensation program that was in place for non-employee directors of Jazz Pharmaceuticals, Inc. prior to the merger, for periods beginning August 15, 2010, with each period from August 15 of any year until August 14 of the following year, each non-employee director who was providing board services prior to the start of a new period was entitled to receive the following cash compensation for his or her services, as applicable, which amounts were earned and payable in advance in two equal semi-annual installments on August 15 of any year and February 15 of the following year:

•	a $35,000 annual retainer for service as a member of our board of directors for each period;

•

a supplemental annual retainer for each period for the Chairs of the board committees in the following amounts: $20,000 for the Chair of the audit committee; $15,000 for the Chair of our compensation committee; and $10,000 for the Chair of the nominating and corporate governance committee; and

•

a supplemental annual retainer for each period for each member of the following committees other than the Chairs, in the following amounts: $10,000 for members of the audit committee; $7,500 for members of the compensation committee; $5,000 for members of the nominating and corporate governance committee of our board of directors; and $5,000 for members of the corporate strategy committee.

Pursuant to the prior non-employee director compensation program, for a new director joining our board of directors on or after August 15 of any period, the cash compensation described above was earned and payable in advance on (1) the 31st day following the individual’s initial election or appointment to our board of directors and (2) if such 31 st day was prior to February 15 of the period in which he or she was first elected or appointed, February 15 of such period. In addition, the cash compensation described above was pro rated for the then on-going period in which he or she was first elected or appointed based on the number of days the director served on our board of directors and each committee, as applicable (beginning with the date of the first board meeting the new director attended as a director on or after the date of his/her initial election or appointment to our board of directors) ending on the next August 15. If the director was first entitled to a cash compensation prior to February 15 of a period, the director would have received the pro-rated amount of the cash compensation for the on-going semi-annual period in which he or she first attended such meeting, and the full semi-annual amount of the cash compensation for the remaining semi-annual period on February 15. Each non-employee director was permitted to (and continue to be eligible) to defer receipt of his or her cash compensation pursuant to the Directors Deferred Compensation Plan, which is described below.

Post-Merger Arrangements. Pursuant to our current compensation program for non-employee directors, which was established in January 2012, each non-employee director is entitled to receive the following cash compensation for board services, as applicable:

•	a $55,000 annual retainer for service as a member of our board of directors (paid quarterly);

•

a supplemental annual retainer for the Chairs of the board committees in the following amounts: $25,000 for the Chair of the audit committee, $22,500 for the Chair of the compensation committee and $20,000 for the Chair of the nominating and corporate governance committee (each paid quarterly); and

•

a supplemental annual retainer for each member of the following committees other than the Chairs, in the following amounts: $15,000 for service as a member of the audit committee, $12,500 for service as a member of the compensation committee and $10,000 for service as a member of the nominating and corporate governance committee (each paid quarterly).

The non-employee members of our board of directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings.

Directors Deferred Compensation Plan

In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, which was amended in December 2008 and was then amended and restated in August 2010 (the Directors Deferred Compensation Plan, as so amended and restated, is referred in this report as the “Directors Deferred Plan”), which was Directors Deferred Plan was continued and assumed in connection with the merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as shares of our common stock (or ordinary shares following the merger) to a phantom stock account, the number of which are based on the amount of the retainer fees deferred divided by the market value of our common stock (or ordinary shares following the merger) on the first trading day of the first open window period following the date the retainer fees are deemed earned. On the 10 th business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in shares of our common stock (or ordinary shares following the merger) (i) reserved under the Amended and Restated 2007 Non-Employee Directors Stock Option Plan, or 2007 Directors Plan, prior to August 15, 2010 and (ii) from a new reserve of 200,000 shares set up under the Directors Deferred Plan on or after August 15, 2010. The Directors Deferred Plan may be amended or terminated at any time by the board of directors, and in form and operation is intended to be compliant with Section 409A of the Code.

2007 Non-Employee Directors Stock Option Plan

The 2007 Directors Plan, which was initially was adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the merger with Azur Pharma. Until October 2011, the 2007 Directors Plan provided for the automatic grant of nonstatutory stock options to purchase shares of our common stock to non-employee directors over their period of service on our board of directors. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on each January 1, from January 1, 2008 through January 1, 2017, by the sum of (a) the excess of (i) the number of shares of our common stock (or ordinary shares following the merger) subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases occurring on or prior to January 1, 2010 only, the aggregate number of shares credited to non-employee directors’ stock accounts under the Directors Deferred Plan (or such lesser amount as may be approved by our board of directors).

Pursuant to the terms of the 2007 Directors Plan, until October 2011, any individual who first became a non-employee director was automatically granted an option to purchase 30,000 shares of Jazz Pharmaceuticals, Inc. common stock. Each initial option vests with respect to one-third of the shares on the first anniversary of the date of grant, and the balance in a series of 24 successive equal monthly installments thereafter. In addition, until October 2011, each individual who was serving as a non-employee director on the first trading day on or after August 15 of each year was automatically granted an option to purchase 12,500 shares of Jazz Pharmaceuticals, Inc. common stock on such date. The shares subject to each such annual option vest in a series of 12 successive equal monthly installments measured from the date of grant. All stock options granted under the 2007 Directors Plan have a maximum term of ten years, and the exercise price of each option granted under the 2007 Directors Plan was equal to 100% of the fair market value of our common stock on the date of grant.

On October 24, 2011, the board of directors amended the 2007 Directors Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, in connection with the merger with Azur Pharma. Accordingly, all future stock option grants under the 2007 Directors Plan will be in the discretion of the board of directors. As of the date of this report, the board of directors has not yet determined the equity compensation arrangements for non-employee directors on a post-merger basis. In addition, in connection with the merger with Azur Pharma, all of the unvested shares subject to options granted under the 2007 Directors Plan and held on December 13, 2012 by members of our board of directors who are subject to the excise tax described above became fully vested and exercisable. For additional information on this vesting acceleration benefit, please see “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” and the Director Compensation table below.

If a non-employee director’s service relationship with us, or any of our affiliates, whether as a non-employee director or subsequently as an employee, director or consultant of Jazz Pharmaceuticals or an affiliate, ceases for any reason other than disability or death, or after any 12-month period following a change in control, the optionee may exercise any vested options for a period of three months following the cessation of service. If such an optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise the option for a period of 12 months in the event of disability, and 18 months in the event of death. If such an optionee’s service terminates within 12 months following a specified change in control transaction, the optionee may exercise the option for a period of 12 months following the effective date of such a transaction. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

In the event of certain significant corporate transactions, all outstanding options under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such options, then (a) with respect to any such options that are held by optionees then performing services for us or our affiliates, the vesting and exercisability of such options will be accelerated in full and such options will be terminated if not exercised prior to the effective date of the corporate transaction and (b) all other outstanding options will terminate if not exercised prior to the effective date of the corporate transaction. The board of directors may also provide that the holder of an outstanding option not assumed in the corporate transaction will surrender such option in exchange for a payment equal to the excess of (a) the value of the property that the optionee would have received upon exercise of the option, over (b) the exercise price otherwise payable in connection with the option. In addition, the vesting and exercisability of options held by non-employee directors who are either required to resign their position in connection with a specified change in control transaction or are removed from their position in connection with such a change in control will be accelerated in full.

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all non-employee directors of Jazz Pharmaceuticals, Inc. for the fiscal year ended December 31, 2011. Mr. Cozadd, our Chairman and Chief Executive Officer, and Robert Myers, the former President and a former director of Jazz Pharmaceuticals, Inc., are not listed in the following table since they are, or were, employees of Jazz Pharmaceuticals and did not receive any additional compensation for serving on Jazz Pharmaceuticals, Inc.’s board of directors or its committees.

DIRECTOR COMPENSATION FOR FISCAL 2011

Name	Fees Earned or Paid in Cash or Deferred Stock ($)(1)	Option Awards ($)(2)(3)	Total ($)
Paul L Berns	42,500	43,063	85,563
Samuel D. Colella(4)	52,500	43,063	95,563
Bryan C. Cressey	40,000	43,063	83,063
Patrick G. Enright	50,000	43,063	93,063
Michael W. Michelson(4)	50,000	43,063	93,063
James C. Momtazee	50,000	43,063	93,063
Kenneth W. O’Keefe	55,000	43,063	98,063
Alan M. Sebulsky	50,000	43,063	93,063
James B. Tananbaum, M.D.(5)	21,250	—	21,250
Rick E Winningham	42,978	43,063	86,041
Nathaniel M. Zilkha(5)	17,500	—	17,500

(1)	Represents the total of (i) 50% of the annual retainer payable for the compensation year that ran from August 15, 2010 to August 14, 2011, which is referred to in this section as the “2010 Compensation Year,” earned by non-employee directors on February 15, 2011 and (ii) 50% of the annual retainer payable for the compensation year that runs from August 15, 2011 to August 14, 2012, which is referred to in this section as the “2011 Compensation Year,” earned by non-employee directors on August 15, 2011. Pursuant to the non-employee director compensation program in place as of December 31, 2011, each non-employee director’s total fees were earned and payable in advance in two equal semi-annual installments on August 15 and February 15 of each year subject to the non-employee director’s continuous service as of each such date. Each non-employee director in the table above, other than Messrs. Cressey and Winningham and Dr. Tananbaum, elected to defer his cash retainer fees for the 2010 Compensation Year and 2011 Compensation Year pursuant to the Directors Deferred Plan. The number of shares credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2011 were as follows: 4,691 shares for Mr. Berns; 9,643 shares for Mr. Colella; 9,929 shares for Mr. Enright; 19,882 shares for Mr. Michelson; 17,507 shares for Mr. Momtazee; 22,249 shares for Mr. O’Keefe; 16,079 shares for Mr. Sebulsky; and no shares for each of Dr. Tananbaum and Messrs. Cressey, Winningham and Zilkha.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of the annual option awards granted to our non-employee directors during 2011. As computed in accordance with ASC 718, the aggregate incremental fair value associated with the modification of NSOs held by Messrs. Berns, Enright and Winningham in 2011, the vesting schedules of which were modified to provide for the full acceleration of vesting in connection with the merger with Azur Pharma, was $0. For more information regarding the vesting acceleration, see “Compensation Discussion and Analysis—2011 Compensation Decisions for the Named Executive Officers—Stock Option Awards” above. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to Jazz

Pharmaceuticals, Inc.’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the directors. Information with respect to the modified stock option awards held by Messrs. Berns, Enright and Winningham, including the incremental fair value associated with each modified award as determined in accordance with ASC 718, is included in the table below:

Name	Number of Unvested Shares Accelerated (#)	Exercise Price of Stock Option Award ($/Sh)	ASC 718 Incremental Fair Value ($)(a)
Paul L Berns	15,000	7.59	—
Patrick G. Enright	5,834	4.21	—
Rick E Winningham	14,167	10.09	—

(a)	The incremental fair value of the option on the modification date was $0, as determined in accordance with ASC 718. The intrinsic value of the vesting acceleration, as calculated as the difference between (a) $35.69, the closing price of Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on the date of the vesting acceleration, and (b) the exercise price of each of the unvested option subject to accelerated vesting, was $421,500 for Mr. Berns, $183,654 for Mr. Enright and $362,675 for Mr. Winningham.

(3)	The aggregate number of shares subject to outstanding stock options held by the non-employee directors listed in the table above as of December 31, 2011 was as follows: 55,000 shares for each of Messrs. Berns, Colella, Cressey, O’Keefe and Winningham; 65,000 for Mr. Enright; 25,000 shares for each of Messrs. Michelson and Momtazee; 45,000 shares for Mr. Sebulsky; and no shares for each of Dr. Tananbaum and Mr. Zilkha. All of the stock options held by the non-employee directors were exercised prior to the consummation of the merger with Azur Pharma.

(4)	Messrs. Colella and Michelson resigned from Jazz Pharmaceuticals, Inc.’s board of directors in January 2012, shortly before the consummation of the merger with Azur Pharma. The outstanding shares then credited to their non-employee director phantom stock accounts have been distributed to them in accordance with the terms of the Directors Deferred Plan.

(5)	The terms of office for Dr. Tananbaum and Mr. Zilkha expired at Jazz Pharmaceuticals, Inc.’s annual meeting of stockholders, held on May 24, 2011. The outstanding shares then credited to Mr. Zilkha’s non-employee director phantom stock account have been distributed to him in accordance with the terms of the Directors Deferred Plan.

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included our proxy statement for the 2012 annual general meeting of shareholders and be included in the Annual Report on Form 10-K we filed with the SEC on behalf of and as successor to Jazz Pharmaceuticals, Inc. for the fiscal year ended December 31, 2011.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Mr. Paul L. Berns (Chairperson)

Mr. Patrick G. Enright

Mr. Rick E Winningham

Compensation Committee Interlocks and Insider Participation

In 2011, Jazz Pharmaceuticals, Inc.’s compensation committee was composed of four directors: Messrs. Berns, Colella and Michelson and Dr. Tananbaum. Each of Dr. Tananbaum and Messrs. Colella and Michelson resigned or otherwise ceased to be a director prior to the merger. Following the merger, our compensation committee is composed of three directors: Messrs. Berns, Enright and Winningham. Please refer to Item 13 of this report under the section titled “Certain Transactions With or Involving Related Persons” for information concerning certain transactions with or involving Messrs. Berns and Enright.

None of the current members of our compensation committee or any member of Jazz Pharmaceuticals, Inc.’s compensation committee during 2011 has at any time been an officer or employee of Jazz Pharmaceuticals or Azur Pharma. None of our executive officers serves, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on the board of directors or compensation committee of Jazz Pharmaceuticals or Azur Pharma.

1	The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2011, with respect to all of our equity compensation plans in effect on that date.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Equity Incentive Plan	5,081,270		$16.07	(2)	2,447,533	(3)
2007 Employee Stock Purchase Plan	—				92,125	(4)
Amended and Restated 2007 Non-Employee Directors Stock Option Plan	425,000		$15.18		99,633	(5)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan	99,980	(6)			163,816	(7)

Total	5,606,250				2,803,107

(1)	Each of the equity compensation plans set forth in this table were originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the merger. In addition, each outstanding option under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the merger. Our 2011 Equity Incentive Plan, or the 2011 Plan, first became effective immediately before the consummation of the merger and was assumed and adopted by us upon the consummation of the merger and is therefore not included in the table above. The total number ordinary shares authorized for issuance under the 2011 Plan is 5,000,000 shares (plus any shares that return to the 2011 Plan, including those originally granted under the 2007 Equity Incentive Plan, or the 2007 Plan, and the 2003 Equity Incentive Plan, or the 2003 Plan). In addition, the share reserve under the 2011 Plan will automatically increase on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 shares, or (c) such lesser number of ordinary shares as determined by our board of directors. Azur Pharma’s share option plan, which was its only equity compensation plan, terminated upon the consummation of the merger and all options outstanding under Azur Pharma’s share option plan were exercised immediately prior to the consummation of the merger.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a)) includes both shares subject to options granted under our 2007 Plan and shares subject to options originally granted under our 2003 Plan.

(3)	As of December 31, 2011, an aggregate of 10,022,014 shares of Jazz Pharmaceuticals, Inc.’s common stock were reserved for issuance under the 2007 Plan, of which 2,447,533 remained available for future issuance. The number of shares reserved for issuance under the 2007 Plan includes shares subject to options originally granted under our 2003 Plan that become available for issuance under the 2007 Plan upon the expiration or termination of such options for any reason prior to exercise or settlement. The number of shares reserved for issuance under the 2007 Plan automatically increased on each January 1, from January 1, 2008 through (and including) January 1, 2012, by the lesser of (a) 4.5% of the total number of shares of our common stock outstanding on December 31 of the preceding year or (b) 3,000,000 shares (or such lesser amount as may be approved by the board of directors). On January 1, 2012, the number of shares reserved for issuance under the 2007 Plan increased by 1,911,079 shares pursuant to this automatic share increase provision. Effective on the closing of the merger on January 18, 2012, the number of shares reserved for issuance under the 2007 Plan was set to 1,000,000 ordinary shares and there will be no further automatic increases to the share reserve of the 2007 Plan. After January 18, 2012, all 3,335,255 ordinary shares subject to outstanding options granted under the 2007 Plan and the 2003 Plan as of January 18, 2012 that expire or terminate for any reason prior to exercise or settlement will be added to the share reserve of the 2011 Plan and become available for issuance under the 2011 Plan.

(4)

As of December 31, 2011, an aggregate of 1,750,000 shares of Jazz Pharmaceuticals, Inc.’s common stock were reserved for issuance under our 2007 Employee Stock Purchase Plan, or the 2007 ESPP, of which 92,125 remained available for future issuance under the 2007 ESPP and up to a maximum of 260,000 could be purchased in the current purchase period (after giving effect to the automatic increase on January 1, 2012 referenced below). The aggregate number of shares available for issuance in any six month purchase period is 175,000. The number of shares reserved for issuance under the 2007 ESPP automatically increased on each January 1, from January 1, 2008 through (and including) January 1, 2012, by the lesser of (a) 1.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (b) 350,000 shares (or such lesser amount as may be approved by the board of directors). On January 1, 2012, the number of shares reserved for issuance under the 2007 ESPP increased by 350,000 shares pursuant to this automatic share increase provision. Effective on the closing of the merger on January 18, 2012, the number of shares reserved for issuance under the 2007 ESPP, which we assumed, was set to 1,002,125 shares. Thereafter, the number of shares reserved for issuance under the 2007 ESPP automatically increases on each January 1, from January 1, 2013 through (and including) January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31st of the preceding calendar year or (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors.

(5)	As of December 31, 2011, an aggregate of 671,463 shares of Jazz Pharmaceuticals, Inc.’s common stock were reserved for issuance under our Amended and Restated 2007 Non-Employee Directors Stock Option Plan, or the 2007 Directors Plan, of which 99,633 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under our Director Deferred Compensation Plan, or the Directors Deferred Plan, prior to August 15, 2010. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on each January 1, from January 1, 2008 through (and including) January 1, 2017, by the sum of (a) the excess of (i) the number of shares of common stock subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases occurring on or prior to January 1, 2010 only, the aggregate number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan (or such lesser amount as may be approved by our board of directors). In no event may the amount of any such annual increase exceed 200,000 shares. On January 1, 2012, the number of shares reserved for issuance under the 2007 Directors Plan increased by 106,250 shares pursuant to this automatic share increase provision.

(6)	Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2011 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with the shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

(7)	Prior to August 15, 2010, amounts credited to our non-employee directors’ stock accounts pursuant to the Directors Deferred Plan are funded with the shares reserved under the 2007 Directors Plan. In August 2010, a separate reserve of 200,000 shares was created under the Directors Deferred Plan which funds all distributions under this plan on or after August 15, 2010.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our ordinary shares as of April 18, 2012 (except as noted) by: (i) each director; (ii) each of our named executive officers identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Total
5% Shareholders:
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street, Suite 4200
New York, NY 10019
KKR JP LLC(3)	7,517,030	13.14%
KKR JP III LLC(3)	23,753	*

FMR LLC(4)	5,066,883	8.95%
82 Devonshire Street
Boston, MA 02109

Janus Capital Group LLC(5)	2,937,232	5.19%
151 Detroit Street
Denver, CO 80206

Named Executive Officers and Directors:
Bruce C. Cozadd(6)	543,371	*
Kathryn E. Falberg(7)	145,213	*
Carol A. Gamble(8)	57,030	*
Russell J. Cox(9)	31,217	*
Karen J. Wilson(10)	4,940	*
Paul L. Berns(11)	4,691	*
Bryan C. Cressey(12)	1,497,477	2.65%
Patrick G. Enright(13)	2,741,838	4.76%
James C. Momtazee(14)	31,392	*
Seamus Mulligan(15)	3,291,009	5.81%
Kenneth W. O’Keefe(16)	883,461	1.56%
Alan M. Sebulsky(17)	70,434	*
Rick E Winningham	37,657	*
All directors and executive officers as a group (14 persons)(18)	9,282,700	28.84%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Jazz Pharmaceuticals plc, 45 Fitzwilliam Square, Dublin 2 Ireland.

(2)

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13G or 13D filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 56,614,232 ordinary shares outstanding on April 18, 2012, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of April 18, 2012, as well as shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan as of April 18, 2012. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to our Directors Deferred Compensation Plan and shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of April 18, 2012 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	KKR JP LLC (“KKR JP”) directly holds 6,919,193 of our ordinary shares and warrants to purchase 597,837 of our ordinary shares. KKR Millennium Fund L.P. (“KKR Millennium Fund”) is the sole member of KKR JP. KKR Associates Millennium L.P. (“KKR Associates Millennium”) is the sole general partner of KKR Millennium Fund. KKR Millennium GP LLC (“KKR Millennium GP”) is the sole general partner of KKR Associates Millennium. KKR Fund Holdings L.P. (“KKR Fund Holdings”) is the designated member of KKR Millennium GP. KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”) is a general partner of KKR Fund Holdings. KKR Millennium Fund, KKR Associates Millennium, KKR Millennium GP, KKR Fund Holdings and KKR Fund Holdings GP disclaim beneficial ownership of the securities held by KKR JP.

KKR JP III LLC (“KKR JP III”) directly holds 23,753 of our ordinary shares. KKR Partners III, L.P. (“KKR Partners III”) is the sole member of KKR JP III. KKR III GP LLC (“KKR III GP”) is the sole general partner of KKR Partners III. KKR Partners III and KKR III GP disclaim beneficial ownership of the securities held by KKR JP III. Each of KKR Group Holdings L.P. (“KKR Group Holdings”) (as the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings L.P.); KKR Group Limited (“KKR Group”) (as the general partner of KKR Group Holdings); KKR & Co. L.P. (“KKR & Co.”) (as the sole shareholder of KKR Group); and KKR Management LLC (as the general partner of KKR & Co.) disclaim beneficial ownership of the securities held by KKR JP.

As the designated members of KKR Management LLC and the managing members of KKR III GP LLC, Messrs. Henry R. Kravis and George R. Roberts may be deemed to be the beneficial owner of the securities held by KKR JP and KKR JP III but disclaim beneficial ownership of such securities. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP by KKR Fund Holdings.

The entities named in this footnote (1) are sometimes referred to herein as the KKR Entities. Michael W. Michelson and James C. Momtazee are executives of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Momtazee is a member of our board of directors and was a member of the board of directors of Jazz Pharmaceuticals, Inc. Mr. Michelson served as a member of the board of directors of Jazz Pharmaceuticals, Inc. Each of Messrs. Michelson and Momtazee disclaim beneficial ownership of any securities beneficially owned by the KKR Entities. The address of the KKR Entities and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019. The address of Messrs. Roberts and Momtazee is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)	This information is based on a report on Form TR-1 provided to us by FMR LLC on April 11, 2012. According to the report, FMR LLC is the parent holding company of Fidelity Management & Research Company, investment manager for US mutual funds, FIL Management Trust Company, Pyramis Global Advisors Trust Company, a US state chartered bank which acts as a trustee or investment manager of various pension and trust accounts, Pyramis Global Advisors LLC and Pyramis Trust Company. As of April 9, 2012, FMR LLC holds indirect voting rights over 5,066,883 shares.

(5)	This information is based on information provided to us by Janus Capital Group LLC (“Janus Capital”), which reported the holdings of Janus Capital as of March 31, 2012. Janus Capital is a registered investment adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients (collectively referred to herein as “Managed Portfolios”). As a result of its role as an investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of the shares of securities and has sole dispositive power over the shares held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.

(6)	Includes 46,305 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.

(7)	Includes 53,000 ordinary shares held by Ms. Falberg as trustee for a trust and 34,012 ordinary shares Ms. Falberg has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.

(8)

Includes 18,213 ordinary shares held by Ms. Gamble as of April 11, 2012 and 38,817 ordinary shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012. On

January 18, 2012, Ms. Gamble resigned from her positions as Senior Vice President, General Counsel of both us and Jazz Pharmaceuticals, Inc., effective as of March 12, 2012, in connection with her retirement. She is currently serving as a consultant to us through July 12, 2012.

(9)	Includes 17,212 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.

(10)	Includes 2,648 ordinary shares Ms. Wilson has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.

(11)	Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Compensation Plan as of April 18, 2012.

(12)	Includes 1,431,499 ordinary shares held by Thoma Cressey Fund VII, L.P. and 27,631 ordinary shares held by Thoma Cressey Friends Fund VII, L.P. The funds named in this Note (12) are sometimes referred to herein as the Thoma Cressey Funds. Bryan C. Cressey, Orlando Bravo, Lee Mitchell and Carl Thoma are partners of Thoma Cressey Equity Partners, the sponsor of the Thoma Cressey Funds, and each may be deemed to have shared voting and investment power over the ordinary shares beneficially owned by the Thoma Cressey Funds. Each of Messrs. Cressey, Bravo, Mitchell and Thoma disclaims beneficial ownership of the ordinary shares beneficially owned by the Thoma Cressey Funds, except to the extent of each of their pecuniary interest therein.

(13)	Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Also includes 1,748,990 ordinary shares and a warrant to acquire 929,243 of our ordinary shares held by Longitude Venture Partners, L.P. and 35,052 ordinary shares and a warrant to acquire 18,624 of our ordinary shares held by Longitude Capital Associates, L.P. The funds named in this Note (13) are sometimes referred to herein as the Longitude Funds. Each of Patrick G. Enright and Juliet Tammenoms Bakker are managing members of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds, and may be deemed to have shared voting and dispositive power with respect to the ordinary shares held by or issuable to the Longitude Funds. Each of Mr. Enright and Ms. Bakker disclaims beneficial ownership of all such ordinary shares except to the extent of such person’s proportionate pecuniary interest therein.

(14)	Includes 17,507 ordinary shares issuable to Mr. Momtazaee pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Mr. Momtazee disclaims beneficial ownership of the shares described in Note (3) above.

(15)	Consists (i) 2,426,055 ordinary shares held by Mr. Mulligan and (ii) 864,954 ordinary shares held by The Barrymore Trust. The Barrymore Trust is a discretionary family trust the beneficiaries of which are the Mr. Mulligan, his wife and his children. Of these ordinary shares, 569,161 ordinary shares are held by Deutsche Bank National Trust Company, or Deutsche Bank, as escrow agent, as security for the indemnification obligations of the historic Azur Pharma shareholders in connection with the merger pursuant to an escrow agreement among us, Jazz Pharmaceuticals, Inc., Seamus Mulligan, as representative of the indemnitors, and Deutsche Bank.

(16)	Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Also includes 861,212 ordinary shares held by Beecken Petty O’Keefe Fund II L.P., Beecken Petty O’Keefe QP Fund II, L.P. and Beecken Petty O’Keefe Executive Fund II, L.P. as tenants in common (collectively, “BPO Fund II”). Beecken Petty O’Keefe & Company II, L.P., is the general partner of BPO Fund II and Beecken Petty O’Keefe & Company, LLC is the general partner of Beecken Petty O’Keefe & Company, II, L.P. Mr. O’Keefe, David K. Beecken and William G. Petty, Jr. are member managers of Beecken Petty O’Keefe & Company, LLC, and as such may be deemed to have shared voting and dispositive power with respect to the ordinary shares beneficially owned by BPO Fund II and Beecken Petty O’Keefe & Company II, L.P. Each of Messrs. O’Keefe, Beecken and Petty disclaims beneficial ownership of the ordinary shares beneficially owned by BPO Fund II and Beecken Petty O’Keefe & Company II, L.P., except to the extent of each of their pecuniary interest therein.

(17)	Includes 16,079 ordinary shares issuable to Mr. Sebulsky pursuant to our Directors Deferred Compensation Plan as of April 18, 2012.

(18)	Includes 4,104,384 ordinary shares and warrants to purchase 947,867 ordinary shares held by entities affiliated with certain of our non-employee directors, 100,177 ordinary shares that our executive officers have the right to acquire pursuant to options exercisable within 60 days of April 18, 2012, and 70,455 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Does not include 18,213 shares held by Ms. Gamble as of April 11, 2012 and 38,817 shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012. Ms. Gamble resigned from her positions as Senior Vice President, General Counsel of both us and Jazz Pharmaceuticals, Inc., effective as of March 12, 2012, in connection with her retirement. She is currently serving as a consultant to us through July 12, 2012. See Notes (3) and (6) through (17) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for Review of Related Party Transactions

Prior to the merger, Jazz Pharmaceuticals, Inc. maintained and we continue to maintain a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our General Counsel deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our General Counsel, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our Board) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee (or other independent body of our board of directors) must consider, in light of known circumstances, whether the transaction is, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee (or other independent body of our board of directors) determines in the good faith exercise of its discretion.

Certain Transactions With or Involving Related Persons

Set forth below is information with respect to certain transactions with or involving related persons and to which we, Jazz Pharmaceuticals, Inc. or Azur Pharma was or is to be a participant.

Secondary Offering

In March 2012, we entered into an underwriting agreement with Barclays Capital Inc. and Citigroup Global Markets Inc. and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriters an aggregate of 7,883,366 of our ordinary shares at a purchase price of $49.56 per ordinary share, resulting in aggregate gross proceeds to the selling shareholders of approximately $390.7 million. The offering closed on March 9, 2012. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering. The names of the selling shareholders and number of shares sold to the underwriters in the offering are included in a table below. Consistent with our obligations under the registration rights agreements described below, we are obligated to pay our total expenses in connection with this offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, estimated to be approximately $500,000. Prior to the offering, our board of directors formed a special financing committee consisting of two independent directors to review and approve our participation in the offering. The financing committee was aware of the relationship between the selling shareholders and our company when it approved our participation in the transaction, and functioned as the independent review body under our Related Party Transaction Policy.

Selling Shareholder	Number of Shares Sold
Principal Shareholder or Affiliated Entities:(1)
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.	3,000,000
Entities affiliated with Longitude Capital Partners, LLC	1,100,015
Entities affiliated with Thoma Cressey Equity Partners	950,000
Entities affiliated with Beecken Petty O’Keefe & Company, LLC	600,000

Directors and Executive Officers:
Paul L. Berns	39,200
Patrick G. Enright	49,985
Seamus Mulligan	2,000,000
Alan M. Sebulsky	31,166
Russell J. Cox	5,000
Bruce C. Cozadd	50,000
Carol A. Gamble(2)	50,000
Karen J. Wilson	8,000

(1)	Certain of our directors are affiliated or associated with the entities listed in the table as indicated below:

Director	Entities
James C. Momtazee	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
Patrick G. Enright	Entities affiliated with Longitude Capital Partners, LLC
Bryan C. Cressey	Entities affiliated with Thoma Cressey Equity Partners
Kenneth W. O’Keefe	Entities affiliated with Beecken Petty O’Keefe & Company, LLC

(2)	Ms. Gamble retired from our company effective on March 12, 2012.

Registration Rights

2007 Investor Rights Agreement. Pursuant to the terms of a third amended and restated investor rights agreement dated June 6, 2007, as amended, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein, or the 2007 Investor Rights Agreement, which 2007 Investor Rights Agreement was assumed by us in the merger, the holders of up to approximately 8,000,000 ordinary shares, based on shares outstanding on April 18, 2012, or their transferees, are entitled to certain rights with respect to the registration of such shares under the Securities Act. In addition, upon exercise of outstanding options by our executive officers, certain of our executive officers, including Mr. Cozadd and Ms. Gamble, are entitled to rights with respect to registration of our ordinary shares acquired upon exercise. If we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the holders of these shares are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of ordinary shares to be included in the registration. In addition, the holders of these ordinary shares may require us, at our expense and subject to certain limitations, to file one or more registration statements under the Securities Act with respect to their ordinary shares. Each of the entities referred to in the table above under “Secondary Offering” and Mr. Cozadd and Ms. Gamble are parties to or otherwise are entitled to registration rights under the 2007 Investor Rights Agreement.

2009 Investor Rights Agreement. Pursuant to the terms of an investor rights agreement dated July 7, 2009, as amended, or the 2009 Investor Rights Agreement, by and between Jazz Pharmaceuticals, Inc. and entities affiliated with Longitude Capital Partners, LLC, or the Longitude Funds, which 2009 Investor Rights Agreement was assumed by us in the merger, we agreed to file a registration statement under the Securities Act registering (or to otherwise effect the registration of) the resale of up to 1,895,734 ordinary shares held by the Longitude Funds, as well as the 947,867 of our ordinary shares underlying the warrants held by the Longitude Funds and to keep such registration continuously effective. In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the Longitude Funds are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Registration Rights Agreement. In connection with the merger, Azur Pharma entered into a registration rights agreement on January 13, 2012 with the holders of Azur Pharma’s ordinary shares as of that date, including Seamus Mulligan and Davycrest Nominees, a significant investor in Azur Pharma, which holders are referred to herein as the Azur Pharma rights parties. Pursuant to the registration rights agreement, Azur Pharma agreed to register for resale under the Securities Act, 12,020,616 ordinary shares held by the Azur Pharma rights parties (or their permitted transferees) on the date of the closing of the merger (immediately after giving effect to such closing), which shares are referred to herein as the Azur Resale Shares. We registered for resale all of the Azur Resale Shares on January 19, 2012 and we are obligated under the registration rights agreement to keep such registration statement continuously effective under the Securities Act until the earlier of such time as all of the Azur Resale Shares are publicly resold or the registration rights of the Azur Pharma rights parties expire under the registration rights agreement. Under the registration rights agreement, holders of Azur Resale Shares are entitled to sell Azur Resale Shares in underwritten public offerings provided that the aggregate amount of Azur Resale Shares to be offered and sold in any underwritten public offering represent not less than 5% of our ordinary shares outstanding at such time or are reasonably expected to result in aggregate gross proceeds of not less than $50 million, subject to our ability to defer effecting such an underwritten public offering under certain circumstances.

The assumption of or the entering into of the foregoing investor or registration rights agreements were negotiated as part of the merger.

Transactions with Seamus Mulligan

Seamus Mulligan Employment Agreement

In connection with the merger, Azur Pharma and Mr. Mulligan entered into an employment agreement in September 2011, as amended in February 2012, that became effective on the merger closing date and that superseded all prior employment-related agreements between Mr. Mulligan and Azur Pharma. Pursuant to the employment agreement, following the closing date, Mr. Mulligan has continued his employment with us on a part-time basis on the terms and conditions set forth in the employment agreement as Chief Business Officer, International Business Development. Mr. Mulligan’s initial base salary is €300,000 per year based on a 75% time commitment during the 12-month period following the closing date, which will be proportionately adjusted thereafter based on Mr. Mulligan’s percentage of time commitment of services to us. Mr. Mulligan is also eligible to receive annual cash bonuses under our company’s cash bonus plan, with a target bonus equal to 40% of base salary. In the event Mr. Mulligan is terminated without cause or resigns for good reason (and other than upon his death or disability), in either case during the 12-month period following a change in control of our company (as such terms are defined in the employment agreement), including the merger, he will be entitled to receive certain severance benefits under the terms of his new employment agreement, subject to his provision of an effective release and waiver and other terms and conditions set forth in his employment agreement.

Lease and Sublease

On October 20, 2008, Azur Pharma entered into a lease agreement with Seamus Mulligan, pursuant to which Mr. Mulligan, as landlord, leased to Azur Pharma, as tenant, an aggregate of 4,128 square feet for office space located at 45 Fitzwilliam Square, Dublin 2, Ireland. The term of the lease is 21 years from October 20, 2008. The annual rent due under the lease is €206,760. The lease contains an “upwards only” rent review clause pursuant to which the annual rent due thereunder may be adjusted on scheduled rent review dates to equal the higher of either the rent contractually payable immediately prior to the applicable rent review date or the open market rent on such rent review date, as determined in accordance with the provisions of the lease. The most recent rent review occurred in October 2010 and resulted in no increase to the annual rent, with the next review scheduled for 2015. The lease also requires the tenant to insure the premises for consequential losses arising out of certain types of damage to the premises. As of March 31, 2012, a total of $1,503,637 in rent payments have been made under the lease agreement. Since Azur Pharma entered into the lease agreement with Mr. Mulligan prior to the merger, our Related Party Transaction Policy does not require that we seek approval or ratification from the audit committee. However, under the charter of the audit committee and applicable NASDAQ rules, our audit committee is charged with providing oversight of this transaction.

License Option

On May 30, 2011, Azur Pharma entered into a Development Agreement with Circ Pharma Limited and Circ Pharma Research and Development Limited, or the development agreement, providing for the purchase of an option to license certain rights and assets in relation to a chronotherapeutic formulation of Tramadol for $250,000, together with the sum of $50,000 as a contribution to the patent expenses incurred by Circ Pharma prior to the effective date of the option. Mr. Mulligan is Chairman and owner of the Circ Pharma Group. On January 9, 2012, Azur Pharma entered into an amendment to the development agreement, which provides for an extension to consider and evaluate the program contemplated by the option for a period of six months from the closing of the merger. We have not exercised the option to date. Since Azur Pharma entered into the development agreement prior to the merger, our Related Party Transaction Policy does not require that we seek approval or ratification from the audit committee. However, under the charter of the audit committee and applicable NASDAQ rules, our audit committee is charged with providing oversight of this transaction.

General Advisory Work Provided to Azur Pharma

During the year ended December 31, 2011, Azur Pharma paid €232,000 in fees for general advisory work to entities affiliated with J&E Davy. J&E Davy is the parent company of Davycrest Nominees, a significant investor in Azur Pharma, and was responsible for arranging a $45 million investment by private clients into Azur Pharma in 2007. Since Azur Pharma entered into these transactions prior to the merger, our Related Party Transaction Policy does not require that we seek approval or ratification from the audit committee. Following the merger, we ceased engaging J&E Davy for any advisory work.

Indemnification Agreements

On or after the effective time of the merger, we entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees, or the Indemnification Agreements. The Indemnification Agreement requires us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an Indemnification Agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Companies Acts 1963 to 2009 of Ireland, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

Director Independence

As required under the NASDAQ Stock Market LLC listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, its senior management and its independent registered public accounting firm, the board of directors has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Mulligan, our Chief Business Officer, International Business Development, are not independent directors by virtue of their employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Jazz Pharmaceuticals plc.

Prior to the merger, the board of directors of Jazz Pharmaceuticals, Inc. had determined that each member of its board of directors that served during the period from January 1, 2011 until the consummation of the merger was an independent director within the meaning of the applicable NASDAQ listing standards, with the exception of Mr. Cozadd. The Jazz Pharmaceuticals, Inc. board of directors had also determined that each member of its audit committee, compensation committee and nominating and corporate governance committee that served during the period from January 1, 2011 until the consummation of the merger met the applicable NASDAQ and SEC rules and regulations regarding “independence.”

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

Except as otherwise indicated or the context otherwise requires, in the following discussion of independent registered public accounting firm fees and services, “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries prior to the merger.

In connection with the audit of Jazz Pharmaceuticals’ 2011 financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP performed audit and interim services for the company. That agreement was subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to Jazz Pharmaceuticals for the fiscal years ended December 31, 2011 and 2010 by Ernst & Young LLP, Jazz Pharmaceuticals’ independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2011:

	Fiscal Year Ended
	2011	2010
Audit Fees	$802,995	$888,759
Audit-Related Fees	410,004	—
Tax Fees	317,769	158,808
All Other Fees	930	—

Total Fees	$1,531,698	$1,047,567

Audit Fees: Consists of fees and expenses for professional services rendered for the audit of Jazz Pharmaceuticals’ financial statements, review of interim financial statements, assistance with registration statements filed with the Securities and Exchange Commission and services that are normally provided in connection with statutory and regulatory filings or engagements. Related to the fiscal year ended December 31, 2011, fees and expenses of $6,500 were billed in connection with registration statements on Form S-8 filings and related offerings, fees and expenses of $9,772 were billed in relation to a letter to the holders of our debt and fees and expenses of $16,256 were billed in connection with consultations related to deferred tax assets and stock option modifications. Related to fiscal year ended December 31, 2010, fees and expenses of $141,003 were billed in connection with registration statements on Form S-3 filings and potential offerings.

Audit-Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the financial statements and which are not reported under “Audit Fees.” During the fiscal year ended December 31, 2011, these services primarily related to due diligence, accounting consultations and work performed in connections with SEC filings made in order to effectuate the merger with Azur Pharma.

Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. During the fiscal year ended December 31, 2011, fees and expenses of $83,750 were billed in connection with tax compliance services and fees and expenses of $234,019 were billed in connection with tax advice and planning services. During the fiscal year ended December 31, 2010, fees and expenses of $71,436 were billed in connection with tax compliance services and fees and expenses of $66,607 were billed in connection with tax advice and planning services.

All Other Fees: Consists of fees for products and services other than the services described above. Related to the fiscal year ended December 31, 2011, fees of $930 were billed in connection with access to Ernst & Young’s online accounting and tax research tool.

All fees described above were approved by Jazz Pharmaceuticals’ audit committee.

Pre-Approval Policies and Procedures

Our audit committee has a policy and procedures for the pre-approval of audit and non-audit services rendered by its independent registered public accounting firm, which is substantially similar to the policy and procedures maintained by Jazz Pharmaceuticals, Inc. prior to the merger. Our policy, as well as the policy maintained by Jazz Pharmaceuticals, Inc. prior to the merger, generally requires the pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

Our audit committee determined that the rendering of the services other than audit services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence.

Change in Independent Registered Public Accounting Firm

Ernst &Young LLP was the independent registered public accounting firm that audited the financial statements of Jazz Pharmaceuticals, Inc. for the fiscal years ended December 31, 2010 and 2011.

Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the merger is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements after the merger, pursuant to the rules and regulations of the SEC.

As we are now an Irish company, our statutory auditor is required under the Irish Companies Act 1963-2009 to be based in Ireland. In addition, we determined that our independent registered public accounting firm should be based in Ireland. In order to implement this decision, on January 13, 2012, in connection with but prior to consummation of the merger, the board of directors of Azur Pharma, in consultation with the audit committee of the board of directors of Jazz Pharmaceuticals, Inc. approved the engagement of KPMG, Dublin as our independent registered public accounting firm to audit the financial statements of Jazz Pharmaceuticals plc and its consolidated subsidiaries for the fiscal year ending December 31, 2012, with such engagement effective upon consummation of the merger on January 18, 2012.

Ernst & Young LLP remained as the independent registered public accounting firm of Jazz Pharmaceuticals, Inc. during the period necessary to complete the audit for the year ended December 31, 2011. Our audit committee dismissed Ernst & Young LLP as the independent registered public accounting firm of Jazz Pharmaceuticals, Inc. upon the delivery by Ernst & Young LLP of its audit report for the Jazz Pharmaceuticals, Inc. financial statements for the year ended December 31, 2011, which delivery and dismissal were effective on February 28, 2012.

For the fiscal years ended December 31, 2010 and 2011, no report by Ernst & Young LLP on the Jazz Pharmaceuticals, Inc. financial statements contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2010 and 2011 and the subsequent interim period through February 28, 2012, (i) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP’s satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Prior to the merger, KPMG served as the statutory auditor and the independent registered public accounting firm of Azur Pharma. During the fiscal years ended December 31, 2010 and 2011, and during the subsequent interim period through January 18, 2012, neither Jazz Pharmaceuticals, Inc. (as accounting acquirer and our predecessor) nor anyone acting on its behalf consulted KPMG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided or oral advice was provided that the new accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any other matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the Annual Report on Form 10-K filed with the SEC on February 28, 2012 on behalf of and as successor to Jazz Pharmaceuticals, Inc. (Commission File No. 001-33500, or the Form 10-K:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the Form 10-K.

2.	Index to Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals, Inc. was filed as part of the Form 10-K on page F-29 thereof and should be read in conjunction with the consolidated financials statements of Jazz Pharmaceuticals, Inc.:

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits—The following exhibits are included herein or incorporated herein by reference. The exhibits listed below and in the Exhibit Index hereto include exhibits that would be required if this report were filed by Jazz Pharmaceuticals, Inc. and also includes requisite exhibits of the registrant.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the Commission on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.2A	Fifth Amended and Restated Certificate of Incorporation of Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2.A in the Form 10-K).

3.2B	Amended and Restated Bylaws of Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.4 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

4.1A	Reference is made to Exhibit 3.1 with respect to Jazz Pharmaceuticals plc.

4.1B	Reference is made to Exhibits 3.2A and 3.2B with respect to Jazz Pharmaceuticals, Inc.

Exhibit Number	Description of Document

4.2A*	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B*	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C*	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D*	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the Form 10-K).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.3 in the Form 10-K).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the Form 10-K).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the Form 10-K).

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. on July 7, 2009 (incorporated herein by reference to Exhibit 4.6 in the Form 10-K).

4.7A*	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Form 10-K).

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

Exhibit Number	Description of Document

10.1A+*	Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.1B+	Jazz Pharmaceuticals plc 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.2+*	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.3A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.3B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Form 10-K).

10.3C+*	Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.4+*	Form of Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.5†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.6†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.7	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.8A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

Exhibit Number	Description of Document

10.8C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.9+*	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.10+*	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.82 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.12	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.83 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.13	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14	Form of Indemnification Agreement between Jazz Pharmaceuticals, Inc. and its officers and directors (incorporated herein by reference to Exhibit 10.89 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.17A+*	Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.25 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

Exhibit Number	Description of Document

10.17B+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.26 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.17C+*	Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.17D+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.17E+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18A+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.18B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18C+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan Offering Document, as amended and restated (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.19+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (incorporated herein by reference to Exhibit 10.19 in the Form 10-K).

10.20A+*	Jazz Pharmaceuticals, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.20B+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.21+	Separation Agreement, dated January 6, 2011, by and between Jazz Pharmaceuticals, Inc. and Robert Myers (incorporated herein by reference to Exhibit 10.53 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.22	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

Exhibit Number	Description of Document

10.23+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.24+	Form of Notice to Option Holder Re: Outstanding Nonstatutory Stock Options to Purchase Shares of Jazz Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 28, 2011).

10.25	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.26	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.27+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in the Form 10-K).

10.28	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.29+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.30	Noncompetition Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.31	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Form 10-K).

10.32+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in the Form 10-K).

10.33+	Jazz Pharmaceuticals plc Cash Bonus Plan.

10.34+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.35+	Form of Option Grant Notice and Form of Stock Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.35 in the Form 10-K).

10.36+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 in the Form 10-K).

Exhibit Number	Description of Document

10.37+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.37 in the Form 10-K).

10.38+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.38 in the Form 10-K).

10.39A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.39B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Form 10-K).

10.40+	Form of Option Grant Notice and Form of Stock Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 in the Form 10-K).

10.41+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 in the Form 10-K).

10.42+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 in the Form 10-K).

10.43+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 in the Form 10-K).

10.44+	Jazz Pharmaceuticals, Inc. 2011 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.45+	Jazz Pharmaceuticals, Inc. Non-Employee Director Compensation Arrangements, as amended and restated (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.46+	Jazz Pharmaceuticals, Inc. Cash Bonus Plan, as amended as of February 8, 2011 (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.47+	Jazz Pharmaceuticals, Inc. Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.81 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

21.1	Subsidiaries of Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 21.1 in the Form 10-K).

Exhibit Number	Description of Document

21.2	Subsidiaries of Jazz Pharmaceuticals Public Limited Company (incorporated herein by reference to Exhibit 21.2 in the Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in the Form 10-K).

24.1	Power of Attorney (included on the signature page to the Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in the Form 10-K).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in the Form 10-K).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Form 10-K).

101.INS++	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in the Form 10-K).

101.SCH++	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in the Form 10-K).

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in the Form 10-K).

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in the Form 10-K).

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in the Form 10-K).

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in the Form 10-K).

+	Indicates management contract or compensatory plan.

*	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Jazz Pharmaceuticals plc in the merger and no longer binding on Jazz Pharmaceuticals, Inc.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certifications attached as Exhibit 32.1 accompany the Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Date: April 27, 2012	Jazz Pharmaceuticals Public Limited Company
(Registrant)

/s/ BRUCE C. COZADD
Bruce C. Cozadd Chairman and Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the Commission on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.2A	Fifth Amended and Restated Certificate of Incorporation of Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2.A in the Form 10-K).

3.2B	Amended and Restated Bylaws of Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.4 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

4.1A	Reference is made to Exhibit 3.1 with respect to Jazz Pharmaceuticals plc.

4.1B	Reference is made to Exhibits 3.2A and 3.2B with respect to Jazz Pharmaceuticals, Inc.

4.2A*	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B*	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C*	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D*	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the Form 10-K).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.3 in the Form 10-K).

Exhibit Number	Description of Document

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the Form 10-K).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the Form 10-K).

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. on July 7, 2009 (incorporated herein by reference to Exhibit 4.6 in the Form 10-K).

4.7A*	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Form 10-K).

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1A+*	Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.1B+	Jazz Pharmaceuticals plc 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.2+*	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.3A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.3B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Form 10-K).

10.3C+*	Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.4+*	Form of Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.5†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

Exhibit Number	Description of Document

10.6†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.7	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.8A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.9+*	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.10+*	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.82 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.12	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.83 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.13	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

Exhibit Number	Description of Document

10.14	Form of Indemnification Agreement between Jazz Pharmaceuticals, Inc. and its officers and directors (incorporated herein by reference to Exhibit 10.89 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.17A+*	Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.25 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.17B+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.26 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.17C+*	Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.17D+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.17E+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18A+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.18B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18C+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan Offering Document, as amended and restated (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.19+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (incorporated herein by reference to Exhibit 10.19 in the Form 10-K).

10.20A+*	Jazz Pharmaceuticals, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

Exhibit Number	Description of Document

10.20B+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.21+	Separation Agreement, dated January 6, 2011, by and between Jazz Pharmaceuticals, Inc. and Robert Myers (incorporated herein by reference to Exhibit 10.53 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.22	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.23+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.24+	Form of Notice to Option Holder Re: Outstanding Nonstatutory Stock Options to Purchase Shares of Jazz Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 28, 2011).

10.25	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.26	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.27+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in the Form 10-K).

10.28	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.29+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.30	Noncompetition Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.31	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Form 10-K).

10.32+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in the Form 10-K).

10.33+	Jazz Pharmaceuticals plc Cash Bonus Plan.

10.34+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan.

Exhibit Number	Description of Document

10.35+	Form of Option Grant Notice and Form of Stock Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.35 in the Form 10-K).

10.36+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 in the Form 10-K).

10.37+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.37 in the Form 10-K).

10.38+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.38 in the Form 10-K).

10.39A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.39B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Form 10-K).

10.40+	Form of Option Grant Notice and Form of Stock Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 in the Form 10-K).

10.41+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 in the Form 10-K).

10.42+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 in the Form 10-K).

10.43+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 in the Form 10-K).

10.44+	Jazz Pharmaceuticals, Inc. 2011 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.45+	Jazz Pharmaceuticals, Inc. Non-Employee Director Compensation Arrangements, as amended and restated (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.46+	Jazz Pharmaceuticals, Inc. Cash Bonus Plan, as amended as of February 8, 2011 (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.47+	Jazz Pharmaceuticals, Inc. Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.81 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

Exhibit Number	Description of Document

21.1	Subsidiaries of Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 21.1 in the Form 10-K).

21.2	Subsidiaries of Jazz Pharmaceuticals Public Limited Company (incorporated herein by reference to Exhibit 21.2 in the Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in the Form 10-K).

24.1	Power of Attorney (included on the signature page to the Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in the Form 10-K).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in the Form 10-K).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Form 10-K).

101.INS++	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in the Form 10-K).

101.SCH++	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in the Form 10-K).

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in the Form 10-K).

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in the Form 10-K).

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in the Form 10-K).

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in the Form 10-K).

+	Indicates management contract or compensatory plan.

*	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Jazz Pharmaceuticals plc in the merger and no longer binding on Jazz Pharmaceuticals, Inc.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certifications attached as Exhibit 32.1 accompany the Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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