Form 10-Q
period 2012-03-31
Jazz Pharmaceuticals plc
filed 2012-05-08
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, 56,732,899 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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

JAZZ PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$170,654	$82,076
Marketable securities	73,564	75,822
Accounts receivable, net of allowances of $1,487 and $366 at March 31, 2012 and December 31, 2011, respectively	56,143	34,374
Inventories	16,992	3,909
Prepaid expenses	5,714	1,690
Other current assets	4,073	1,260

Total current assets	327,140	199,131
Property and equipment, net	2,026	1,557
Intangible assets, net	326,072	14,585
Goodwill	239,737	38,213
Other long-term assets	385	87

Total assets	$895,360	$253,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,689	$5,129
Accrued liabilities	74,566	34,783
Purchased product rights liability	15,191	4,500
Liability under government settlement	-	7,320
Deferred revenue	1,138	1,138

Total current liabilities	104,584	52,870
Deferred revenue, non-current	7,630	7,915
Other non-current liabilities	1,314	-
Commitments and contingencies (Note 7)

Shareholders’ equity:
Ordinary shares	6	4
Non-voting euro deferred shares	55	-
Capital redemption reserve	471	-
Additional paid-in capital	1,103,498	542,697
Accumulated other comprehensive income (loss)	3	(31)
Accumulated deficit	(322,201)	(349,882)

Total shareholders’ equity	781,832	192,788

Total liabilities and shareholders’ equity	$895,360	$253,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales, net	$107,336	$49,903
Royalties and contract revenues	1,078	978

Total revenues	108,414	50,881
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technology)	10,758	2,809
Selling, general and administrative	46,999	19,911
Research and development	3,959	3,695
Intangible asset amortization	13,513	1,862

Total operating expenses	75,229	28,277

Income from operations	33,185	22,604

Interest income and other, net	71	-
Interest expense	(58)	(777)

Income before provision for income tax expense	33,198	21,827
Provision for income tax expense	5,517	-

Net income	$27,681	$21,827

Net income per ordinary share:
Basic	$0.51	$0.54

Diluted	$0.48	$0.48

Weighted-average ordinary shares used in computing net income per share:
Basic	53,923	40,362

Diluted	58,084	45,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$27,681	$21,827
Unrealized gain on available-for-sale securities, net of income taxes	34	-

Comprehensive income	$27,715	$21,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$27,681	$21,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	186	104
Amortization of intangible assets	13,513	1,862
Share-based compensation expense	3,281	3,148
Excess tax benefit from share-based compensation	(1,914)	-
Other non-cash transactions	2,411	206
Changes in assets and liabilities:
Accounts receivable	(8,794)	698
Inventories	(58)	50
Prepaid expenses and other current assets	(2,217)	(842)
Other assets and liabilities	(299)	(5)
Accounts payable	4,649	599
Accrued liabilities	(6,539)	(298)
Deferred revenue	(285)	3
Liability under government settlement	(7,320)	(2,904)

Net cash provided by operating activities	24,295	24,448

Investing activities
Cash acquired from merger with Azur Pharma	81,751	-
Purchases of marketable securities	(30,628)	-
Proceeds from sale of marketable securities	15,082	-
Proceeds from maturities of marketable securities	17,838	-
Purchases of property and equipment	(285)	(66)
Purchase of product rights	(1,250)	(1,125)

Net cash provided by (used in) investing activities	82,508	(1,191)

Financing activities
Proceeds from exercise of stock options and warrants	5,160	4,526
Payment of employee withholding taxes upon exercise of share-based awards	(25,299)	-
Excess tax benefit from share-based compensation	1,914	-
Repayment of long-term debt	-	(4,166)
Net repayments under revolving credit facilities	-	(3,350)

Net cash used in financing activities	(18,225)	(2,990)

Net increase in cash and cash equivalents	88,578	20,267
Cash and cash equivalents, at beginning of period	82,076	44,794

Cash and cash equivalents, at end of period	$170,654	$65,061

See Note 2 for supplemental disclosures of non-cash investing activities related to the merger with Azur Pharma.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Jazz Pharmaceuticals plc

Jazz Pharmaceuticals Public Limited Company, or Jazz Pharmaceuticals plc, a public limited company formed under the laws of Ireland, is a specialty biopharmaceutical company focused on the identification, development and commercialization of pharmaceutical products to meet important unmet medical needs in focused therapeutic areas.

On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Jazz Pharmaceuticals, Inc. treated as the acquiring company in the Azur Merger for accounting purposes. As part of the Azur Merger, a wholly-owned subsidiary of Azur Pharma merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the Azur Merger as a wholly-owned subsidiary of Jazz Pharmaceuticals plc. Prior to the Azur Merger, Azur Pharma changed its name to Jazz Pharmaceuticals plc. Upon the consummation of the Azur Merger, the historical financial statements of Jazz Pharmaceuticals, Inc. became our historical financial statements. Accordingly, the historical financial statements of Jazz Pharmaceuticals, Inc. are included in the comparative prior periods. For additional information regarding the Azur Merger see Note 2.

Unless otherwise indicated or the context otherwise requires, references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor, Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” or the “acquired company” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012. The disclosures in this report relating to the pre-merger business of Jazz Pharmaceuticals plc, unless noted as being the business of Azur Pharma prior to the Azur Merger, pertain to the business of Jazz Pharmaceuticals, Inc. prior to the Azur Merger.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the annual consolidated financial statements and accompanying notes of Jazz Pharmaceuticals, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. Because the Azur Merger was consummated after December 31, 2011, we also filed a separate Annual Report on Form 10-K covering the last full fiscal year of Azur Pharma that includes the annual consolidated financial statements and accompanying notes of Azur Pharma (Commission File Number 333-177528). The results of operations of the acquired Azur Pharma business and the estimated fair market values of the assets acquired and liabilities assumed have been included in our condensed consolidated financial statements since the date of merger.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements of Jazz Pharmaceuticals, Inc. and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future period.

The consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our wholly-owned subsidiaries and intercompany transactions and balances have been eliminated.

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

Business Acquisitions

Our condensed consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired in-process research and development, or IPR&D, be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings.

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

We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, primarily in the United States, and to international distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced significant credit losses on our accounts receivable. As of March 31, 2012 five customers accounted for 88% of gross accounts receivable and one customer, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, accounted for 57% of gross accounts receivable. Express Scripts accounted for 79% of gross accounts receivable as of December 31, 2011.

We rely on certain sole suppliers for drug substance and certain sole manufacturing partners for each of our marketed products and product candidates.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Net Income per Ordinary Share

Basic net income per ordinary share is based upon the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding. Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$27,681	$21,827

Denominator:
Weighted-average ordinary shares outstanding - basic	53,923	40,362
Dilutive effect of employee equity incentive and purchase plans	1,825	2,867
Dilutive effect of warrants	2,336	2,468

Weighted-average ordinary shares outstanding - diluted	58,084	45,697

Net income per ordinary share:
Basic	$0.51	$0.54

Diluted	$0.48	$0.48

Potentially dilutive ordinary shares from employee share plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of ordinary shares under our employee stock purchase plan. The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income per share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase ordinary shares	498	660

All references to common stock in the comparative prior year period in the discussion above were replaced with references to ordinary shares to reflect the capital structure of Azur Pharma, the legal acquirer in the merger. Our earnings per share in the comparative prior year period were not impacted by the Azur Merger since each share of Jazz Pharmaceuticals, Inc. common stock issued and outstanding immediately prior to the effective time of the Azur Merger was canceled and automatically converted into and become the right to receive one ordinary share upon the consummation of the merger. This one-for-one conversion ratio is referred to in this report as the “merger exchange ratio”.

2. Business Combination

On January 18, 2012, pursuant to an Agreement and Plan of Merger and Reorganization dated as of September 19, 2011, as amended, a wholly-owned subsidiary of Azur Pharma merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the Azur Merger as a wholly-owned subsidiary of Jazz Pharmaceuticals plc. Prior to the Azur Merger, Azur Pharma changed its name to Jazz Pharmaceuticals plc.

At the effective time of the Azur Merger, each share of the common stock of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the Azur Merger was canceled and automatically converted into and became the right to receive one ordinary share of Jazz Pharmaceuticals plc. Further, the stock options and stock awards outstanding under Jazz Pharmaceuticals, Inc.’s equity incentive plans were converted into stock options and stock awards to purchase or receive an equal number of ordinary shares of Jazz Pharmaceuticals plc with substantially the same terms and conditions, including the same per share exercise price, where applicable. In addition, outstanding warrants to purchase Jazz Pharmaceuticals, Inc. common stock were converted into substantially the same warrants to purchase an equal number of ordinary shares of Jazz Pharmaceuticals plc at the same per share exercise price. Our ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “JAZZ,” as the Jazz Pharmaceuticals, Inc. common stock prior to the Azur Merger. We are deemed to be the successor to Jazz Pharmaceuticals, Inc. pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

The Azur Merger was accounted for using the acquisition method of accounting with Jazz Pharmaceuticals, Inc. treated as the accounting acquirer. Under the acquisition method of accounting, assets and liabilities of Azur Pharma were recorded at their respective fair values and added to those of Jazz Pharmaceuticals, Inc. including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

The total acquisition consideration of $576.5 million was determined based on the market value of our ordinary shares that were held by the historic Azur Pharma shareholders immediately following the closing of the Azur Merger. The closing price of the Jazz Pharmaceuticals, Inc. common stock on January 17, 2012 ($46.64) was used to determine the fair value of consideration because the closing of the transaction on January 18, 2012 occurred prior to the opening of regular trading on January 18, 2012. Immediately following the consummation of the Azur Merger, 12,360,000, or 22%, of our ordinary shares were held by the persons and entities who acquired ordinary shares of Azur Pharma prior to the Azur Merger, and the remaining 43,838,000, or 78%, of the ordinary shares were held by the former stockholders of Jazz Pharmaceuticals, Inc.

We believe the Azur Merger has resulted in a company with a strengthened management team, a broader commercial organization and an efficient platform for further growth, with resources to build our product portfolio and a future pipeline.

During the three months ended March 31, 2012, we incurred $2.4 million in transaction costs related to the Azur Merger, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2012, the contribution of the acquired Azur Pharma business to our total revenues was $24.3 million. The portion of total expenses and net income associated with the acquired Azur Pharma business were not separately identifiable due to the integration with our operations.

The results of operations of the acquired Azur Pharma business and the estimated fair market values of the assets acquired and liabilities assumed have been included in our condensed consolidated financial statements since the date of merger.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the Azur Merger based upon their respective fair values as summarized below (in thousands):

Cash and cash equivalents	$81,751
Accounts receivable	12,975
Inventories	15,344
Property and equipment	370
Intangible assets	325,000
Goodwill	201,524
Other assets	4,862
Accounts payable and accrued liabilities	(52,148)
Purchased product rights liability	(11,899)
Above market lease obligation	(1,315)

Total purchase price	$576,464

Asset categories acquired in the Azur Merger included working capital, long-term assets and liabilities, fixed assets and identifiable intangible assets, including IPR&D. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

The intangible assets as of the date of the acquisition (i.e. the closing date of the Azur Merger) included (in thousands):

Acquired developed technologies	$323,000
In-process research and development	2,000

Total intangible assets	$325,000

Intangible assets related to acquired developed technologies reflect the estimated fair value of the rights we acquired to those products in the Azur Merger. The fair value was determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for each product line. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of the market. Acquired developed technologies are finite-lived intangible assets and are being amortized over their estimated lives ranging from two to fifteen years.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill attributable to the acquired Azur Merger business has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We believe the factors that contributed to goodwill include synergies that are specific to our consolidated business and not available to market participants, the acquisition of a talented workforce that expands our expertise in business development and commercializing pharmaceuticals products as well as other intangible assets that do not qualify for separate recognition. We do not expect any portion of this goodwill to be deductible for tax purposes.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2012 and 2011 as if the merger with Azur Pharma had been completed on January 1, 2011.

Pro forma net income for the three months ended March 31, 2012 was adjusted to exclude $14.4 million of transaction related expense incurred in 2012 and approximately $11.1 million of non-recurring expenses primarily related to the fair value step up to acquired inventory and integration related expenses.

Pro forma net income for the three months ended March 31, 2011 was adjusted to include $8.7 million of amortization expense related to acquired identifiable intangible assets and $4.9 million of other non-recurring expenses primarily related to the fair value step up to acquired inventory and integration related expenses. Net income was also adjusted to exclude fair value adjustments related to a share-based liability granted to certain former Azur Pharma investors of $0.9 million, which was extinguished upon merger.

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Revenues	$109,295	$72,347
Net income	36,122	11,220
Basic earnings per share	0.64	0.21
Diluted earnings per share	0.60	0.19

3. Inventories

The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$3,116	$1,937
Work in process	1,319	524
Finished goods	12,557	1,448

Total inventories	$16,992	$3,909

As of March 31, 2012, inventories included $7.0 million related to purchase accounting inventory fair value step-up.

4. Fair Value

Available-for-sale securities consisted of the following (in thousands):

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$56,010	$-	$-	$56,010	$48,518	$-	$-	$48,518
U.S. treasury securities	30,007	-	-	30,007	-	-	-	-
Certificates of deposit	7,300	-	(4)	7,296	7,300	-	(6)	7,294
Corporate debt securities	40,595	17	(12)	40,600	50,371	7	(34)	50,344
Obligations of U.S. government agencies	5,662	2	-	5,664	18,433	3	(1)	18,435

Total available-for-sale securities	$139,574	$19	$(16)	$139,577	$124,622	$10	$(41)	$124,591

				March 31, 2012				December 31, 2011
Available-for-sale securities				$139,577				$124,591
Cash				104,641				33,307

Totals				$244,218				$157,898

Reported as				March 31, 2012				December 31, 2011
Amounts classified as cash and cash equivalents				$170,654				$82,076
Amounts classified as marketable securities				73,564				75,822

Totals				$244,218				$157,898

All available-for-sale securities held as of March 31, 2012 had contractual maturities of less than one year. No available-for-sale securities held as of March 31, 2012 had been in a continuous loss position for more than 12 months. The aggregate fair value of available-for-sale securities which had unrealized losses was $39.0 million and $43.6 million as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, realized gains or losses recognized on the sale of investments were not significant. Gross unrealized losses on investments as of March 31, 2012 related to available-for-sale securities were insignificant and we believe the impairment was temporary. In determining that the decline in fair value of these securities was temporary, we considered the length of time each security was in an unrealized loss position and the extent to which fair value was less than cost.

The following table summarizes, by major security type, our available-for-sale securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2012			December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Money market funds	$56,010	$-	$56,010	$48,518	$-	$48,518
U.S. treasury securities	30,007	-	30,007	-	-	-
Certificates of deposit	-	7,296	7,296	-	7,294	7,294
Corporate debt securities	-	40,600	40,600	-	50,344	50,344
Obligations of U.S. government agencies	-	5,664	5,664	-	18,435	18,435

Total available-for-sale securities	$86,017	$53,560	$139,577	$48,518	$76,073	$124,591

Available-for-sale securities include corporate debt securities, obligations of U.S. government agencies and certificates of deposit which were measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of the measurement date. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in 2012.

5. Certain balance sheet items

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Computer software	$4,164	$4,010
Computer equipment	2,662	2,046
Furniture and fixtures	926	556
Leasehold improvements	818	763
Construction-in-progress	148	689
Machinery and equipment	77	76

Subtotal	8,795	8,140
Less accumulated depreciation and amortization	(6,769)	(6,583)

Property and equipment, net	$2,026	$1,557

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Sales returns reserve	$23,296	$4,302
Government rebates reserve	20,838	10,631
Accrued personnel expense	9,429	11,643
Accrued professional fees and services	4,244	1,612
Accrued taxes payable	3,125	-
Accrued gross to net items	2,804	1,747
Accrued transaction and integration costs	1,733	2,409
Accrued inventory and cost of product sales	918	846
Other	8,179	1,593

Total accrued liabilities	$74,566	$34,783

6. Goodwill and Intangible Assets

The gross carrying amount of goodwill was as follows (in thousands):

	March 31,	December 31,
	2012	2011
Goodwill	$239,737	$38,213

We recorded goodwill of $201.5 million in January 2012 in connection with the Azur Merger. There were no changes to the initial carrying amount of our goodwill during the three months ended March 31, 2012.

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2012				December 31, 2011
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12	$372,400	$(49,079)	$323,321	$49,400	$(35,634)	$13,766
Trademarks	3	2,600	(1,849)	751	2,600	(1,781)	819

Total finite-lived intangible assets		375,000	(50,928)	324,072	52,000	(37,415)	14,585
Acquired IPR&D assets		2,000	-	2,000	-	-	-

Total intangible assets		$377,000	$(50,928)	$326,072	$52,000	$(37,415)	$14,585

Based on finite-lived intangible assets recorded as of March 31, 2012, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2012 (remainder)	$33,790
2013	37,871
2014	32,872
2015	26,093
2016	20,022
Thereafter	173,424

Total	$324,072

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

We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2012 and December 31, 2011. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments

We have noncancelable operating leases for our office buildings located in Dublin, Ireland, Palo Alto, California and Philadelphia, Pennsylvania. We are also obligated to make payments under noncancelable operating leases for automobiles used by our sales force.

Future minimum lease payments under our noncancelable operating leases at March 31, 2012 were as follows (in thousands):

Year ending December 31,	Lease Payments
2012 (remainder)	$2,658
2013	4,176
2014	3,227
2015	2,702
2016	2,626
Thereafter	5,131

Total	$20,520

In May 2012, we amended and extended the operating lease for our Philadelphia office building and as a result, we are obligated to make additional payments of at least $1.3 million through February 2016 which are not included in the above table. In May 2012, we entered into a new operating lease agreement for our Dublin office and as a result, we are obligated to make additional payments of $4.5 million through 2022 which are not included in the table above. We have an option to terminate the new Dublin office lease on May 8, 2017, with no less than six months’ prior written notice and the payment of a termination fee in the amount of approximately $0.2 million.

As of March 31, 2012, we had $9.8 million of noncancelable purchase commitments under agreements with contract manufacturers, all of which were due within one year.

Legal Proceedings

On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the FDA requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents listed for Xyrem in the FDA’s approved drug products with therapeutic equivalence evaluation documents, or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA will be stayed until the earlier of (i) April 18, 2013, which is 30 months from our October 18, 2010 receipt of Roxane’s Paragraph IV certification notice, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. An additional method of use patent covering the distribution system for Xyrem issued in December 2010 and is listed in the Orange Book, and we amended our lawsuit against Roxane on February 4, 2011 to include the additional patent in the litigation in response to Roxane’s Paragraph IV Certification against this patent. An additional method of use patent covering the distribution system for Xyrem issued in February 2011 and is listed in the Orange Book, and we amended our lawsuit on May 2, 2011 to include this additional patent in response to Roxane’s Paragraph IV Certification against it. The District Court held a Markman hearing, a pretrial hearing in which the trial judge construes the claims of a patent, on April 26, 2012, and the discovery phase of the proceeding is ongoing. No trial date has been scheduled. We cannot predict the outcome of this matter.

In August 2009, we received a Paragraph IV Certification from Actavis Elizabeth, LLC, or Actavis, advising that Actavis had filed an ANDA with the FDA seeking approval to market a generic version of Luvox CR. Actavis’ Paragraph IV Certification alleged that the United States patent covering Luvox CR, which is owned by Elan Pharma International Limited, or Elan, which has subsequently transferred its rights to Alkermes Pharma Ireland Limited, or Alkermes, and licensed to us, is invalid on the basis that the inventions claimed therein were obvious. On October 6, 2009, we and Elan, as plaintiffs, filed a lawsuit against Actavis in the United States District Court for the District of Delaware claiming infringement of the Alkermes patent. On September 10, 2011, we received a Paragraph IV Certification from Torrent Pharma Limited, or Torrent, advising us that it had filed an ANDA with the FDA requesting approval to market a generic version of Luvox CR. On October 21, 2011, we and Alkermes, as plaintiffs, filed a lawsuit against Torrent in the United States District Court for the District of Delaware asserting infringement of the Alkermes patent. On April 5, 2012 and April 10, 2012, we and Alkermes entered into settlement agreements with Actavis and Torrent, respectively. Under the agreements, we, Alkermes and each of Actavis and Torrent agreed to dismiss all of the claims brought in the litigation without prejudice, each of Actavis and Torrent agreed not to contest the validity or enforceability of the Alkermes patent in the United States, and we, Alkermes and each of Actavis and Torrent agreed to release each other from all claims arising in the litigation or relating to the product each of Actavis and Torrent intends to market under its ANDA. In addition, we granted a sublicense to each of Actavis and Torrent of our rights to have manufactured, market and sell a generic version of Luvox CR in the United States. The sublicenses are non-transferable, non-sublicensable and royalty-free and are exclusive even as to us and Alkermes (except with respect to Luvox CR) for a period of time. The sublicenses will commence on April 15, 2014 or earlier upon the occurrence of certain events.

Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., a subsidiary of Teva, or CIMA, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification in the U.S. District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma

and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and granted a sublicense of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD. The sublicenses will commence in July 2012 and May 2015 for FazaClo LD and FazaClo HD, respectively, or earlier upon the occurrence of certain events. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in suit. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the reexamination proceedings, or when the stays will be lifted.

On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in California Superior Court in the County of Los Angeles. The complaint, among other things, alleges that Azur Pharma and its subsidiary breached certain contractual obligations relating to contingent payments in respect of FazaClo. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations owing to Dr. Cutler in relation to FazaClo. The complaint further alleges that certain contingent payments are due because sales thresholds have been achieved, entitling Dr. Cutler to either $10.5 million or $25.0 million, plus unspecified punitive damages and attorneys’ fees. Azur Pharma denied the allegations in the complaint, moved to quash the summons for lack of jurisdiction by the California state court, and requested that the court send the dispute to arbitration under the contract under which Azur Pharma was sued. On March 14, 2012, the Superior Court denied the motion to quash but granted our petition to compel arbitration in New York and stayed the litigation. We intend to vigorously defend ourselves in connection with this litigation; however, this, like all litigation, carries certain risks and there can be no assurance of the outcome.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

8. Shareholders’ Equity

Following the Azur Merger, our capital structure is comprised of ordinary shares and euro deferred shares. The outstanding 4,000,000 non-voting euro deferred shares of €0.01 each are held by nominees and were issued to satisfy the statutory minimum of Euro-denominated share capital required for a public limited company incorporated in Ireland. The non-voting euro deferred shares have no right to receive dividends, no rights to attend and vote at our general meetings, are redeemable only at our option and have no substantive right to participate in a distribution of assets upon a winding up of our company. All references to common stock in the comparative prior year period in the discussion below were replaced with references to ordinary shares to reflect the capital structure of Azur Pharma, the legal acquirer in the Azur Merger. Our earnings per share in comparative periods were not impacted by the Azur Merger as a result of the one-for-one merger exchange ratio.

The total purchase price consideration of $576.5 million related to the Azur Merger was recorded by increasing total par value of our ordinary shares and euro deferred shares by $1,236 and $54,862, respectively, creating a capital redemption reserve of $0.5 million as required by Irish company law, to preserve permanent capital in the company; and increasing our additional paid-in capital by $575.9 million.

The following table presents a summary of ordinary shares issued and proceeds received (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Shares issued	Cash Proceeds	Shares issued	Cash Proceeds
Merger with Azur Pharma	12,360	$-	-	$-
Employee withholding taxes related to share option exercises (1)	-	(25,299)	-	-
Option and warrant exercises	1,722	5,160	713	4,526
Directors deferred compensation plan	29	-	-	-

Totals	14,111	$(20,139)	713	$4,526

(1)	During the three months ended March 31, 2012, we paid $25.3 million of income tax withholdings on behalf of certain employees related to the net share settlement of exercised share options in connection with the Azur Merger.

9. Share-Based Compensation

Share-based compensation expense related to share options, restricted stock units, shares of ordinary shares credited to the directors’ phantom share accounts and grants under our employee stock purchase plan was classified as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative	$2,405	$2,412
Research and development	515	656
Cost of product sales	361	80

Total share-based compensation expense	$3,281	$3,148

Share Options

The table below shows (i) the number of shares (in thousands) underlying options to purchase our ordinary shares granted to employees, (ii) the weighted-average grant date fair value per share of those share options, and (iii) certain information about the weighted-average assumptions used in the Black-Scholes option pricing model which was used to estimate the grant date fair value per share:

	Three Months Ended March 31,
	2012	2011
Shares	825	1,170
Weighted-average grant date fair value	$27.89	$17.58

Black-Scholes option pricing model assumption information:
Weighted-average volatility	63%	74%
Weighted-average expected term (years)	5.2	5.6
Range of risk-free rates	1.0%	2.4-2.7%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

In March 2012, we granted 404,878 restricted stock units, or RSUs, to employees with a weighted average grant date fair value of $51.83. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares. The fair value of the RSUs is recognized as expense ratable over the vesting period of four years.

10. Related Party Transactions

In connection with the Azur Merger, we assumed a lease for office space in Dublin, Ireland which expires in October 2029. The lease agreement is with Seamus Mulligan, the former Chief Executive Officer of Azur Pharma, who is currently our Chief Business Officer, International Business Development and a member of our board of directors. Rentals paid on this lease amounted to $71,000 in the three months ended March 31, 2012. There were no amounts unpaid at March 31, 2012.

In May 2011, Azur Pharma entered into an agreement with Circ Pharma Limited/Circ Pharma Research and Development Limited, or Circ, companies controlled by Seamus Mulligan, whereby it obtained an option to license certain rights and assets in relation to Tramadol (a chronotherapeutic formulation) and to conduct certain development activities. Azur Pharma paid Circ $250,000 for this option in 2011. On January 9, 2012, Azur Pharma amended the agreement, which provided us an extension to consider and evaluate the program contemplated by the option for a period of six months from the closing of the Azur Merger.

In March 2012, we entered into an underwriting agreement with two underwriters and certain selling shareholders, pursuant to which the selling shareholders agreed to sell to the underwriters 7.9 million of our ordinary shares, resulting in aggregate gross proceeds to the selling shareholders of approximately $390.7 million. The selling shareholders included entities affiliated with certain members of our board of directors, four of our directors and four of our executive officers. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering, and we are obligated to pay expenses of approximately $0.4 million in connection with this offering.

11. Segment Reporting

We have determined that we operate in one business segment, which is the development and commercialization of specialty pharmaceutical products. The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
Xyrem	$73,437	$42,778
Psychiatry:
Luvox CR	9,558	7,125
FazaClo LD	5,579	-
FazaClo HD	2,561	-
Prialt	9,522	-
Women's health and other	6,679	-

Product sales, net	107,336	49,903
Royalties and contract revenues	1,078	978

Total revenues	$108,414	$50,881

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$102,154	$49,899
Europe	5,914	977
All other	346	5

Total revenues	$108,414	$50,881

The following table presents a summary of total revenues from the only customer that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2012	2011
Express Scripts	67%	84%

The following table presents total long-lived assets by location (in thousands):

	March 31,	December 31,
	2012	2011
Ireland	$201,678	$-
International	366,542	54,442

Total long-lived assets	$568,220	$54,442

12. Income Tax

During the three months ended March 31, 2012, our effective income tax rate was 16.6%. This rate was higher than the Irish statutory rate of 12.5% due to profits taxable at a rate higher than the Irish statutory rate offset by a valuation allowance release in connection with the utilization of current year net operating losses. We recorded a provision for income tax expense of $5.5 million for the three months ended March 31, 2012 resulting from the application of a projected effective tax rate against the profit for the quarter.

13. Subsequent Event

On April 26, 2012, Jazz Pharmaceuticals, Jewel Merger Sub Inc., or Merger Sub, a Delaware corporation and an indirect wholly-owned subsidiary of Jazz Pharmaceuticals, EUSA Pharma Inc., or EUSA Pharma, and Essex Woodlands Health Ventures, Inc., a Delaware corporation, Mayflower L.P., a Jersey limited partnership, and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma, entered into an Agreement and Plan of Merger, or the EUSA Merger Agreement. The EUSA Merger Agreement provides that, upon the terms and subject to the conditions set forth in the EUSA Merger Agreement, Merger Sub will merge with and into EUSA Pharma, with EUSA Pharma continuing as the surviving corporation and as an indirect wholly owned subsidiary of Jazz Pharmaceuticals, which merger we refer to herein as the EUSA Acquisition. Under the terms of the EUSA Merger Agreement, the consideration to be paid by us to EUSA Pharma’s security holders in the EUSA Acquisition consists of $650 million in cash, subject to increase or decrease based on EUSA Pharma’s (a) working capital as of consummation of the EUSA Acquisition relative to an agreed upon target and (b) cash as of consummation of the EUSA Acquisition, plus a potential contingent payment of $50 million in cash based upon EUSA Pharma’s lead product, Erwinaze™ (asparaginase Erwinia chrysanthemi), achieving U.S. net sales of $124.5 million in 2013. EUSA Pharma obtained the consent of its stockholders required under applicable law shortly after the execution of the EUSA Merger Agreement. The EUSA Acquisition is not subject to approval by our shareholders. The consummation of the EUSA Acquisition is subject to customary closing conditions, including, among other conditions, antitrust approvals in the U.S. and certain other jurisdictions and the absence of a material adverse effect on EUSA Pharma. The EUSA Acquisition is not subject to a financing contingency. The EUSA Acquisition is expected to close in June 2012. We recorded transaction costs of approximately $1.2 million during the three months ended March 31, 2012 related to the proposed EUSA Acquisition.

The EUSA Merger Agreement contains customary representations and warranties regarding EUSA Pharma and us, covenants regarding the conduct of EUSA Pharma’s business prior to consummation of the EUSA Acquisition, indemnification provisions, termination rights and other customary provisions. $50 million of the consideration to be paid upon consummation of the EUSA Acquisition would be deposited in an escrow account for 12 months as partial security for our indemnification rights under the EUSA Merger Agreement; in addition, $25 million of the contingent payment, if payable, would be subject to reduction for indemnification claims, if any, that are not fully satisfied by the funds in the escrow account.

In connection with the EUSA Merger Agreement, we also entered into a commitment letter with Barclays Bank PLC, or Barclays, pursuant to which Barclays has committed, subject to certain customary conditions, to provide (i) $500 million under a six year term loan facility, and (ii) $100 million under a five year revolving loan facility. Under the commitment letter, Barclays is authorized to act as administrative and collateral agent and as lead arranger, bookrunner and syndication agent. The commitment to provide the loan facilities is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the EUSA Merger Agreement. We expect to finance the EUSA Acquisition with a combination of cash on hand and proceeds from the new term loan. The funding under the term loan facility and the revolving loan facility is not a condition to our obligations under the terms of the EUSA Merger Agreement. Upon execution of the commitment letter and related documents, we became obligated to reimburse Barclays for its expenses incurred in connection with the loan facilities. Upon the closing of the EUSA Acquisition, we will also become obligated to pay customary fees to Barclays, but we are not obligated with respect to such fees prior to the closing. We have also agreed to indemnify the lenders if certain losses are incurred by the lenders in connection with the loan facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements, including statements related to the potential acquisition of EUSA Pharma—see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The Merger with Azur Pharma

On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger, accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Jazz Pharmaceuticals, Inc. treated as the acquiring company in the Azur Merger for accounting purposes. The operating results of the accounting acquiree, Azur Pharma, are included only after the effective time of the Azur Merger on January 18, 2012 through the end of the period covered by this report, and the historical financial statements of Jazz Pharmaceuticals, Inc., and not Azur Pharma, are included in the comparative prior periods. As part of the Azur Merger, a wholly-owned subsidiary of Azur Pharma merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the Azur Merger as a wholly-owned subsidiary of Jazz Pharmaceuticals plc. Prior to the Azur Merger, Azur Pharma changed its name to Jazz Pharmaceuticals plc.

Throughout this report, unless otherwise indicated or the context otherwise requires, references to “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor, Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012.

Business and Financial Overview

We are a specialty biopharmaceutical company focused on the identification, development and commercialization of pharmaceutical products to meet important unmet medical needs in focused therapeutic areas. Our marketed products include Xyrem (sodium oxybate oral solution), which is the only product approved by the United States Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy; our psychiatry products, FazaClo (clozapine, USP) LD and FazaClo HD, orally disintegrating clozapine tablets indicated for treatment resistant schizophrenia, and Luvox CR (fluvoxamine maleate) marketed for the treatment of obsessive compulsive disorder; Prialt (ziconotide intrathecal injection), the only non-opioid intrathecal analgesic indicated for refractory severe chronic pain; and a portfolio of women’s health and other products led by Elestrin (estradiol gel 0.06%), indicated for the treatment of moderate to severe vasomotor symptoms associated with menopause. We plan to continue to leverage the commercial, medical and scientific experience of the combined enterprise resulting from the Azur Merger in expanding our product portfolio through a combination of internal development, acquisition and in-licensing.

While we have a more diversified product portfolio as a result of the Azur Merger, we continue to be dependent on sales of Xyrem, which accounted for 68% of our net product sales in the quarter ended March 31, 2012. As a result, we continue to place a high priority on growing sales of Xyrem in its approved indications and enforcing our intellectual property rights. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, as set forth in Part II Item 1A of this Quarterly Report on Form 10-Q. In particular, during 2010, an abbreviated new drug application, or ANDA, was filed with the FDA by a third party seeking to market a generic form of Xyrem. We have sued that third party for infringement of our patents, and the litigation is ongoing. We cannot predict the timing or outcome of the litigation. If an ANDA for Xyrem is approved and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected.

On April 26, 2012, we, an indirect wholly-owned subsidiary of ours, or Merger Sub, EUSA Pharma Inc., or EUSA Pharma, and the representatives of the equity holders of EUSA Pharma entered into an Agreement and Plan of Merger, or the EUSA Merger Agreement. The EUSA Merger Agreement provides that, upon the terms and subject to the conditions set forth in the EUSA Merger Agreement, Merger Sub will merge with and into EUSA Pharma, with EUSA Pharma continuing as the surviving corporation and as an indirect wholly owned subsidiary of ours, which we refer to in this report as the EUSA Acquisition. Under the terms of the EUSA Merger Agreement, the consideration to be paid by us to EUSA Pharma’s security holders in the EUSA Acquisition consists of $650 million in cash, subject to increase or decrease based on EUSA Pharma’s (a) working capital as of consummation of the EUSA Acquisition relative to an agreed upon target and (b) cash as of consummation of the EUSA Acquisition, plus a potential contingent payment of $50 million in cash based upon EUSA Pharma’s lead product, Erwinaze™ (asparaginase Erwinia chrysanthemi), achieving U.S. net sales of $124.5 million in 2013. Subject to customary closing conditions, the EUSA Acquisition is expected to close in June 2012. We recorded transaction costs of approximately $1.2 million during the three months ended March 31, 2012 related to the proposed EUSA Acquisition.

In connection with the EUSA Merger Agreement, we also entered into a commitment letter with Barclays Bank PLC, or Barclays, pursuant to which Barclays has committed, subject to certain customary conditions, to provide (i) $500 million under a six year term loan facility, and (ii) $100 million under a five year revolving loan facility. The commitment to provide the loan facilities is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the EUSA Merger Agreement. We expect to finance the EUSA Acquisition with a combination of cash on hand and proceeds from the $500 million term loan. The EUSA Acquisition is not subject to a financing contingency, and we are therefore contractually obligated to complete the EUSA Acquisition, regardless of whether the loan facilities described in the commitment letter are available to us.

The Azur Merger represented a significant change in our business and has required, and will continue to require, significant efforts and expenditures. As a result of the transaction, Jazz Pharmaceuticals, Inc. transitioned from a standalone public Delaware corporation to being part of a combined company organized in Ireland. The proposed EUSA Acquisition would create numerous additional uncertainties and risks and would require additional significant efforts and expenditures. Upon closing of the EUSA Acquisition, which is anticipated to occur in June 2012, we would further transition to a company operating in an additional therapeutic area with a pan-European presence and a distribution network in numerous additional territories. The transition activities associated with the Azur Merger and the proposed EUSA Acquisition are complex, and we may encounter unexpected difficulties or incur unexpected costs, including those discussed in Part II Item 1A of this Quarterly Report on Form 10-Q under the heading “The combination of the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma has created, and the acquisition of EUSA Pharma would create, numerous risks and uncertainties, which could adversely affect our operating results or prevent us from realizing the expected benefits of the transactions.” Our future financial results will be impacted by our ability to integrate the operations of the companies to the extent required successfully and on a timely basis and by our ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses.

Results of Operations

The following table presents revenues and expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease) (2)
	(In thousands)
Product sales, net	$107,336	$49,903	115%
Royalties and contract revenues	1,078	978	10%
Cost of product sales (excluding amortization of acquired developed technology)	10,758	2,809	283%
Selling, general and administrative	46,999	19,911	136%
Research and development	3,959	3,695	7%
Intangible asset amortization	13,513	1,862	626%
Interest income and other, net	71	-	N/A(1)
Interest expense	58	777	N/A(1)
Provision for income tax expense	5,517	-	N/A(1)

(1)	Comparison to prior period is not meaningful.
(2)	Subsequent to the completion of the Azur Merger on January 18, 2012, our financial results include the financial results of the historic Azur Pharma business. The historical financial statements of Jazz Pharmaceuticals, Inc. are included in the comparative prior period.

Product Sales, Net

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)
	(In thousands)
Xyrem	$73,437	$42,778	72%
Psychiatry:
Luvox CR	9,558	7,125	34%
FazaClo LD (2)	5,579	-	N/A(1)
FazaClo HD (2)	2,561	-	N/A(1)
Prialt (2)	9,522	-	N/A(1)
Women’s health and other (2)	6,679	-	N/A(1)

Product sales, net	$107,336	$49,903	115%

(1)	Comparison to prior period is not meaningful.
(2)	Represents net sales of products from the historic Azur Pharma business since January 18, 2012, the effective time of the Azur Merger.

Xyrem product sales increased in the three months ended March 31, 2012 compared to the same period in 2011, primarily due to price increases and to a lesser extent increases in sales volume of 10%. Luvox CR product sales increased in the three months ended March 31, 2012 compared to the same period in 2011 due to price increases, partially offset by a small decrease in sales volumes. Other product sales increased by $24.3 million in the three months ended March 31, 2012 compared to the same period in 2011 due to the inclusion of products from the historic Azur Pharma business, of which Prialt product sales included sales of $4.6 million related to a supply agreement to provide Prialt to Eisai Co. Limited for distribution and sale in Europe. We expect total product sales will increase in 2012 over 2011 due to growth in sales of Xyrem and due to the inclusion of product sales from our expanded product portfolio resulting from the Azur Merger. If the EUSA Acquisition is completed as anticipated, we expect product sales to increase further.

Royalties and Contract Revenues

An increase in royalties accounted for the modest increase in royalty and contract revenues in the three months ended March 31, 2012 compared to the same period in 2011. We expect royalty and contract revenue to decrease slightly in 2012 as compared to 2011.

Cost of Product Sales

Cost of product sales increased in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to $6.4 million of cost of product sales from the products added to our portfolio as a result of the Azur Merger, including $2.4 million related to purchase accounting inventory step up adjustments. Gross margin as a percentage of product sales was 90% in the three months ended March 31, 2012, compared to 94% for the same period in 2011. We expect our gross margin percentage to decrease in 2012 compared to 2011 because of the effect of the Azur Merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher professional service fees and expenses of $9.9 million (including transaction and integration costs of $6.1 million), an increase in salary and benefit related headcount expenses of $7.2 million, and other expenses related to the increase in the size of the organization including our increased commercial presence. We expect that selling, general and administrative expenses will be higher in 2012 than in 2011 due to the inclusion of expenses of the historic Azur Pharma business subsequent to the effective time of the Azur Merger on January 18, 2012. If the EUSA Acquisition is completed as anticipated, we expect selling, general and administrative expense sales to increase further.

Research and Development Expenses

Research and development expenses were slightly higher in the three months ended March 31, 2012 compared to the same period in 2011. The primary reason for the increase was an increase in direct development project costs, which consist of formulation development costs, consulting fees and out-sourced study costs, including investigator payments. Headcount-related expenses incurred in the research and development organization were relatively flat from period to period. We expect research and development expenses to be higher in 2012 than in 2011 as we expect to increase our development activities.

Intangible Asset Amortization

In connection with the Azur Merger, we acquired finite-lived intangible assets with a fair value of $323.0 million, which are expected to be amortized over their useful economic lives of two to fifteen years. We recorded amortization related to these intangibles of $11.7 million in the three months ended March 31, 2012 which accounted for all of the increase in the amortization expense. We expect amortization expense in 2012 to increase substantially from 2011 due to amortization of intangibles related to the Azur Merger. If the EUSA Acquisition is completed as anticipated, we expect intangible asset amortization to increase further.

Interest Income and Other, Net

Interest income was marginally higher in the three months ended March 31, 2012 compared to the same period in 2011 as a result of higher cash, cash equivalents and marketable securities.

Interest Expense

Interest expense decreased in the three months ended March 31, 2012 compared to the same period in 2011 as a result of the repayment of our term loan in July 2011. We expect to finance the EUSA Acquisition, in part, through debt financing and as a result we expect interest expense to increase significantly.

Provision for Income Tax Expense

Our effective tax rate was 16.6% in the three months ended March 31, 2012 as compared to no provision for income tax expense in the same period in 2011. The increase in the effective tax rate is due to taxable profits for the quarter in excess of available net operating losses, or NOLs, after taking account of limitations imposed on current year utilization of NOLs. We expect our effective tax rate for the full year 2012 to be in the range of 14% to 18%.

Non-GAAP Financial Measures

To supplement our financial results presented on a GAAP basis, we use the non-GAAP measures adjusted net income and adjusted net income per diluted share as shown in the table below. We believe these non-GAAP financial measures are helpful in understanding our past financial performance and our potential future results. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. In addition, we believe that the use of these non-GAAP measures enhances the ability of investors to compare our results from period to period. Adjusted net income and adjusted net income per diluted share, as used by us, may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. These measures exclude the following: amortization of intangible assets, share-based compensation, purchase accounting inventory fair value step up adjustments, transaction and integration costs and other non-cash items.

A reconciliation of GAAP net income to adjusted net income, a non-GAAP financial measure, and related per share amounts is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
GAAP net income	$27,681	$21,827
Intangible asset amortization	13,513	1,862
Share-based compensation expense	3,281	3,148
Purchase accounting inventory fair value step-up	2,369	-
Transaction and integration costs	6,095	-
Other non-cash expense/(income)	42	(79)

Adjusted net income	$52,981	$26,758

GAAP net income per diluted share (1)	$0.48	$0.48

Adjusted net income per diluted share (1)	$0.91	$0.59

Shares used in computing GAAP and adjusted net income per diluted share amounts (1)	58,084	45,697

(1)	All references to “shares” in the comparative prior year period were replaced with references to ordinary shares to reflect the capital structure of Azur Pharma, the legal acquirer in the Azur Merger. Our net income per diluted share in the comparative prior year period was not impacted by the Azur Merger because of the one-for-one merger exchange ratio.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents and marketable securities of $244.2 million. We generated cash flows from operations of $24.3 million in the first quarter of 2012. We believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations and to meet our existing obligations, other than pursuant to the EUSA Merger Agreement, for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and, if we are not able to maintain or increase sales of Xyrem, it would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic products that compete with Xyrem or any of our other products are approved and launched, sales of that product would be adversely affected,” “We may not complete our anticipated loan financing prior to the contractually required time for closing of the proposed EUSA Acquisition or otherwise secure favorable terms for such financing,” and “To grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.

We do not currently have sufficient capital to complete the EUSA Acquisition. In connection with entering into the EUSA Merger Agreement, we entered into a commitment letter with Barclays, pursuant to which Barclays has committed to provide $500 million under a six year term loan facility and $100 million under a five year revolving loan facility. The commitment to provide the loan facilities is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the EUSA Merger Agreement. The funding under the loan facilities is not a condition to our obligations under the terms of the EUSA Merger Agreement. We cannot assure you that either the loan facilities will be available prior to the contractually required time for the closing of the proposed EUSA Acquisition or that the terms of the definitive documentation for the loan facilities will be consistent with the terms anticipated by the commitment letter or will otherwise be favorable to us. In the event that the loan facilities contemplated by the commitment letter are not available at the required time, in order to complete the EUSA Acquisition, we would be required to raise capital through an alternative transaction or transactions, which could include an alternative loan facility, public or private debt or equity financings or other arrangements, and we may be unable to raise such additional funds in a timely manner or at all. Any equity financing could be dilutive to our shareholders.

To grow our business over the longer-term, we will need to commit substantial resources to one or all of product acquisition and in-licensing, expensive and time-consuming product development and clinical trials of product candidates, and expanding our commercial operations. We may need to raise additional funds to license or acquire additional products, product candidates or companies or seek to raise additional funds for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$24,295	$24,448
Net cash provided by (used in) investing activities	82,508	(1,191)
Net cash used in financing activities	(18,225)	(2,990)

Net increase in cash and cash equivalents	$88,578	$20,267

Net cash provided by operating activities decreased slightly in 2012 primarily due to a net decrease in working capital of $18.2 million, partially offset by an increase in non-cash adjustments of $12.2 million primarily related to the amortization of intangible assets and an increase in net income of $5.9 million.

Net cash provided by investing activities in 2012 primarily related to cash acquired in the Azur Merger.

Net cash used in financing activities in 2012 included payments totaling $25.3 million for employee withholding tax related to net share exercises, partially offset by proceeds from other employee stock option exercises and warrant exercises.

Contractual Obligations

The table below presents a summary of our contractual obligations as of March 31, 2012 and includes contractual obligations assumed as a result of the Azur Merger.

	Payments due by period
		Less than			More than
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchased product rights liability (2)	$15,250	$15,250	$-	$-	$-
Operating lease obligations (3)	20,520	3,696	7,033	5,330	4,461
Purchase obligations (4)	9,756	9,756	-	-	-

Total	$45,526	$28,702	$7,033	$5,330	$4,461

(1)	We have not included milestone or royalty payments or contractual payment obligations in the table above if the amount and timing of such obligations are unknown or uncertain.
(2)	This amount represents amounts due under a product license agreements with Elan Pharma International Limited related to Prialt ($12.0 million) and with Abbott Laboratories, or Abbott, related to Luvox CR ($3.3 million). These amounts exclude $5.0 million we may owe to Abbott if net sales of Luvox CR reach a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the United States as of December 31, 2014, because we do not know if we will have to pay it. These amounts also exclude payments totaling $5.3 million we may owe to Douglas Pharmaceuticals American Limited under a product license and supply agreement related to an oral suspension formulation of clozapine which are dependent on regulatory approval and various sales milestones.
(3)	Includes the minimum lease payments for our office buildings and automobile lease payments for our sales force. In May 2012 we amended and extended the operating lease for our Philadelphia office and as a result, we are obligated to make additional payments of at least $1.3 million through 2016 which are not included in the above table. In May 2012, we entered into an operating lease agreement for a new office in Dublin and as a result, we are obligated to make additional payments of $4.5 million through 2022 which are not included in the table above. We have an option to terminate the new Dublin office lease on May 8, 2017, with no less than six months’ prior written notice and the payment of a termination fee in the amount of approximately $0.2 million.
(4)	This includes non-cancelable commitments to third party manufacturers.

Critical Accounting Estimates

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in determining the amounts to be deducted from gross revenues, in particular estimates of government rebates, which include Medicaid and TRICARE rebates, and estimated product returns. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, the determination of excess and obsolete inventory, share-based compensation, accrued expenses and income taxes. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Please refer to Part II, Item 7 of the Annual Report on Form 10-K that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. under the heading “Critical Accounting Policies and Significant Estimates” for a discussion of our critical accounting estimates.

In connection with the Azur Merger on January 18, 2012, we acquired a number of intangible assets including intangible assets related to currently marketed products (developed technology) and intangible assets related to product candidates (in-process research and development, or IPR&D). When significant identifiable intangible assets are acquired, we engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

•	estimating the timing of and expected costs to complete, the in-process projects;

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in-process projects; and

•	developing appropriate discount rates and probability rates by project.

We believe the fair values that we assign to the intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition dates. No assurance can be given, however, that the underlying assumptions used to estimate expected cash flows will transpire as estimated. In addition, we are required to estimate the period of time over which to amortize the intangible assets, which requires significant judgment. Please refer to the footnotes to the condensed consolidated financial statements included elsewhere in this Form 10-Q for information about the remaining useful lives of our intangible assets as of March 31, 2012.

In connection with the Azur Merger, we recorded goodwill of $201.5 million, which represented the excess cost of our investment in the net assets of the acquired Azur Pharma business over the fair value of the underlying identifiable net assets at the date of acquisition. This resulted in total goodwill recorded of $239.7 million as of March 31, 2012. We assess our goodwill balance within our single reporting unit annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-

looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting. As discussed above, on January 18, 2012, a wholly-owned subsidiary of Jazz Pharmaceuticals plc (formerly known as Azur Pharma Public Limited Company) merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the Azur Merger and becoming a wholly-owned subsidiary of Jazz Pharmaceuticals plc. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the Azur Merger for accounting purposes, and the Azur Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Jazz Pharmaceuticals plc reflect the financial position, results of operations and cash flows of Jazz Pharmaceuticals, Inc. only. Following the Azur Merger, the financial statements of the current period reflect the financial position, results of operations and cash flows of Jazz Pharmaceuticals plc. The results of operations of the acquired Azur Pharma business are included in the results of operations of Jazz Pharmaceuticals plc beginning on January 18, 2012. Also, as a result of the Azur Merger, the internal control over financial reporting utilized by Jazz Pharmaceuticals, Inc. prior to the Azur Merger became the internal control over financial reporting of our company, and we are currently in the process of evaluating and integrating Azur Pharma’s historical internal controls over financial reporting with ours.

During the quarter ended March 31, 2012, other than continuing changes to our internal control processes resulting from the Azur Merger as discussed above, there have been no material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Throughout this report, unless otherwise indicated or the context otherwise requires, references to “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor, Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012.

Item 1.	Legal Proceedings

On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents listed for Xyrem in the FDA’s approved drug products with therapeutic equivalence evaluation documents, or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA will be stayed until the earlier of (i) April 18, 2013, which is 30 months from our October 18, 2010 receipt of Roxane’s Paragraph IV certification notice, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. An additional method of use patent covering the distribution system for Xyrem issued in December 2010 and is listed in the Orange Book, and we amended our lawsuit against Roxane on February 4, 2011 to include the additional patent in the litigation in response to Roxane’s Paragraph IV Certification against this patent. An additional method of use patent covering the distribution system for Xyrem issued in February 2011 and is listed in the Orange Book, and we amended our lawsuit on May 2, 2011 to include this additional patent in response to Roxane’s Paragraph IV Certification against it. The District Court held a Markman hearing, a pretrial hearing in which the trial judge construes the claims of a patent, on April 26, 2012, and the discovery phase of the proceeding is ongoing. No trial date has been scheduled. We cannot predict the outcome of this matter.

In August 2009, we received a Paragraph IV Certification from Actavis Elizabeth, LLC, or Actavis, advising that Actavis had filed an ANDA with the FDA seeking approval to market a generic version of Luvox CR. Actavis’ Paragraph IV Certification alleged that the United States patent covering Luvox CR, which is owned by Elan Pharma International Limited, or Elan, which has subsequently transferred its rights to Alkermes Pharma Ireland Limited, or Alkermes, and licensed to us, is invalid on the basis that the inventions claimed therein were obvious. On October 6, 2009, we and Elan, as plaintiffs, filed a lawsuit against Actavis in the United States District Court for the District of Delaware claiming infringement of the Alkermes patent. On September 10, 2011, we received a Paragraph IV Certification from Torrent Pharma Limited, or Torrent, advising us that it had filed an ANDA with the FDA requesting approval to market a generic version of Luvox CR. On October 21, 2011, we and Alkermes, as plaintiffs, filed a lawsuit against Torrent in the United States District Court for the District of Delaware asserting infringement of the Alkermes patent. On April 5, 2012 and April 10, 2012, we and Alkermes entered into settlement agreements with Actavis and Torrent, respectively. Under the agreements, we, Alkermes and each of Actavis and Torrent agreed to dismiss all of the claims brought in the litigation without prejudice, each of Actavis and Torrent agreed not to contest the validity or enforceability of the Alkermes patent in the United States, and we, Alkermes and each of Actavis and Torrent agreed to release each other from all claims arising in the litigation or relating to the product each of Actavis and Torrent intends to market under its ANDA. In addition, we granted a sublicense to each of Actavis and Torrent of our rights to have manufactured, market and sell a generic version of Luvox CR in the United States. The sublicenses are non-transferable, non-sublicensable and royalty-free and are exclusive even as to us and Alkermes (except with respect to Luvox CR) for a period of time. The sublicenses will commence on April 15, 2014 or earlier upon the occurrence of certain events.

Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., a subsidiary of Teva, or CIMA, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification in the U.S. District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and granted a sublicense of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD. The sublicenses will commence in July 2012 and May 2015 for FazaClo LD and FazaClo HD, respectively, or earlier upon the occurrence of certain events. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in suit. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the reexamination proceedings, or when the stays will be lifted.

On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in California Superior Court in the County of Los Angeles. The complaint, among other things, alleges that Azur Pharma and its subsidiary breached certain contractual obligations relating to contingent payments in respect of FazaClo. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations owing to Dr. Cutler in relation to FazaClo. The complaint further alleges that certain contingent payments are due because sales thresholds have been achieved, entitling Dr. Cutler to either $10.5 million or $25.0 million, plus unspecified punitive damages and attorneys’ fees. Azur Pharma denied the allegations in the complaint, moved to quash the summons for lack of jurisdiction by the California state court, and requested that the court send the dispute to arbitration under the contract under which Azur Pharma was sued. On March 14, 2012, the Superior Court denied the motion to quash but granted our petition to compel arbitration in New York and stayed the litigation. We intend to vigorously defend ourselves in connection with this litigation; however, this, like all litigation, carries certain risks and there can be no assurance of the outcome.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in the Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc.

Risks Relating to Our Dependence on Xyrem

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

In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•	changed or increased regulatory restrictions, including changes to our risk management program for Xyrem, or regulatory actions by the FDA as a result of a warning letter we received in October 2011;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	continued acceptance of Xyrem as safe and effective by physicians and patients, even in the face of negative publicity that surfaces from time to time.

These and the other risks described in these risk factors related to Xyrem product sales and protection of our proprietary rights could have a material adverse effect on our ability to maintain or increase sales of Xyrem.

If prescriptions and revenue from sales of Xyrem do not continue or increase as expected, we may be required to reduce our operating expenses or to seek to raise additional funds, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects, or we may not be able to acquire, in-license or develop new products to grow our business.

Risks Relating to the Proposed Acquisition of EUSA Pharma

Failure to consummate the proposed acquisition of EUSA Pharma could negatively impact our share price and our future business and financial results.*

On April 26, 2012, we, an indirect wholly-owned subsidiary of ours, or Merger Sub, EUSA Pharma Inc., or EUSA Pharma, and the representatives of the equity holders of EUSA Pharma entered into an Agreement and Plan of Merger, or the EUSA Merger Agreement. The EUSA Merger Agreement provides that, upon the terms and subject to the conditions set forth in the EUSA Merger Agreement, Merger Sub will merge with and into EUSA Pharma, with EUSA Pharma continuing as the surviving corporation and as an indirect wholly owned subsidiary of ours, which we refer to in this report as the EUSA Acquisition. If the proposed EUSA Acquisition is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the EUSA Acquisition, we will be subject to a number of risks, including the following:

•	we may be required to reimburse EUSA Pharma for certain expenses incurred by EUSA Pharma in connection with certain transaction matters;

•

the current price of our ordinary shares may reflect a market assumption that the EUSA Acquisition will occur, such that a failure to complete the EUSA Acquisition could result in a decline in the price of our ordinary shares; and

•

matters relating to the EUSA Acquisition have required and will continue to require substantial commitments of time and resources by our management and other employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to litigation related to any failure to consummate the EUSA Acquisition or to perform our obligations under the EUSA Merger Agreement or related to any enforcement proceeding commenced against us. If the EUSA Acquisition is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.

EUSA Pharma’s business relationships may be subject to disruption due to uncertainty associated with the EUSA Acquisition.*

Parties with which EUSA Pharma currently conducts business or may conduct business in the future, including customers and suppliers, may experience uncertainty associated with the EUSA Acquisition, including with respect to current or future business relationships with us or EUSA Pharma. As a result, EUSA Pharma’s business relationships may be subject to disruptions if customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or EUSA Pharma. These disruptions could have an adverse effect on our businesses, financial condition, results of operations or prospects following the closing. The adverse effect of such disruptions could be exacerbated by a delay in the consummation of the EUSA Acquisition.

Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, adversely affect the progress of pipeline product candidates or otherwise adversely affect our operations and the operations of EUSA Pharma.*

Our success after the completion of the EUSA Acquisition will depend, in part, upon our ability to retain key employees, especially during the integration phase of the two businesses. Current and prospective employees of ours and EUSA Pharma might experience uncertainty about their future roles with us following completion of the EUSA Acquisition, which might adversely affect our ability to retain key managers and other employees. In addition, competition for qualified personnel in the biotechnology industry is very intense. If we or EUSA Pharma lose key personnel or we are unable to attract, retain and motivate qualified individuals or the associated costs to us increase significantly, our business could be adversely affected.

Obtaining required approvals necessary to satisfy the conditions to the completion of the EUSA Acquisition may delay or prevent completion of this acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the EUSA Acquisition.*

The EUSA Acquisition is subject to customary closing conditions. These closing conditions include, among others, the expiration or termination of the waiting period under the HSR Act and compliance with antitrust-related filing requirements in certain other countries. The governmental agencies from which the parties will seek approvals have broad discretion in administering the governing regulations. As a condition to their approval, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the EUSA Acquisition or may reduce the anticipated benefits of this acquisition. If we and EUSA Pharma agree to any material requirements, limitations, costs or restrictions in order to obtain any approvals required to consummate the EUSA Acquisition, these requirements, limitations, costs or restrictions could adversely affect the anticipated benefits of this acquisition. This could result in a failure to consummate these transactions or have a material adverse effect on our business and results of operations.

We may not complete our anticipated loan financing prior to the contractually required time for closing of the proposed EUSA Acquisition or otherwise secure favorable terms for such financing.*

We do not currently have sufficient capital to complete the EUSA Acquisition. In connection with entry into the EUSA Merger Agreement, we entered into a commitment letter with Barclays Bank PLC, or Barclays, pursuant to which Barclays has committed to provide $500 million under a six year term loan facility and $100 million under a five year revolving loan facility. The commitment to provide the loan facilities is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the EUSA Merger Agreement. The funding under the loan facilities is not a condition to our obligations under the terms of the EUSA Merger Agreement. We cannot assure you that either the loan facilities will be available prior to the contractually required time for the closing of the proposed EUSA Acquisition or that the terms of the definitive documentation for the loan facilities will be consistent with the terms anticipated by the commitment letter or will otherwise be favorable to us. In the event that the loan facilities contemplated by the commitment letter are not available at the required time, in order to complete the EUSA Acquisition, we would be required to raise capital through an alternative transaction or transactions, which could include an alternative loan facility, public or private debt or equity financings or other arrangements, and we may be unable to raise such additional funds in a timely manner or at all. Any equity financing could be dilutive to our shareholders.

The terms of our anticipated loan facilities could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.*

The terms of our anticipated loan facilities are expected to include customary restrictive covenants that would impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants are expected to include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The anticipated loan facilities are also expected to include financial covenants relating to minimum interest coverage, maximum total senior secured leverage and maximum capital expenditures. Our failure to comply with any of the covenants that are included in our anticipated loan facilities could result in a default under the terms of the facilities, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the anticipated revolving loan facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

If goodwill or other intangible assets that we record in connection with the EUSA Acquisition become impaired, we could be required to take significant charges against earnings.*

In connection with the accounting for the EUSA Acquisition, it is expected that we will record a significant amount of goodwill and other intangible assets. Under the U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Risks Relating to the Integration of the Azur Pharma and EUSA Pharma Businesses

The combination of the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma has created, and the acquisition of EUSA Pharma would create, numerous risks and uncertainties, which could adversely affect our operating results or prevent us from realizing the expected benefits of the transactions.*

The merger transaction between Jazz Pharmaceuticals and Azur Pharma, or the Azur Merger, which was completed on January 18, 2012, created numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures. In the Azur Merger, Jazz Pharmaceuticals transitioned from a standalone public Delaware corporation to being part of a combined company organized in Ireland. This combination entails many changes, including the integration of Azur Pharma and its personnel with those of Jazz Pharmaceuticals and changes in systems. The proposed EUSA Acquisition would also create numerous additional uncertainties and risks and require additional significant efforts and expenditures. Upon closing of the EUSA Acquisition, which is anticipated to occur in June 2012, we would further transition to a company operating in an additional therapeutic area, oncology, with a pan-European presence and a distribution network in numerous additional territories. The transition activities associated with the Azur Merger and the proposed EUSA Acquisition are complex, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures;

•	difficulties in achieving anticipated business opportunities and growth prospects from the Azur Merger and the proposed EUSA Acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees and corporate cultures, as well as managing employees in geographically disparate locations;

•	increased complexity and costs of managing international operations;

•	challenges in harmonizing our promotional review process and other compliance activities and meeting our ongoing U.S. and foreign regulatory obligations for our expanded product portfolio;

•	challenges in integrating sale forces and building and maintaining a strong sales organization;

•	increased exposure to foreign currency exchange rate fluctuations;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

If any of these factors impairs our ability to integrate the acquired businesses successfully or on a timely basis, we may not be able to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.

In addition, the market price of our ordinary shares may decline if the integration of the businesses is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combinations on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

Risks Relating to Our Business

If generic products that compete with Xyrem or any of our other products are approved and launched, sales of that product would be adversely affected.*

Although Xyrem is covered by patents covering its formulation, distribution system and method, and certain of our other products are covered by patents covering their respective formulations, distributions systems or methods of use, we cannot assure you that third parties will not attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and introduce generic equivalents of Xyrem or any other products. Once orphan drug exclusivity for Xyrem in the United States for the treatment of excessive daytime sleepiness in patients with narcolepsy expires in November 2012 and exclusivity has expired for the other products, other companies could possibly introduce generic equivalents of these products if they do not infringe our patents or can demonstrate that our patents are invalid or unenforceable.

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

We received Paragraph IV certification notices relating to three generic versions of Luvox CR, two in 2009 and one in 2011.We filed lawsuits against all of these companies after receipt of their certifications. We and Elan Pharma International Limited, which has subsequently transferred its rights to Alkermes Pharma Ireland Limited, or Alkermes, entered into settlement agreements with all three of the companies, granting to each company a sublicense of its rights to have manufactured, market and sell a generic version of Luvox CR, with one sublicense commencing in February 2013, or earlier upon the occurrence of certain events, and the other two commencing in April 2014,or earlier upon the occurrence of certain events.

Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., a subsidiary of Teva, or CIMA, our licensor and whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr Laboratories (one of the three generic manufacturers) and Teva, which had acquired Barr Laboratories, entered into an agreement settling the patent litigation and granting a license of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD. The sublicenses will commence in July 2012 and May 2015 for FazaClo LD and FazaClo HD,

respectively, or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV certification notice from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva. In the July 2011 settlement agreement, we granted Teva an option, subject to certain conditions, to have us supply it with an authorized generic of FazaClo LD starting in July 2012. Teva exercised the option in February 2012. We are working with the FDA to address any applicable regulatory requirements in connection with the supply of an authorized generic of FazaClo LD to Teva. We cannot assure you that the lawsuits against the other generic manufacturers, or any other lawsuit we may bring, will prevent the introduction of generic versions of FazaClo LD and FazaClo HD for any particular length of time, or at all.

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

The Xyrem risk management plan adopted with the approval of the product in 2002 is not in the same form as required under the newer Risk Evaluation and Mitigation Strategy, or REMS, structure pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA. The FDA has required that pre-existing risk management programs be converted to the newer REMS structure. The Xyrem risk management program is a “deemed REMS” in the view of the FDA. While we have been in discussions with the FDA about converting our deemed REMS to a REMS under the new structure, those discussions have not been completed. We cannot assure you that the FDA will not impose new and onerous requirements under the new REMS structure that could make it more difficult or expensive for us to distribute Xyrem or could adversely affect our sales or make competition easier.

Under our existing risk management plan, all of the Xyrem sold in the United States must be shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under the Xyrem risk management program is cumbersome. While we have an agreement with the central pharmacy for Xyrem, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or ESSDS, through June 2015, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the risk management plan approved by the FDA. Transitioning to a new central pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

In late April 2011, we learned that deaths of patients who had been prescribed Xyrem between 2003 and 2010 had not always been reported to us by ESSDS and therefore to the FDA as required. Promptly after learning of them, we reported to the FDA all of the previously unreported cases that we and ESSDS had identified. We also began immediately taking specific steps to strengthen our own procedures, and those between us and ESSDS, to seek to ensure that all adverse events are reported to us, and to the FDA, in an appropriate and timely manner.

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

The information we initially received concerning the cases discussed above did not specify the cause of death in most cases. We have gathered additional information and completed our analysis with respect to these cases under a plan that we discussed with the FDA. The analysis showed that the mortality rates in patients receiving a Xyrem prescription have not increased over time since product launch, and, overall, the inclusion of the new cases does not change the known mortality risks observed among patients prescribed Xyrem. We are continuing to work with the FDA on both the product label and an updated risk management plan to further enhance and promote the safe use of Xyrem. We cannot assure you that the FDA will agree with our proposed updates to the Xyrem label or risk management plan, whether the FDA will open an evaluation based on the FDA’s Adverse Event Reporting System database, or whether the FDA will take or require us to take other actions that could be costly or time-consuming and/or negatively affect the commercial success of Xyrem. We cannot assure you that regulatory authorities in other countries where Xyrem is sold will not take similar actions.

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

The manufacture, distribution and sale of FazaClo LD and FazaClo HD are, and we expect Clozapine OS and Clozapine QD if approved would be, subject to the requirements of a patient registry program and other restrictions under the requirements of its risk management plan, and these requirements will subject us to increased risks and uncertainties, any of which could negatively impact sales of those products.*

The FDA requires a risk management plan in the form of a patient registry for all clozapine-containing products, including FazaClo LD and FazaClo HD. The FazaClo risk management plan provides a database for monitoring patients (white blood cell and absolute neutrophil counts) treated with FazaClo LD and FazaClo HD to permit early detection of clozapine-induced leucopenia or agranulocytosis, provides a confidential registration and reporting process for patients treated with the products, and provides ongoing updating of the Clozapine National Non-Rechallenge Masterfile with patients previously treated with clozapine products who can no longer be prescribed clozapine products including FazaClo. White blood cell counts of patients taking FazaClo products must be monitored weekly for the first six months of treatment, bi-weekly for the next six months and monthly thereafter (for patients having 12 months of acceptable blood test results).

The risk management plan for FazaClo, which was adopted in 2004, is not in the same form as required under the newer REMS structure under the FDAAA. The FDA views the existing risk management program for FazaClo LD and FazaClo HD as a deemed REMS and has required that this deemed REMS be converted to its current REMS structure. Azur Pharma submitted a supplement for a new REMS plan, which, once approved, will replace the current risk management plan for FazaClo LD and FazaClo HD. We also have two clozapine product candidates: an oral suspension formulation of clozapine, Clozapine OS, and a once-daily formulation of clozapine, Clozapine QD. We expect these two product candidates if approved would be subject to the REMS requirements. We cannot assure you that the FDA will not impose new and onerous requirements under the new REMS structure that could make it more difficult or expensive for us to distribute FazaClo or could adversely affect our sales or make competition easier.

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

Pursuant to our supply agreement with Abbott Laboratories, or Abbott, we are responsible for purchasing, and Abbott is responsible for providing us with, fluvoxamine maleate, the active pharmaceutical ingredient necessary to manufacture Luvox CR. Abbott (through its predecessor Solvay which it acquired in 2010) assigned to us its rights and obligations under its license and supply agreement with Alkermes. Pursuant to the license and supply agreement with Alkermes, we are responsible for providing the active pharmaceutical ingredient free of charge to Alkermes, and Alkermes has the right and obligation to manufacture the worldwide commercial requirements of Luvox CR. Abbott has purchased the fluvoxamine maleate it supplied to us from Lonza, Inc., or Lonza, and, therefore, Lonza, through Abbott, was our sole supplier of fluvoxamine maleate, the active pharmaceutical ingredient in Luvox CR. Lonza sold its United States facility where it manufactured fluvoxamine maleate to a third party that currently continues to supply Abbott, and therefore us, with fluvoxamine maleate. Any new manufacturer or new site would need to be approved by the FDA.

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

In addition, integrating an acquisition, including the acquisition of a company such as EUSA Pharma or a business unit, or an in-licensed product or product candidate, may create unforeseen operating difficulties and expenses for us, including:

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

The network through which we sell our products has undergone significant consolidation through mergers and acquisitions among wholesale distributors. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors and one of their subsidiaries accounted for an aggregate of 25% of our total revenue during the quarter ended March 31, 2012. If any of our major distributors reduces its inventory levels or otherwise reduces purchases of our products, it could lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug companies, including us.

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

We currently have a relatively small sales organization compared with most other pharmaceutical companies with marketed products. If our specialty sales forces and sales organization is not appropriately sized to adequately promote any current or potential future products, the commercial opportunity for our current or potential future products may be diminished.*

We have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. The continued growth of our current products and the launch of any future commercial products may require expansion of our sales force and sales support organization, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of our products.

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

The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. For example, even though we have patents covering Xyrem, an ANDA was filed requesting permission from the FDA to market a generic form of Xyrem, and we have received notices from the company that filed the ANDA stating that the ANDA included Paragraph IV certifications with respect to our Xyrem patents listed in the FDA’s Orange Book. In the case of Luvox CR, we received three Paragraph IV certifications which allege that the Alkermes patent listed in the Orange Book for Luvox CR was invalid. Similarly, three ANDAs were filed requesting approval from the FDA to market a generic form of FazaClo LD and one ANDA has been filed requesting approval from the FDA to market a generic form of FazaClo HD. Azur Pharma received notices from the companies that filed the ANDAs stating that such ANDAs included Paragraph IV certifications with respect to the patents listed in the FDA’s Orange Book.

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

•	our issued patents and the issued patents of our licensors or partners may be vulnerable to legal challenges as a result of changes in applicable law;

•	we may not develop additional proprietary products that are patentable; or

•	the patents of others may have an adverse effect on our business.

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

If we choose to go to court to stop someone else from pursuing the inventions claimed in our patents, our licensed patents or our partners’ patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that the other party’s activities do not infringe our rights to these patents or that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against the generic manufacturers who delivered Paragraph IV certifications to Jazz Pharmaceuticals, Inc. or Azur Pharma with respect to Xyrem and FazaClo LD. See Part II Item 1. “Legal Proceedings.” We cannot assure you that these, or other lawsuits we may file in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.

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

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which is referred to in this report as the Healthcare Reform Act or the PPACA. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be proposed. The constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act have been challenged. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the Healthcare Reform Act. As a result of these uncertainties as well as others unknown to us at this time, it is unclear whether there will be any changes made to the Healthcare Reform Act, whether to certain provisions or in its entirety. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payors, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products.

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

In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to other administrative or judicially imposed sanctions, including warning letters, untitled letters, other civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, withdrawal of the products from the market and refusal to approve pending NDAs or supplements to approved NDAs. We are also subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the U.S. Department of Commerce, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we commercialize our products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our manufacturing partners are subject to many of the same requirements, which include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem. Pursuant to the Export Administration Regulations, we are required to obtain a license from the U.S. Department of Commerce prior to the exportation of certain materials and technical information related to Prialt, a synthesized conotoxin, which is a designated controlled biological toxin.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, as required by the Physician Payment Sunshine provisions, extensive tracking of physician payments and maintenance of a payments database scheduled to begin after January 1, 2013 and public reporting of the physician payment data scheduled to start in March 2013, which may be postponed to a later date. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The PPACA made significant changes to the Medicaid rebate program. Effective March 23, 2010, rebates are also due on the utilization of Medicaid managed care organizations. With regard to the amount of the rebates owed, the PPACA increased the minimum Medicaid rebate for innovator drugs; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and caps the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the PPACA and subsequent legislation changed the definition of average manufacturer price. Finally, the PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a new branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the branded prescription drug fee of $2.8 billion in 2012 (and set to increase in ensuing years) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

One of our corporate goals is to continue to expand our business through the licensing, acquisition and/or development of additional products and product candidates. We cannot assure you that our funds will be sufficient to fund these activities if opportunities arise, and we may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, including in connection with the proposed EUSA Acquisition, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.

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

Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because Azur Pharma was, and we continue to be, an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger at the closing, we could be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874.

For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc., or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes.

It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. Moreover, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders, and/or the Azur Merger.

Section 7874 of the Code likely will limit Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by taxable transactions following the Azur Merger for a period of time following the Azur Merger.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, it is currently expected that this limitation should apply to us. As a result, it is not currently expected that Jazz Pharmaceuticals, Inc. or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions following the Azur Merger. Notwithstanding this limitation, we plan to fully utilize Jazz Pharmaceuticals, Inc.’s U.S. net operating losses, or NOLs, prior to their expiration. As a result of this limitation, however, it may take Jazz Pharmaceuticals, Inc. longer to use its NOLs. Moreover, contrary to these plans, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent Jazz Pharmaceuticals, Inc. from fully utilizing its U.S. tax attributes prior to their expiration if Jazz Pharmaceuticals, Inc. does not generate sufficient taxable income.

Jazz Pharmaceuticals, Inc.’s and its U.S. affiliates’ ability to use their net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be limited if they do not generate taxable income in a timely manner or if an “ownership change” pursuant to Section 382 of the Code is triggered.

Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ have a significant amount of NOLs. Their ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon their generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ will generate sufficient taxable income to use all of their NOLs. In addition, realization of their NOLs to offset potential future taxable income and related income taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Code and similar state provisions. In general, an “ownership change” will occur if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and Treasury Regulations. Section 382 of the Code is an extremely complex provision with respect to which there are many uncertainties. We have not requested a ruling from the IRS to confirm that Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ have not experienced an “ownership change” for the purposes of Section 382 of the Code, and, therefore, we have not established whether the IRS agrees with our analysis regarding the application of Section 382 of the Code.

If goodwill or other intangible assets that we recorded in connection with Azur Merger become impaired, we could have to take significant charges against earnings.*

In connection with the accounting for the Azur Merger, we recorded a significant amount of goodwill and other intangible assets. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

As a result of the Azur Merger, we have and will continue to incur additional direct and indirect costs.

We have and will continue to incur additional costs and expenses in connection with and as a result of the Azur Merger. These costs and expenses include professional fees to comply with Irish corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding a majority of the meetings of our board of directors and certain executive management meetings in Ireland, as well as any additional costs we may incur going forward as a result of our new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by Jazz Pharmaceuticals, Inc. and Azur Pharma.

Risks Relating to Our Ordinary Shares

The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.

Investors who hold our ordinary shares may not be able to sell their shares at or above the price at which they purchased their ordinary shares (or the price at which they purchased their shares of Jazz Pharmaceuticals, Inc. common stock prior to the Azur Merger). The price of Jazz Pharmaceuticals, Inc.’s common stock has fluctuated significantly from time to time and increased substantially during the past year, and we cannot predict if the price of our ordinary shares will continue to do so. The risk factors described above relating to our business and products could cause the price of our ordinary shares to fluctuate significantly. In addition, the stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our ordinary shares, regardless of our operating performance. In addition, our stock price may be dependent upon the valuations and recommendations of the analysts who cover our business, and if our results do not meet our analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

In addition, the market price of our ordinary shares may decline if the integration of the acquired Azur Pharma business and if the EUSA Acquisition is consummated, the acquired EUSA Pharma business, is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of our combined company is otherwise not consistent with the expectations of financial analysts or investors.

Future sales of our ordinary shares in the public market could cause our share price to fall.*

Sales of a substantial number of shares of our ordinary shares in the public market or the perception that these sales might occur, could depress the market price of our ordinary shares, and could impair our ability to raise capital through the sale of additional equity securities. As of April 30, 2012, we had 56,732,899 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.

As of April 30, 2012, the holders of up to approximately 8,000,000 ordinary shares, based on shares outstanding as of that date, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, under an amended and restated investor rights agreement that Jazz Pharmaceuticals, Inc. entered into with these holders in June 2007, which we assumed at the closing of the Azur Merger. Certain of our executive officers are entitled to rights under the amended and restated investor rights agreement with respect to registration of the ordinary shares acquired on exercise of their stock options. If such holders, by exercising their registration rights or otherwise, sell a large number of shares, the sale could adversely affect the market price of our ordinary shares. If in the future we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights or otherwise, these sales may impair our ability to raise capital. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Pursuant to the terms of an investor rights agreement dated July 7, 2009 Jazz Pharmaceuticals, Inc. entered into in connection with a private placement completed on July 7, 2009, which agreement we assumed at the closing of the Azur Merger, we agreed to file a registration statement under the Securities Act registering the resale of 1,895,734 ordinary shares held by the investors in the July 2009 private placement, as well as the 947,867 ordinary shares now underlying the warrants held by such investors. In addition, if we propose to register any of our securities under the Securities Act after February 14, 2012, either for our own account or for the account of others, the investors in the private placement are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Pursuant to the terms of a registration rights agreement dated January 13, 2012 we entered into with the holders of the Azur Pharma’s outstanding ordinary shares as of that date, we filed a shelf registration statement with the SEC covering the resale of 12,020,616 ordinary shares held by these holders following the closing of the Azur Merger to permit these holders to immediately resell their ordinary shares.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our shares and may be able to exercise significant influence over matters subject to shareholder approval.*

As of April 30, 2012, our executive officers and directors, together with the shareholders with which our executive officers and directors are affiliated or associated, beneficially owned approximately 29% of our ordinary shares. Accordingly, our executive officers and directors, together with their respective affiliates or associates, may be able to significantly influence matters subject to shareholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our ordinary shares, and may prevent attempts by our shareholders to replace or remove our board of directors or management.

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

As an Irish company, we are governed by the Irish Companies Acts, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

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

Item 5.	Other Information

2012 Annual General Meeting of Shareholders

Our 2012 annual general meeting of shareholders, or the Annual Meeting, will be held on July 27, 2012 in Dublin, Ireland. Shareholders of record as of the close of business on May 25, 2012 shall be entitled to notice of and to vote at the Annual Meeting. This announcement constitutes public announcement of the date of the Annual Meeting for purposes of Article 98 of our articles of association. In accordance with Article 98 of our articles of association, for your proposal to be considered for inclusion in the proxy materials for our Annual Meeting, your proposal must be submitted in writing to our company secretary at 45 Fitzwilliam Square, Dublin 2, Ireland within a reasonable time prior to the time we begin to print and mail our proxy materials, and in any event no later than May 18, 2012, being the 10th day following the first public announcement of the date for our Annual Meeting.

Dublin Lease

On May 8, 2012, we entered into a Lease with John Ronan and Castle Cove Property Development Limited for our new headquarters in Dublin, Ireland, which is referred to in this report as the Dublin Lease. Under the Dublin Lease, we will occupy approximately 12,000 square feet of office space. The term of the Dublin Lease is 10 years from and including May 8, 2012. Under the terms of the Dublin Lease, the initial yearly rent will be approximately €369,000, to be paid quarterly in advance on the first day of each quarter, and the first payment of rent will be in respect of the quarter commencing February 8, 2013. The initial yearly rent is subject to review on the fifth anniversary of the commencement of the Dublin Lease term. We have an option to terminate the Dublin Lease on May 8, 2017, with no less than six months’ prior written notice and the payment of a termination fee in the amount of approximately €184,500.

The foregoing description of the material terms of the Dublin Lease does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Dublin Lease that will be filed as an exhibit to our quarterly report on Form 10-Q for the period ending June 30, 2012.

Item 6.  Exhibits.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 21, 2011, by and among Azur Pharma Public Limited Company (formerly Azur Limited Company), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan as Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 8-K (File No. 001-33500), as filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s quarterly report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A*	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B*	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C*	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D*	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.7A*	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.2	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.3+	Separation Agreement, dated January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.4	Second Amendment of Lease, dated February 25, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.5+	Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

10.6A+	Jazz Pharmaceuticals plc Cash Bonus Plan (incorporated herein by reference to Exhibit 10.33 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.6B+	Jazz Pharmaceuticals plc Cash Bonus Plan (incorporated herein by reference to Exhibit 10.33 in Jazz Pharmaceuticals plc’s annual report on Form 10-K, as amended (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.7A+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.34 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.7B+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.34 in Jazz Pharmaceuticals plc’s annual report on Form 10-K, as amended (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.8A+*	Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.8B+*	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.8C+*	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.9+	Jazz Pharmaceuticals plc 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.10A+*	Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.10B+*	Form of Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.10C+*	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.11B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

10.11C+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.35 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.37 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.38 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.12B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12C+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.13A+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.13B+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan Offering Document, as amended and restated (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

Exhibit Number	Description of Document

10.14A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.14B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (incorporated herein by reference to Exhibit 10.19 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.14C+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland.

10.14D+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (Designated U.S. Related Corporations).

10.14E+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (Jazz Pharmaceuticals plc and Designated Non-U.S. Related Corporations).

10.15A+*	Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.25 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.15B+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.26 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.15C+*	Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.15D+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.16+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.17+*	Jazz Pharmaceuticals, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.18+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.19+	Offer Letter from Jazz Pharmaceuticals, Inc. to Suzanne Sawochka Hooper.

10.20+	Amendment to Employment Agreement by and between Jazz Pharmaceuticals plc and Seamus Mulligan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Jazz Pharmaceuticals plc in the merger and no longer binding on Jazz Pharmaceuticals, Inc.
+	Indicates management contract or compensatory plan.
**	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

Jazz Pharmaceuticals Public Limited Company (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kathryn E. Falberg
Kathryn E. Falberg
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 21, 2011, by and among Azur Pharma Public Limited Company (formerly Azur Limited Company), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan as Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 8-K (File No. 001-33500), as filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s quarterly report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A*	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B*	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C*	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D*	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.7A*	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.2	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.3+	Separation Agreement, dated January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.4	Second Amendment of Lease, dated February 25, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.5+	Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

10.6A+	Jazz Pharmaceuticals plc Cash Bonus Plan (incorporated herein by reference to Exhibit 10.33 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.6B+	Jazz Pharmaceuticals plc Cash Bonus Plan (incorporated herein by reference to Exhibit 10.33 in Jazz Pharmaceuticals plc’s annual report on Form 10-K, as amended (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.7A+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.34 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.7B+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.34 in Jazz Pharmaceuticals plc’s annual report on Form 10-K, as amended (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.8A+*	Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.8B+*	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.8C+*	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.9+	Jazz Pharmaceuticals plc 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.10A+*	Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.10B+*	Form of Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.10C+*	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.11B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

10.11C+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.35 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.37 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.38 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.12B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12C+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.13A+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.13B+*	Jazz Pharmaceuticals, Inc. 2007 Employee Stock Purchase Plan Offering Document, as amended and restated (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

Exhibit Number	Description of Document

10.14A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.14B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (incorporated herein by reference to Exhibit 10.19 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.14C+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland.

10.14D+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (Designated U.S. Related Corporations).

10.14E+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Offering Document (Jazz Pharmaceuticals plc and Designated Non-U.S. Related Corporations).

10.15A+*	Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.25 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.15B+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.26 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.15C+*	Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.15D+*	Form of Stock Option Agreement and Form of Option Grant Notice under the Jazz Pharmaceuticals, Inc. Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.16+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.17+*	Jazz Pharmaceuticals, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2010, as filed with the SEC on November 5, 2010).

10.18+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.19+	Offer Letter from Jazz Pharmaceuticals, Inc. to Suzanne Sawochka Hooper.

10.20+	Amendment to Employment Agreement by and between Jazz Pharmaceuticals plc and Seamus Mulligan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Jazz Pharmaceuticals plc in the merger and no longer binding on Jazz Pharmaceuticals, Inc.
+	Indicates management contract or compensatory plan.
**	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.