Form 10-Q/A
period 2012-06-30
Jazz Pharmaceuticals plc
filed 2012-08-09
CIK 1232524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

JAZZ PHARMACEUTICALS PLC

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

Page
Explanatory Note	1

PART II – OTHER INFORMATION

Item 6. Exhibits	2

EXPLANATORY NOTE

Jazz Pharmaceuticals Public Limited Company (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2012 (the “10-Q”). This Amendment is being filed solely to file Exhibit 10.11 to the 10-Q (certain portions of which are omitted pursuant to a confidential treatment request filed with the SEC) and in connection therewith, to amend Part II, Item 6 of the 10-Q and the Exhibit Index to the 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after August 7, 2012) or modify or update those disclosures that may be affected by subsequent events.

Item 6.	Exhibits.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Public Limited Company (formerly Azur Limited Company), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan as Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.6 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.6A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.6B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.7	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1	Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc, the Lenders and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

10.2	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.3+	Jazz Pharmaceuticals plc 2012 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.4+	Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.5+	Noncompetition Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.6+	Amendment to Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.7+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.8+	Form of Stock Option Grant Notice and Form of Option Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.9+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

Exhibit Number	Description of Document

10.10+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.11#	Royalty Bearing License Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between the Health Protection Agency and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.INS++	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.SCH++	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012)

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 to the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the SEC on August 7, 2012 (the “Form 10-Q”) accompany the Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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

Dated: August 9, 2012

Jazz Pharmaceuticals Public Limited Company (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kathryn E. Falberg
Kathryn E. Falberg
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Public Limited Company (formerly Azur Limited Company), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan as Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.6 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.6A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.6B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.7	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1	Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc, the Lenders and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

10.2	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.3+	Jazz Pharmaceuticals plc 2012 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.4+	Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.5+	Noncompetition Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.6+	Amendment to Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.7+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.8+	Form of Stock Option Grant Notice and Form of Option Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.9+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

Exhibit Number	Description of Document

10.10+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.11#	Royalty Bearing License Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between the Health Protection Agency and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.INS++	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.SCH++	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012)

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 to the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the SEC on August 7, 2012 (the “Form 10-Q”) accompany the Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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