Form 10-Q
period 2012-09-30
Jazz Pharmaceuticals plc
filed 2012-11-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 001-33500
JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1032470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Fourth Floor, Connaught House,
One Burlington Road, Dublin 4, Ireland
011-353-1-634-7800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2012, 57,888,180 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, FazaClo® (clozapine, USP), Luvox CR® (fluvoxamine maleate) Extended-Release Capsules, Luvox® (fluvoxamine maleate), Prialt® (ziconotide) intrathecal infusion, Niravam® (alprazolam), Parcopa® (carbidopa/levodopa), Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Asparec® (mPEG-r-crisantaspase), LeukotacTM (inolimomab), ProstaScint® (capromab pendetide) and Quadramet® (Samarium Sm 153 Lexidronam Injection). This report also includes trademarks, service marks, and trade names of other companies.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$189,793	$82,076
Marketable securities	—	75,822
Accounts receivable	88,304	34,374
Inventories	30,300	3,909
Prepaid expenses	7,127	1,690
Other current assets	9,942	1,260
Assets held for sale	59,546	—
Total current assets	385,012	199,131
Property and equipment, net	6,671	1,557
Intangible assets, net	876,959	14,585
Goodwill	437,652	38,213
Other long-term assets	20,405	87
Total assets	$1,726,699	$253,573
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,535	$5,129
Accrued liabilities	123,632	34,783
Current portion of long-term debt	26,719	—
Purchased product rights liability	5,743	4,500
Liability under government settlement	—	7,320
Deferred revenue	1,943	1,138
Total current liabilities	178,572	52,870
Deferred revenue, non-current	7,129	7,915
Long-term debt, less current portion	435,631	—
Contingent consideration	36,200	—
Deferred tax liability	180,919	—
Other non-current liabilities	2,161	—
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	6	4
Non-voting euro deferred shares	55	—
Capital redemption reserve	471	—
Additional paid-in capital	1,133,542	542,697
Accumulated other comprehensive income (loss)	13,860	(31)
Accumulated deficit	(261,847)	(349,882)
Total shareholders’ equity	886,087	192,788
Total liabilities and shareholders’ equity	$1,726,699	$253,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Revenues:
Product sales, net	$174,130	$72,216	$398,585	$185,583
Royalties and contract revenues	1,385	1,077	3,691	3,158
Total revenues	175,515	73,293	402,276	188,741
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	32,629	3,901	52,662	10,080
Selling, general and administrative	60,924	30,547	162,505	72,552
Research and development	6,920	3,279	13,200	10,356
Intangible asset amortization	19,742	1,862	43,444	5,586
Total operating expenses	120,215	39,589	271,811	98,574
Income from operations	55,300	33,704	130,465	90,167
Interest expense, net	(7,750)	(125)	(9,199)	(1,559)
Foreign exchange and other	(1,099)	—	(1,357)	—
Loss on extinguishment of debt	—	(1,097)	—	(1,097)
Income from continuing operations before provision for income tax expense	46,451	32,482	119,909	87,511
Provision for income tax expense	12,856	—	24,966	—
Income from continuing operations	$33,595	$32,482	$94,943	$87,511
Loss from discontinued operations	(386)	—	(6,908)	—
Net income	$33,209	$32,482	$88,035	$87,511
Basic income (loss) per ordinary share:
Income from continuing operations	$0.59	$0.77	$1.69	$2.12
Loss from discontinued operations	(0.01)	—	(0.12)	—
Net income	$0.58	$0.77	$1.57	$2.12
Diluted income (loss) per ordinary share:
Income from continuing operations	$0.56	$0.69	$1.59	$1.88
Loss from discontinued operations	(0.01)	—	(0.12)	—
Net income	$0.55	$0.69	$1.47	$1.88
Weighted-average ordinary shares used in per share computations:
Basic	57,703	42,028	56,198	41,206
Diluted	60,883	47,241	59,846	46,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Net income	$33,209	$32,482	$88,035	$87,511
Other comprehensive income (loss):
Foreign currency translation adjustments	14,248	—	13,860	—
Available-for-sale securities:
Net unrealized (loss) gain on available-for-sale securities, net of income taxes	—	(2)	8	(2)
Reclassification adjustments for gains included in earnings, net of income taxes	—	—	23	—
Other comprehensive income (loss)	14,248	(2)	13,891	(2)
Total comprehensive income	$47,457	$32,480	$101,926	$87,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2012	2011
Operating activities
Net income	$88,035	$87,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	789	268
Amortization of intangible assets	51,014	5,586
Loss on disposal of property and equipment	146	15
Share-based compensation expense	15,151	9,758
Excess tax benefit from share-based compensation	(4,266)	—
Purchase accounting inventory fair value step-up	17,822	—
Change in fair value of contingent consideration	1,100	—
Movement in deferred income taxes	(8,768)	—
Provision for losses on accounts receivable and inventory	2,696	144
Other non-cash transactions	1,771	394
Loss on extinguishment of debt	—	1,097
Changes in assets and liabilities:
Accounts receivable	(17,773)	(9,347)
Inventories	1,715	648
Prepaid expenses and other current assets	(3,843)	(1,051)
Other long-term assets	(2,297)	190
Accounts payable	(2,543)	5,414
Accrued liabilities	12,327	12,262
Deferred revenue	(48)	(989)
Other long-term liabilities	(301)	(82)
Liability under government settlement	(7,320)	(3,881)
Net cash provided by operating activities	145,407	107,937
Investing activities
Acquisitions, net of cash acquired	(542,531)	—
Purchases of marketable securities	(37,443)	(12,135)
Proceeds from sale of marketable securities	81,246	—
Proceeds from maturities of marketable securities	31,988	—
Purchases of property and equipment	(4,993)	(523)
Purchase of product rights	(10,750)	(3,375)
Decrease in restricted cash	—	400
Net cash used in investing activities	(482,483)	(15,633)
Financing activities
Net proceeds from issuance of debt	450,916	—
Proceeds from employee stock purchases, exercise of stock options and warrants	20,995	13,468
Payment of employee withholding taxes upon exercise of share-based awards	(25,299)	—
Excess tax benefit from share-based compensation	4,266	—
Repayment of long-term debt	(5,938)	(41,668)
Payments of debt extinguishment costs	—	(333)
Net repayments under revolving credit facility	—	(7,350)
Net cash provided by (used in) financing activities	444,940	(35,883)
Effect of exchange rates on cash and cash equivalents	(147)	—
Net increase in cash and cash equivalents	107,717	56,421
Cash and cash equivalents, at beginning of period	82,076	44,794
Cash and cash equivalents, at end of period	$189,793	$101,215
See Note 2 for supplemental disclosures of non-cash investing activities related to acquisitions.
The condensed consolidated statements of cash flows include the activities of discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
Jazz Pharmaceuticals plc, a public limited company formed under the laws of Ireland, is a specialty biopharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing products that address unmet medical needs. Our strategy is to continue to create shareholder value by:

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
Unless otherwise indicated or the context otherwise requires, references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor, Jazz Pharmaceuticals, Inc., except that all such references prior to the effective time of the Azur Merger on January 18, 2012 are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012. The disclosures in this report relating to the pre-Azur Merger business of Jazz Pharmaceuticals plc, unless noted as being the business of Azur Pharma prior to the Azur Merger, pertain to the business of Jazz Pharmaceuticals, Inc. prior to the Azur Merger.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements of Jazz Pharmaceuticals, Inc. and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, for any other interim period or for any future period.
The consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our wholly-owned subsidiaries and intercompany transactions and balances have been eliminated.

Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem, and maintaining and increasing sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition, changed or increased regulatory restrictions, and continued acceptance of Xyrem as safe and effective by physicians and patients. During 2010, an abbreviated new drug application, or ANDA, was filed with the United States Food and Drug Administration, or FDA, by a third party seeking to market a generic form of Xyrem. We have sued that third party for infringement of our patents, and the litigation is ongoing. If an ANDA for Xyrem is approved and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. In addition, we are continuing our ongoing work on various regulatory matters, including changes to our Risk Evaluation and Mitigation Strategy, or REMS, documents for Xyrem, changes to the Xyrem product label and follow-up with respect to the warning letter we received from the FDA in October 2011 and the Form FDA 483 we received in May 2012. We do not know the terms on which we and the FDA will agree to updates to the Xyrem label or to our updated Xyrem REMS documents, whether the FDA will take further action, or require us to take further action with respect to our adverse event reporting, or whether the FDA will ultimately conclude we have not taken all appropriate corrective actions or require additional data analysis in connection with the warning letter, the Form FDA 483 or other regulatory interactions. The FDA may impose requirements or otherwise take, or require us to take, actions that could make it more difficult or expensive for us to distribute Xyrem, make competition easier and/or negatively affect the commercial success of Xyrem.
In addition to risks related specifically to Xyrem, we are subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the need to successfully integrate and grow our combined business after the EUSA Acquisition and Azur Merger; the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment; the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, and similar foreign regulatory agencies; the challenges of achieving and maintaining commercial success of our products; the dependence on key customers and sole source suppliers; dependence on the protection of intellectual property rights; and the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to hospitals, pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of September 30, 2012, five customers accounted for 76% of gross accounts receivable and one customer, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, accounted for 50% of gross accounts receivable. As of December 31, 2011, Express Scripts accounted for 79% of gross accounts receivable.

We rely on certain sole suppliers for drug substance and certain sole manufacturing partners for certain of our marketed products and product candidates.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. The assets and liabilities of our subsidiaries that have a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date with the results of operations of subsidiaries translated at the average exchange rate for the reporting period. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Transactions in foreign currencies are translated into the functional currency of the relevant subsidiary at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the relevant functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded within “Foreign exchange and other” in the accompanying condensed consolidated statements of income.
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
Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding. Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$33,595	$32,482	$94,943	$87,511
Loss from discontinued operations	(386)	—	(6,908)	—
Net income	$33,209	$32,482	$88,035	$87,511
Denominator:
Weighted-average ordinary shares - basic	57,703	42,028	56,198	41,206
Dilutive effect of employee equity incentive and purchase plans	1,404	2,632	1,557	2,773
Dilutive effect of warrants	1,776	2,581	2,091	2,598
Weighted-average ordinary shares - diluted	60,883	47,241	59,846	46,577

Basic income (loss) per ordinary share:
Income from continuing operations	$0.59	$0.77	$1.69	$2.12
Loss from discontinued operations	(0.01)	—	(0.12)	—
Net income	$0.58	$0.77	$1.57	$2.12
Diluted income (loss) per ordinary share:
Income from continuing operations	$0.56	$0.69	$1.59	$1.88
Loss from discontinued operations	(0.01)	—	(0.12)	—
Net income	$0.55	$0.69	$1.47	$1.88
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase ordinary shares and RSUs	1,785	1,335	1,314	1,122
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
During the nine months ended September 30, 2012, we incurred $2.3 million in transaction costs related to the Azur Merger, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2012, the contribution of the acquired Azur Pharma business to our total revenues from continuing operations was $17.8 million and $51.8 million, respectively. This does not include revenues of $8.1 million and $19.3 million in the three and nine months ended September 30, 2012, respectively, related to our women's health business which we sold in October 2012. For more details regarding this sale, see Note 14.
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
Asset categories acquired in the Azur Merger included working capital, long-term assets and liabilities, fixed assets and identifiable intangible assets, including IPR&D. The allocation of the purchase price for the Azur Merger has been prepared on a preliminary basis and we will finalize these amounts as we obtain the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of the Azur Merger may result in retrospective adjustments to the amounts recorded. These changes could be significant. We expect to finalize these amounts no later than one year from the date of the Azur Merger. Through September 30, 2012, we have not recorded any measurement period adjustments related to the Azur Merger.
The intangible assets as of the closing date of the Azur Merger included (in thousands):

Acquired developed technologies	$323,000
In-process research and development	2,000
Total intangible assets	$325,000
Intangible assets related to acquired developed technologies reflect the estimated fair value of the rights we acquired to those products in the Azur Merger. The fair value was determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for each product line. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of the market. Acquired developed technologies are finite-lived intangible assets and are being amortized over their estimated lives ranging from two to 15 years.
The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the Azur Merger. We believe the factors that contributed to goodwill include synergies that are specific to our consolidated business and not available to market participants, the acquisition of a talented workforce that expands our expertise in business development and commercializing pharmaceuticals products as well as other intangible assets that do not qualify for separate recognition. We do not expect any portion of this goodwill to be deductible for tax purposes.
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
At the closing of the EUSA Acquisition, we made an upfront cash payment of $678.4 million. Under the EUSA Acquisition Agreement, we also agreed to make an additional contingent payment of $50.0 million in cash if Erwinaze achieves U.S. net sales (as defined in the EUSA Acquisition Agreement) of $124.5 million or greater in 2013. $50.0 million of the amount paid at closing was deposited in an escrow account, to be held for 12 months as partial security for our indemnification rights under the EUSA Acquisition Agreement. In October 2012, we received a working capital adjustment of $2.3 million, decreasing the escrow account balance to $47.7 million. $25.0 million of the potential contingent payment, if payable, would be subject to reduction for indemnification claims, if any, that are not fully satisfied by the funds in the escrow account. The initial estimate of fair value of the contingent consideration was $35.1 million, which was recorded as a non-current liability and included in the total purchase price as summarized below:

Base payment	$650,000
Cash acquired	54,117
Working capital and other adjustments	(25,719)
Upfront payment in accordance with agreement	678,398
Estimated fair value of contingent consideration	35,100
Total purchase price	$713,498
During the nine months ended September 30, 2012, we incurred $9.9 million in transaction costs related to the EUSA Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income.
During the three and nine months ended September 30, 2012, the contribution of the acquired EUSA Pharma business to our total revenues was $42.1 million and $50.0 million, respectively, as measured from the date of the EUSA Acquisition. The portion of total expenses and net income associated with the acquired EUSA Pharma business was not separately identifiable due to the integration with our operations.

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
 ____________________

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
Categories acquired in the EUSA Acquisition included working capital, long-term assets and liabilities, fixed assets and identifiable intangible assets, including IPR&D. The allocation of the purchase price for the EUSA Acquisition has been prepared on a preliminary basis, and we will finalize these amounts as we obtain the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of the EUSA Acquisition may result in retrospective adjustments to the amounts recorded. These changes could be significant. We expect to finalize these amounts no later than one year from the date of the EUSA Acquisition. Through September 30, 2012, we had not recorded any measurement period adjustments related to the EUSA Acquisition since the date of acquisition.
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
Pro forma financial information (unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of operations of Jazz Pharmaceuticals, Inc., Azur Pharma and EUSA Pharma for the three and nine months ended September 30, 2012 and 2011, respectively, as if the Azur Merger and the EUSA Acquisition had each been completed on January 1, 2011. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2011. These adjustments include:

•
A (decrease)/increase in amortization expense of $(1.3) million and $8.9 million for the three and nine months ended September 30, 2012, respectively, and $15.7 million and $52.4 million, respectively, for the three and nine months ended September 30, 2011 related to the fair value of acquired identifiable intangible assets.

•
The exclusion of transaction-related expenses of $33.1 million for the nine months ended September 30, 2012 and $8.3 million and $8.6 million for the three and nine months ended September 30, 2011, respectively.

•
A decrease in interest expense of $0.7 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, and an increase of $5.1 million and $12.4 million for the three and nine months ended September 30, 2011, respectively, incurred on additional borrowings made to fund the acquisition of EUSA, as if the borrowings had occurred on January 1, 2011, offset by the elimination of actual interest expense incurred by EUSA during the periods presented.

•
The exclusion of other non-recurring expenses of $11.3 million and $58.4 million for the three and nine months ended September 30, 2012, respectively, and the inclusion of $9.4 million and $25.6 million for the three and nine months ended September 30, 2011, respectively, primarily related to the fair value step-up to acquired inventory, share-based compensation incurred from the acceleration of stock option vesting upon closing of the Azur Merger and the EUSA Acquisition, a share-based liability granted to certain former Azur Pharma shareholders and integration-related expenses.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Revenues	$175,515	$110,571	$485,222	$297,613
Net income (loss)	$46,376	$332	$128,744	$(12,353)
Net income (loss) per ordinary share - basic	$0.80	$0.01	$2.26	$(0.23)
Net income (loss) per ordinary share - diluted	$0.76	$0.01	$2.12	$(0.23)

3. Inventories
The components of inventories were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$5,888	$1,937
Work in process	2,191	524
Finished goods	22,221	1,448
Total inventories	$30,300	$3,909
As of September 30, 2012, inventories included $6.1 million related to purchase accounting inventory fair value step-up.

4. Fair Value
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$164,492	$—	$—	$164,492	$164,492	$—
Money market funds	25,201	—	—	25,201	25,201	—
Certificates of deposit	100	—	—	100	100	—
Totals	$189,793	$—	$—	$189,793	$189,793	$—

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$33,307	$—	$—	$33,307	$33,307	$—
Money market funds	48,518	—	—	48,518	48,518	—
Certificates of deposit	7,300	—	(6)	7,294	—	7,294
Corporate debt securities	50,371	7	(34)	50,344	—	50,344
Obligations of U.S. government agencies	18,433	3	(1)	18,435	251	18,184
Totals	$157,929	$10	$(41)	$157,898	$82,076	$75,822
Collectively, cash and cash equivalents and marketable securities are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Proceeds from sales of available-for-sale securities during the nine months ended September 30, 2012 were $81.2 million and were used to partially fund the EUSA Acquisition. Gross realized gains and losses during the three and nine months ended September 30, 2012 were insignificant. All available-for-sale securities held as of September 30, 2012 were cash and cash equivalents.
The following table summarizes, by major security type, our available-for-sale securities and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities
Money market funds	$25,201	$—	$—	$25,201	$48,518	$—	$48,518
Certificates of deposit	—	100	—	100	—	7,294	7,294
Corporate debt securities	—	—	—	—	—	50,344	50,344
Obligations of U.S. government agencies	—	—	—	—	—	18,435	18,435
Total available-for-sale securities at fair value	$25,201	$100	$—	$25,301	$48,518	$76,073	$124,591
Liabilities:
Contingent consideration	$—	$—	$36,200	$36,200	$—	$—	$—

As of September 30, 2012, our available-for-sale securities included money market funds and certificates of deposits and their carrying values were approximately equal to their fair values. There were no transfers between the different levels of the fair value hierarchy in 2012.
As of December 31, 2011, our available-for-sale securities included corporate debt securities, obligations of U.S. government agencies and certificates of deposit which were measured at fair value using Level 2 inputs and money market funds which were measured at fair value using Level 1 inputs. We reviewed trading activity and pricing for these investments as of the measurement date. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. As of December 31, 2011, the aggregate fair value of available-for-sale securities which had unrealized losses was $43.6 million.
As part of the EUSA Acquisition, we agreed to make an additional contingent payment of $50.0 million in cash if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The fair value measurement of this contingent consideration obligation is determined using unobservable Level 3 inputs. These inputs include the probability of 2013 U.S. net sales of Erwinaze equaling or exceeding the $124.5 million threshold and the discount rate. A significant increase or decrease in the estimated probability of exceeding the milestone threshold would result in a significantly higher or lower fair value measurement, respectively. The range of the estimated contingent payment is from zero if 2013 U.S. net sales of Erwinaze are less than $124.5 million to $50.0 million if 2013 U.S. net sales of Erwinaze equal or exceed $124.5 million.
The changes in fair value of the contingent consideration payable was estimated as follows (in thousands):

Level 3
Balance at December 31, 2011	$—
Amount acquired on June 12, 2012	35,100
Fair value adjustment recorded within selling, general and administrative expenses	1,100
Balance at September 30, 2012	$36,200

During the period ended September 30, 2012, the change in the fair value reflects the passage of time and not a change in the estimated probability of exceeding the milestone threshold.
As of September 30, 2012, the estimated fair value of our $475.0 million term loan was $477.9 million and the carrying amount was $462.4 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on bid/ask prices of our term loan (Level 2). For additional information regarding our term loan see Note 7.

5. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer software	$4,191	$4,010
Computer equipment	3,163	2,046
Furniture and fixtures	1,729	556
Leasehold improvements	3,787	763
Construction-in-progress	1,052	689
Machinery and equipment	93	76
Subtotal	14,015	8,140
Less accumulated depreciation	(7,344)	(6,583)
Property and equipment, net	$6,671	$1,557
Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Employee compensation and benefits	$24,761	$11,643
Rebates and other sales deductions	27,178	12,378
Sales returns reserve	25,596	4,302
Taxes payable	25,449	—
Professional fees	3,217	4,021
Royalties	4,359	267
Other	13,072	2,172
Total accrued liabilities	$123,632	$34,783

6. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2011	$38,213
Goodwill arising from the Azur Merger	201,524
Goodwill arising from the EUSA Acquisition	206,452
Goodwill allocated to the divested women's health business (1)	(12,916)
Foreign exchange	4,379
Balance at September 30, 2012	$437,652
 _________________________

(1)	In September 2012, we entered into a definitive agreement to sell our women's health business. See Note 14 for information regarding discontinued operations and assets held for sale.
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2012				December 31, 2011

	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.5	$920,384	$(79,265)	$841,119	$49,400	$(35,634)	$13,766
Trademarks	2.3	2,600	(1,985)	615	2,600	(1,781)	819
Total finite-lived intangible assets		922,984	(81,250)	841,734	52,000	(37,415)	14,585
Acquired IPR&D assets		35,225	—	35,225	—	—	—
Total intangible assets		$958,209	$(81,250)	$876,959	$52,000	$(37,415)	$14,585
Based on finite-lived intangible assets recorded as of September 30, 2012, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2012 (remainder)	$20,097
2013	77,208
2014	77,014
2015	70,077
2016	66,755
Thereafter	530,583
Total	$841,734
As of September 30, 2012, intangibles related to the women's health business with a net book value of $41.4 million were classified as assets held for sale. See Note 14 for information regarding discontinued operations and assets held for sale.

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
Principal repayments of the term loan are due quarterly and are equal to 5% of the original principal amount in the first year, 7.5% in the second year, 10% in each of the third and fourth years and 15% in each of the fifth and sixth years, with any remaining balance payable on the final maturity date. In the three months ended September 30, 2012, $5.9 million of debt principal was repaid.
The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We are currently in compliance with our financial covenants.
The $475.0 million principal amount of the term loan was recorded net of an original issue discount of $7.1 million. We incurred $15.0 million of debt issuance costs associated with the term loan which are recorded under the caption “Other long-term assets” in the accompanying condensed consolidated balance sheets. As of September 30, 2012, the interest rate on the term loan was 5.25%. Interest expense associated with the term loan is recorded using the interest method and includes non-cash interest related to the debt discount and debt issuance costs. The effective interest rate on the term loan is 6.7%. The current portion of the carrying amount of the term loan was $26.7 million as of September 30, 2012.
Financing costs of $3.5 million associated with the revolving credit facility were deferred and are being amortized to interest expense on a straight-line basis over the life of the facility. As of September 30, 2012, we had not borrowed under the revolving credit facility.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2012 and December 31, 2011. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at September 30, 2012 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2012 (remainder)	$1,634
2013	6,800
2014	5,830
2015	5,032
2016	4,181
Thereafter	5,839
Total	$29,316
As a result of the Azur Merger and the EUSA Acquisition, we assumed operating leases that are included in the table above. In the second quarter of 2012, we entered into an operating lease agreement for our new headquarters in Dublin for a term of 10 years, we amended and extended the operating lease for our existing Philadelphia office building for a term of 4 years and we entered into a new operating sublease for additional office space in Palo Alto near our existing office location for a term of 5 years.
As of September 30, 2012, we had $42.0 million of noncancelable purchase commitments due within one year under agreements with contract manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matter: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the United States Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”, or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem in violation of our patents. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA will be stayed until the earlier of (i) April 18, 2013, which is 30 months from our October 18, 2010 receipt of Roxane’s Paragraph IV certification notice, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. An additional method of use patent covering the distribution system for Xyrem issued in December 2010 and is listed in the Orange Book, and we amended our lawsuit against Roxane on February 4, 2011 to include the additional patent in the litigation in response to Roxane’s Paragraph IV Certification against this patent, as well as another patent which is not listed in the Orange Book. Another method of use patent covering the distribution system for Xyrem issued in February 2011 and is listed in the Orange Book, and we amended our lawsuit against Roxane on May 2, 2011 to include this additional patent in response to Roxane’s Paragraph IV Certification against it. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of a patent, and the District Court issued a Markman order construing the claims in September 2012. A new formulation patent covering Xyrem issued in September 2012 and is listed in the Orange Book. On October 26, 2012, we filed a lawsuit against Roxane in response to Roxane's Paragraph IV Certification against this patent. Our original lawsuit against Roxane has been temporarily stayed while the District Court determines whether to consolidate the lawsuits, and no trial date has been scheduled. We cannot predict the outcome of this matter.
On May 18, 2012, we submitted a Citizen Petition to the FDA addressing the legal and scientific bases for requiring in vivo bioequivalence studies for generic formulations of Xyrem and requesting that the FDA: publish in the Orange Book bioequivalence requirements specifying whether in vitro or in vivo bioequivalence studies, or both, are required for ANDAs referencing Xyrem; not accept for review, review, or approve any ANDA referencing Xyrem unless and until the FDA has published bioequivalence requirements in the Orange Book specifying whether in vitro bioequivalence studies, in vivo bioequivalence studies, or both, are required for such ANDAs; and require in vivo bioequivalence studies for any sodium oxybate drug product for which approval is sought in an ANDA referencing Xyrem to the extent such drug product differs from Xyrem in manufacturing process, pH, excipients, impurities, degradants or contaminants. On October 24, 2012, Roxane submitted comments to this Citizen Petition, arguing that the Citizen Petition should be denied.
On July 10, 2012, we submitted a second Citizen Petition to the FDA addressing the requirements for submission of any ANDA referencing Xyrem. This petition asks the FDA to rescind the acceptance of any previously-accepted ANDA referencing Xyrem, including the Roxane ANDA, that did not contain a proposed risk management system at the time it was accepted for review, because such ANDA would not have demonstrated, as required by law, that the new generic drug product would have the same labeling and conditions of use as Xyrem. This petition further requests that the FDA (i) not accept for review any ANDA referencing Xyrem that does not contain, at the time of its submission, a proposed risk management system sufficient to demonstrate that the new generic drug product has the same labeling and conditions of use as Xyrem; and (ii) determine that if any sponsor, including Roxane, of an ANDA referencing Xyrem that did not contain, at the time it was accepted for review, a proposed risk management system later submits, or resubmits, an ANDA that contains a proposed risk management system sufficient to demonstrate that the new generic drug product would have the same labeling and conditions of use of Xyrem, then such ANDA should not be approved for a period of up to thirty months beginning on the date we receive notice of any Paragraph IV certifications contained in such new ANDA, to the extent that we avail ourselves of our right to initiate a patent infringement action based on such notice. We believe that the FDA’s acceptance of Roxane’s ANDA caused the thirty-month stay under the Hatch-Waxman Act and the related patent litigation between the parties to begin prematurely in a manner contrary to applicable law.
We cannot predict the FDA's response to either of our Citizen Petitions, or the timing thereof, or the effect of any such response on the timing of the potential introduction of a generic version of Xyrem or on the ongoing litigation between us and Roxane.
FazaClo ANDA Matters: Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015 or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the suit. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the reexamination proceedings, or when the stays will be lifted.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to either a $10.5 million or $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. On March 14, 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. We submitted a complaint in arbitration alleging that Dr. Cutler’s suit had been improperly filed in Los Angeles and seeking a declaratory judgment that we have complied with all contractual obligations to Dr. Cutler. On July 25, 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside the scope of the arbitration clause in the applicable contract. On November 7, 2012, Azur Pharma and its subsidiary filed challenges to the sufficiency of the complaint in the Superior Court. This matter, like all litigation, carries certain risks, and there can be no assurance of the outcome.
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
The total purchase price consideration of $576.5 million related to the Azur Merger was recorded by increasing total par value of our ordinary shares and euro deferred shares by $1,236 and $54,862, respectively; by creating a capital redemption reserve of $0.5 million as required by Irish company law to preserve permanent capital in our company; and by increasing our additional paid-in capital by $575.9 million.
The following table presents a summary of ordinary shares issued and related cash proceeds and payments (in thousands):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Shares	Cash	Shares	Cash
Azur Merger	12,360	$—	—	$—
Employee withholding taxes related to share option exercises (1)	—	(25,299)	—	—
Employee stock purchase program, vesting of restricted stock units, option and warrant exercises	2,943	20,994	2,184	13,468
Directors deferred compensation plan	45	—	14	—
Totals	15,348	$(4,305)	2,198	$13,468
 ____________________

(1)
During the nine months ended September 30, 2012, we paid $25.3 million of income tax withholdings on behalf of certain employees related to the net share settlement of exercised share options in connection with the Azur Merger.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Net Unrealized Gains (Losses) On Available-For- Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(31)	$—	$(31)
Other comprehensive income, net of income taxes	31	13,860	13,891
Balance at September 30, 2012	$—	$13,860	$13,860

10. Share-Based Compensation
Share-based compensation expense in continuing operations related to share options, restricted stock units, ordinary shares credited to the directors’ phantom share accounts and grants under our employee stock purchase plan was classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative	$5,330	$2,156	$11,967	$6,986
Research and development	681	838	1,718	2,342
Cost of product sales	344	201	999	430
Total share-based compensation expense	$6,355	$3,195	$14,684	$9,758
In addition to the above amounts we recorded share-based compensation expense in discontinued operations related to share options and restricted stock units of $0.3 million and $0.5 million in the three and nine months ended September 30, 2012, respectively.
Share Options
The table below shows (i) the number of shares underlying options to purchase our ordinary shares granted to employees, (ii) the weighted-average grant date fair value per share of those share options, and (iii) certain information about the weighted-average assumptions used in the Black-Scholes option pricing model which was used to estimate the grant date fair value per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares underlying options granted (in thousands)	1,157	61	2,077	1,312
Weighted-average grant date fair value	$23.13	$24.56	$25.23	$17.99
Black-Scholes option pricing model assumption information:
Weighted-average volatility	64%	71%	64%	74%
Weighted-average expected term (years)	4.2	5.6	4.6	5.6
Range of risk-free rates	0.5-0.6%	1.1-2.0%	0.5-1.1%	1.1-2.7%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
In the nine months ended September 30, 2012, we granted 1.0 million RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $48.98. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as expense ratably over the vesting period of 4 years.
As of September 30, 2012, total compensation cost not yet recognized related to unvested share options and RSUs was $80.7 million, which is expected to be recognized over a weighted-average period of 3.3 years.

11. Related Party Transactions
In connection with the Azur Merger, we assumed a lease for office space in Dublin, Ireland which expires in October 2029. The lease agreement is with Seamus Mulligan, the former Chief Executive Officer of Azur Pharma, who is currently our Chief Business Officer, International Business Development and a member of our board of directors. Rentals paid on this lease amounted to $0.2 million in the nine months ended September 30, 2012. There were no amounts unpaid at September 30, 2012.
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

12. Segment Reporting
We have determined that we operate in one business segment, which is the development and commercialization of specialty pharmaceutical products. The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Xyrem	$102,615	$62,547	$265,149	$161,503
Erwinaze/Erwinase	31,652	—	37,660	—
Prialt	5,413	—	20,491	—
Psychiatry:
Luvox CR	11,605	9,669	31,634	24,080
FazaClo LD	6,370	—	17,905	—
FazaClo HD	3,057	—	8,979	—
Other	13,418	—	16,767	—
Product sales, net	174,130	72,216	398,585	185,583
Royalties and contract revenues	1,385	1,077	3,691	3,158
Total revenues	$175,515	$73,293	$402,276	$188,741
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$159,947	$72,218	$375,658	$185,048
Europe	12,164	1,071	21,252	3,362
All other	3,404	4	5,366	331
Total revenues	$175,515	$73,293	$402,276	$188,741
The following table presents a summary of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Express Scripts	58%	85%	66%	85%
Accredo Health Group, Inc.	14%	—%	7%	—%

The following table presents total long-lived assets by location (in thousands):

	September 30, 2012	December 31, 2011
Ireland	$191,012	$—
France	722,877	—
Bermuda	251,887	—
United States	134,263	54,442
Other	41,648	—
Total long-lived assets	$1,341,687	$54,442

13. Restructuring

In June 2012, we initiated a restructuring plan to re-align certain support functions across the company following the Azur Merger and the EUSA Acquisition. In connection with this restructuring, we will incur costs of severance for terminated employees as well as retention bonus costs for certain employees retained to assist with the transition process, which is estimated to be completed by the second quarter of 2013. The one-time termination benefits are being recorded over the remaining service period where employees are required to stay through their termination date to receive the benefits. During the three and nine months ended September 30, 2012, we recorded $1.6 million and $2.2 million, respectively, of costs related to these one-time termination benefits, which are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We expect to incur approximately $1 million in additional costs in connection with this plan. There were no restructuring activities during the nine months ended September 30, 2011.

The following table summarizes the amounts related to one-time termination benefits, which are included in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2012 (in thousands):

Total Termination Benefits
Balance at January 1, 2012	$—
Costs incurred during the period	2,180
Cash payments	(1,367)
Balance at September 30, 2012	$813

The balance for termination benefits at September 30, 2012 is included within accrued liabilities in the accompanying condensed consolidated balance sheet.

14. Discontinued Operations
On September 5, 2012, we entered into a definitive agreement with Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl, or collectively, Meda, to sell our women's health business for $95.0 million in cash plus an additional amount for certain purchased inventory transferred to Meda upon closing of the sale. The sale was completed in October 2012 (see Note 16). As part of the transaction, Meda purchased the following six products: Elestrin® (estradiol gel), Gastrocrom® (cromolyn sodium, USP), Natelle® One (prenatal vitamin), AVC™ Cream (sulfanilamide), Gesticare® DHA (prenatal multi-vitamin) and Urelle® (urinary antiseptic). In addition, Meda offered positions to approximately 60 of our employees who directly support this business. We decided to sell our women's health business to concentrate our commercial efforts on our core products in our target therapeutic areas. At September 30, 2012, the women's health business met the assets held for sale and discontinued operations criteria. Accordingly, the results of the women's health business are included in income from discontinued operations for the three and nine months ended September 30, 2012. As the women's health business was acquired in the Azur Merger, it is not included in the results for the three and nine months ended September 30, 2011. The net assets associated with the women's health business were reclassified to assets held for sale as of September 30, 2012. Goodwill has been allocated to the divested women's health business using the relative fair value method.
Net revenue and loss from discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Product sales, net	$8,086	$19,277

Loss from discontinued operations (1)	$(386)	$(6,908)

(1) There was no income tax on the loss from discontinued operations.

The following assets have been segregated and classified as assets held for sale in the consolidated balance sheet as of September 30, 2012 (in thousands):

September 30,
2012
Inventories	$3,832
Prepaid expenses and other assets	1,369
Intangible assets, net	41,429
Goodwill	12,916
Assets held for sale	$59,546
In October 2012, we completed the sale of the women's health business to Meda. See Note 16 Subsequent Event for more details.

15. Income Tax
Our provision for income taxes was $12.9 million and $25.0 million for the three and nine months ended September 30, 2012, respectively, compared to zero for the same periods in 2011. Our effective tax rate from continuing operations was 27.7% and 20.8% for the three and nine months ended September 30, 2012, respectively, compared to our effective tax rate of zero for the same periods in 2011. The provision for income taxes for the three and nine months ended September 30, 2012 was for taxes in foreign jurisdictions. During 2011, we had operations only in the U.S. and made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income and to our utilization of deferred state tax benefits. The 2012 effective tax rates were higher than the Irish statutory rate of 12.5% due to income taxable at a rate higher than the Irish statutory rate partially offset by a valuation allowance release in connection with the utilization of current year net operating losses.
We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of our assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and tax credit carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income because of the risks and uncertainties described in Note 1. Accordingly, net deferred tax assets have been fully offset by a valuation allowance. We will continue to evaluate the need for a valuation allowance by jurisdiction on our deferred tax assets during each reporting period. If and when we reverse the valuation allowance, we will record a tax benefit in our consolidated statement of income. As of September 30, 2012, our deferred tax liability of $180.9 million primarily related to intangible assets and IPR&D acquired in the EUSA Acquisition.

16. Subsequent Event
On October 15, 2012, we completed the sale of the women's health business to Meda for $97.6 million, including $2.6 million for certain inventory transferred to Meda upon the closing of the sale.  Net proceeds of the sale are expected to be approximately $93 to $94 million.  As part of the sale, approximately 60 employees who directly supported the women's health business became Meda employees.  In the fourth quarter of 2012, we expect to record a non-recurring gain on the sale of approximately $34 to $36 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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

2012 Transactions
In January 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In June 2012, we completed the acquisition of EUSA Pharma Inc., or the EUSA Acquisition. In connection with the EUSA Acquisition, we entered into a $575.0 million credit agreement consisting of a $475.0 million term loan, which partially financed the EUSA Acquisition, and a $100.0 million revolving credit facility. In October 2012, we completed the sale of our women's health business.
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
Acquisition of EUSA Pharma
On June 12, 2012, we completed the acquisition of EUSA Pharma. As part of the EUSA Acquisition, an indirect wholly-owned subsidiary of Jazz Pharmaceuticals plc merged with and into EUSA Pharma, with EUSA Pharma continuing as the surviving corporation and as an indirect wholly-owned subsidiary of Jazz Pharmaceuticals plc. At the closing of the EUSA Acquisition, we paid $678.4 million in cash, and agreed to make an additional contingent payment of $50.0 million in cash if Erwinaze (asparaginase Erwinia chrysanthemi), a product acquired in the EUSA Acquisition, achieves U.S. net sales of $124.5 million or more in 2013. The operating results of EUSA Pharma are included in our condensed consolidated financial statements since the effective date of the EUSA Acquisition on June 12, 2012.
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

Sale of Women's Health Business
On September 5, 2012, we entered into a definitive agreement with Meda Pharmaceuticals Inc. and Meda Pharma,Sàrl, or collectively, Meda, to sell our women's health business. On October 15, 2012, we completed the sale of the women's health business to Meda for $97.6 million, including $2.6 million for certain inventory transferred upon the closing of the sale.  As part of the transaction, Meda purchased the following six products: Elestrin® (estradiol gel), Gastrocrom® (cromolyn sodium, USP), Natelle® One (prenatal vitamin), AVC™ Cream (sulfanilamide), Gesticare® DHA (prenatal multi-vitamin) and Urelle® (urinary antiseptic). In addition, Meda offered positions to approximately 60 of our employees who directly support this business. Net proceeds of the sale are expected to be approximately $93 to $94 million. In the fourth quarter of 2012, we expect to record a non-recurring gain on the sale of approximately $34 to $36 million. At September 30, 2012, the women's health business met the assets held for sale and discontinued operations criteria. Accordingly, the results of the women's health business are included in income from discontinued operations for the three and nine months ended September 30, 2012. As the women's health business was acquired in the Azur Merger, it is not included in the results for the three and nine months ended September 30, 2011.

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
We have made substantial progress in the execution of our strategy in 2012. Sales of our lead product, Xyrem (sodium oxybate) oral solution, increased 64% in both the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. In addition, as a result of the EUSA Acquisition and Azur Merger, we significantly increased the number of products that we market and added products in therapeutic areas that are new to us, such as oncology and pain. Our marketed products now address medical needs in the following therapeutic areas and include the following products:
Narcolepsy: Xyrem (sodium oxybate) oral solution, the only product approved by the United States Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy;
Oncology: Erwinaze (asparaginase Erwinia chrysanthemi), called Erwinase in ex-U.S. markets, a treatment for patients with acute lymphoblastic leukemia who have developed sensitivity to E. coli-derived asparaginase, and other products, including products for oncology supportive care;
Pain: Prialt (ziconotide) intrathecal infusion, the only non-opioid intrathecal analgesic indicated for the management of severe chronic pain for patients who are intolerant of or refractory to other treatments; and
Psychiatry & Other: a portfolio of products, including FazaClo (clozapine, USP) LD and FazaClo HD, orally disintegrating clozapine tablets indicated for treatment resistant schizophrenia, and Luvox CR (fluvoxamine maleate) Extended-Release Capsules marketed for the treatment of obsessive compulsive disorder.
Our development pipeline currently includes clinical testing of the intravenous administration of Erwinaze for potential approval in the United States, as well as the clinical testing of the product candidates Asparec (mPEG-r-crisantaspase), a pegylated recombinant Erwinia asparaginase for patients with E. coli asparaginase hypersensitivity, and Leukotac (inolimomab), an anti-CD25 monoclonal antibody being studied for the treatment of steroid-refractory acute graft vs. host disease. In addition, we are continuing to pursue development of Clozapine OS, an oral suspension formulation of clozapine. We expect research and development expenses to be higher in 2012 compared to 2011 as our development activities have increased in 2012.
With the completion of the EUSA Acquisition and the Azur Merger this year, we gained not only an expanded portfolio of specialty pharmaceutical products and product candidates, but also a strengthened management team and an enhanced commercial platform, adding EUSA Pharma’s specialty commercial infrastructure in the United States and Europe and its international distribution network to our existing U.S. specialty product platform. Our international footprint now includes headquarters in Dublin, Ireland and multiple offices in the United States, the United Kingdom and other countries in Europe, with approximately 600 employees in ten countries. Going forward, we intend that our strengthened operations will function as an efficient platform for further growth, leveraging our commercial, medical and scientific experience to seek to maximize the potential of our existing products and expand our product portfolio through a combination of internal development, acquisition and in-licensing. We view the operations of the businesses acquired in the EUSA Acquisition and the Azur Merger as complementary to our prior business, and therefore we do not expect to realize significant operating cost synergies.
During the remainder of 2012, we expect to focus on executing on our strategy, as described above, as well as on completing the integration of our acquired businesses. Going forward, we anticipate that we will continue to face a number of challenges and risks to our business and the execution of our strategy. For example, while we now have a more diversified product portfolio, our financial results are significantly influenced by sales of Xyrem, which accounted for 59% and 67% of our net product sales for the three and nine months ended September 30, 2012, respectively. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product, and enhancing and enforcing our intellectual property rights.
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
In addition, we are continuing our ongoing work on various regulatory matters, including changes to our Risk Evaluation and Mitigation Strategy, or REMS, documents for Xyrem, as well as changes to the Xyrem product label and follow-up with respect to the warning letter we received from the FDA in October 2011 and the Form FDA 483 we received in May 2012. We do not know the terms on which we and the FDA will agree to updates to the Xyrem label or to our updated Xyrem REMS documents, whether the FDA will take further action, or require us to take further action, with respect to our adverse event reporting, or whether the FDA will ultimately conclude we have not taken all appropriate corrective actions or require additional data analysis in connection with the warning letter, the Form FDA 483 or other regulatory interactions. The FDA may impose requirements or otherwise take, or require us to take, actions that could make it more difficult or expensive for us to distribute Xyrem, make competition easier, and/or negatively affect the commercial success of Xyrem.
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

Results of Operations
The following discussions of our results of continuing operations exclude the results related to the women's health business. This business has been segregated from continuing operations and reflected as a discontinued operation. See "Discontinued Operations" below. The following table presents revenues and expenses from continuing operations for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease) (2)	2012	2011	(Decrease) (2)
	(in thousands)			(in thousands)
Product sales, net	$174,130	$72,216	141%	$398,585	$185,583	115%
Royalties and contract revenues	1,385	1,077	29%	3,691	3,158	17%
Cost of product sales (excluding amortization of acquired developed technologies)	32,629	3,901	736%	52,662	10,080	422%
Selling, general and administrative	60,924	30,547	99%	162,505	72,552	124%
Research and development	6,920	3,279	111%	13,200	10,356	27%
Intangible asset amortization	19,742	1,862	960%	43,444	5,586	678%
Interest expense, net	7,750	125	N/A(1)	9,199	1,559	490%
Foreign exchange and other	1,099	—	N/A(1)	1,357	—	N/A(1)
Loss on extinguishment of debt	—	1,097	N/A(1)	—	1,097	N/A(1)
Provision for income tax expense	12,856	—	N/A(1)	24,966	—	N/A(1)
Loss from discontinued operations	386	—	N/A(1)	6,908	—	N/A(1)
 _________________________

(1)	Comparison to prior period is not meaningful.

(2)
Subsequent to the completion of the Azur Merger on January 18, 2012 and the EUSA Acquisition on June 12, 2012, our financial results include the financial results of the historic Azur Pharma and EUSA businesses, respectively. The historical financial results of Jazz Pharmaceuticals, Inc. only are included in the comparative prior periods.

Product Sales, Net

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(In thousands)			(In thousands)
Xyrem	$102,615	$62,547	64%	$265,149	$161,503	64%
Erwinaze/Erwinase	31,652	—	N/A(1)	37,660	—	N/A(1)
Prialt	5,413	—	N/A(1)	20,491	—	N/A(1)
Psychiatry:
Luvox CR	11,605	9,669	20%	31,634	24,080	31%
FazaClo LD	6,370	—	N/A(1)	17,905	—	N/A(1)
FazaClo HD	3,057	—	N/A(1)	8,979	—	N/A(1)
Other	13,418	—	N/A(1)	16,767	—	N/A(1)
Product sales, net	174,130	72,216	141%	398,585	185,583	115%
Royalties and contract revenues	1,385	1,077	29%	3,691	3,158	17%
Total revenues	$175,515	$73,293	139%	$402,276	$188,741	113%
_________________________

(1)	Comparison to prior period is not meaningful.
Xyrem product sales increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to price increases and to a lesser extent increases in sales volume of 9% in the three months ended September 30, 2012 and 10% in the nine months ended September 30, 2012. Sales of Erwinaze/Erwinase since the EUSA Acquisition on June 12, 2012 were $31.7 million and $37.7 million in the three and nine months ended September 30, 2012, respectively. Luvox CR product sales increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to price increases, partially offset by decreases in sales volumes. Prialt product sales included sales of $4.6 million in the nine months ended September 30, 2012 related to a supply agreement to provide Prialt to Eisai Co. Limited for distribution and sale in Europe. At the end of August 2012, a generic version of FazaClo LD was launched, which is expected to have a negative impact on sales of FazaClo LD and may have a negative impact on sales of FazaClo HD in future periods. We expect total product sales will increase in 2012 over 2011 due to growth in sales of Xyrem and Luvox CR and due to the inclusion of product sales from our expanded product portfolio resulting from the Azur Merger and the EUSA Acquisition.
Royalties and Contract Revenues
An increase in royalties accounted for the modest increases in royalty and contract revenues in the three and nine months ended September 30, 2012 compared to the same periods in 2011. We expect royalty and contract revenue to decrease slightly in 2012 as compared to 2011 due to a sales milestone payment received in 2011.

Cost of Product Sales
Cost of product sales increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to cost of product sales from the Azur Merger and the EUSA Acquisition of $28.9 million and $41.0 million, respectively, including purchase accounting inventory fair value step-up adjustments of $10.3 million and $14.7 million in the three and nine months ended September 30, 2012, respectively. Gross margin as a percentage of product sales was 81.3% and 86.8% in the three and nine months ended September 30, 2012, respectively, compared to 94.6% for both the same periods in 2011. We expect our gross margin percentage to decrease in 2012 compared to 2011 because of the effect of the Azur Merger and the EUSA Acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were higher in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to an increase in salary and benefit related headcount expenses of $16.9 million and $33.0 million, respectively, and other expenses related to the expansion of our organization, including our increased commercial presence. The increase in selling, general and administrative expenses in the nine months ended September 30, 2012 compared to the same period in 2011 was also due to an increase in professional service fees and expenses of $25.6 million (including an increase in transaction and integration costs of $11.7 million). Selling, general and administrative expenses will be higher in 2012 than in 2011 due to the inclusion of expenses of the Azur Pharma business subsequent to the Azur Merger on January 18, 2012 and the EUSA Pharma business subsequent to the EUSA Acquisition on June 12, 2012. We do not expect synergies as a result of these two acquisitions to contribute to any significant reduction in operating expenses.
Research and Development Expenses
Research and development expenses were higher in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to ongoing research and development programs that we acquired as part of the EUSA Acquisition and, to a lesser extent, an increase in other direct development project costs, including an increase in headcount-related expenses. We expect research and development expenses to be higher in 2012 than in 2011 as our development activities have increased in 2012.
Intangible Asset Amortization
In connection with the Azur Merger and the EUSA Acquisition, we acquired finite-lived intangible assets which are expected to be amortized over their useful economic lives of two to fifteen years. We recorded amortization related to these intangibles of $18.6 million and $38.9 million in the three and nine months ended September 30, 2012, respectively, which accounted for all of the increase in the amortization expense. We expect amortization expense in 2012 to increase substantially from 2011 as a result of the intangible assets we acquired in 2012.
Interest Expense, Net
Interest expense increased in the three and nine months ended September 30, 2012 primarily due to a larger debt balance as compared to the same periods in 2011. In June 2012, we entered into a credit agreement which provides for a term loan in an aggregate principal amount of $475.0 million which bears interest at a variable interest which was 5.25% as of September 30, 2012. In July 2011, we fully repaid a term loan outstanding at that time. As a result of the increase in average debt outstanding, we expect interest expense to increase significantly in 2012.

Foreign Exchange and Other
Foreign exchange losses in the three and nine months ended September 30, 2012 related to the translation of foreign currency net monetary assets, including intercompany balances.
Provision for Income Tax Expense
Our provision for income taxes was $12.9 million and $25.0 million for the three and nine months ended September 30, 2012, respectively, compared to zero for the same periods in 2011. Our effective tax rate from continuing operations was 27.7% and 20.8% for the three and nine months ended September 30, 2012, respectively, compared to our effective tax rate of zero for the same periods in 2011. The provision for income taxes for the three and nine months ended September 30, 2012 was for taxes in foreign jurisdictions. During 2011, we had operations only in the U.S. and made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income and to our utilization of deferred state tax benefits. The 2012 effective tax rates were higher than the Irish statutory rate of 12.5% due to income taxable at a rate higher than the Irish statutory rate partially offset by a valuation allowance release in connection with the utilization of current year net operating losses.
We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of our assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and tax credit carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income because of the risks and uncertainties described in Part II Item 1A “Risk Factors” included elsewhere in this report. Accordingly, net deferred tax assets have been fully offset by a valuation allowance. We will continue to evaluate the need for a valuation allowance by jurisdiction on our deferred tax assets during each reporting period. If and when we reverse the valuation allowance, we will record a tax benefit in our consolidated statement of income. As of September 30, 2012, our deferred tax liability of $180.9 million primarily related to intangible assets and in-process research and development, or IPR&D, acquired in the EUSA Acquisition.

Loss from Discontinued Operations
On September 5, 2012, we entered into a definitive agreement with Meda to sell our women's health business. The closing of the transaction was completed on October 15, 2012. As part of the transaction, Meda purchased the following six products: Elestrin® (estradiol gel), Gastrocrom® (cromolyn sodium, USP), Natelle® One (prenatal vitamin), AVC™ Cream(sulfanilamide), Gesticare® DHA (prenatal multi-vitamin) and Urelle® (urinary antiseptic). In addition, Meda offered positions to approximately 60 of our employees who directly support this business.
Net revenue and loss from discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Product sales, net	$8,086	$19,277

Loss from discontinued operations (1)	$(386)	$(6,908)

(1) There was no income tax on the loss from discontinued operations.

Non-GAAP Financial Measures
To supplement our financial results presented on a GAAP basis, we use certain non-GAAP adjusted income and adjusted net income measures as shown in the table and footnotes below. We believe that these non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us during 2012. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. In addition, we believe that the use of these non-GAAP measures enhances the ability of investors to compare our results from period to period. The adjusted income and adjusted net income measures, as used by us in this report, may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income and adjusted net income per diluted share represent GAAP income from continuing operations and GAAP income from continuing operations per diluted share, respectively, excluding revenue related to upfront and milestone payments, amortization of intangible assets, share-based compensation expense, purchase accounting inventory fair value step-up adjustments, transaction and integration costs, restructuring charges, change in fair value of contingent consideration, loss on extinguishment of debt, other non-cash items, and the income tax effects of these adjustments and acquisition restructuring activities. The adjusted income from discontinued operations and related per share measures represent GAAP loss from discontinued operations excluding amortization of intangible assets, share-based compensation expense and purchase accounting inventory fair value step-up adjustments.
A reconciliation of GAAP income from continuing operations to adjusted net income, a non-GAAP financial measure, and related per share amounts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
GAAP income from continuing operations	$33,595	$32,482	$94,943	$87,511
Intangible asset amortization	19,742	1,862	43,444	5,586
Share-based compensation expense	6,355	3,195	14,684	9,758
Purchase accounting inventory fair value step-up	10,336	—	14,676	—
Transaction and integration costs	1,503	5,974	17,692	5,974
Restructuring charges	1,633	—	2,180	—
Change in fair value of contingent consideration	900	—	1,100	—
Loss on extinguishment of debt	—	1,097	—	1,097
Other non-cash expense (income)	1,261	(285)	1,569	(460)
Income tax adjustments (1)	3,263	—	6,160	—
Adjusted net income (2)	$78,588	$44,325	$196,448	$109,466

GAAP income from continuing operations per diluted share (3)	$0.56	$0.69	$1.59	$1.88
Adjusted net income per diluted share (2) (3)	$1.29	$0.94	$3.28	$2.35
Shares used in computing GAAP income from continuing operations and adjusted net income per diluted share amounts (3)	60,883	47,241	59,846	46,577
_____________________________

(1)
Tax related to acquisition restructuring of $9.5 million and $15.4 million in the three and nine months ended September 30, 2012, respectively, partially offset by the tax effect of non-GAAP pre-tax adjustments of $6.3 million and $9.2 million in the three and nine months ended September 30, 2012, respectively.

(2)
Adjusted net income and adjusted net income per diluted share as used in this report exclude the impact of discontinued operations. For the three months ended September 30, 2012, adjusted income from discontinued operations was $3.0 million, or $0.05 per diluted share, and excluded amortization of intangible assets, share-based compensation expense and purchase accounting inventory fair value step-up adjustments totaling $3.4 million from GAAP loss from discontinued operations of $0.4 million. For the nine months ended September 30, 2012, adjusted income from discontinued operations was $4.3 million, or $0.07 per diluted share, and excluded amortization of intangible assets, share-based compensation expense and purchase accounting inventory fair value step-up adjustments totaling $11.2 million from GAAP loss from discontinued operations of $6.9 million. On a combined basis, adjusted net income and adjusted income from discontinued operations were $1.34 per diluted share and $3.35 per diluted share for the three and nine months ended September 30, 2012, respectively.

(3)
All references to “share” or “shares” in the table above refer to Jazz Pharmaceuticals, Inc.’s common stock with respect to the comparative prior year periods and to Jazz Pharmaceuticals plc’s ordinary shares with respect to the current year periods. GAAP net income per diluted share and non-GAAP adjusted net income per diluted share in the comparative prior year periods were not impacted by the Azur Merger since each share of Jazz Pharmaceuticals, Inc. common stock issued and outstanding immediately prior to the effective time of the Azur Merger was canceled and automatically converted into and became the right to receive one ordinary share upon the consummation of the Azur Merger.

Liquidity and Capital Resources
As of September 30, 2012, we had cash and cash equivalents of $189.8 million and borrowing availability under the revolving credit facility of $100.0 million. We generated cash flows from operations of $145.4 million  during the nine months ended September 30, 2012, and we expect to continue to generate positive cash flow from operations. In October 2012, we completed the sale of our women's health business for $97.6 million in cash, with expected net proceeds of approximately $93 to $94 million. We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future, including our obligations under the credit agreement and a potential contingent payment of $50.0 million which we agreed to under the EUSA Acquisition Agreement if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II Item 1A of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
As of September 30, 2012, $469.1 million principal amount was outstanding on our term loan, which is repayable in quarterly installments equal to 5% of the original principal amount in the first year, 7.5% in the second year, 10% in each of the third and fourth years and 15% in each of the fifth and sixth years, with any remaining balance payable on the final maturity date. Borrowings under the term loan bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 4.25% per annum (subject to a 1.0% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 3.25% per annum (subject to a 2.0% prime rate floor). As of September 30, 2012, the interest rate on the term loan was 5.25%. Borrowings under the revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 4.00% per annum, or the prime lending rate, plus an applicable margin equal to 3.00% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. We may make prepayments of principal without premium or penalty, except that a 1% premium would apply to a repayment via a repricing of the loan under the term loan effected on or prior to June 12, 2013. We are required to make mandatory prepayments of borrowings under the term loan (without payment of a premium) with net cash proceeds from certain non-ordinary course asset sales, issuances of debt (other than certain permitted debt) and casualty proceeds and condemnation awards; and, beginning with the fiscal year ending December 31, 2013, with 50% of our excess cash flow, as defined in the credit agreement (subject to increase to 75% if our secured leverage ratio exceeds 2.25 to 1.0, or decrease to 25% or 0% if our secured leverage ratio is equal to or less than 1.25 to 1.0 or 0.75 to 1.0, respectively). No mandatory repayment was made or is required to be made under our term loan as a result of the sale of our women's health business.
Borrowings under the credit agreement are guaranteed by Jazz Pharmaceuticals plc and certain of its subsidiaries and are secured by substantially all of our assets. The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement contains a financial covenant that requires us to maintain a maximum secured leverage ratio. Our failure to comply with any of the operating and financial covenants contained in the credit agreement would constitute an event of default under the credit agreement. The credit agreement contains other customary events of default. If one or more events of default occurs and continues beyond any applicable cure period, the administrative agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations under the credit agreement to be immediately due and payable. In such event, we would not have sufficient cash resources to repay the full amount of the obligations. We are currently in compliance with the covenants under the credit agreement.
To continue to grow our business over the longer-term, we will need to commit substantial resources to one or all of product acquisition and in-licensing, product development and clinical trials of product candidates, and expanding our commercial operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Accordingly, we may seek to raise additional funds to license or acquire additional products, product candidates or companies or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under our credit agreement could be required for certain potential financings.
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$145,407	$107,937
Net cash used in investing activities	(482,483)	(15,633)
Net cash provided by (used in) financing activities	444,940	(35,883)
Effect of foreign currency exchange rates on cash and cash equivalents	(147)	—
Net increase in cash and cash equivalents	$107,717	$56,421
Net cash provided by operating activities increased in 2012 compared to 2011 due to an increase in net income, after adjusting for non-cash items, partially offset by changes in working capital.
Net cash used in investing activities in 2012 primarily related to cash used in the EUSA Acquisition offset by cash received as a result of the EUSA Acquisition and the Azur Merger and by net proceeds from the sale of marketable securities.
Net cash provided by financing activities in 2012 primarily related to net proceeds of $450.9 million from our new term loan and proceeds of $21.0 million from employee share purchases and exercises of options and warrants partially offset by payments totaling $25.3 million for employee withholding tax related to net share exercises and $5.9 million principal repaid.

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2012 and includes contractual obligations assumed as a result of the Azur Merger and the EUSA Acquisition.

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Term loan—principal	$469,064	$26,719	$86,094	$124,688	$231,563
Term loan—interest (2)	108,747	24,627	43,376	32,720	8,024
Purchase obligations (3)	41,952	41,952	—	—	—
Operating lease obligations (4)	29,316	6,754	11,310	8,047	3,205
Purchased product rights liability (5)	5,750	5,750	—	—	—
Revolving credit facility (6)	2,383	507	1,014	862	—
Other	2,160	40	360	400	1,360
Total	$659,372	$106,349	$142,154	$166,717	$244,152
 __________________________

(1)
We have not included milestone or royalty payments or contractual payment obligations in the table above if the amount and timing of such obligations are unknown or uncertain, including an additional contingent payment of $50.0 million which we agreed to make under the EUSA Acquisition Agreement if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013.

(2)
In June 2012, we entered into a credit agreement that provides for a term loan in an aggregate principal amount of $475.0 million, which matures in June 2018, and a $100.0 million revolving credit facility that matures in June 2017. On June 12, 2012, we borrowed $475.0 million under the new term loan, and we repaid principal of $5.9 million in September 2012. The interest rate was 5.25% at September 30, 2012, which we used to estimate interest owed on the term loan until the final maturity date.

(3)	Includes non-cancelable commitments to third party manufacturers.

(4)
Includes the minimum lease payments for our office buildings and automobile lease payments for our sales force. As a result of the Azur Merger and the EUSA Acquisition, we assumed operating leases that are included in the table above. In the second quarter of 2012, we entered into an operating lease agreement for our new headquarters in Dublin for a term of ten years, we amended and extended the operating lease for our existing Philadelphia office building for a term of four years and we entered into a new operating sublease for additional office space in Palo Alto near our existing office location for a term of five years.

(5)
This amount represents amounts due under a product license agreements with Elan Pharma International Limited related to Prialt ($5.0 million) and with Abbott Laboratories, or Abbott, related to Luvox CR ($0.8 million). These amounts exclude $5.0 million we may owe to Abbott if net sales of Luvox CR reach a cumulative amount of $100.0 million on or before December 31, 2014 and no AB-rated generic version of Luvox CR has been or is being sold in the United States as of December 31, 2014, because we do not know if we will have to pay such amount. These amounts also exclude payments totaling $5.3 million we may owe to Douglas Pharmaceuticals American Limited under a product license and supply agreement related to an oral suspension formulation of clozapine that are dependent on regulatory approval and various sales milestones.

(6)
The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.50% and assumed undrawn amounts of $100.0 million to estimate commitment fees owed. No amount was borrowed under the revolving credit facility as of September 30, 2012.

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
In connection with the Azur Merger on January 18, 2012 and the EUSA Acquisition on June 12, 2012, we acquired a number of intangible assets, including intangible assets related to currently marketed products (developed technology) and intangible assets related to product candidates (IPR&D). When significant identifiable intangible assets are acquired, we engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

•	estimating the timing of and expected costs to complete the in-process projects;

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in-process projects; and

•	developing appropriate discount rates and probability rates by project.
We believe the fair values that we assign to the intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition dates. No assurance can be given, however, that the underlying assumptions used to estimate expected cash flows will transpire as estimated. In addition, we are required to estimate the period of time over which to amortize the intangible assets, which requires significant judgment. Please refer to the footnotes to the condensed consolidated financial statements included elsewhere in this Form 10-Q for information about the remaining useful lives of our intangible assets as of September 30, 2012. We also recorded a deferred tax liability of $180.9 million at September 30, 2012 primarily related to the difference between the book basis and tax basis of the intangible assets and identifiable IPR&D acquired in the EUSA Acquisition. The difference between the book basis and tax basis was based on enacted jurisdictional tax rates assumed to be in effect when these differences reverse. The deferred tax liability amount is based on a variety of significant estimates and assumptions.

In connection with the Azur Merger and the EUSA Acquisition, we recorded goodwill of $408.0 million, which represented the excess cost of our investment in the net assets of the acquired Azur Pharma and EUSA Pharma businesses over the fair value of the underlying identifiable net assets at the date of acquisition. As of September 30, 2012, we have total goodwill recorded of $437.7 million. We assess our goodwill balance within our single reporting unit annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable.
As part of the EUSA Acquisition, we agreed to make an additional contingent payment of $50.0 million in cash if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. Contingent consideration is initially recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings. The estimate of fair value contains uncertainties as it involves assumptions about the probability of 2013 U.S. net sales of Erwinaze equaling or exceeding the $124.5 million threshold and the discount rate. A significant increase or decrease in the estimated probability of exceeding the milestone threshold would result in a significantly higher or lower fair value measurement, respectively.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing and do not reflect the potential impact of any future product or product candidate licensing or acquisition activity, or any future mergers, dispositions or investments we may make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks related to our cash equivalents and marketable securities, and the ways we manage such risks, are set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. for the year ended December 31, 2011. During the nine months ended September 30, 2012, there were no material changes to the market risks relating to cash equivalents. We did not hold any marketable securities at September 30, 2012.
Interest Rate Risk. In June 2012, we entered into a credit agreement that provides for a six-year $475.0 million term loan and a five-year $100.0 million revolving credit facility. On June 12, 2012, we borrowed $475.0 million under the term loan. We are exposed to risks associated with changes in interest rates as a result of borrowings under our term loan. Our indebtedness outstanding under our term loan is subject to a LIBOR floor of 1.0%. Currently LIBOR rates are below the floor of 1%, and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor of 1%. Based on variable rate debt levels of $469.1 million as of September 30, 2012, a 1.0% change in interest rates, above the LIBOR floor, would impact net interest expense by approximately $1.2 million per quarter.

Foreign Exchange Risk. Following the acquisition of EUSA Pharma, we now have significant operations in Europe as well as in the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the local currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposures are related to our subsidiaries that have functional currencies denominated in the Euro and the British Pound Sterling, or GBP. A 10% strengthening/(weakening) in the rates used to translate the results of our foreign subsidiaries would have increased/(decreased) net income for the nine months ended September 30, 2012 by approximately $2 million.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are included within “Foreign exchange and other” in the condensed consolidated statements of income. At September 30, 2012, our primary exposure to transaction risk related to U.S. dollar net monetary assets held by subsidiaries with a Euro functional currency. At September 30, 2012, a 10% strengthening/(weakening) in the U.S. dollar against the Euro would have increased/(decreased) net income by approximately $2.8 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
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
During the quarter ended September 30, 2012, other than continuing changes to our internal control processes resulting from the Azur Merger and the EUSA Acquisition as discussed above, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Throughout this report, unless otherwise indicated or the context otherwise requires, references to “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor, Jazz Pharmaceuticals, Inc., except that all such references prior to the effective time of the merger with Azur Pharma on January 18, 2012 are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to

“Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012. The disclosures in this report relating to the pre-Azur Merger business of Jazz Pharmaceuticals plc, unless noted as being the business of Azur Pharma prior to the Azur Merger, pertain to the business of Jazz Pharmaceuticals, Inc. prior to the Azur Merger.

Item 1.	Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matter: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the United States Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”, or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem in violation of our patents. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA will be stayed until the earlier of (i) April 18, 2013, which is 30 months from our October 18, 2010 receipt of Roxane’s Paragraph IV certification notice, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. An additional method of use patent covering the distribution system for Xyrem issued in December 2010 and is listed in the Orange Book, and we amended our lawsuit against Roxane on February 4, 2011 to include the additional patent in the litigation in response to Roxane’s Paragraph IV Certification against this patent, as well as another patent which is not listed in the Orange Book. Another method of use patent covering the distribution system for Xyrem issued in February 2011 and is listed in the Orange Book, and we amended our lawsuit against Roxane on May 2, 2011 to include this additional patent in response to Roxane’s Paragraph IV Certification against it. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of a patent, and the District Court issued a Markman order construing the claims in September 2012. A new formulation patent covering Xyrem issued in September 2012 and is listed in the Orange Book. On October 26, 2012, we filed a lawsuit against Roxane in response to Roxane's Paragraph IV Certification against this patent. Our original lawsuit against Roxane has been temporarily stayed while the District Court determines whether to consolidate the lawsuits, and no trial date has been scheduled. We cannot predict the outcome of this matter.
On May 18, 2012, we submitted a Citizen Petition to the FDA addressing the legal and scientific bases for requiring in vivo bioequivalence studies for generic formulations of Xyrem and requesting that the FDA: publish in the Orange Book bioequivalence requirements specifying whether in vitro or in vivo bioequivalence studies, or both, are required for ANDAs referencing Xyrem; not accept for review, review, or approve any ANDA referencing Xyrem unless and until the FDA has published bioequivalence requirements in the Orange Book specifying whether in vitro bioequivalence studies, in vivo bioequivalence studies, or both, are required for such ANDAs; and require in vivo bioequivalence studies for any sodium oxybate drug product for which approval is sought in an ANDA referencing Xyrem to the extent such drug product differs from Xyrem in manufacturing process, pH, excipients, impurities, degradants or contaminants. On October 24, 2012, Roxane submitted comments to this Citizen Petition, arguing that the Citizen Petition should be denied.
On July 10, 2012, we submitted a second Citizen Petition to the FDA addressing the requirements for submission of any ANDA referencing Xyrem. This petition asks the FDA to rescind the acceptance of any previously-accepted ANDA referencing Xyrem, including the Roxane ANDA, that did not contain a proposed risk management system at the time it was accepted for review, because such ANDA would not have demonstrated, as required by law, that the new generic drug product would have the same labeling and conditions of use as Xyrem. This petition further requests that the FDA (i) not accept for review any ANDA referencing Xyrem that does not contain, at the time of its submission, a proposed risk management system sufficient to demonstrate that the new generic drug product has the same labeling and conditions of use as Xyrem; and (ii) determine that if any sponsor, including Roxane, of an ANDA referencing Xyrem that did not contain, at the time it was accepted for review, a proposed risk management system later submits, or resubmits, an ANDA that contains a proposed risk management system sufficient to demonstrate that the new generic drug product would have the same labeling and conditions of use of Xyrem, then such ANDA should not be approved for a period of up to thirty months beginning on the date we receive notice of any Paragraph IV certifications contained in such new ANDA, to the extent that we avail ourselves of our right to initiate a patent infringement action based on such notice. We believe that the FDA’s acceptance of Roxane’s ANDA caused the thirty-month stay under the Hatch-Waxman Act and the related patent litigation between the parties to begin prematurely in a manner contrary to applicable law.

We cannot predict the FDA's response to either of our Citizen Petitions, or the timing thereof, or the effect of any such response on the timing of the potential introduction of a generic version of Xyrem or on the ongoing litigation between us and Roxane.
FazaClo ANDA Matters: Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015 or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the suit. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the reexamination proceedings, or when the stays will be lifted.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to either a $10.5 million or $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. On March 14, 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. We submitted a complaint in arbitration alleging that Dr. Cutler’s suit had been improperly filed in Los Angeles and seeking a declaratory judgment that we have complied with all contractual obligations to Dr. Cutler. On July 25, 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside the scope of the arbitration clause in the applicable contract. On November 7, 2012, Azur Pharma and its subsidiary filed challenges to the sufficiency of the complaint in the Superior Court.  This matter, like all litigation, carries certain risks, and there can be no assurance of the outcome.
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
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 59% and 67% of our net product sales for the three and nine months ended September 30, 2012 and 88% of our net product sales for the year ended December 31, 2011, and our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2010 to 2011 and in the first three quarters of 2012, we cannot assure you that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in August 2012, and we cannot assure you that price adjustments we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, Xyrem sales volumes.
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
If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, a third party is seeking to introduce a generic version of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem. Accordingly, it is possible that other companies could introduce generic versions of Xyrem if they do not infringe our patents or if they can demonstrate that our patents are invalid or unenforceable, and they receive FDA approval.
On October 18, 2010, we received notice from Roxane that it had filed an ANDA with the FDA requesting approval to market a generic version of Xyrem. If the application is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Additional ANDAs could also be filed requesting approval to market generic forms of Xyrem; if those applications for generics were approved and the generics were launched, sales of Xyrem would decrease. We have sued Roxane seeking to prevent Roxane from introducing a generic version of Xyrem in violation of our patents, but we cannot assure you that the lawsuit will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. On May 18, 2012, we submitted a Citizen Petition to the FDA requesting that the FDA include in the Orange Book bioequivalence requirements specifying whether in vitro bioequivalence studies, or in vivo bioequivalence studies, or both, are required for ANDAs referencing Xyrem. In this Citizen Petition, we also asked the FDA not to accept for review, review or approve any ANDA referencing Xyrem until such requirements are published in the Orange Book, and to require in vivo bioequivalence studies for any sodium oxybate drug product seeking approval under an ANDA referencing Xyrem to the extent such drug product differs from Xyrem in manufacturing process, pH, excipients, impurities, degradants or contaminants. On October 24, 2012, Roxane submitted comments to this Citizen Petition, arguing that the Citizen Petition should be denied. On July 10, 2012, we submitted a second Citizen Petition to the FDA asking the FDA to rescind acceptance of any previously-accepted ANDA referencing Xyrem, and not to accept any future ANDA referencing Xyrem, unless such ANDA contains, at the time of acceptance for review, a proposed risk management system demonstrating that the proposed generic product would have the same labeling and condition of use of Xyrem. We cannot predict the FDA's response to either of our Citizen Petitions, or the timing thereof, or the effect of any such response on the timing of the potential introduction of a generic version of Xyrem or on the ongoing litigation between us and Roxane.

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
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and distribution system that was implemented at the time Xyrem was approved, which includes parts of the Xyrem Success Program, to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. Our Xyrem Risk Management Program includes unique features that provide information about adverse events, including deaths, which is generally not available for other products that are not subject to a similar risk management program. As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to the Xyrem label or taking or requiring us to take other actions that could have an adverse effect on Xyrem’s commercial success.
While elements of the Xyrem Risk Management Program, adopted in 2002, are deemed to be an approved Risk Evaluation and Mitigation Strategy, or REMS, pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA, the program is not in the form that is now required for REMS documents. The FDA is requiring product risk management programs and related documents that existed prior to the adoption of the FDAAA, including the Xyrem Risk Management Program, to be updated to comply with the current requirements for REMS documents. We are in the process of conforming the relevant elements of the Xyrem Risk Management Program to the new REMS formatting requirements and making other updates to the program and its documents. We have had communications with the FDA with respect to our submitted REMS documents, but we cannot predict the timing of finalization of our updated REMS documents. The FDA may impose new and potentially onerous requirements under the new REMS structure that could make it more difficult or expensive for us to distribute Xyrem, make competition easier, and/or negatively affect the commercial success of Xyrem. In addition, the regulatory scheme that governs REMS programs is complex, and includes provisions that may require operation of a single shared REMS for the holder of the new drug application, or NDA, and related generic products, absent a waiver from the FDA, and that encourages generic companies to seek a license if the NDA holder’s REMS program is protected by intellectual property. The Federal Food, Drug and Cosmetic Act, or FDCA, further specifies that a REMS should not prevent generic drugs from entering the market and includes provisions that provide considerable relief for generic drug makers. Accordingly, we may face pressure to license or share our REMS program with generic competitors in the future. We cannot predict the impact that any changes to our REMS would have on our business.
Currently, our Xyrem Risk Management Program requires that all of the Xyrem sold in the United States must be shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under our program is cumbersome. While we have an exclusive agreement with the central pharmacy for Xyrem, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or ESSDS, through June 2015, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under our Xyrem Risk Management Program or any REMS that we are subject to in the future. Transitioning to a new central pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In October 2011, we received a warning letter from the FDA following a 2011 Form FDA 483 covering certain aspects of our adverse event reporting system for Xyrem and drug safety procedures. In May 2012, we received a Form FDA 483 at the conclusion of an FDA inspection conducted in May 2012, which noted the FDA investigators’ observations with respect to our incomplete review of information from ESSDS related to potential Xyrem-related adverse events prior to 2011 and determination of whether there are additional adverse events that are required to be reported to the FDA based on such review; our investigation of serious unexpected adverse drug experiences, including insufficient documentation to demonstrate the past investigation; and our lack of a written procedure relating to one administrative aspect of our current drug safety monitoring procedures. While we have substantially completed the actions that we believe are required to address the observations in the May 2012 Form FDA 483 and are also near completion of the actions that we believe are necessary to fully address the matters raised in the warning letter, we cannot predict either the timing or the final outcome of the FDA’s regulatory compliance review. We do not know whether the FDA will take further action, or require us to take further action, with expect to our adverse event reporting, or whether the FDA will ultimately conclude we have not taken all appropriate corrective actions with respect to the May 2012 Form FDA 483 or the warning letter.
We are continuing our ongoing work with the FDA on changes to our REMS documents for Xyrem, as well as changes to the Xyrem label, in each case to further enhance and promote the safe use of Xyrem. We do not know the terms on which the FDA will agree to updates to the Xyrem label or to our updated REMS documents. The FDA may impose requirements or otherwise take, or require us to take, actions that could make it more difficult or expensive for us to distribute Xyrem, make competition easier, and/or negatively affect the commercial success of Xyrem.
Regulatory authorities in other countries where Xyrem is sold may take similar actions. Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the FDA’s or any other regulatory authority’s satisfaction could have a material and adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects.
The FDA has required that Xyrem’s label include a boxed warning regarding the risk of abuse. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. A boxed warning also means, among other things, that the product cannot be advertised through reminder ads, or ads that mention the pharmaceutical brand name but not the indication or medical condition it treats. In addition, Xyrem’s FDA approval under the FDA’s Subpart H regulations requires that all of the promotional materials for Xyrem be provided to the FDA for review at least 30 days prior to the intended time of first use. We cannot predict whether the FDA will require additional warnings, including boxed warnings, to be included on Xyrem’s label. Warnings in the Xyrem label and any limitations on our ability to advertise and promote Xyrem may have affected, and could in the future negatively affect, Xyrem sales and therefore our business, financial condition, results of operations and growth prospects.
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

•
the failure to retain key managers and other personnel, including the employees from the acquired Azur Pharma or EUSA Pharma businesses who might experience uncertainty about their future roles with us;

•
the challenges in controlling additional costs and expenses in connection with and as a result of the acquisitions, including professional fees to comply with corporate and tax laws and financial reporting requirements in a number of countries in Europe, costs and expenses incurred in connection with travel, and additional costs we may incur going forward as a result of our corporate structure that includes an increased number of subsidiaries in multiple additional countries;

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

If any of these factors impairs our ability to integrate the acquired businesses successfully or on a timely basis, we may not be able to realize the anticipated financial and strategic benefits from combining the businesses. In addition, we may be required to spend additional time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage the acquired businesses successfully and in a timely manner, resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our ordinary shares and otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.
As a result of these transactions, we have grown rapidly, and our business and corporate structure has become substantially more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the combined business and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of these transactions, our financial statements and results of operations for the year ended December 31, 2011 and prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not have substantial experience in international markets and may not achieve the results that we or our shareholders expect.*
As a result of the Azur Merger and the EUSA Acquisition, we are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 600 employees in October 2012. This includes employees in approximately ten countries in Europe, a European commercial presence, and a complex distribution network of products in Europe and additional territories. Prior to these transactions, our core business had very limited exposure to international risks. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, because we are conducting a larger portion of our business outside of the United States, we are now subject to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

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
In recent years, the global economy has been impacted by the effects of an ongoing global financial crisis, including the European sovereign debt crisis, which has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. Continuing worldwide economic instability, including challenges faced by the Eurozone and certain of the countries in Europe, could adversely affect our revenues, financial condition or results of operations, if, for example, our customers in Europe fail to pay or delay payments owed to us for our products.
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other marketed products, and our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we have a portfolio of marketed products, primarily acquired through the Azur Merger and the EUSA Acquisition. EUSA Pharma’s lead oncology product, Erwinaze (called Erwinase in ex-U.S. markets), has been added to our portfolio. Erwinaze, a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze is exclusively licensed to us, and manufactured for us, by the U.K. Health Protection Agency, or HPA, a public body company, and was approved by the FDA under a biological license application, or BLA, in November 2011 and launched in the U.S. market the same month. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population. Another challenge to growth is our need to assure sufficient supply of product as well as apply for and receive marketing authorizations, through a mutual recognition process or otherwise, in certain additional countries so we can launch promotional efforts in those countries. We also face numerous risks that may impact Erwinaze sales, including manufacturing risks, regulatory risks, the development of new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, the development of new treatment protocols for ALL that may not include asparaginase-containing regimens, difficulties with obtaining and maintaining profitable pricing and reimbursement arrangements and potential competition from biosimilar products. In addition, if we fail to comply with our obligations under our agreement with the HPA and lose exclusive rights to Erwinaze, or otherwise fail to maintain and grow sales of Erwinaze, our growth prospects could be negatively affected.
In the Azur Merger, we acquired our lead pain product, Prialt, an intrathecal infusion of ziconotide, approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted, and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. We face many challenges in maintaining and growing sales of Prialt, including acceptance of intrathecal administration by patients and physicians and challenges for physicians with timely reimbursement for use of Prialt, due in part to its current distribution system. In addition, the FDA has required that Prialt's label include a boxed warning regarding the risk of psychiatric symptoms and neurological impairment. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote Prialt, which could negatively impact Prialt sales. We are implementing a new distribution strategy for Prialt. In connection with this implementation, we could experience disruptions in delivery of Prialt or other problems or issues that could negatively affect product sales.
Failure to maintain or increase prescriptions and revenue from sales of our marketed products other than Xyrem, including Erwinaze and Prialt, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our other marketed products, and we cannot assure you that price adjustments will not negatively affect our sales volumes. In addition, sales of Erwinaze, which was launched in the United

States in the last year, may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the dosing requirements of treated patients and other factors, and it may be difficult for us or investors to estimate Erwinaze revenue until we have more experience selling the product, and investors should therefore not rely on Erwinaze sales results in any period as being indicative of future performance. The market price of our ordinary shares may decline if the sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
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
We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredient and the finished product in sufficient quantities and meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with specifications and strictly enforced U.S., state and foreign regulations. If we or any of our third party suppliers or manufacturers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, we may be unable to meet the commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.

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
We are in the process of changing our supplier for ziconotide, the active ingredient in Prialt, and our supplier of the finished Prialt product. We believe that we have sufficient supply of ziconotide to meet our commercial requirements for finished product for a number of years. We have also identified and begun the transfer of Prialt finished product manufacturing to a new manufacturer. The current manufacturer has completed the manufacture of final batches of Prialt, and our current supply is expected to be sufficient to meet commercial requirements for Prialt through the end of 2013, by which time we expect a new manufacturer to be approved as a supplier by the FDA. There can be no assurance that the new manufacturers of ziconotide and Prialt, or any other manufacturer, will be approved by the FDA, or that our commercial supplies of such products will be sufficient until such manufacturers or other manufacturers have been approved, and any failure to obtain and maintain sufficient commercial supplies would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Sales of some of our products may be adversely affected by the consolidation among wholesale drug distributors.*
The network through which we sell some of our products has undergone significant consolidation through mergers and acquisitions among wholesale distributors. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors and one of their subsidiaries accounted for an aggregate of 27% of our total revenue during the three months ended September 30, 2012. If any of our major distributors reduces its inventory levels or otherwise reduces purchases of our products, it could lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug companies, including us.
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
As a result of the EUSA Acquisition, this year we added Erwinaze, as well as other smaller products in the oncology supportive care market, to our product portfolio. We compete with other pharmaceutical and life sciences companies with extensive sales, marketing and promotional experience in the oncology and oncology supportive care markets, and our failure to compete effectively in this area could negatively affect our sales of Erwinaze and other products.
Clinical trials for our product candidates will be costly and time consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
As a result of the EUSA Acquisition, we added several new projects and product candidates to our development pipeline, including clinical testing of the intravenous administration of Erwinaze for approval in the United States and of the product candidates Asparec and Leukotac. In addition, we are continuing to pursue development and regulatory approval of Clozapine OS, an oral suspension formulation of clozapine. We intend to pursue clinical development of other product candidates in the future. Significant clinical, development and financial resources will be required to progress these product candidates to obtain necessary regulatory approvals and to develop them into commercially viable products. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, or potentially even to continue to receive modest revenue being generated as a result of sales under a named patient program, such as in the case of Leukotac, and we will not receive any return on our investment from that product candidate.
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
We are currently undertaking an early stage clinical trial of Asparec. Under our license agreement with Alizé under which we obtained rights to develop and commercialize Asparec, we are subject to contractual obligations to meet certain development milestones within certain timeframes. Our ability to meet each of these milestones is uncertain, and depends upon a number of factors, including our ability to obtain clinical material and to develop a clinical program meeting the development requirements of both the FDA and European regulatory authorities in a timely fashion. If our development activities are delayed for any reason and we fail to meet our licensing obligations to Alizé, we may lose our rights to develop and commercialize Asparec.
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
We also depend on the unique abilities, industry experience and institutional knowledge of the members of our board of directors to efficiently set company strategy and effectively guide our executive management team. Since the Azur Merger, we have experienced board turnover. We cannot be certain that these changes or future board turnover will not negatively affect our business in the future.
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
The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. Although Xyrem is covered by patents covering its formulation, distribution system and method of use, including a new formulation patent issued by the U.S. Patent and Trademark Office on September 11, 2012, a third party is seeking to introduce a generic equivalent of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem. Accordingly, it is possible that other companies could introduce generic versions of Xyrem if they do not infringe our patents or if they can demonstrate that our patents are invalid or unenforceable, and they receive FDA approval.
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
On May 18, 2012, we submitted a Citizen Petition to the FDA requesting that the FDA include in the Orange Book bioequivalence requirements specifying whether in vitro bioequivalence studies, or in vivo bioequivalence studies, or both, are required for ANDAs referencing Xyrem. In this Citizen Petition, we also asked the FDA not to accept for review, review or approve any ANDA referencing Xyrem until such requirements are published in the Orange Book, and to require in vivo bioequivalence studies for any sodium oxybate drug product seeking approval under an ANDA referencing Xyrem to the extent such drug product differs from Xyrem in manufacturing process, pH, excipients, impurities, degradants or contaminants. On October 24, 2012, Roxane submitted comments to this Citizen Petition, arguing that the Citizen Petition should be denied. On July 10, 2012, we submitted a second Citizen Petition to the FDA, asking the FDA to rescind acceptance of any previously-accepted ANDA referencing Xyrem, and not to accept any future ANDA referencing Xyrem, unless such ANDA contains, at the time of acceptance for review, a proposed risk management system demonstrating that the proposed generic product would have the same labeling and condition of use of Xyrem.
We cannot predict the FDA's response to either of our Citizen Petitions, or the timing thereof, or the effect of any such response on the timing of the potential introduction of a generic version of Xyrem or on the ongoing litigation between us and Roxane.
Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., a subsidiary of Teva, or CIMA, our licensor and whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr Laboratories (one of the three generic manufacturers) and Teva, which had acquired Barr Laboratories, entered into an agreement settling the patent litigation and granting a license of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD. The sublicenses for FazaClo LD commenced in July 2012; the sublicense for FazaClo HD will commence in May 2015 or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV certification notice from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva. In the July 2011 settlement agreement, Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012, which is expected to have a negative impact on our sales of FazaClo LD and may have a negative impact on our sales of FazaClo HD in future periods.
The two formulation patents covering FazaClo LD and FazaClo HD that we license from CIMA are under re-examination by the U.S Patent and Trademark Office and both of the re-examination proceedings have proceeded to appeal at the U.S. Patent and Trademark Office. It is currently not possible to predict whether these re-examination proceedings will result in one or both of the patents being fully or partly invalidated. Any decision on the part of the U.S. Patent and Trademark Office that results in one or both of the patents being fully or partly invalidated could accelerate the entry of additional generic competitors for FazaClo LD and FazaClo HD.
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. For example, Erwinaze has no patent protection, and we therefore must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. Erwinaze, as a biologic product approved under a BLA, is subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA. The BPCIA establishes a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation, protecting data included by the applicant in a BLA by prohibiting others from gaining FDA approval based in part on reliance on, or reference to, the data in the BLA during a 12-year period. While Erwinaze has orphan drug marketing exclusivity for a seven-year period from its FDA approval in the United States through 2018, and is expected to receive data exclusivity in the United States through 2023 under the BPCIA, it is possible that a potential competitor might obtain earlier approval from the FDA based upon an approval application that does not rely on or refer to data in our BLA for Erwinaze. In the European Union, the regulatory data protection and thus regulatory exclusivity period for Erwinaze has lapsed. This also means that any new marketing authorizations for Erwinaze in other European Union member states will not receive any regulatory data protection. If a biosimilar product to Erwinaze is approved in the future in the United States or in other countries where it is sold, a significant percentage of the prescriptions written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, our product candidate Asparec is not covered by any issued patents, although there is one patent application pending before the European Patent Office. We therefore must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage. Asparec was granted orphan drug designation by the FDA subject to certain conditions. In addition, the FDA has not yet clarified whether Asparec is eligible to receive data exclusivity under the BPCIA. If we fail to obtain orphan drug marketing exclusivity and/or data exclusivity, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to Asparec, including protection by one or more issued patents, Asparec would be subject to competition from a biosimilar product, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
We own patents and trade secrets that cover the Xyrem Success Program. As a result of the implementation of the FDAAA, we are in the process of conforming the relevant elements of the Xyrem Risk Management Program, which includes parts of the Xyrem Success Program, to the new REMS formatting requirements and making other updates to the program and its documents. We have had communications with the FDA with respect to our submitted REMS documents, but we cannot predict the timing of finalization of our updated REMS documents. The FDA may impose new and potentially onerous requirements under the new REMS structure that could make it more difficult or expensive for us to distribute Xyrem, make competition easier, and/or negatively affect the commercial success of Xyrem. In addition, the regulatory scheme that governs REMS programs is complex, and includes provisions that may require operation of a single shared REMS for the holder of the NDA and related generic products, absent a waiver from the FDA, and that encourages generic companies to seek a license if the NDA holder’s REMS program is protected by intellectual property. The FDCA further specifies that a REMS should not prevent generic drugs from entering the market and includes provisions that provide considerable relief for generic drug makers. Accordingly, we may face pressure to license or share our REMS program with generic competitors in the future. We cannot predict the impact that any changes to our REMS would have on our business.
Risks Related to Our Industry
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.*
The research, testing, manufacturing, labeling, advertising and promotion, distributing and exporting of pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Approval in the United States, or in any jurisdiction, does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. We are not permitted to market our product candidates in the United States or countries in Europe until we receive approval from the FDA or the competent European authorities, respectively, generally of a NDA or BLA . The application must contain information on the drug or biological candidate, including data from the preclinical and clinical trials, information pertaining to the preparation of the drug or biologic, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and stability. Submission of an application does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs.
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
Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also makes changes to the Medicaid Drug Rebate Program, discussed further herein, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products.
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for certain products. Within the past few months, the co-pay coupon programs of other pharmaceutical manufacturers have become the subject of ongoing class action lawsuits challenging their legality under a variety of federal and state laws, and our co-pay coupon programs could become the target of similar lawsuits. In addition, co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. It is possible that the outcome of the pending litigation against other manufacturers and/or the introduction and enactment of new legislation could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected products and therefore could have a material adverse effect on our sales, business and financial condition.
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.*
Oversight by FDA and Equivalent Foreign Regulatory Authorities
We are subject to significant ongoing regulatory obligations with respect to our marketed products, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, and record keeping for our products are, and any of our product candidates that may be approved by the FDA or European and other foreign regulatory authorities will be, subject to extensive and ongoing regulatory requirements. Failure by us or any of our partners, including suppliers, manufacturers and distributors and our central pharmacy for Xyrem, to comply with applicable requirements could result in, among other things, one or more of the following actions: withdrawal of product approval, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution.
If we receive regulatory approvals to sell our products, the FDA and other foreign regulatory authorities in Europe or other countries where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. Under regulations in Europe related to pharmacovigilance, or the assessment and monitoring of the safety of drugs, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability.
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
We have not obtained marketing authorizations and/or may not have always sufficiently updated the marketing authorization approval dossiers for Erwinase and several other medicinal products or drugs in all of the countries in Europe in which we sell those products. For example, in some EU countries where we do not have a marketing authorization, Erwinase is being provided to patients on the basis of named patient programs or temporary use authorizations. In addition, we may not be able to maintain our marketing authorizations in all countries in which we currently have marketing authorizations. If any country’s regulatory authorities determine that we are promoting Erwinase without a marketing authorization in place, we could be found to be in violation of pharmaceutical advertising law or the regulations permitting sales under named patient programs or temporary use authorizations, in which case we may be subject to financial or other penalties.
The FDA requires advertising and promotional labeling to be truthful and not misleading, and that products be marketed only for the approved indications and in accordance with the provisions of the approved label. The FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications are not final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. For example, in September 2012, we received a warning letter from the FDA related to a direct-to-consumer patient brochure for FazaClo. We were no longer using the allegedly violative promotional materials at the time we received the letter, but reviewed all of our other promotional materials for FazaClo in accordance with the letter. We have submitted our response to the warning letter to the FDA and believe that we have taken the actions that we believe are required to fully address the matters raised in the letter. However, there can be no assurance that the FDA will agree with our assessment. We do not know whether the FDA will take further action, or require us to take further action, with respect to our FazaClo promotional materials or will otherwise conclude we have not taken all appropriate corrective actions with respect to the warning letter. If the FDA or other regulatory authorities were to disagree with our response to the warning letter or challenge other of our promotional materials or activities in the future, they may bring enforcement action, which may have a negative impact on our sales and/or may subject us to financial or other penalties.
The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, a predecessor company to Jazz Pharmaceuticals, Inc. was investigated for off-label promotion of Xyrem, and, while Jazz Pharmaceuticals, Inc. was not prosecuted, as part of the settlement Jazz Pharmaceuticals, Inc. entered into a corporate integrity agreement with the Office of Inspector General, U.S. Department of Health and Human Services which extended through mid-2012. The investigation resulted in significant fines and penalties, which Jazz Pharmaceuticals, Inc. has paid, and the corporate integrity agreement required us to maintain a comprehensive compliance program. For all of our products, it is important that we maintain a comprehensive compliance program. Failure to maintain a comprehensive compliance program, and to integrate the operations of the Azur Pharma and EUSA Pharma compliance programs into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, or FTC, the U.S. Department of Commerce, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we commercialize our products. In addition to the FDCA, other federal, state and foreign statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers, manufacturers and distributors and the central pharmacy for Xyrem, are subject to many of the same requirements.
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
The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Additional states are considering or recently have considered similar proposals. Foreign governments often have similar regulations which we will also be subject to in those countries where we market and sell products.
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
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and the Physician Payment Sunshine provisions. The Physician Payment Sunshine provisions will require extensive tracking of physician and teaching hospital payments and maintenance of a payments database, scheduled to begin after January 1, 2013, and public reporting of the payment data, scheduled to start in March 2013, either or both of which may be postponed to a later date. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Compliance with the various federal and state laws that apply to pharmaceutical manufacturers is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC or others could claim that our REMS or other practices are being used in an anticompetitive manner. Such a challenge or any challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate programs, and we have obligations to report average sales price for the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicare Services, or CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug. Such data previously have not been submitted for our two radiopharmaceutical products, ProstaScint (capromab pendetide) and Quadramet (samarium 5m 153 Lexidronam Injection). We have been engaged in interactions with CMS and trade groups regarding the reporting of Medicaid pricing data and paying Medicaid rebates on these and other radiopharmaceutical products and expect to begin making any required reports and paying required rebates on our products later this year or early next year. Any additional rebate liability resulting from this reporting will negatively impact our financial results.
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
Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under PPACA and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.
These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the PPACA. The PPACA exempts “orphan drugs” – those designated under section 526 of the FDCA – from the ceiling price requirements for these newly-eligible entities.
Federal law also requires that a company that participates in the Medicaid rebate program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Changes affecting the calculation of ASP could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
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

The PPACA also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the program to obligate manufacturers to sell to covered entities if they sell to any other purchaser and to report to the government the ceiling prices for its drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program to the inpatient setting.
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
Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Department of Veterans Affairs (VA) Medicaid and Medicare Part B programs, it also must participate in the Federal Supply Schedule pricing program. To participate, we are required to enter into a Federal Supply Schedule, or FSS, contract with the VA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies – the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard – at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. We offer one single FCP-based FSS contract price to all FSS purchasers for some products, while our other products have an FCP-capped price for the Big Four purchasers and a negotiated price for other FSS purchasers.
In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, or TMA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, we have entered into a Section 703 Agreement with TMA under which we have agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. Companies are required to list their innovator products on Section 703 Agreements in order for those products to be eligible for DoD formulary inclusion. The formula for determining the rebate is established in the regulations and our Section 703 Agreement and is based on the difference between the Annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).
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
In recent years, there have been a number of legislative and regulatory changes in and proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. These changes and proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover products appropriately under our DoD pricing agreements, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the Federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
We expect to experience pricing pressures in the United States in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In various European countries we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in August 2012, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments will not negatively affect our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes.
Product liability and product recalls could harm our business.*
The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Some of our products, including Xyrem, have boxed warnings in their labels.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of September 30, 2012, we had approximately $469.1 million in secured debt outstanding, all of which was incurred under our credit agreement entered into in connection with the EUSA Acquisition. Our debt may:

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
We have significant intangible assets and goodwill. Consequently, the potential impairment of our intangible assets and goodwill may significantly impact our profitability.*
As of September 30, 2012, we had recorded $1.3 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
Risks Relating to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
Investors who hold our ordinary shares may not be able to sell their shares at or above the price at which they purchased their ordinary shares (or the price at which they purchased their shares of Jazz Pharmaceuticals, Inc. common stock prior to the Azur Merger). The price of our ordinary shares has fluctuated significantly from time to time since the completion of the Azur Merger in January 2012, and the price of Jazz Pharmaceuticals, Inc.’s common stock historically fluctuated significantly. The risk factors described above relating to our business and products could cause the price of our ordinary shares to continue to fluctuate significantly. In addition, the stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our ordinary shares, regardless of our operating performance.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities. As of November 2, 2012, we had 57,888,180 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.

As of November 2, 2012, the holders of up to approximately 7,115,000 ordinary shares, based on shares outstanding as of that date, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, under an amended and restated investor rights agreement that Jazz Pharmaceuticals, Inc. entered into with these holders in June 2007, which we assumed at the closing of the Azur Merger. If such holders, by exercising their registration rights or otherwise, sell a large number of shares, the sale could adversely affect the market price of our ordinary shares. If in the future we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights or otherwise, these sales may impair our ability to raise capital. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.
Pursuant to the terms of an investor rights agreement dated July 7, 2009 Jazz Pharmaceuticals, Inc. entered into in connection with a private placement completed on July 7, 2009, which agreement we assumed at the closing of the Azur Merger, we agreed to file a registration statement under the Securities Act registering the resale of 1,717,392 ordinary shares held by the investors in the July 2009 private placement, as well as the 947,867 ordinary shares now underlying the warrants held by such investors. In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the investors in the private placement are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.
Pursuant to the terms of a registration rights agreement we entered into with the holders of Azur Pharma’s outstanding ordinary shares in January 2012, we filed a shelf registration statement with the SEC covering the resale of ordinary shares held by these holders following the closing of the Azur Merger to permit these holders to immediately resell their ordinary shares.
Our executive officers and directors, together with their respective affiliates, own a significant percentage of our shares and may be able to exercise significant influence over matters subject to shareholder approval.*
As of October 31, 2012, our executive officers and directors, together with the shareholders with which our executive officers and directors were affiliated or associated as of such date, beneficially owned approximately 26% of our ordinary shares. Accordingly, our executive officers and directors, together with their respective affiliates or associates, may be able to significantly influence matters subject to shareholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our ordinary shares, and may prevent attempts by our shareholders to replace or remove our board of directors or management.
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
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

•	permit our board of directors to issue one or more series of preferred shares with rights and preferences designated by our board;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	stagger the terms of our board of directors into three classes; and

•	require the approval of a supermajority of the voting power of the shares of our share capital entitled to vote generally at a meeting of shareholders to amend or repeal our articles of association.
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
In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders that are resident in the United States, European Union countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.

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

2.5
Asset Purchase Agreement, dated as of September 5, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals International II Limited, Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc's current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 15, 2012.

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

10.1+
Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.2+
Form of Stock Option Grant Notice and Form of Option Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.3+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.4+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.5#
Royalty Bearing License Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between the Health Protection Agency and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals, Inc.'s quarterly report on Form 10-Q/A (File No. 001-33500), as filed with the SEC on August 9, 2012).

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
__________________

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
Date: November 8, 2012

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

2.5
Asset Purchase Agreement, dated as of September 5, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals International II Limited, Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc's current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 15, 2012.

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

10.1+
Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.2+
Form of Stock Option Grant Notice and Form of Option Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.3+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.4+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Ireland) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (updated as of July 27, 2012) (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.5#
Royalty Bearing License Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between the Health Protection Agency and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals, Inc.'s quarterly report on Form 10-Q/A (File No. 001-33500), as filed with the SEC on August 9, 2012).

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

__________________

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