Form 10-K/A
period 2012-12-31
Jazz Pharmaceuticals plc
filed 2013-04-24
CIK 1232524

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File Number 001-33500), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 26, 2013. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2013 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 26, 2013) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

JAZZ PHARMACEUTICALS PLC

2012 ANNUAL REPORT ON FORM 10-K

Amendment No. 1

BASIS OF PRESENTATION

On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly-owned subsidiary. Jazz Pharmaceuticals, Inc. was treated as the acquiring company in the Azur Merger for accounting purposes, and, as a result, the historical consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements. In addition, on June 12, 2012, Jazz Pharmaceuticals plc completed the acquisition of EUSA Pharma Inc., or EUSA Pharma, referred to as the EUSA Acquisition.

Unless otherwise indicated or the context otherwise requires, all references in this report to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc., except that all such references prior to the effective time of the Azur Merger on January 18, 2012 are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger. The disclosures in this report relating to the pre-Azur Merger business of Jazz Pharmaceuticals, as well as statements relating to pre-Azur Merger compensation, board of director and corporate governance matters, unless noted as relating to Azur Pharma prior to the Azur Merger, pertain only to Jazz Pharmaceuticals, Inc. prior to the Azur Merger. Accordingly, for purposes of the presentation of historical executive and director compensation information in this report, this compensation information consists of information with respect to Jazz Pharmaceuticals, Inc., our predecessor, for periods prior to January 18, 2012 and information with respect to Jazz Pharmaceuticals plc for the period January 18, 2012 through December 31, 2012. All references to “EUSA Pharma” in this report are references to EUSA Pharma Inc. and its consolidated subsidiaries prior to the effective time of the EUSA Acquisition.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors

Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will terminate on the date of our 2015 annual general meeting of shareholders; the term of the Class II directors will terminate on the date of our 2013 annual general meeting of shareholders; and the term of the Class III directors will terminate on the date of our 2014 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the class of directors whose term expires at that annual general meeting will be elected for a three-year term.

The following is a brief biography of each member of our board of directors, as of April 19, 2013, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.

Class I Directors Continuing in Office Until the 2015 Annual General Meeting

Kenneth W. O’Keefe, age 46, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the Azur Merger. Since January 2011 he has been

Managing Partner of, and from 1997 to January 2011, he was Managing Director of, Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. He serves on the boards of several privately held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of the private equity firm Beecken Petty O’Keefe, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As chair of our audit committee and the chair of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors for several years, Mr. O’Keefe has detailed knowledge of our financial position and financial statements.

Catherine A. Sohn, Pharm. D., age 60, has served as a member of our board of directors since her election at the July 2012 annual general meeting of shareholders. Dr. Sohn is the founder of Sohn Health Strategies, where since 2010 she has consulted to pharmaceutical, biotechnology, medical device, and consumer healthcare companies in the areas of business strategy, business development and strategic product development. She has served as a director of Landec Corporation, a material sciences company, since November 2012. From 1982 to 2010, she was with GlaxoSmithKline plc, a pharmaceutical company (and with SmithKline Beecham plc before its merger with GlaxoWellcome plc), where she served most recently as Senior Vice President, Worldwide Business Development and Strategic Alliances in the GSK Consumer Healthcare division, and before that, she held a series of positions in Medical Affairs, Pharmaceutical Business Development, U.S. Product Marketing, and global strategic product development in the pharmaceutical division. Dr. Sohn started her career as Assistant Professor of Clinical Pharmacy at the University of the Sciences in Philadelphia, where she currently holds the position of Dean’s Professor. She received a Pharm.D. from the University of California, San Francisco, School of Pharmacy. She also received a Certificate of Professional Development from The Wharton School at the University of Pennsylvania. Dr. Sohn brings to our board of directors almost three decades of product development and business development experience in the pharmaceutical industry and a global perspective that is directly relevant to the company.

Class II Directors Continuing in Office Until the 2013 Annual General Meeting

Paul L. Berns, age 46, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the Azur Merger. Mr. Berns is a self-employed consultant to the pharmaceutical industry. From March 2006 to August 2012, he served as the President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns joined the board of directors of Anacor Pharmaceuticals, Inc. in June 2012 and has been a director of XenoPort, Inc. since 2005. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics and Bone Care International, and his experience serving on the boards of directors for public companies, Mr. Berns provides significant management expertise and industry knowledge to our board of directors.

Patrick G. Enright, age 51, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the Azur Merger. Since 2006, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures, a venture capital investment firm, where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience, beginning his career more than 25 years ago at Sandoz (now Novartis), a pharmaceutical company. He currently serves on the boards of directors of Corcept Therapeutics Incorporated, a pharmaceutical company, and several privately held companies. In the past five years he also served as a director of Threshold Pharmaceuticals Inc. and Sequenom Inc. Mr. Enright received a B.S. from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. As a venture capital investor focused on life science companies and someone who has worked in the pharmaceutical industry, Mr. Enright brings to our board of directors both operating experience and financial expertise in the life sciences industry.

Seamus Mulligan, age 52, has served as a member of our board of directors since the Azur Merger and was a founder and principal investor of Azur Pharma. Since 2006, Mr. Mulligan has served as the Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, a pharmaceutical company, most recently as its Executive Vice President, Business and Corporate Development. Previously at Elan Corporation, he held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc(Pharm) and M.Sc from Trinity College, Dublin, Ireland. As a founder of Azur Pharma and a senior executive of Elan Corporation for 20 years, Mr. Mulligan brings his expertise in business development and deep knowledge of the pharmaceutical industry to our board of directors.

Class III Directors Continuing in Office Until the 2014 Annual General Meeting

Bruce C. Cozadd, age 49, has served as our Chairman and Chief Executive Officer since the Azur Merger. He was a co-founder and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biomedical products company, Threshold Pharmaceuticals, a clinical stage biopharmaceutical company, and The Nueva School and Stanford Hospital and Clinics, both non-profit organizations. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.

James C. Momtazee, age 41, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the Azur Merger. He is a member of KKR Management LLC, the general partner of KKR & Co. L.P., and he has been employed by Kohlberg Kravis Roberts & Co. L.P., or KKR, a private equity investment firm, since 1996. Funds affiliated with KKR are collectively one of our largest shareholders. He serves on the boards of directors of HCA Inc., a healthcare services company, and Accellent Inc., a manufacturing and engineering services company. He received an A.B. from Stanford University and an M.B.A. from the Stanford Graduate School of Business. As a member of KKR and a board member of other healthcare companies, Mr. Momtazee brings to our board of directors significant expertise in financing and financial matters, including expertise and experience in structuring complex financial transactions and a broad understanding of the market related to those transactions.

Rick E Winningham, age 53, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the Azur Merger. Since 2001, he has served as the Chief Executive Officer and since 2010, as Chairman of the board of directors of Theravance, Inc., a biopharmaceutical company. From 1986 to 2001, he held various positions with a pharmaceutical company, Bristol-Myers Squibb and its predecessor Bristol-Myers, including serving as the President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as its President of Global Marketing. He is a member of the board of directors of the California Healthcare Institute (CHI) and is also a member of the External Advisory Board of Directors for the College of Business and Administration and Business Hall of Fame at Southern Illinois University. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of April 19, 2013:

Name	Age	Position
Bruce C. Cozadd	49	Chairman and Chief Executive Officer
Russell J. Cox	49	Executive Vice President and Chief Commercial Officer
Kathryn E. Falberg	52	Executive Vice President and Chief Financial Officer
Suzanne Sawochka Hooper	47	Executive Vice President and General Counsel
Fintan Keegan.	53	Executive Vice President, Technical Operations
Jeffrey K. Tobias, M.D.	58	Executive Vice President, Research and Development and Chief Medical Officer
Karen J. Wilson	49	Senior Vice President, Finance and Principal Accounting Officer

Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “—Our Board of Directors.”

Russell J. Cox was appointed our Executive Vice President and Chief Commercial Officer as of March 2012 and served as our Senior Vice President, Sales and Marketing from the Azur Merger until March 2012. Prior to the Azur Merger, he served in a variety of senior management roles since joining Jazz Pharmaceuticals, Inc. in 2010. From January 2009 to January 2010, he was Senior Vice President and Chief Commercial Officer of Ipsen Group, and from 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. (acquired by Ipsen Group), a biotechnology company. From 2003 to 2007, he was with Scios Inc. (acquired by Johnson and Johnson later in 2003), where he also held the role of Vice President, Marketing. Prior to 2003, Mr. Cox was with Genentech, Inc. for 12 years, where he was a Product Team Leader (PTL) responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.

Kathryn E. Falberg was appointed our Executive Vice President and Chief Financial Officer as of March 2012 and served as our Senior Vice President and Chief Financial Officer from the Azur Merger until March 2012. Prior to the Azur Merger, she served as Jazz Pharmaceuticals, Inc.’s Senior Vice President and Chief Financial Officer since joining Jazz Pharmaceuticals, Inc. in December 2009. From 2003 to 2008, Ms. Falberg was President of Canyon Capital & Consulting, a private investment and consulting firm, where she worked with a number of smaller companies while also serving as a corporate director and audit committee chair for several companies, and from February to November 2009, she was Chief Financial Officer and Chief Operating Officer at ARCA biopharma, Inc., a biopharmaceutical company. From 1995 through 2001, Ms. Falberg was with Amgen, Inc., where she served as Senior Vice President Finance, Strategy and Chief Financial Officer, and before that as Vice President, Controller and Chief Accounting Officer, and Vice President, Treasurer. Ms. Falberg received an M.B.A. and B.A. in Economics from the University of California, Los Angeles and is a Certified Public Accountant (inactive). Ms. Falberg currently serves on the boards, and is chair of the audit committees, of the biopharmaceutical companies Halozyme Therapeutics, Inc. and Medivation, Inc.

Suzanne Sawochka Hooper was appointed our Executive Vice President and General Counsel as of March 2012. From 1999 through early 2012, she was a partner in the law firm Cooley LLP. Ms. Hooper served for several years as a member of Cooley’s Management Committee and as Vice Chair of the firm’s Business Department. While at Cooley, Ms. Hooper practiced corporate and securities law, primarily with companies and investors in the life sciences industry. Ms. Hooper received a J.D. from the University of California, Berkeley, Boalt Hall School of Law and a B.A. in Political Science from the University of California, Santa Barbara. Ms. Hooper is a member of the State Bar of California.

Fintan Keegan was appointed our Executive Vice President, Technical Operations in July 2012 and served as our Senior Vice President of Technical Operations from the Azur Merger until July 2012. Prior to the Azur Merger, he was Senior Vice President and Chief Technical Officer of Azur Pharma from 2006 until the Azur Merger, where he was responsible for quality, regulatory, compliance, supply chain and development. Prior to his work with Azur Pharma, Mr. Keegan most recently served as Vice President of Quality and Regulatory for Elan Corporation, plc. He also held various positions with Wyeth Pharmaceuticals, Inc., Merck & Co., Inc. and at a clinical contract research organization. Mr. Keegan holds a B.Sc and a H. Dip in Pharmaceutical Manufacturing Technology from Trinity College Dublin and a M.Sc from the School of Chemistry, University of Bristol, in the United Kingdom.

Jeffrey K. Tobias, M.D., was appointed our Executive Vice President, Research and Development and Chief Medical Officer as of March 2012 and served as our Senior Vice President, Research and Development and Chief Medical Officer from the Azur Merger until March 2012. Prior to the Azur Merger, he served as Jazz Pharmaceuticals, Inc.’s Senior Vice President, Research and Development and Chief Medical Officer since joining Jazz Pharmaceuticals, Inc. in October 2011. From January 2010 to October 2011, Dr. Tobias served as Executive Vice President, Research and Development at NeurogesX, Inc.; previously, he served as NeurogesX’s Chief Medical Officer since November 2005. Dr. Tobias was founder and managing director of the Aquila Consulting Group, LLC, a biopharmaceutical consulting firm, from September 1996 to November 2005. Prior to these activities, Dr. Tobias was a Director, New Product Discovery at ALZA Corporation, Director, Clinical Development at Chiron Corporation and Director, Clinical Research at Xoma Corporation. Dr. Tobias received board certification in both Internal Medicine and Pulmonary Medicine and completed training in Critical Care Medicine at the University of California, Los Angeles. He received an M.D. with honors and a B.A. from the University of Illinois.

Karen J. Wilson has served as our Senior Vice President, Finance and Principal Accounting Officer since February 2013 and served as our Vice President, Finance and Principal Accounting Officer from the Azur Merger until February 2013. Prior to the Azur Merger, she served as Jazz Pharmaceuticals, Inc.’s Vice President, Finance since February 2011 and was appointed Principal Accounting Officer in March 2011. From 2009 to January 2011, Ms. Wilson served as Vice President of Finance and Principal Accounting Officer at PDL BioPharma, Inc. From 2005 to 2009, she served as a principal at the consulting firm Wilson Crisler LLC. Previously, from 2001 to 2004, she was Chief Financial Officer of ViroLogic, Inc. Prior to joining ViroLogic, Ms. Wilson served as Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc. from 1999 to 2001. Prior to 1999, Ms. Wilson worked for Deloitte & Touche LLP for ten years, serving clients in both the medical and technology fields. Ms. Wilson is a Certified Public Accountant (inactive) in the State of California and received a B.S. in Business from the University of California, Berkeley.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 originally filed on January 13, 2012 by Bryan C. Cressey, a former director, incorrectly stated the number of shares of Jazz Pharmaceuticals, Inc. common stock indirectly held by Mr. Cressey. This error was carried over to a Form 4 filed by Mr. Cressey on January 18, 2012 to report the disposition of securities of Jazz Pharmaceuticals, Inc. in the Azur Merger, and a separate Form 4 filed by Mr. Cressey on January 18, 2012 to report the corresponding acquisition of our securities in the Azur Merger.

CERTAIN CORPORATE GOVERNANCE MATTERS

Audit Committee

We have a standing audit committee that is currently composed of three directors (Messrs. Berns, Enright and O’Keefe). Our board of directors has determined that each of Messrs. Berns, Enright and O’Keefe meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of the NASDAQ Stock Market LLC, or NASDAQ, with respect to audit committee members. Our board of directors has also determined that Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of Mr. O’Keefe with accounting matters, analyzing and evaluating financial statements, and managing private equity investments. Mr. O’Keefe serves as chair of the audit committee.

Code of Conduct

Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “About Us” at “Corporate Responsibility.” Shareholders may request a free copy of the Code of Conduct by submitting a written request to Jazz Pharmaceuticals plc, Attention: Investor Relations, Fourth Floor, Connaught House, One Burlington Road, Dublin 4, Ireland. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2012, or the named executive officers: Bruce C. Cozadd, Chairman and Chief Executive Officer, Kathryn E. Falberg, Executive Vice President and Chief Financial Officer, Russell J. Cox, Executive Vice President and Chief Commercial Officer, Suzanne Sawochka Hooper, Executive Vice President and General Counsel and Jeffrey K. Tobias, M.D., Executive Vice President, Research and Development and Chief Medical Officer.

Executive Summary

The compensation committee believes that our executive compensation program is appropriately designed and reasonable in light of the executive compensation programs of our peer group companies. The compensation committee also believes that our executive compensation program is responsible in that it both encourages executive officers to work for meaningful shareholder returns and reflects a pay-for-performance philosophy, without encouraging our executive officers to assume excessive risks.

2012 was an exceptional year for Jazz Pharmaceuticals. The highlights of our performance during the year included:

•

The price of our ordinary shares increased 38%. As of December 31, 2012, our one-year and three-year annualized total shareholder returns were approximately 38% and 89%, respectively, and significantly outperformed the Global Industry Classification Standard Pharmaceuticals and Biotechnology median one-year and three-year total shareholder returns of approximately 18% and 8% for the same periods (as published by Institutional Shareholder Services).

•

We achieved our third successive year of profitability, with significant increases in net income and operating cash flows, driven primarily by inclusion of revenues from the acquired Azur Pharma and EUSA Pharma businesses and increased net sales of Xyrem® (sodium oxybate) oral solution.

-	Total revenues were $586.0 million, representing an increase of 115% over total revenues of $272.3 million in 2011.

-	GAAP income from continuing operations for 2012 was $261.1 million compared to $125.0 million for 2011, representing a 108.9% increase.

-	Net sales of Xyrem increased from $233.3 million in 2011 to $378.7 million in 2012, representing a 62% increase.

-	For the full year, we reported GAAP net income per diluted share of $4.79.

•	The Azur Merger was announced in September 2011 and completed in January 2012.

•	The EUSA Acquisition was announced in April and completed in June 2012.

-

Among other products, Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi) was added to our global product portfolio and our 2012 net sales of Erwinaze/Erwinase since the EUSA Acquisition on June 12, 2012 were $72.1 million.

•	As a result of the Azur Merger and EUSA Acquisition, in 2012 we also:

-	gained an enhanced commercial platform and commercial infrastructure in the United States and Europe and an international distribution network;

-

moved our headquarters to Dublin, Ireland, gained multiple offices in the United States, the United Kingdom and other countries in Europe, and increased the number of our employees from approximately 260 in the United States at the end of 2011 to approximately 610 in 11 countries at the end of 2012; and

-	made substantial progress towards our strategy to increase the number of products we market and, as a result, decreased our revenue concentration risk.

•

Our efforts to improve patient support services and our deployment of a dedicated Xyrem sales force to increase physician knowledge about Xyrem and narcolepsy reaped tangible benefits in 2012, contributing to the year’s increase in the average number of patients on Xyrem.

•	Two additional patents for Xyrem issued in 2012, expanding intellectual property protection for our lead product.

•

In October 2012, we completed the sale of our women’s health business, which included six products acquired in the Azur Merger, to Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl for net cash proceeds of $93.9 million.

We believe our executive compensation program design provides a balanced approach between rewarding our executives for current and long-term performance. Our 2012 executive compensation policies included the following:

•

The majority of our compensation is linked to performance: 7% of compensation is fixed and 93% of compensation is performance-based for our Chief Executive Officer, while for our other named executive officers, an average of 11% of compensation is fixed and 89% of compensation is performance-based.

•

We generally target total cash compensation for employees (including both base salary and the annual target performance bonus) at the 50th percentile and equity compensation for employees at the 60th percentile, in each case, of market data compiled by our compensation consultant, and only provide above-market pay when warranted by performance.

•

We align our executives’ interests with our shareholders’ interests by rewarding our executives for both current performance and longer-term performance, with performance measured both by milestones for financial performance and advancement of our long-term development programs and strategic initiatives.

•

As a general practice, we do not maintain employment agreements with our executive officers in the United States. Our executive officers are employed at-will and are expected to demonstrate high-quality performance in order to continue serving as members of our executive team.

•	We maintain an executive change in control and severance benefit plan, or change in control plan, that complies with corporate governance best practices:

-

the change in control plan is limited to “double-trigger” payments (requiring termination other than for cause or resignation for good reason in connection with a change in control to trigger payments); and

-	the change in control plan does not provide for any tax gross-ups.

•

Our Chief Executive Officer’s performance bonus is based 100% on our company’s overall performance and achievement of our annual corporate objectives, which aligns our Chief Executive Officer’s interests with our shareholders’ interests.

•	We do not provide any executive fringe benefits to our executives in the United States, such as car allowances, personal security, financial planning advice or club memberships.

•

In 2013, our board of directors adopted minimum share ownership guidelines for our board of directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the named executive officers, so that they have an even greater financial stake in our company, thereby further aligning the interests of our named executive officers and non-employee directors with those of our shareholders.

Our board of directors and/or compensation committee has also implemented a number of other corporate governance practices that were determined to be in the best interest of our shareholders:

•

Our 2012 advisory say-on-pay vote was approved by approximately 98% of our shareholders who voted on this advisory proposal. Based on this positive feedback, the board of directors and the compensation committee decided to maintain our current approach to executive compensation for our Chief Executive Officer and named executive officers.

•	Our compensation committee is derived solely of independent directors.

•	Our compensation committee has engaged an independent compensation consultant that reports directly to the compensation committee, which has the sole authority to direct the work of the consultant.

•	The compensation committee regularly meets in executive session without management present.

•	The company’s insider trading policy prohibits executives from engaging in speculative trading activities, including hedging or pledging their company securities as collateral.

•	The compensation committee conducts an annual review of executive compensation to better align the company’s compensation policies with the interests of the company’s changing shareholder base.

Overview

Our executive compensation program is designed to help attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time, and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align executive officers’ compensation with our business objectives and the interests of our shareholders and to incentivize and reward executive officers for our success. Specifically, we have an executive compensation program that combines short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk taking. We place significant emphasis on pay-for-performance-based incentive compensation programs, so that targeted compensation can be achieved only if performance goals are met and, in the case of our stock option awards, only if our share price appreciates over time. We consider our annual performance bonus awards and equity incentive awards to be “at risk,” or performance-based compensation, because our annual bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives that are derived from our annual corporate goals and approved by our board of directors in advance, and our stock option awards will not provide realizable value and our restricted stock unit, or RSU, awards will not provide increased value unless there is an increase in the value of our stock. Our executive compensation program is intended to attract and retain key employees with relevant experience in the life sciences industry, where there is significant competition for talented employees, and to be fair to professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain executive officers and to incentivize our executive management team to achieve success for us and our shareholders over the longer term.

As discussed in further detail below, our executive compensation program consists of the following three principal components:

•

Base Salary. Our compensation committee reviews and determines base salary rates for our executive officers each year, which are then generally effective beginning by March 1. Base salary rates are determined, in consultation with the compensation committee’s independent compensation consultant, based on each executive officer’s responsibilities, individual performance, achievement of corporate and strategic goals and a review of competitive salary and total cash compensation data.

•

Performance Bonus Awards. We have an annual performance-based incentive bonus plan, or the performance bonus plan, for our employees, including our executive officers, under which bonuses may be paid after the end of each year, at the discretion of the compensation committee (and our board of directors in the case of the Chief Executive Officer), based on our performance in meeting designated corporate objectives for the prior year and each individual’s performance and contribution in meeting such corporate objectives.

•

Equity Grants. Our executive officers are eligible to receive equity grants which serve as long-term incentives to ensure that a portion of their total compensation is linked to our long-term success, thereby aligning their incentive compensation with the interests of our shareholders.

The compensation committee does not have any formal policies for allocating compensation among salary, annual target performance bonus awards and equity grants. Instead, the compensation committee uses its judgment to establish for each named executive officer a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives as described above. However, because we believe it is important to our success to aggressively pursue long-term corporate goals, to avoid excessive risk taking, and to preserve our cash resources, a significant portion of the named executive officers’ total compensation is comprised of performance-based bonus opportunities and long-term equity awards, which align the executive officers’ incentives with the interests of our shareholders. In keeping with our pay-for-performance philosophy, the compensation market data provided by our compensation committee’s independent compensation consultant for each executive officer’s position, and our continued success in achieving corporate goals and increasing total shareholder return, the compensation committee determined that a significant proportion of target compensation for 2011 and 2012 should consist of performance-based bonuses and long-term equity incentive compensation. In 2012, our compensation committee determined to further increase the proportion of total target compensation that consisted of performance-based bonuses and long-term equity incentive compensation in order to continue to implement our pay-for-performance philosophy.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation

The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to the named executive officers and other executive officers. In making its executive compensation determinations, the compensation committee considers recommendations from the Chief Executive Officer. In making his recommendations, the Chief Executive Officer receives input from our human resources department and has access to various third party compensation surveys and compensation data provided by the independent compensation consultant to the compensation committee, as described below. While the Chief Executive Officer discusses his recommendations with the compensation committee, he does not participate in the deliberations concerning, or the determination of, his own compensation. Our Senior Vice President, Human Resources and General Counsel also attend compensation committee meetings. The compensation committee discusses and makes determinations with respect to executive compensation matters without any named executive officers or other executive officers, other than the Chief Executive Officer as described above, present. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in the compensation committee meetings. The compensation committee does not delegate any of its functions to others in determining executive compensation.

The compensation committee generally engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, an Aon Hewitt Company, has been engaged by the compensation committee each year to provide benchmark and industry compensation data and provide the compensation committee with advice concerning setting executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation. The compensation committee has also consulted with Radford to update the benchmarking information on an annual basis and as needed with respect to specific questions that arise, new compensation programs being considered and best practices for compensation committees. Specific examples of services provided by Radford include benchmarking executive officers’ compensation against our peer group in preparation for making annual salary decisions and for the preparation of equity award guidelines for executive officers and key personnel. Radford reports directly to the compensation committee, which maintains the authority to direct their work and engagement, and advises the compensation committee and our human resources department on ad hoc projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. The compensation committee and Radford meet, as needed, in executive session, with no members of management present, to address various compensation matters.

The compensation committee has analyzed whether the work of Radford as a compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our company by Radford; (ii) the amount of fees from our company paid to Radford as a percentage of the firm’s total revenue; (iii) Radford’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Radford or the individual compensation advisors employed by it with an executive officer of our company; (v) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; and (vi) any stock of our company owned by Radford or the individual compensation advisors employed by it. The compensation committee has determined, based on its analysis of the above factors, that the work of Radford and the individual compensation advisors employed by it as compensation consultants to our company has not created any conflict of interest.

The compensation committee is (and was at all times during 2012) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the NASDAQ listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by the Senior Vice President, Human Resources and Chief Executive Officer, with input from the General Counsel, and is reviewed with the chair of the compensation committee.

The compensation committee met four times and acted by unanimous written consent one time in 2012. As of the date of this report, in 2013 the compensation committee met two times and has not acted by unanimous written consent.

Benchmarking of Cash and Long-Term Compensation

We aim to attract and retain the most highly qualified executives in an extremely competitive market. Accordingly, the compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the compensation committee reviews market data for each executive’s position, compiled by Radford, as described below, including information relating to the mix and levels of compensation for executives in the life sciences industry.

In late 2011, the compensation committee, consistent with its practice in previous years, engaged Radford to provide a comprehensive market review of executive compensation. At that time, Radford reexamined our company’s compensation philosophy and peer group companies. Based on the increase in our share price, revenues, market capitalization, and the likely expansion of our geographic reach, product portfolio and headcount through the anticipated closing of the Azur Merger in early 2012, Radford recommended updates to the list of peer group companies that we used to benchmark our executive compensation. Specifically, Radford recommended that Alexion Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., Elan Corporation, plc, Endo Health Solutions Inc. (formerly Endo Pharmaceuticals Holdings Inc.), Impax Laboratories, Inc., Myriad Genetics, Inc., Regeneron Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., The Medicines Company and United Therapeutics Corporation be added to the peer group company list, and Depomed, Inc., Enzon Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., ISTA Pharmaceuticals, Inc., Nektar Therapeutics, Questcor Pharmaceuticals, Inc., Santarus, Inc. and Theravance, Inc. be removed from the peer company list.

In late 2011, when it was developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2012, Radford selected companies that were in the life sciences industries with a product on the market, had revenue of approximately one half to two times our then-projected revenue, giving effect to the Azur Merger which at the time had not yet been consummated (resulting in a range of generally $200 million to $1 billion in revenue), had market values of approximately one half to three times our market capitalization at the time (resulting in a range of between $600 million to $6 billion in market capitalization), and were located primarily in the United States or were headquartered in Europe.

Based on these parameters, Radford recommended and, after discussion, in late 2011 our compensation committee approved the following companies as our appropriate peer group for 2012: Acorda Therapeutics, Inc., Alexion Pharmaceuticals, Inc., Alkermes, Inc., Amylin Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., Elan Corporation, plc, Endo Health Solutions Inc. (formerly Endo Pharmaceuticals Holdings Inc.), Impax Laboratories, Inc., InterMune, Inc., Myriad Genetics, Inc., Onyx Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., The Medicines Company, United Therapeutics Corporation, and ViroPharma Incorporated. In determining executive compensation for 2012, the compensation committee reviewed data from this group of peer companies.

To better inform the compensation committee in making compensation decisions for our executive officers, Radford provided our compensation committee with market data regarding employee compensation at comparable public companies. This market data was compiled from multiple sources, including: (i) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had revenues between $200 million and $1 billion, or the general survey data, which includes survey data with respect to our selected 2012 peer group companies; (ii) data from the Radford Global Life Sciences Survey with respect to the 2012 selected peer group companies listed above, or the peer survey data; and (iii) the 2012 selected peer group companies’ publicly disclosed information, or public peer data. The components of the market data used for benchmarking our executive officer compensation were based on the availability of sufficient comparative data for an executive’s position. Generally, peer survey data and public peer data is used primarily in establishing benchmarks, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were used by the compensation committee, with the assistance of Radford, to set our executive officers’ compensation.

The compensation committee generally benchmarks both cash compensation and equity compensation to the market data described above primarily to ensure that our executive compensation program as a whole is competitive to attract and retain the highest caliber executives. The compensation committee generally targets total cash compensation (including both base salary and the annual target performance bonus) at levels that the compensation committee considers to be competitive and appropriate for each named executive officer’s position based on applicable benchmarking market data, as described above, taking into account the individual performance and qualifications of each named executive officer and our general philosophy of targeting cash compensation at the 50th percentile and equity compensation at the 60th percentile, in each case, of market data.

In determining annual compensation, the compensation committee benchmarks against the market data described above, and considers specific recommendations from Radford for each named executive officer’s compensation, including salary, target bonus and equity grants. Our Chief Executive Officer assesses the performance for each named executive officer and presents his recommendations, which reflect his consideration of the benchmarked data and his extensive experience, to the compensation committee to determine specific recommendations for pay changes for the executive officers. In performing its duties, the compensation committee regularly meets with Radford, with senior members of the human resources and/or finance group present, but with no executive officers present. The compensation committee also meets in executive session, with no members of management. human resources and/or finance present, to consider compensation changes for the Chief Executive Officer, which are then presented to the board of directors for consideration and approval. The compensation committee applies its professional experience and judgment when interpreting benchmarking data. An individual may receive compensation above or below the targeted percentiles based on performance, job criticality, experience and skill set.

In late 2012 in preparation for making executive compensation decisions for 2013, Radford reexamined our compensation philosophy and peer group and recommended updates to the list of peer companies to reflect our growth as a result of the Azur Merger and the completion of the EUSA Acquisition and the related increase in our revenues and market capitalization, the expansion of our geographic reach, product portfolio and headcount, and the consolidation in our industry. Accordingly, Radford recommended that Amylin Pharmaceuticals, Inc. and InterMune Inc. be removed from our peer company list and that Incyte Corporation, Medivation, Inc. and Seattle Genetics Inc. be added to our peer group company list for 2013 and, to better inform the compensation committee in setting executive compensation levels for 2013, provided the compensation committee updated survey data that included public companies in the life sciences industry with higher revenues and a greater number of employees, reflecting our increased revenues, market value and headcount.

Advisory Vote on Executive Compensation

At our 2012 annual general meeting of shareholders, the shareholders approved, on an advisory basis, the compensation of the named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (approximately 98% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the named executive officers and encourages long-term retention. Accordingly, the compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, expects to continue to consider the outcome of our say-on-pay votes and our shareholder views when making future compensation decisions for the named executive officers.

Executive Compensation Program

Our executive compensation program currently consists of three principal components: base salary, annual performance bonuses (if approved by the compensation committee) and long-term incentive compensation currently in the form of stock options and RSU awards, which are subject to time-based vesting. We also offer our executive officers certain severance benefits upon a change in control under our change in control plan. Finally, the named executive officers have the opportunity to participate in the Jazz Pharmaceuticals, Inc. 401(k) plan, or the 401(k) Plan, employee stock purchase plan and other benefits generally available to all employees. Each component of compensation is evaluated based on the factors discussed below.

Base Salary

None of the named executive officers has a guaranteed base salary; base salary is set each year by the compensation committee. The compensation committee reviews and determines the appropriate level of base salary for the named executive officers generally effective beginning by March 1 of each year. We generally aim to ensure that the base salaries of our executive officers, including the named executive officers, are maintained at competitive levels. To this end, our policy is to target base salary at the 50th percentile of the market data.

As described above under the heading entitled “Compensation Discussion and Analysis——Benchmarking of Cash and Long-Term Compensation,” our compensation committee generally targets base salary at the 50th percentile of the market data because competition for executive talent is intense in our industry and in our geographic areas. Our executives have many years of valuable experience in our industry, and their continued leadership is deemed critical to our short-term and long-term success. Because the compensation committee aims to ensure that our executives’ base salaries are competitive, the base salaries of individual executive officers may fall outside of the 50th percentile range, based on a particular individual’s experience, overall qualifications and current and expected future contribution to our company’s success. Although an individual’s compensation may fall outside the target percentile, the compensation committee keeps the target percentile in mind when evaluating the total cash compensation of each executive officer.

Performance Bonus Plan

In accordance with the performance bonus plan, we maintain an annual bonus award program to reward the named executive officers (and other employees) for attaining our company’s corporate objectives and for their individual contributions toward such achievements. Corporate objectives under the performance bonus plan are derived from our annual corporate goals and generally relate to our commercial efforts, financial measures (such as sales and adjusted net income targets), financing efforts, strategic transactions, progress of our clinical development programs, regulatory matters, as well as regulatory and sales and marketing compliance and effective employee engagement, alignment and professional development.

Before 2011, the bonus pool under the performance bonus plan and therefore the total amount available for bonus payouts was based primarily on our board of directors’ determination of our company’s success in achieving its corporate goals for the plan year. For 2011 and 2012, the compensation committee took a more formulaic approach in keeping with our pay-for-performance philosophy. The compensation committee assigned a specific weighting to each quantitative corporate objective and assigned a separate weighting to the qualitative corporate objectives taken as a whole. An algorithm was defined for calculating the achievement of the quantitative corporate objectives, with contributions to the bonus pool determined based on the specific level of achievement. The contribution to the bonus pool with respect to the achievement of the qualitative corporate objectives continued to be evaluated based on the compensation committee’s determination of the company’s success in achieving such objectives.

The compensation committee determines the portion of the bonus pool, if any, that will be allocated to the executive officers, including the named executive officers, as a group and the bonuses for each individual executive officer. Actual performance bonus awards to executive officers are determined to a large extent based on the compensation committee’s (and in the case of Mr. Cozadd, our board of directors’) subjective assessment of executive officers’ contributions as a group to the achievement of our company’s corporate objectives and, to a lesser extent, on each individual executive officer’s contribution to the achievement of such corporate objectives. Mr. Cozadd provides input to the compensation committee with respect to bonuses for the executive officers other than himself.

The performance bonus plan, approved by the compensation committee, sets specific executive target bonus opportunities, expressed as a percentile of salary paid in the respective year. The compensation committee determines the appropriate annual target performance bonus based on each executive’s level in light of the benchmarking provided by Radford and considering internal equity for positions of similar scope and impact. Generally, the targets are reviewed on an annual basis. Our policy is to generally target levels that would result in total annual cash compensation (consisting of both base salary and the annual target performance bonus) at the 50th percentile of the market data, for the reasons described above under the headings entitled “Compensation Discussion and Analysis—Benchmarking of Cash and Long-Term Compensation” and “Compensation Discussion and Analysis—Executive Compensation Program—Base Salary,” although actual compensation may deviate from the target. Annual target performance bonuses are generally higher for those executives who have a greater opportunity to impact corporate performance.

At the end of each year, the compensation committee determines the funding of the total bonus pool under the performance bonus plan, as described above. The actual performance bonus awarded to each executive officer in any year, if any, may be more or less than the applicable target, depending primarily on the compensation committee’s determination of our company’s achievement of corporate objectives (and therefore the total bonus pool) and the executive’s individual performance with respect to such objectives. Whether or not a performance bonus is paid for any year is within the discretion of the compensation committee (or the board of directors in the case of Mr. Cozadd) based on such achievement.

We have not historically paid any guaranteed bonuses to the named executive officers. From time to time, we pay signing bonuses in connection with the commencement of employment of executive officers, contingent upon their continued service, such as the signing and retention bonuses paid to Ms. Falberg, Ms. Hooper and Dr. Tobias pursuant to each of their offer letters, described below under the heading entitled “Description of Compensation Arrangements—Executive Employment Agreements.”

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant clawback policy as soon as, and to the extent that, the requirements of such clawbacks are more clearly defined by the SEC.

Long-Term Equity Awards

The compensation committee believes that long-term performance is achieved through an ownership culture that rewards executive officers through the use of equity incentives. Historically the compensation committee believed that long-term incentive compensation in the form of stock option grants provided our executive officers with meaningful compensation awards that align their incentives with global value creation for our shareholders.

In 2012, we began granting RSUs, in addition to stock options, in part because the compensation committee believes that long-term equity awards composed of a mix of stock options and RSUs may better align our executive officers’ interests with those of our shareholders by minimizing the incentive for inappropriate short-term risk taking at the expense of realizing long-term value. RSUs generally cover fewer shares than the stock options that we would otherwise grant to deliver a similar value to an executive officer. As a result, RSU awards enable the company to minimize dilution to shareholders. Both stock options and RSUs vest over time, thereby increasing retention value.

Equity award grants may be made at varying times and in varying amounts in the discretion of the compensation committee, but are generally made to executive officers, including the named executive officers, once a year unless such executive officer is promoted, in which case a grant will normally be made at that time, or, in rare circumstances, for recognition of outstanding performance. Additionally, the compensation committee generally grants an equity award shortly after an executive officer commences employment. We do not time the granting of equity awards with any favorable or unfavorable news, and the proximity of the grant of any equity awards to an earnings announcement or other market events is coincidental. After the Azur Merger, our board of directors approved an equity incentive grant policy, which provides that equity grants to newly hired employees, to current employees, including our executive officers, who are promoted, or to members of our board of directors generally will be made on the third trading day of the calendar month following the month in which such employees are hired, promotions are effective or awards to our directors are approved, respectively. The exercise price of our stock options is equal to the fair market value (the closing price as reported on NASDAQ) of our shares on the date of grant. Stock option grants generally vest 25% upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter, subject to the optionholder’s continued service with us. RSUs typically vest annually over four years from the grant date, also subject to the holder’s continued service with us. Stock options and RSUs are subject to potential vesting acceleration as described below under the heading entitled “Potential Payments upon Termination or Change in Control.”

For the reasons described above under the headings entitled “Compensation Discussion and Analysis—Benchmarking of Cash and Long-Term Compensation” and “Compensation Discussion and Analysis—Executive Compensation Program—Base Salary,” our policy is to generally target levels that would result in long-term equity awards at the 60th percentile of the market data, and the vesting schedules are established to ensure a meaningful incentive to remain employed with our company and to work toward its success. Accordingly, an equity award will generally provide a return to the employee only if he or she remains in our company’s service, and then, in the case of stock options, only if the market price of our stock appreciates over the equity award term. Our philosophy of generally targeting the 60th percentile for long-term incentives is designed to deliver total compensation that is competitive, reflect the long-term nature of our business and product cycles, and to create and continue an ownership culture. We target the 60th percentile for long-term equity awards, rather than the 50th percentile, because we believe that a greater emphasis should be placed on long-term compensation that aligns the interests of our executives with those of our shareholders and encourages them to work towards increasing value for our shareholders. Long-term equity awards to particular individuals may be above or below the 60th percentile target, based on experience, performance and other factors determined material by our compensation committee for a particular grant.

We currently grant equity awards, including stock options and RSUs to the named executive officers, under the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the Azur Merger in December 2011 and was assumed by us upon the completion of the Azur Merger. The 2011 Plan replaces our 2007 Equity Incentive Plan, or the 2007 Plan, and affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries, and to provide long-term incentives that align the interests of employees with the interests of our shareholders. Before the 2011 Plan was adopted, we granted stock options under our 2007 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals’ initial public offering. Prior to the initial public offering, we granted stock awards under the 2003 Equity Incentive Plan, or the 2003 Plan, which was replaced by the 2007 Plan.

Additional long-term equity incentives are provided through the 2007 Employee Stock Purchase Plan, as amended and restated, or the ESPP, which we assumed upon the completion of the Azur Merger. Pursuant to the ESPP, all eligible employees, including the named executive officers, may allocate up to 15% of their base salary to purchase our stock at a 15% discount to the market price, subject to specified limits.

In February 2013, we adopted share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors in order to better align their interests with those of our shareholders. The practice of implementing share ownership guidelines for executive officers is aligned with our ownership culture and is becoming more common in our industry. In addition, our board determined that establishing such a policy would no longer place us at a competitive disadvantage compared to other life sciences companies. A description of this policy is included below under the heading entitled “Ownership Guidelines for Directors and Executive Officers.”

Severance Benefits upon Change in Control

All of the named executive officers, as well as the other employees at the vice president level or above, are eligible to participate in the change in control plan, or in the case of executive employees residing in Ireland, receive comparable severance benefits, during their employment with our company. We assumed the change in control plan in connection with the Azur Merger and the compensation committee approved certain modifications to the change in control plan in 2012 with respect to the benefits payable under the plan to our executive officers. A description of this plan is included below under the heading entitled “Potential Payments upon Termination or Change in Control.”

The change in control plan provides certain severance benefits to our executive officers, including the named executive officers, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. All severance compensation is structured as a “double-trigger” benefit, meaning that an executive officer receives benefits only if the executive officer has an involuntary termination within a specified period of time following a change in control transaction, but does not provide benefits solely as a result of a change in control. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. Furthermore, this protection assists us in attracting and retaining highly valued executives. The compensation committee also believes that termination without cause and constructive termination are the appropriate involuntary termination events that should trigger benefits in a change in control transaction, because such terminations are generally considered to be beyond the control of a terminated employee and are terminations that, under different circumstances, would not have occurred. We do not provide any tax gross up payments on severance benefits. The Azur Merger did not constitute a change in control for purposes of the change in control plan or our equity compensation plans.

Other Benefits

Executive officers based in the United States are eligible to participate in all of our benefit plans such as the 401(k) Plan (see the section below entitled “Description of Compensation Arrangements—401(k) Plan”), medical, dental, vision, short-term disability, long-term disability, group life insurance and the ESPP, in each case generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits in the United States but do offer pension or other retirement benefits in certain other countries.

Ownership Guidelines for Directors and Executive Officers

In February 2013, our board of directors adopted share ownership guidelines for the company’s non-employee directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the named executive officers, or the covered individuals. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to: three times (3x) base salary, for the company’s Chief Executive Officer; one times (1x) base salary, for each other member of the company’s executive committee; and three times (3x) the director’s annual cash retainer, for each non-employee director of the company.

The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of the company’s adoption of the guidelines (or within five years of the date an officer or director first becomes subject to them).

The value of the company’s ordinary shares for purposes of determining the number of shares subject to these guidelines in a given year is determined as the product of (i) the number of ordinary shares credited as held by the individual and (ii) the greater of (a) the closing price of the company’s ordinary shares on the applicable date, or (b) the purchase or exercise price paid for such shares. Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (including RSUs that have vested but not yet settled, net of taxes); shares retained after an option exercise or issuance under another type of equity award granted under the company’s equity incentive plans; shares retained after purchase under the company’s ESPP; shares held in trust for the benefit of the individual; and, solely with respect to non-employee directors, shares held in a deferral account and issuable to such director pursuant to the company’s Amended and Restated Directors Deferred Compensation Plan, or the Directors Deferred Plan.

The compensation committee has discretion to develop an alternative individual guideline or an alternative method of complying with the applicable individual guideline for a covered individual if compliance would place a significant hardship on such covered individual.

2012 Compensation Decisions for the Named Executive Officers

We believe that 2012 was a transformational year for the company due in part to the Azur Merger and EUSA Acquisition and resulting expansion of our product portfolio and international footprint. As described above under the heading entitled “Compensation Discussion and Analysis—Executive Summary,” this transformational growth was reflected in our one-year and three-year annualized total shareholder returns, or TSRs, of approximately 38% and 89%, respectively.

Base Salary

As described above under the heading entitled “Compensation Discussion and Analysis—Executive Compensation Program—Base Salary,” we generally target total cash compensation (including both base salary and the annual target performance bonus) at the 50th percentile of market data. Because there were significant changes to our peer group for 2012, Radford provided the compensation committee with an analysis of the year-over-year change in market cash compensation and ran regression and geographical analyses to determine the impact of the new peer group on chief executive officer compensation. These analyses revealed that Mr. Cozadd’s base salary rate was below the 25th percentile of the market data for his position. Upon recommendation from the compensation committee, which considered these analyses, the board of directors increased the 2012 base salary rate for Mr. Cozadd by 30% from the prior year both to address this gap and in recognition of Mr. Cozadd’s outstanding achievement and integral role in our company’s exceptional performance in 2011 and the completion of the Azur Merger in January 2012. After the increase, Mr. Cozadd’s 2012 base salary was between the 50th percentile and 60th percentile of the market data for his position.

Ms. Falberg’s 2012 base salary rate was increased by 21% from her 2011 base salary rate, based on her strong performance and reflecting her promotion to Executive Vice President. Following this increase, Ms. Falberg’s 2012 base salary rate was just below the 75th percentile of the market data for her position, reflecting the multiple functions she manages and the strength of the teams she has assembled.

Mr. Cox became an executive officer in January 2011. Mr. Cox’s 2012 base salary rate was increased 20%, which approximated the 75th percentile of the market data for his position, reflecting his promotion to Executive Vice President, the strong performance of the commercial organization and to advance internal pay equity within the senior management team, which the compensation committee determined was appropriate in this circumstance.

Ms. Hooper joined our company in February 2012, and her 2012 base salary rate was set above the 75th percentile of the market data for her position. The compensation committee felt it was necessary to set Ms. Hooper’s base salary above the 75th percentile to recruit her due to her superior qualifications, prior industry experience, familiarity with and prior representation of our company, and compensation history as a partner of a private law firm.

Dr. Tobias joined our company in October 2011. Dr. Tobias’ 2012 base salary rate was increased by 4% from his 2011 base salary rate, which had been established a few months earlier, to bring his salary closer to the 50th percentile of the market data for his position and reflect his promotion to Executive Vice President. After this increase, Dr. Tobias’ 2012 base salary rate was below, but closer to, the 50th percentile of the market data for his position.

The 2012 base salary rates and percentage increases from the 2011 base salary rates for the named executive officers are set forth in the table below.

Name	2012 Base Salary ($)(1)	Increase over 2011 Base Salary (%)
Bruce C. Cozadd	750,000	30
Kathryn E. Falberg	460,000	21
Russell J. Cox(2)	390,000	20
Suzanne Sawochka Hooper(3)	465,000	—
Jeffrey K. Tobias, M.D.(4)	425,000	4

(1)	Base salary rates beginning March 1, 2012, except that Ms. Hooper’s rate was effective from the date she joined our company in February 2012.

(2)	Mr. Cox joined Jazz Pharmaceuticals, Inc. in July 2010 and became an executive officer in January 2011.

(3)	Ms. Hooper joined our company in February 2012 and became an executive officer in March 2012.

(4)	Dr. Tobias became an executive officer in October 2011.

In February 2013, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following 2013 base salaries for the named executive officers effective beginning by March 1, 2013: Mr. Cozadd, $775,000; Ms. Falberg, $475,000; Mr. Cox, $425,000; Ms. Hooper, $475,000; and Dr. Tobias, $425,000. The 2013 base salaries for the named executive officers reflect merit increases, adjustments to advance internal pay equity among members of senior management of the company and adjustments to align with the market data for each position.

Performance Bonus Awards

In early 2012, the annual target performance bonuses for the named executive officers were established as follows: 100% of annual base salary earned for Mr. Cozadd and 50% of the applicable annual base salary earned for each of Ms. Falberg, Mr. Cox, Ms. Hooper and Dr. Tobias. We set these targets in order to provide financial incentives to the named executive officers to work to achieve our corporate objectives, derived from our annual corporate goals, and to assist the company in remaining competitive with the performance bonus practices of its peers. The board of directors sets the annual target performance bonus for the Chief Executive Officer at a higher percentage than the percentages for other executive officers to reflect that the Chief Executive Officer has ultimate responsibility for, and control over, our company’s performance.

Annual target performance bonuses for each named executive officer were set after review of the market data provided by Radford. The annual target performance bonus for Mr. Cozadd was increased by the board of directors from 65% for 2011 to 100% for 2012, because the board of directors believed that a greater emphasis should be placed on Mr. Cozadd’s potential performance-based compensation in order to further incentivize him to work to achieve critical corporate goals. In setting the Chief Executive Officer’s annual target performance bonus, the compensation committee considered his total cash compensation (including both base salary and this annual target performance bonus), which for 2012 was set between the 60th and 75th percentile of market data for his position, in recognition of Mr. Cozadd’s outstanding achievement and integral role in our company’s exceptional performance in 2011 and the completion of the Azur Merger in January 2012. The other named executive officers’ annual target performance bonuses were increased from 40% to 50% because the compensation committee determined that this level was appropriate for all Executive Vice Presidents, was consistent with market data, and was in accordance with our general team approach to provide consistent target incentive opportunities for executives with similar organizational responsibilities. In setting these annual target performance bonuses, the compensation committee considered the total cash compensation for each individual (including both base salary and this annual target performance bonus), which for the named executive officers other than Mr. Cozadd were: for Ms. Falberg, between the 60th and the 75th percentile of the market data for her position; for Mr. Cox, at the 75th percentile of the market data for his position; for Ms. Hooper, above the 75th percentile of the market data for her position; and for Dr. Tobias, between the 25th and the 50th percentile of the market data for his position.

For 2012, the quantitative and qualitative corporate objectives for purposes of the performance bonus plan approved by our board of directors and communicated to the named executive officers in early 2012 were as follows:

Quantitative Objectives:

•	Achieve total revenue of $485 million.

•	Achieve Xyrem year-over-year revenue bottle growth of 8.1%.

•	Achieve Prialt® (ziconotide) intrathecal infusion revenues of $29 million.

•	Achieve adjusted net income of $248 million.[1]

•	Acquire new product(s) with expected 2013 revenues of $100 million.

•

Advance our R&D pipeline, with performance multipliers of 50%, 100%, 150% and 200% upon achievement of: (i) board approval of one program, (ii) one program in clinical development, (iii) one program in clinical development and a board approval of a second program, and (iv) two programs in clinical development or one program in Phase III development, respectively.

Qualitative Objectives:

•	Complete the integration with Azur to maximize benefits from the Azur Merger per the board-approved merger plan.

•	Establish a broad risk management plan for our larger, more distributed company environment.

•	Continue our corporate culture of compliance by achieving our corporate objectives while operating in a manner that is compliant with the laws and regulations that govern our industry.

•	Continue to build our organization through effective communication, investment in talent, and providing opportunities for innovative learning and development.

For 2012, our board of directors determined that the bonus pool for the 2012 plan year should be based 80% on the level of achievement of quantitative objectives and 20% on the level of achievement of qualitative objectives collectively. The quantitative objectives related to total revenue, Xyrem revenue bottle growth and Prialt revenues were weighted at 20%, 15% and 5%, respectively. The quantitative objectives related to adjusted net income, acquiring new products and advancing the R&D pipeline were weighted at 15%, 15% and 10%, respectively.

[1]

Adjusted net income as used in this report with respect to our corporate objectives is a non-GAAP financial measure that excludes certain items from continuing operations. For more information on our presentation and calculation of adjusted net income, see “Item 7. Management’s Discuss and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

For the quantitative objectives, the compensation committee defined a payout algorithm with respect to each performance target for calculating the actual percent of bonus pool funding attributable to each. If a specified minimum annual performance level is met, then a scaled performance multiplier ranging from 51% to 200% for each of the quantitative objectives is determined and used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be 0 if performance is below the minimum level, 50% if performance is at the minimum level, and then scaled for performance between 51% and 200%. For the quantitative objectives, the minimum and maximum performance levels for 2012 were:

Quantitative Objective	Minimum Level	Maximum Level
1. Total revenue	96% of target	108% of target
2. Xyrem year-over-year revenue bottle growth	62% of target	148% of target
3. Prialt revenues	86% of target	128% of target
4. Adjusted net income	96% of target	112% of target
5. Acquiring new product(s)	(1)	(1)
6. Advancing R&D pipeline	(2)	(2)

(1)	With respect to the quantitative objective of acquiring new product(s) with expected 2013 revenues of $100 million, the minimum and maximum performance levels would be based on the compensation committee’s assessment of the new product deal(s).

(2)	With respect to the quantitative objective of advancing our R&D pipeline, the minimum level of achievement would be met if one program was approved by our board of directors, and the maximum level of achievement would be met if two programs were in clinical development or one program was in Phase III development.

The table below summarizes the weights, targets, actual results, their corresponding multipliers and the resulting bonus pool funding percentage used for the quantitative objectives, with the actual results as adjusted by the compensation committee as reflected in the table below.

Quantitative Objective	Weight	Target	Actual Result(1)	Multiplier	Bonus Pool Funding %(2)
1. Total revenue	20%	$485.0 million	$553.0 million	194%	39%
2. Xyrem year-over-year revenue bottle growth	15%	8.1%	10.8%	170%	26%
3. Prialt revenues	5%	$ 29.0 million	$ 26.4 million	67%	3%
4. Adjusted net income	15%	$248.0 million	$284.0 million	200%	30%
5. Acquiring new product(s)	15%	(3)	(3)	150%	22%
6. Advancing R&D pipeline	10%	(4)	(4)	150%	15%
Total Quantitative Objective Weight	80%			169%	135%

(1)	The dollar figures in this column represent the average of our actual results for the year ended December 31, 2012, and our results as adjusted to exclude the financial impact of the EUSA Acquisition and the sale of our women’s health business, which transactions were not contemplated at the time the performance objectives were established. In this regard, our reported total revenues for 2012 were $586.0 million, or $553.0 million after giving effect to the foregoing adjustments. Likewise, our adjusted net income for 2012 was $290.4 million (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K), or $284.0 million after giving effect to the foregoing adjustments. The actual results for the Xyrem year-over-year revenue bottle growth and Prialt revenue objectives were unaffected by the foregoing adjustments since those results were not impacted by either the EUSA Acquisition or the sale of our women’s health business.

(2)	The percentages in this column represent, for each quantitative objective, the weight of the quantitative objective, multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(3)	With respect to the quantitative objective of acquiring new product(s) with expected 2013 revenues of $100 million, the compensation committee determined the actual achievement by the company was above target, resulting in a performance multiplier of 150%, and therefore a 22% bonus pool funding percentage.

(4)	With respect to the quantitative objective of advancing our R&D pipeline, the compensation committee determined that the actual achievement by the company was above target, resulting in a performance multiplier of 150%, and therefore a15% bonus pool funding percentage.

The other four qualitative corporate objectives approved by the board of directors are inherently less quantifiable than the quantitative objectives and accordingly were not assigned individual weightings. In evaluating the qualitative objectives, the compensation committee determined the following accomplishments were relevant: (i) the achievement of an Irish corporate structure, combined with the successful integration with Azur; (ii) progress towards the establishment of an appropriate risk management plan for our larger, international company; (iii) maintaining and strengthening our corporate culture of compliance; and (iv) significant efforts to build our organization through investment in talent, as well as work toward more effective internal communication and providing opportunities for innovative learning and development. After balancing the performance with respect to all of the qualitative objectives, the compensation committee determined that overall achievement resulted in a multiplier of 75%, and therefore a 15% bonus pool funding percentage for the 2012 qualitative objectives.

After adding together the bonus pool funding percentages for the quantitative and qualitative objectives, the compensation committee approved an overall bonus pool funding percentage of 150% for 2012, or the 2012 bonus percentage, which resulted in approval of an aggregate corporate bonus payout for the company’s employees of 150% of the total target bonus pool.

The compensation committee did not set specific objectives for individual executive officers. Each of the executive officers is responsible for meeting the corporate objectives, and each objective was deemed important in determining the level of the company’s performance during the year. Accordingly, the actual bonus amount paid under the performance bonus plan for each named executive officer (other than the Chief Executive Officer) in 2012 was determined in part based on such officer’s individual contributions towards achievement of the corporate objectives, as determined by the compensation committee based on its review and an assessment by our Chief Executive Officer. The compensation committee determined the actual 2012 bonus amount for each named executive officer based upon the 2012 bonus percentage, the named executive officer’s (other than the Chief Executive Officer) individual contributions to achievement of the corporate objectives, the named executive officer’s target bonus percentage and the actual salary the named executive officer earned during the year. All of the named executive officers contributed significantly to the achievement of our corporate objectives in 2012. However, certain of the named executive officers’ responsibilities and contributions more directly related to achievement of key corporate objectives and therefore were given a greater weight in the compensation committee’s determination of the bonus amount paid to each named executive officer.

The compensation committee (with approval from the board of directors with regard to Mr. Cozadd) determined that the company’s overall 2012 bonus percentage of 150% was applicable for Mr. Cozadd, because as Chief Executive Officer, Mr. Cozadd is responsible for the company meeting all of its objectives. Ms. Falberg was awarded a bonus at a rate higher than the company’s 2012 bonus percentage because of her leadership of the company’s corporate development efforts, her strong leadership in championing and structuring the Azur Merger and the EUSA Acquisition, the financing of the EUSA Acquisition and the sale of our women’s health business, her strong management of the company’s balance sheet and financial planning and analysis and her continued development of the company’s strategic plan. Mr. Cox was awarded a bonus at a rate higher than the company’s 2012 bonus percentage because of his leadership of the commercial organization in its strong performance. Ms. Hooper was awarded a bonus at a rate higher than the company’s 2012 bonus percentage because she was responsible for the legal aspects that relate to all of the corporate objectives, including her efforts to complete the EUSA Acquisition and her strategic leadership in strengthening and defending our intellectual property. In her first year, she also assembled a talented legal team appropriate for the company’s increased scope, while managing the complexities of operating as an Irish public limited company listed on NASDAQ. Dr. Tobias was awarded a bonus at a rate lower than the company’s 2012 bonus percentage based on the compensation committee’s determination that other executives had more significantly contributed to the achievement of the company’s corporate objectives for the year, as well as consideration that the company continues to face regulatory issues that were not yet fully resolved in 2012.

In February 2013, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following performance cash bonus award payments for 2012 under the performance bonus plan: Mr. Cozadd, $1,081,600; Ms. Falberg, $390,000; Mr. Cox, $300,000; Ms. Hooper, $350,000; and Dr. Tobias, $250,000.

Stock Option and RSU Awards

Reduction in long-term equity incentives resulting from the Azur Merger. In connection with the Azur Merger and pursuant to the Internal Revenue Code of 1986, as amended, or the Code, an excise tax on nonstatutory stock options, or NSOs, would have applied to NSOs held by certain officers of Jazz Pharmaceuticals, Inc., even if the NSOs were unvested and even if the NSOs were “underwater” (that is, if the exercise price was greater than the fair market value of Jazz Pharmaceuticals, Inc.’s common stock on the date of closing of the Azur Merger). However, to the extent the NSOs were exercised before the closing of the Azur Merger, then the excise tax would not apply to the exercised NSOs. In October 2011, our board of directors decided that NSOs held by executive officers serving at that time (including, among the 2012 named executive officers, Messrs. Cozadd and Cox and Ms. Falberg) who were subject to the excise tax would become fully vested and exercisable, to be effective upon the approval of the Azur Merger by Jazz Pharmaceuticals, Inc.’s stockholders.

In December 2011, at a special meeting of the stockholders of Jazz Pharmaceuticals, Inc., the company’s stockholders approved, on an advisory basis, the acceleration of vesting of the NSOs. As a result, on December 13, 2011, all of the then-unvested NSOs held by our executive officers who were serving at that time and were subject to the excise tax (including, among the 2012 named executive officers, Messrs. Cozadd and Cox and Ms. Falberg), became fully vested and exercisable.

In January 2012, the affected executive officers (including Messrs. Cozadd and Cox and Ms. Falberg) exercised all of their outstanding NSOs by a cashless exercise in which the company withheld shares to cover the exercise price of the NSOs and, for the executives, any applicable withholding tax obligations. As a result of these exercises, each of the executive officers serving at that time (including Messrs. Cozadd and Cox and Ms. Falberg) significantly increased his or her holdings in the company’s shares.

As a result of this acceleration and exercise of the NSOs, the equity grants held by Messrs. Cozadd and Cox and Ms. Falberg, the 2012 named executive officers who were executive officers in 2011 and were subject to the excise tax, were significantly reduced in January 2012, thus reducing the retention and incentive value of such grants. The excise tax described above applied to equity awards for a period of approximately six months following the Azur Merger. As a result, our board of directors and the compensation committee determined not to make any equity grants during this period, including annual and new hire grants, to the executive officers, including the 2012 named executive officers.

2012 Stock Option and RSU Awards. In July 2012, the compensation committee engaged Radford to provide benchmarking data and recommendations regarding long-term equity incentive awards to our then-current executive officers. After review of the market data provided by Radford, the compensation committee determined that due to the factors described above, some of the executive officers no longer held long-term equity incentives in amounts similar to those held by other executives in our peer group and that, in order to promote retention, the long-term equity incentives held by our executive officers should more closely approximate those of recently hired executive officers in our peer group. The compensation committee reviewed market data for annual grants and grants to recently hired executive officers to determine the appropriate level of awards to grant and determined that awards to newly hired executives at our peer companies and other companies with whom we compete were generally two times the value of annual awards at the 60th percentile of the market data granted to those executives. The compensation committee, and with respect to our Chief Executive Officer, the board of directors, therefore determined that the value of the 2012 equity awards to the named executive officers would be made at two times the value of annual grants to executives at the 60th percentile of the market data.

As a result, in July 2012, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the grant of stock options under the 2011 Plan for 200,000 shares to Mr. Cozadd and for 70,000 shares to each of Ms. Falberg, Mr. Cox, Ms. Hooper and Dr. Tobias, and the grant of RSUs under the 2011 Plan for 100,000 shares to Mr. Cozadd and for 35,000 shares to each of Ms. Falberg, Mr. Cox, Ms. Hooper and Dr. Tobias. Together, the stock option and RSU awards were granted at approximately two times an amount that was, for Mr. Cozadd, at the 60th percentile, and for the named executive officers other than Mr. Cozadd, between the 60th and the 75th percentile, in each case of the market data for annual equity grants. For the stock options grants, the long-term incentive value was calculated using the Black-Scholes methodology as of the date of grant and as a percentage of outstanding shares. The compensation committee and the board of directors determined that these equity grants should be structured to consist of 50% stock options and 50% RSUs using a 2:1 ratio of stock option grants to RSUs to control dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price.

The compensation committee believes that equity award grants to the named executive officers in 2012, taken together with the named executive officers’ prior equity positions, as applicable, were consistent with providing each continuing named executive officer with an ongoing equity position in the company that is competitive with similarly situated executive officers at companies included in the market data and fosters an ownership culture focused on the company’s long-term performance. In further support of fostering an ownership culture, in February 2013, we adopted share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors in order to better align their interests with those of our shareholders. A description of this policy is included above under the heading entitled “Ownership Guidelines for Directors and Executive Officers.”

In February 2013, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved annual equity grants under our 2011 Plan to the named executive officers. Mr. Cozadd received 125,000 options and 50,000 RSUs. Each of Ms. Falberg and Ms. Hooper was awarded 32,000 options and 16,000 RSUs. Mr. Cox received 27,500 options and 13,750 RSUs, and Dr. Tobias was awarded 25,000 options and 12,500 RSUs. These equity grants vest over four years, with 25% of the shares subject to the option awards vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months, and 25% of the RSUs vesting on the first through fourth anniversaries of the grant date. The 2013 annual equity grants to the named executive officers reflect the compensation committee’s review of market data for annual grants to executive officers in similar positions, based on industry and responsibility level.

Change In Control Plan

In February 2012, the compensation committee reviewed the benefits offered under the change in control plan in light of the consummation of the Azur Merger after reviewing a market data analysis for severance benefits prepared by Radford. The compensation committee also considered increased consolidation activity in our industry and recent advancements in the company’s commercial operations, both of which were determined to contribute to the increased retention value of a change in control plan. The compensation committee approved certain modifications to increase the level of benefits offered under the change in control plan. Specifically, such modifications included (i) increasing the applicable percentages (as defined in the change in control plan) from 150% to 200% for the Chief Executive Officer, Executive Chairman or President, and from 125% to 150% for

Senior Vice Presidents and above (including Executive Vice Presidents); (ii) increasing the applicable COBRA payments from 18 months to 24 months for the Chief Executive Officer, Executive Chairman or President and from 15 months to 18 months for Senior Vice Presidents and above (including Executive Vice Presidents); and (iii) amending the applicable bonus percentage to mean the greater of (a) any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination or (b) the executive’s target bonus, expressed as a percentage of annual base salary, for the calendar year in which the termination occurs (subject to an alternative calculation as well as a reduction for executives who have not been employed for the entire calendar year prior to the date of termination). The terms of the change in control plan are described below under the heading entitled “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The compensation committee believes that the benefits we provide under the change in control plan are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executives in the future.

Accounting and Tax Considerations

Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, the company is required to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award. We record stock-based compensation expense on an ongoing basis according to ASC 718. The compensation committee has considered, and may in the future consider, the grant of restricted stock or other stock awards to executive officers in lieu of or in addition to stock option and RSU grants in light of the accounting impact of ASC 718 with respect to stock option and RSU grants and other considerations. Accounting rules also require the company to record cash compensation as an expense at the time the obligation is incurred.

Section 162(m) of the Code limits companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” To maintain flexibility in compensating executive officers in a manner designed to promote the company’s goals, the compensation committee has not yet established a policy for determining which forms of incentive compensation awarded to executive officers shall be designed to qualify as “performance-based compensation,” for purposes of section 162(m) or that requires all compensation to be deductible. However, the compensation committee intends to evaluate the effects of the compensation limits of section 162(m) on any compensation it proposes to grant, and the compensation committee intends to provide future compensation in a manner consistent with the best interests of the company and its shareholders.

Risk Assessment Concerning Compensation Practices and Policies

In April 2012 and February 2013, the compensation committee reviewed all of the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After review of each of the company’s compensation plans, and the provisions, checks and balances and oversight of each plan, the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks and, as described under the heading above entitled “Compensation Discussion and Analysis,” significant compensation decisions, and decisions concerning the compensation of the company’s executives, include subjective considerations by the compensation committee or the full board of directors, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and other equity awards, if any) also prevents undue focus on short-term results and helps align the interests of the company’s executives with the interests of our shareholders.

Conclusion

It is the opinion of the compensation committee that the compensation policies and elements described above provide the necessary incentives to properly align our executive officers’ performance and the interests of our shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executives.

SUMMARY COMPENSATION TABLE

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the named executive officers for fiscal years 2012, 2011 and 2010, as applicable. The compensation information presented below consists of information with respect to Jazz Pharmaceuticals, Inc., our predecessor, for periods prior to January 18, 2012 and information with respect to Jazz Pharmaceuticals plc for the period January 18, 2012 through December 31, 2012. See “Basis of Presentation.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Bruce C. Cozadd	2012	722,158	—	4,682,990	4,627,340		1,081,600	1,710	11,115,798
Chairman and Chief Executive Officer	2011	563,173	—	—	2,474,780	(5)	552,000	1,710	3,591,663
	2010	496,877	—	—	1,163,414		267,300	1,437	1,929,028

Kathryn E. Falberg	2012	446,769	—	1,639,047	1,619,569		390,000	2,622	4,098,007
Executive Vice President and Chief Financial Officer	2011	377,635	—	—	707,080	(5)	300,000	2,312	1,387,027
	2010	366,404	30,000	—	498,606		150,000	1,100	1,046,110

Russell J. Cox(8)	2012	379,250	—	1,639,047	1,619,569		300,000	1,629	3,939,495
Executive Vice President and Chief Commercial Officer	2011	322,576	—	—	707,080	(5)	225,000	1,067	1,255,723

Suzanne Sawochka Hooper(9)	2012	420,289	187,500	1,639,047	1,619,569		350,000	1,453	4,217,858
Executive Vice President and General Counsel

Jeffrey K. Tobias, M.D.(10)	2012	422,023	125,000	1,639,047	1,619,569		250,000	4,527	4,060,166
Executive Vice President, Research and Development and Chief Medical Officer

(1)	The dollar amounts in this column represent base salary earned during the indicated fiscal year. For more information regarding salaries in 2012, see “Compensation Discussion and Analysis—2012 Compensation Decisions for the Named Executive Officers—Base Salary” above.

(2)	The dollar amounts in this column represent cash signing and or retention bonuses paid during the indicated fiscal year to each of Ms. Falberg, Ms. Hooper and Dr. Tobias. See “—Description of Compensation Arrangements—Executive Employment Agreements” below.

(3)	The dollar amounts in this column reflect the aggregate grant date fair value of all RSU awards granted in 2012 computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(4)

The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures.

Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(5)	There was no incremental fair value, as determined in accordance with ASC 718, associated with the modification of nonstatutory stock options held by Messrs. Cozadd and Cox and Ms. Falberg in 2011 to provide for the full acceleration of vesting in connection with the Azur Merger, which vesting acceleration is described under “—Options Exercises and Stock Vested” below. The intrinsic value of the foregoing vesting acceleration, or the value of the accelerated vesting of unvested NSOs held by the applicable named executive officer, calculated as the difference between (a) the closing price of Jazz Pharmaceuticals, Inc. common stock as reported on NASDAQ on the date of the vesting acceleration and (b) the exercise price of each of the unvested NSOs subject to accelerated vesting, was $3,075,998 for Mr. Cozadd, $1,701,368 for Ms. Falberg and $500,441 for Mr. Cox.

(6)	The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information, see “Compensation Discussion and Analysis—2012 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(7)	The dollar amounts in this column represent group term life insurance premiums paid during the indicated fiscal year.

(8)	Mr. Cox joined us in July 2010 and became an executive officer in January 2011.

(9)	Ms. Hooper joined us in February 2012 and became an executive officer in March 2012.

(10)	Dr. Tobias joined us in October 2011.

Grants of Plan-Based Awards

The following table shows, for the fiscal year ended December 31, 2012, certain information regarding grants of plan-based awards to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Bruce C. Cozadd	Annual Cash	—	—	722,158	—	—	—	—
	Annual Option	8/9/2012	7/27/2012	—	—	200,000	46.83	4,627,340
	Annual RSU	8/9/2012	7/27/2012	—	100,000	—	—	4,682,990

Kathryn E. Falberg	Annual Cash	—	—	223,385	—	—	—	—
	Annual Option	8/9/2012	7/27/2012	—	—	70,000	46.83	1,619,569
	Annual RSU	8/9/2012	7/27/2012	—	35,000	—	—	1,639,047

Russell J. Cox	Annual Cash	—	—	189,625	—	—	—	—
	Annual Option	8/9/2012	7/27/2012	—	—	70,000	46.83	1,619,569
	Annual RSU	8/9/2012	7/27/2012	—	35,000	—	—	1,639,047

Suzanne Sawochka Hooper	Annual Cash	—	—	210,144	—	—	—	—
	Annual Option	8/9/2012	7/27/2012	—	—	70,000	46.83	1,619,569
	Annual RSU	8/9/2012	7/27/2012	—	35,000	—	—	1,639,047

Jeffrey K. Tobias, M.D.	Annual Cash	—	—	211,012	—	—	—	—
	Annual Option	8/9/2012	7/27/2012	—	—	70,000	46.83	1,619,569
	Annual RSU	8/9/2012	7/27/2012	—	35,000	—	—	1,639,047

(1)	This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2012 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each named executive officer’s base salary earned for the fiscal year ended December 31, 2012 and were 100% for Mr. Cozadd and 50% for each of Ms. Falberg, Mr. Cox, Ms. Hooper and Dr. Tobias. The dollar value of the actual bonus award earned for the year ended December 31, 2012 for each named executive officer is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2012. For a description of the performance bonus plan, please see “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2012 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(2)	Annual stock options and RSU awards were granted under the 2011 Plan. Each of the stock option awards listed in the table above vests as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the RSU awards vest in four equal annual installments on the anniversary of the grant date. As a general matter, the vested portion of stock options granted to the named executive officers will expire three months after each named executive officer’s last day of service, subject to extension upon certain termination situations such as death or disability, and RSUs will cease vesting upon each named executive officer’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings entitled “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below. See also the discussion under “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(3)	Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant, $46.83 per share, which was the closing price of our ordinary shares on the grant date.

(4)	The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the named executive officers in 2012. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K.

Description of Compensation Arrangements

Executive Employment Agreements

We do not have employment agreements currently in effect with any of our named executive officers. Like other employees, executives are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants.

From time to time, we have provided an offer letter in connection with an executive officer’s commencement of employment, which describes such executive officer’s initial terms of employment. For example, in November 2009, we provided Ms. Falberg with an offer letter that included an initial base salary and a hiring bonus of $30,000. In September 2011 and January 2012, we provided offer letters to Dr. Tobias and Ms. Hooper, respectively. These offer letters included an initial base salary and a hiring bonus of $125,000, payable in connection with commencement of employment, in 2011 for Dr. Tobias and in 2012 for Ms. Hooper, and a retention bonus of $62,500, payable on each of the six and twelve months following their respective commencement dates of employment. However, each of Ms. Falberg, Dr. Tobias and Ms. Hooper’s employment is at-will and not governed by the terms of their respective offer letters.

Amended and Restated Executive Change in Control and Severance Benefit Plan

Each of the named executive officers is a participant in the change in control plan, a description of which is included below under the heading entitled “Potential Payments upon Termination or Change in Control.”

Equity Compensation Arrangements

Since the Azur Merger, we have granted stock options and RSU awards to employees, including the named executive officers, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the named executive officers, under the 2007 Plan. From 2003 until the initial public offering of Jazz Pharmaceuticals, Inc., we granted stock options to employees, including Mr. Cozadd, under the 2003 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2012 for our named executive officers, see “Compensation Discussion and Analysis—Executive Compensation Program—Long-Term Equity Awards” and “Compensation Discussion and Analysis—2012 Compensation Decisions for the Named Executive Officers —Stock Option and RSU Awards.” The following is a brief summary of the material terms of each of our equity compensation plans.

2011 Equity Incentive Plan

In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Plan in October 2011, and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The following is a brief summary of the material terms of the 2011 Plan.

Administration. The board of directors has delegated its authority to administer the 2011 Plan to the compensation committee. Subject to the terms of the 2011 Plan, the board of directors or a committee authorized by the board determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting. The compensation committee has the authority to delegate its administrative powers under the 2011 Plan to a subcommittee consisting of members of the compensation committee and may, at any time, revest in itself some or all of the power previously delegated to the subcommittee. Our board of directors may also delegate to one or more of our officers the authority to designate employees who are not officers to be recipients of certain stock awards and the number of shares subject to such stock awards, provided that our board of directors must specify the total number of shares that may be subject to the stock awards granted by such officer and such officer may not grant a stock award to himself or herself.

Types of Awards. The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, other stock awards, and performance awards that may be settled in cash, shares, or other property, which may be granted to employees, including officers.

Corporate Transactions. In the event of certain significant Corporate Transactions, our board of directors will have the discretion to take one or more of the following actions with respect to outstanding stock awards (contingent upon the closing or completion of such Corporate Transaction), unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:

•	arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation (or its parent company);

•	accelerate the vesting and exercisability of a stock award and provide for its termination prior to the effective time of the Corporate Transaction;

•	arrange for the assignment or the lapse of any reacquisition or repurchase rights held by us or any of our affiliates with respect to the stock award;

•

cancel or arrange for the cancellation of a stock award, to the extent not vested or exercised prior to the effective time of the Corporate Transaction, in exchange for such cash consideration, if any, as the board of directors may consider appropriate; or

•

make a payment equal to the excess, if any, of (a) the value of the property that the participant would have received upon the exercise of the stock award over (b) any exercise price payable in connection with such exercise.

Our board of directors need not take the same action for each stock award or with regard to all participants.

For purposes of the 2011 Plan, a “Corporate Transaction” generally means (i) a sale or disposition of all or substantially all of our assets or a sale or disposition of at least 90% of our outstanding securities; (ii) a merger, consolidation or similar transaction after which we are not the surviving corporation; or (iii) a merger, consolidation or similar transaction after which we are the surviving corporation but our shares are converted into other property.

Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a Change in Control (as defined in the 2011 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2011 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an Involuntary Termination Without Cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a Change in Control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full.

For purposes of the 2011 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “Change in Control” generally means (i) a person or group acquires ownership of more than 50% of the combined voting power of our outstanding securities (other than in connection with a financing, or a repurchase program); (ii) a merger, consolidation or similar transaction involving our company, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, license or other disposition of substantially all of our assets; or (v) individuals who are members of our board of directors on the date of adoption of the 2011 Plan (or members of our board of directors approved or recommended by a majority vote of such members still in office) cease to constitute a majority of our board of directors.

An “Involuntary Termination Without Cause” generally means that a participant’s service relationship with us is terminated for any reason other than for the following reasons (and not upon a participant’s death or disability): (i) participant’s commission of any felony or crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (ii) participant’s attempted commission of or participation in a fraud or act of dishonesty against us; (iii) participant’s intentional, material violation of any contract or agreement with us or of any statutory duty owed to us; (iv) participant’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) participant’s gross misconduct.

2007 Equity Incentive Plan

The 2007 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the Azur Merger. The following is a brief summary of the material terms of the 2007 Plan.

Administration. The board of directors has delegated its authority to administer the 2007 Plan to the compensation committee. Subject to the terms of the 2007 Plan, the board of directors or a committee authorized by the board determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting.

Awards. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors, and consultants. Incentive stock options may be granted only to employees, including executive officers.

Corporate Transaction. Pursuant to the 2007 Plan, in the event of a Corporate Transaction (as defined in the 2007 Plan and described below), the board of directors has the discretion to take one or more of the following actions with respect to outstanding stock awards, unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:

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

The board of directors need not take the same action for each stock award. For purposes of the 2007 Plan, a “Corporate Transaction” generally means (i) a sale or disposition of all of our assets or a sale or disposition of at least 90% of our outstanding securities; (ii) a merger, consolidation or similar transaction after which we are not the surviving corporation; or (iii) a merger, consolidation or similar transaction after which we are the surviving corporation but our shares are converted into other property.

Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a Change in Control (as defined in the 2007 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2007 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an Involuntary Termination Without Cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a Change in Control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. For purposes of the 2007 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “Change in Control” has a similar meaning as under the change in control plan, as described below under the heading entitled “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan,” except that it also means a change in which the members of the incumbent board of directors (or persons elected by a majority of the incumbent board of directors) cease to constitute a majority of the board of directors.

The term “Involuntary Termination Without Cause” has a similar meaning as under the 2011 Plan, as described above.

2003 Equity Incentive Plan

The 2003 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders, was continued and assumed by us upon consummation of the Azur Merger. The material terms of the 2003 Plan are summarized below.

Administration. The board of directors has the authority to administer the 2003 Plan and the awards granted under it. The 2007 Plan is the successor to and continuation of the 2003 Plan and, upon adoption of the 2007 Plan, no additional awards were permitted to be granted under the 2003 Plan. All then outstanding awards under the 2003 Plan continued to be governed by their existing terms.

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

Under the form of stock option agreement under the 2003 Plan, as amended, the vesting and exercisability of stock options granted under the 2003 Plan will accelerate in full if, within 12 months following, or one month prior to, the effective date of a Change in Control (as defined in the 2007 Plan), the participant’s continuous service with us or a successor entity is terminated due to an Involuntary Termination Without Cause. For purposes of the stock options granted under the 2003 Plan, an “Involuntary Termination Without Cause” generally means that a participant’s service relationship with us is terminated by any reason other than for the following reasons (and not upon a participant’s death or disability) (i) participant’s intentional act or act of gross negligence that materially injured the business of our company; (ii) participant’s intentional refusal or failure to follow lawful and reasonable directions of the board of directors or the appropriate individual to whom participant reports; (iii) participant’s willful and habitual neglect of duties for our company; or (iv) participant’s conviction of a felony involving moral turpitude that is likely to inflict or has inflicted material injury on the business of our company.

For purposes of the 2003 Plan, a “Fundamental Transaction” includes a merger of our company with another entity in which our company is not the surviving entity or any other transaction or event where other securities are substituted for our shares or our shares may no longer be outstanding. Additionally, the board of directors can specify that other transactions will constitute a Fundamental Transaction, such as (i) a merger transaction after which our shareholders cease to own 50% of the voting power of the company; (ii) a person or group acquires 30% or more of our total combined voting power; or (iii) members of our board of directors cease to constitute a majority of our board of directors due to a contested election. The term “Involuntary Termination Without Cause” has a similar meaning as described above with respect to the 2007 Plan.

In connection with the Azur Merger, each stock option under the 2007 Plan and the 2003 Plan outstanding immediately prior to the Azur Merger was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the effective time of the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc. common stock subject to such option immediately prior to the effective time of the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc. common stock otherwise purchasable pursuant to such option. Prior to the Azur Merger, no stock options were outstanding under the 2011 Plan. The Azur Merger did not constitute a Change in Control or Fundamental Transaction for purposes of either the 2007 Plan or the 2003 Plan.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011, to be effective immediately prior to the Azur Merger, and, in October 2012, amended and restated by our compensation committee. The ESPP was assumed by us upon the consummation of the Azur Merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies if the board of directors designates such company as eligible to participate (including the named executive officers), may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.

Performance Bonus Plan

We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide and individual performance objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings entitled “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2012 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards.”

401(k) Plan

Our U.S.-based employees are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. The 401(k) Plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $17,500 in 2012 (with a larger “catch up” limit for older employees). Employee contributions are held and invested by the plan’s trustee. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Through 2012, we had not made any such discretionary or matching contributions to the plan. In 2013, we began making discretionary matching contributions subject to an annual limit of $1,000 per employee.

Additional Benefits

The named executive officers are eligible to participate in our benefit plans generally available to all employees, as described in “Compensation Discussion and Analysis—Executive Compensation Program—Other Benefits.”

Pension Benefits

Other than with respect to defined contribution plans, the named executive officers do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.

Nonqualified Deferred Compensation

During the year ended December 31, 2012, the named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2012, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Name	Exercisable	Unexercisable
Bruce C. Cozadd	—	200,000	(3)	46.83	08/08/2022	100,000	5,325,000
	—	17,420	(4)	11.48	03/07/2020
	182	—		1.25	01/20/2019
	7,040	—		7.96	05/15/2018
	12,538	—		19.37	02/26/2017
	15,902	—		15.09	02/17/2014
	5,299	—		30.18	02/17/2014
	5,299	—		45.27	02/17/2014

Kathryn E. Falberg	—	70,000	(3)	46.83	08/08/2022	35,000	1,863,750
	—	3,750	(5)	11.48	03/07/2020
	40,815	13,605	(6)	7.35	12/06/2019

Russell J. Cox	—	70,000	(3)	46.83	08/08/2022	35,000	1,863,750
	24,300	20,900	(7)	8.23	08/24/2020

Suzanne Sawochka Hooper	—	70,000	(3)	46.83	08/08/2022	35,000	1,863,750

Jeffrey K. Tobias, M.D.	—	70,000	(3)	46.83	08/08/2022	35,000	1,863,750

(1)	In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2011 Plan, 2007 Plan and 2003 Plan, as applicable, including the potential for future vesting acceleration described above in this section under the heading entitled “Description of Compensation Arrangements—Equity Compensation Arrangements.”

(2)	The market values of the RSU awards that have not vested are calculated by multiplying the number of RSU awards shown in the table by the closing share price of our ordinary shares on December 31, 2012, which was $53.25.

(3)	The unexercisable shares subject to this stock option award as of December 31, 2012 will vest with respect to 25% of the shares underlying the stock option on August 9, 2013 and the remainder will vest monthly from September 8, 2013 to August 9, 2016.

(4)	The unexercisable shares subject to this stock option award as of December 31, 2012 will vest with respect to 8,710 shares monthly from January 8, 2013 to December 8, 2013 and the remainder will vest monthly from January 8, 2013 to March 8, 2014.

(5)	The unexercisable shares subject to this stock option award as of December 31, 2012 will vest monthly from January 8, 2013 to March 8, 2014.

(6)	The unexercisable shares subject to this stock option award as of December 31, 2012 will vest monthly from January 1, 2013 to December 1, 2013.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2012 will vest with respect to 12,150 shares monthly from January 21, 2013 to December 21, 2013 and the remainder will vest monthly from January 21, 2014 to July 21, 2014.

Option Exercises and Stock Vested

In December 2011, in connection with the Azur Merger, the Jazz Pharmaceuticals, Inc. stockholders, on an advisory basis, approved the acceleration of vesting of the NSOs held by certain of Jazz Pharmaceuticals, Inc.’s executive officers and non-employee directors in order to avoid imposition of an excise tax on NSOs held at any time during the six months before and six months after the closing of the Azur Merger. Accordingly, on December 13, 2011, all of the then-unvested NSOs held by our executive officers and non-employee directors who were serving at that time and were subject to the excise tax (including, among the 2012 named executive officers, Messrs. Cozadd and Cox and Ms. Falberg) became fully vested and exercisable.

In January 2012, the affected executive officers (including Messrs. Cozadd and Cox and Ms. Falberg) exercised all of their outstanding NSOs by a cashless exercise in which the company withheld shares to cover the exercise price of the NSOs and, for the executives, any applicable withholding tax obligations.

The table below presents all option exercises by the named executive officers in the year ended December 31, 2012, which consisted only of options exercises in connection with the acceleration and vesting of NSOs described above. No RSU awards held by the named executive officers vested in 2012.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Bruce C. Cozadd	836,971	27,875,365
Kathryn E. Falberg	141,830	4,813,775
Russell J. Cox	54,800	1,443,076
Suzanne Sawochka Hooper	—	—
Jeffrey K. Tobias, M.D.	—	—

(1)	The value realized on exercise is based on the difference between the closing price of Jazz Pharmaceuticals, Inc. common stock as reported on NASDAQ on the date of exercise and the applicable exercise price of those options, and does not represent actual amounts received by the named executive officers as a result of the option exercises.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Change in Control and Severance Benefit Plan

Under Jazz Pharmaceuticals, Inc.’s executive change in control plan, which we assumed upon the consummation of the Azur Merger, as amended through April 2012, or the change in control plan, in the event that an executive’s employment terminates due to an Involuntary Termination without Cause or a Constructive Termination, within 12 months following a Change in Control (as such capitalized terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, then each executive who is a participant in the change in control plan would be entitled to the following benefits under the change in control plan:

•

a single lump sum cash severance payment equal to the sum of: (1) the executive’s base salary in effect during the last regularly scheduled payroll period immediately preceding the termination (without, as a general matter, giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination), which is referred to as the applicable base salary, multiplied by the applicable percentage set forth below; plus (2) the product of (i) the applicable base salary and (ii) the applicable bonus percentage described below, and (iii) the applicable percentage set forth below; plus (3) the product of (A) the executive’s applicable base salary and (B) the executive’s applicable bonus percentage and (C) the quotient obtained by dividing the number of full months that an executive is employed in the year of the termination by 12.

-

The “applicable percentage” as of December 31, 2012 was 200% for the Chief Executive Officer, Executive Chairman or President (currently only Mr. Cozadd), 150% for Senior Vice Presidents and above (which includes our Executive Vice Presidents) and 100% for Vice Presidents.

-

The “applicable bonus percentage” is the greater of (a) any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination or (b) the executive’s target bonus, expressed as a percentage of annual base salary, for the calendar year in which the termination occurs (subject to an alternative calculation as well as a reduction for executives who have not been employed for the entire calendar year prior to the date of termination);

•

full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us. As of December 31, 2012, the applicable COBRA payments were for a period of up to (i) 24 months for the Chief Executive Officer, Executive Chairman or President, (ii) 18 months for Senior Vice Presidents and above (which includes our Executive Vice Presidents), and (iii) 12 months for Vice Presidents, provided that the executive timely elects continued coverage; and

•	acceleration in full of the vesting and exercisability, and termination of any of our repurchase rights, with respect to outstanding stock options and other equity awards held by the executives.

The following key terms are defined in the change in control plan:

•

A “Change in Control” generally means the consummation of any of the following events (i) a person or group acquires ownership of more than 50% of our outstanding securities (other than in connection with a private financing, recapitalization or conversion or restructuring of our indebtedness); (ii) a merger transaction involving us, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity; (iii) our complete dissolution or liquidation; or (iv) a sale, lease, license or other disposition of substantially all of our assets.

•

An “Involuntary Termination without Cause” generally means an executive’s employment relationship is terminated by any reason other than for the following reasons (and not upon an executive’s death or disability) (i) executive’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to us; (ii) executive’s material breach of any agreement with us after an opportunity to cure; (iii) executive’s material failure to comply with our written policies or rules after an opportunity to cure; (iv) executive’s conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude; (v) executive’s gross misconduct; (vi) executive’s continued failure to perform his or her assigned duties after notification; or (vii) executive’s failure to cooperate in good faith with any governmental or internal investigation of us or our directors, officers or employees.

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

We benefit by requiring our executive officers to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the change in control plan. All other benefits (such as life insurance, disability coverage and 401(k) Plan coverage) will terminate as of the executive’s termination date.

The change in control plan does not provide for the gross up of any excise taxes imposed by section 4999 of the Code. If any of the severance benefits payable under the change in control plan would constitute a “parachute payment” within the meaning of section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, the change in control plan provides for a best after-tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in executive’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.

No executive would receive benefits under the change in control plan if (i) the executive has entered into an individually negotiated employment agreement that provides for severance or change in control benefits, (ii) the executive is entitled to receive benefits under another change in control plan maintained by us that provides benefits in connection with an Involuntary Termination without Cause or a Constructive Termination, in each case within 12 months following a Change in Control, (iii) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us, or (iv) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information. In addition, benefits would be terminated under the change in control plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or engages in certain solicitation or business interference activities.

The structure and amount of benefits provided under the change in control plan are intended to balance our goals of attracting and retaining highly qualified individuals, providing the appropriate incentive for such individuals to perform in the best interests of our shareholders and maintaining responsible pay practices. In 2008 and early 2011, our compensation committee reviewed the publicly disclosed severance and change in control benefits offered by pharmaceutical companies with whom Jazz Pharmaceuticals, Inc. competed to gain a general understanding of the benefits offered by its competitors. In February 2012, our compensation committee again reviewed the benefits offered under the change in control plan in light of the consummation of the Azur Merger after examining a market data analysis for severance benefits prepared by Radford. See “Compensation Discussion and Analysis—Executive Compensation Program—Benchmarking of Cash and Long-Term Compensation” for a discussion of how we determine market data. As a result, certain modifications to the change in control plan were approved in April 2012.

Equity Compensation Plans

The 2011 Plan, 2007 Plan and 2003 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above under the heading entitled “Description of Compensation Arrangements—Equity Compensation Arrangements.”

Potential Payments upon Termination or Change in Control Table

The following table estimates the potential severance payments and benefits under the change in control plan to which the named executive officers would be entitled in connection with specified termination events, calculated as if the named executive officers’ employment had terminated as of December 31, 2012. In addition, the table sets forth the amounts to which the named executive officers would be entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event occurred on December 31, 2012. No options granted under the 2003 Plan remain unvested.

There are no other agreements, arrangements or plans that entitle any named executive officers to severance, perquisites or other benefits upon termination of employment or a change in control. For purposes of the table below, we have assumed that none of the potential severance benefits payable under the change in control plan would be subject to the excise tax imposed by section 4999 of the Code and therefore would not be reduced in accordance with the terms of the change in control plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL AS OF

DECEMBER 31, 2012

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan—Certain Corporate Transactions($)(2)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	3,750,000
	COBRA Payments	53,182
	Vesting Acceleration(3)	7,336,633	7,336,633

	Benefit Total	11,139,815	7,336,633

Kathryn E. Falberg	Lump Sum Cash Severance Payment	1,603,581
	COBRA Payments	37,650
	Vesting Acceleration(3)	3,094,257	3,094,257

	Benefit Total	4,735,488	3,094,257

Russell J. Cox	Lump Sum Cash Severance Payment	1,265,072
	COBRA Payments	39,887
	Vesting Acceleration(3)	3,254,068	3,254,068

	Benefit Total	4,559,027	3,254,068

Suzanne Sawochka Hooper	Lump Sum Cash Severance Payment	1,517,521
	COBRA Payments	25,878
	Vesting Acceleration(3)	2,313,150	2,313,150

	Benefit Total	3,856,549	2,313,150

Jeffrey K. Tobias, M.D.	Lump Sum Cash Severance Payment	1,412,826
	COBRA Payments	25,878
	Vesting Acceleration(3)	2,313,150	2,313,150

	Benefit Total	3,751,854	2,313,150

(1)

These benefits would be payable under the change in control plan if the Involuntary Termination without Cause or Constructive Termination occurred within 12 months following a Change in Control and assuming such termination took place on December 31, 2012. The forms of stock option agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed. The Azur Merger did not constitute a change in control or similar event under the change in control plan or the 2007 Plan.

(2)	These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2012. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)	The value of stock option and RSU award vesting acceleration is based on the closing stock price of $53.25 per share for our ordinary shares as reported on NASDAQ on December 31, 2012, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

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

In February 2013, in furtherance of our ongoing commitment to the continuing education of our directors, our nominating and corporate governance committee adopted a policy for the reimbursement of director continuing education. Under this policy, we will pay or reimburse each director for enrollment fees and reasonable expenses incurred in connection with attending one continuing education program sponsored by an outside provider each year. In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors.

Directors Deferred Compensation Plan

In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, which was amended in December 2008 and then amended and restated in August 2010. The Directors Deferred Compensation Plan, as amended and restated, is referred in this report as the Directors Deferred Plan. We continued and assumed the Directors Deferred Plan in connection with the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as our ordinary shares to a phantom stock account, and the number of shares credited is based on the amount of the retainer fees deferred divided by the market value of our ordinary shares on the first trading day of the first open window period following the date the retainer fees were deemed earned. On the 10th business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution from his or her phantom stock account in our ordinary shares. The Directors Deferred Plan may be amended or terminated at any time by the board of directors. The Directors Deferred Plan in form and operation is intended to be compliant with section 409A of the Code.

Although we continue to maintain the Directors Deferred Plan, since the closing of the Azur Merger we have not permitted and will not permit our non-employee directors to defer any annual retainer fees under the Directors Deferred Plan.

Ownership Guidelines for Directors and Executive Officers

In February 2013, our board of directors adopted share ownership guidelines for the company’s non-employee directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the named executive officers. Under the guidelines, these individuals are expected to own the company’s ordinary shares with a value equal to: three times (3x) base salary, for our Chief Executive Officer; one times (1x) base salary, for each other member of the company’s executive committee; and three times (3x) the director’s annual cash retainer, for each non-employee director. A description of this policy is included above under the heading entitled “Compensation Discussion and Analysis—Executive Compensation Program—Ownership Guidelines for Directors and Executive Officers.”

Equity Compensation Arrangements

The Amended and Restated 2007 Non-Employee Directors Plan, or the 2007 Directors Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger.

Pursuant to the terms of the 2007 Directors Plan, until October 2011, any individual who first became a non-employee director was automatically granted an option to purchase 30,000 shares of Jazz Pharmaceuticals, Inc. common stock. Each initial option vested with respect to 33% of the shares on the first anniversary of the date of grant, and the balance in a series of 24 successive equal monthly installments thereafter. In addition, until October 2011, each individual who was serving as a non-employee director on the first trading day on or after August 15 of each year was automatically granted an option to purchase 12,500 shares of Jazz Pharmaceuticals, Inc. common stock on such date. The shares subject to each such annual option vested in a series of 12 successive equal monthly installments measured from the date of grant. All stock options granted under the 2007 Directors Plan have a maximum term of ten years, and the exercise price of each option granted under the 2007 Directors Plan was equal to 100% of the fair market value of Jazz Pharmaceuticals, Inc. common stock on the date of grant.

On October 24, 2011, the board of directors amended the 2007 Directors Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by section 4985 of the Code in connection with the Azur Merger. Accordingly, stock option grants under the 2007 Directors Plan are currently made in the discretion of the board of directors.

In July 2012, the board of directors approved annual and initial equity grants to our non-employee directors under the 2007 Plan, pursuant to which the following grants were made on August 9, 2012, the first trading day of the first open window period following the 2012 annual general meeting of shareholders: Catherine A. Sohn, who was first elected to our board of directors at the 2012 annual general meeting of shareholders, was granted (a) an option to purchase 8,000 ordinary shares that vests with respect to 33% of the shares on the first anniversary of the date of grant, and the balance in a series of 24 successive equal monthly installments thereafter and (b) an RSU award covering 4,000 ordinary shares that vests in equal annual installments over three years from the date of grant. Additionally, each director who continued serving as a non-employee director or who was re-elected as a non-employee director at the 2012 annual general meeting of shareholders was granted (i) an option to purchase 4,500 ordinary shares that vests in a series of 12 successive equal monthly installments measured from the date of grant and (ii) an RSU award covering 2,250 ordinary shares that vests in full on the first anniversary of the date of grant. As noted above, it is within the discretion of the board of directors to grant stock awards under the 2007 Directors Plan and 2007 Plan, and the board intends to continue to grant discretionary initial and annual stock awards to our non-employee directors under the 2007 Directors Plan and 2007 Plan.

In addition, in connection with the Azur Merger, all of the unvested shares subject to options granted under the 2007 Directors Plan and held on December 13, 2012 by members of our board of directors who were subject to the excise tax described above became fully vested and exercisable. Accordingly, on January 11, 2012, each of such non-employee directors exercised all of their outstanding NSOs by a cashless exercise in which the company withheld shares to cover the exercise price of the NSOs. Additional information regarding this vesting acceleration benefit is provided above under the heading entitled “Executive Compensation—Option Exercises and Stock Vested.”

With respect to options granted under the 2007 Directors Plan and 2007 Plan, if a non-employee director’s service relationship with us or any of our affiliates, whether as a non-employee director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason other than disability or death, or, with respect to options granted under the 2007 Directors Plan only, after any 12-month period following a change in control, the optionee may exercise any vested options for a period of three months following the cessation of service. If such optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise the option for a period of 12 months in the event of disability, and 18 months in the event of death. With respect to options granted under the 2007 Directors Plan, if such optionee’s service terminates within 12 months following a specified change in control transaction, the optionee may exercise any vested portion of the option for a period of 12 months following the effective date of such a transaction. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

With respect to RSU awards granted under the 2007 Plan, if a non-employee director’s service relationship with us or any of our affiliates, whether as a non-employee director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason, any RSU awards that were unvested as of the date of such termination will be forfeited.

In the event of certain significant corporate transactions (which generally have a similar meaning as a “Corporate Transaction” under the 2007 Plan), all outstanding options under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such options, then (a) with respect to any such options that are held by optionees then performing services for us or our affiliates, the vesting and exercisability of such options will be accelerated in full and such options will be terminated if not exercised prior to the effective date of the corporate transaction and (b) all other outstanding options will terminate if not exercised prior to the effective date of the corporate transaction. The board of directors may also provide that the holder of an outstanding option not assumed in the corporate transaction will surrender such option in exchange for a payment equal to the excess of (i) the value of the property that the optionee would have received upon exercise of the option, over (ii) the exercise price otherwise payable in connection with the option. In addition, the vesting and exercisability of options under the 2007 Directors Plan held by non-employee directors who are either required to resign their position in connection with a specified change in control transaction (which generally has a similar meaning as a “Change in Control” under the 2007 Plan) or are removed from their position in connection with such a change in control will be accelerated in full.

The treatment of outstanding options and RSU awards under the 2007 Plan in the event of certain significant corporate transactions or a specified change in control transaction is described above under the heading entitled “Executive Compensation—Description of Compensation Arrangements—Equity Compensation Arrangements—2007 Equity Incentive Plan.”

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2012.

Mr. Cozadd, our Chairman and Chief Executive Officer, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Mulligan is also not listed in the following table because he was our employee in 2012 in the capacity of Chief Business Officer, International Business Development. A description of Mr. Mulligan’s compensatory arrangements in 2012 in his capacity as an employee is described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Transactions With or Involving Related Persons—Transactions with Seamus Mulligan—Seamus Mulligan Employment Agreement and Compensation.” Neither Mr. Cozadd nor Mr. Mulligan received any additional compensation for serving on our board of directors or its committees in 2012.

DIRECTOR COMPENSATION FOR FISCAL 2012

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	Total ($)
Paul L Berns	93,940	105,367	104,115	303,422
Samuel D. Colella(5)	—	—	—	—
Bryan C. Cressey(5)	41,250	—	—	41,250
Patrick G. Enright	82,500	105,367	104,115	291,982
Michael W. Michelson(5)	—	—	—	—
James C. Momtazee	75,000	105,367	104,115	284,482
Kenneth W. O’Keefe	80,000	105,367	104,115	289,482
Alan M. Sebulsky(5)	52,500	—	—	52,500
Catherine A. Sohn(6)	33,274	187,320	185,094	405,688
Rick E Winningham	67,500	105,367	104,115	276,982

(1)	The dollar amounts in this column represent each non-employee director’s actual annual cash retainer for board services, which is equal to the aggregate of his or her annual retainer of $55,000 plus his or her annual retainers for service on one or more board committees, in each case for 2012. Each non-employee director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the beginning of each quarter. Following the Azur Merger, the board did not permit cash retainer fees to be deferred by our non-employee directors pursuant to the Directors Deferred Plan. The total number of shares previously credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2012 were as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 17,507 shares for Mr. Momtazee; 22,249 shares for Mr. O’Keefe; and no shares for each of Dr. Sohn and Messrs. Colella, Cressey, Michelson, Sebulsky and Winningham.

(2)	The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(3)	The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee directors in 2012. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(4)

The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2012 was as follows: 4,500 shares subject to outstanding stock options and 2,250 RSUs for each of Messrs. Berns, Enright, Momtazee, O’Keefe and Winningham; 8,000 shares subject to outstanding stock options and 4,000 RSUs for Dr. Sohn; and no shares subject to outstanding stock options or RSU awards for each of Messrs. Colella, Cressey, Michelson, and Sebulsky.

(5)	Messrs. Colella and Michelson resigned from Jazz Pharmaceuticals, Inc.’s board of directors in January 2012, shortly before the consummation of the Azur Merger. Mr. Sebulsky resigned from our board of directors on July 20, 2012. Mr. Cressey’s term of office expired at our 2012 annual general meeting of shareholders. The outstanding shares then credited to each of Messrs. Colella, Michelson and Sebulsky’s non-employee director phantom stock accounts were distributed to them in connection with their respective resignations or expiration of term of office, as applicable, in accordance with the terms of the Directors Deferred Plan.

(6)	Dr. Sohn was elected to our board of directors at our 2012 annual general meeting of shareholders.

In February 2013, Mr. Mulligan ceased being our employee but continued his service with the company as a non-employee director. In connection with Mr. Mulligan’s transition to non-employee director status in February 2013, he was granted (i) under the 2007 Directors Plan, an option to purchase 4,500 ordinary shares that vests in a series of 12 successive equal monthly installments measured from the date of grant and (ii) under the 2007 Plan, an RSU award covering 2,250 ordinary shares that vests in full on the first anniversary of the date of grant. These equity grants were consistent with the annual grants in August 2012 to our continuing non-employee directors, as summarized above.

Compensation Committee Report1

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2013 annual general meeting of shareholders and be included in the Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2012.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Mr. Paul L. Berns (Chair)

Mr. Patrick G. Enright

Dr. Catherine A. Sohn

Mr. Rick E Winningham

Compensation Committee Interlocks and Insider Participation

In 2012, prior to the Azur Merger, Jazz Pharmaceuticals, Inc.’s compensation committee was composed of three directors: Messrs. Berns, Colella and Michelson. Each of Messrs. Colella and Michelson resigned or otherwise ceased to be a director prior to the Azur Merger. Following the Azur Merger, our compensation committee was composed of three directors: Messrs. Berns, Enright and Winningham, who were joined by Dr. Sohn, who was appointed to our compensation committee following her election to our board of directors at

[1]

The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

the 2012 annual general meeting of shareholders. Please refer to Item 13 of this report under the section titled “Certain Transactions With or Involving Related Persons” for information concerning certain transactions with or involving Messrs. Berns and Enright.

None of the members of our compensation committee or any member of Jazz Pharmaceuticals, Inc.’s compensation committee during 2012 has at any time been an officer or employee of us or Jazz Pharmaceuticals, Inc. None of our executive officers serves, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on the board of directors or compensation committee of us or Jazz Pharmaceuticals, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2012 with respect to all of our equity compensation plans in effect on that date.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	2,874,942		$33.01	(2)	2,254,690	(3)
2007 Equity Incentive Plan	2,258,983		$17.55	(4)	954,250	(5)
2007 Employee Stock Purchase Plan					851,231	(6)
Amended and Restated 2007 Non-Employee Directors Stock Option Plan	—		$—		338,647	(7)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan	54,376	(8)			163,816	(9)

Total	5,188,301				4,562,634

(1)	Each of the equity compensation plans set forth in this table were originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger. Other than with respect to the Directors Deferred Plan, each of the equity compensation plans set forth in this table were approved by Jazz Pharmaceuticals, Inc.’s stockholders.

(2)	The weighted-average exercise price takes into account 940,604 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $49.07.

(3)	As of December 31, 2012, an aggregate of up to 8,335,255 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 2,254,690 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2013, the number of shares authorized for issuance under the 2011 Plan increased by 2,610,633 shares pursuant to this automatic share increase provision.

(4)	The weighted-average exercise price takes into account 15,250 ordinary shares under the 2007 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $17.67.

(5)	As of December 31, 2012, an aggregate of 7,495,137 ordinary shares were authorized for issuance under the 2007 Plan, of which 954,250 shares remained available for future issuance. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares authorized for issuance under the 2007 Plan was reduced by 4,437,956 shares.

(6)	As of December 31, 2012, an aggregate of 2,660,000 ordinary shares were authorized for issuance under the 2007 Employee Stock Purchase Plan, as amended and restated, or the ESPP, of which 851,231 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on each January 1, from January 1, 2013 through (and including) January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2013, no additional shares were reserved for issuance under the ESPP pursuant to this automatic share increase provision.

(7)	As of December 31, 2012, an aggregate of 777,713 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 338,647 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on each January 1, from January 1, 2008 through (and including) January 1, 2017, by the sum of (a) the excess of (i) the number of shares subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases that occurred on or prior to January 1, 2010 only, the aggregate number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan during the preceding calendar year. In no event may the amount of any such annual increase exceed 200,000 shares. The board of directors may also approve a lesser amount for any such annual increase. On January 1, 2013, no additional shares were reserved for issuance under the 2007 Directors Plan pursuant to this automatic share increase provision.

(8)	Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2012 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

(9)	Amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 pursuant to the Directors Deferred Plan are funded with shares reserved under the 2007 Directors Plan. In August 2010, a separate reserve of 200,000 shares was created under the Directors Deferred Plan which funds all distributions of amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010 pursuant to the Directors Deferred Plan. Since the Azur Merger, non-employee directors have not been and will not be permitted to defer director fees pursuant to the Directors Deferred Plan. A description of the Directors Deferred Plan is provided under “Item 11. Executive Compensation—Director Compensation—Directors Deferred Compensation Plan.”

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2013 (except as noted) by: (i) each director; (ii) each of our named executive officers identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Total
5% Shareholders:
Janus Capital Management LLC(3)	5,662,470	9.6%
151 Detroit Street
Denver, CO 80206

BlackRock, Inc.(4)	4,157,072	7.1%
40 East 52nd Street
New York, NY 10022

Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street, Suite 4200
New York, NY 10019
KKR JP LLC(5)	3,782,895	6.4%
KKR JP III LLC(5)	7,888	*

FMR LLC(6)	3,378,381	5.7%
82 Devonshire Street
Boston, MA 02109

Putnam Investment, LLC(7)	2,990,815	5.1%
One Post Office Square
Boston, MA 02109

Named Executive Officers and Directors:
Bruce C. Cozadd(8)	522,095	*
Kathryn E. Falberg(9)	100,684	*
Suzanne Sawochka Hooper	—	*
Russell J. Cox(10)	40,381	*
Jeffrey K. Tobias, M.D.	—	*
Paul L. Berns(11)	8,066	*
Patrick G. Enright(12)	1,745,263	2.9%
James C. Momtazee(13)	34,767	*
Seamus Mulligan(14)	2,001,805	3.4%
Kenneth W. O’Keefe(15)	286,836	*
Catherine A. Sohn	—	*
Rick E Winningham(16)	41,032	*
All directors and executive officers as a group (14 persons)(17)	4,816,277	8.0%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fourth Floor, Connaught House, One Burlington Road, Dublin 4, Ireland.

(2)

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 58,840,354 ordinary shares outstanding on March 31, 2013, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of March 31, 2013, and shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan as of March 31, 2013. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of March 31, 2013 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	This information is based on a Schedule 13G filed by Janus Capital Management LLC (“Janus Capital”) with the SEC on February 14, 2013, which reported that Janus Capital has a direct 95.67% ownership stake in INTECH Investment Management (“INTECH”) and a direct 77.8% ownership stake in Perkins Investment Management LLC (“Perkins”) and, as a result of this ownership structure, holdings for Janus Capital, Perkins and INTECH are aggregated for purposes of reporting the holdings of Janus Capital. According to the Schedule 13G, Janus Capital, Perkins and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under section 8 of the Investment Company Act of 1940 (“ICA”) and to individual and institutional clients (collectively referred to herein as “Managed Portfolios”). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 5,662,470 ordinary shares held by such Managed Portfolios as of December 31, 2012 and has sole voting power and sole dispositive power over all 5,662,470 ordinary shares reported. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. Janus Overseas Fund is an investment company registered under the ICA and is one of the Managed Portfolios to which Janus Capital provides investment advice. As of December 31, 2012, Janus Overseas Fund beneficially held 3,074,338 ordinary shares. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2012, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2012 and March 31, 2013.

(4)	This information is based on a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 30, 2013, which reported the beneficial ownership of our ordinary shares as of December 31, 2012 by the following subsidiaries of BlackRock: BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., BlackRock Japan Co. Ltd. and BlackRock Investment Management (UK) Limited. The Schedule 13G reported that BlackRock has sole voting power and sole dispositive power over all of the 4,157,072 ordinary shares reported. The Schedule 13G provides information only as of December 31, 2012, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2012 and March 31, 2013.

(5)	KKR JP LLC (“KKR JP”) directly holds 3,185,058 of our ordinary shares and warrants to purchase 597,837 of our ordinary shares. KKR Millennium Fund L.P. (“KKR Millennium Fund”) is the sole member of KKR JP. KKR Associates Millennium L.P. (“KKR Associates Millennium”) is the sole general partner of KKR Millennium Fund. KKR Millennium GP LLC (“KKR Millennium GP”) is the sole general partner of KKR Associates Millennium. KKR Fund Holdings L.P. (“KKR Fund Holdings”) is the designated member of KKR Millennium GP. KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”) is a general partner of KKR Fund Holdings. KKR Millennium Fund, KKR Associates Millennium, KKR Millennium GP, KKR Fund Holdings and KKR Fund Holdings GP disclaim beneficial ownership of the securities held by KKR JP.

KKR JP III LLC (“KKR JP III”) directly holds 7,888 of our ordinary shares. KKR Partners III, L.P. (“KKR Partners III”) is the sole member of KKR JP III. KKR III GP LLC (“KKR III GP”) is the sole general partner of KKR Partners III. KKR Partners III and KKR III GP disclaim beneficial ownership of the securities held by KKR JP III.

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

The entities named in this footnote (5) are sometimes referred to herein as the KKR Entities. The KKR Entities may be deemed to be a group with respect to our securities which they hold directly or indirectly. The KKR Entities disclaim such group membership.

James C. Momtazee is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Momtazee is a member of our board of directors. Mr. Momtazee disclaims beneficial ownership of any securities beneficially owned by the KKR Entities. The address of the KKR Entities and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019. The address of Messrs. Roberts and Momtazee is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(6)	This information is based on a report on Form TR-1 provided to us by FMR LLC (“FMR”) on March 21, 2013, which reported the holdings of FMR as of March 20, 2013. According to the report, shares reflected as indirectly owned by FMR consist of 3,080,575 ordinary shares owned by Fidelity Management & Research Company (“FMRC”), 400 ordinary shares owned by Fidelity Investments Money Management, Inc. (“FIMM”), 280,800 ordinary shares owned by Pyramis Global Advisors Trust Company (“PGATC”) and 16,606 ordinary shares owned by Strategic Advisers Group (“SAG”). Each of FFMRC, FIMM, PGATC and SAG is a wholly owned subsidiary of FMR. As of March 20, 2013, FMR held indirect voting rights over all 3,378,381 ordinary shares reported. The Form TR-1 provided to us provides information only as of March 20, 2013, and, consequently, the beneficial ownership of FMR may have changed between March 20, 2013 and March 31, 2013.

(7)	This information is based on a report on Form TR-1 and other information provided to us by Putnam Investments, LLC (“Putnam”) on February 7, 2013, which reported the holdings of Putnam as of February 6, 2013. According to the report, shares reflected as indirectly owned by Putnam consist of 2,908,700 ordinary shares owned by Putnam Investment Management, LLC (“PIM”), 40,916 ordinary shares owned by The Putnam Advisory Company, LLC (“PAC”), 25,399 ordinary shares owned by Putnam Fiduciary Trust Company (“PFTC”) and 15,800 ordinary shares owned by Putnam Investments Inc. (“PII”). Each of PIM, PAC, PFTC and PII is a wholly owned subsidiary of Putnam. PIM is the investment advisor to the Putnam family of mutual funds and PAC is the investment advisor to Putnam’s institutional clients. Putnam holds all of these shares on behalf of either its mutual funds or its institutional clients for investment purposes only. As of February 6, 2013, Putnam held indirect voting rights over all 2,990,815 ordinary shares reported. The Form TR-1 and other information provided to us by Putnam provide information only as of February 6, 2013, and, consequently, the beneficial ownership of Putnam may have changed between February 6, 2013 and March 31, 2013.

(8)	Includes 1,452 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013.

(9)	Includes 2,267 ordinary shares Ms. Falberg has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013.

(10)	Includes 29,362 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013.

(11)	Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 31, 2013 and 3,375 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013.

(12)	Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 31, 2013 and 3,375 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013. Also includes 768,670 ordinary shares and a warrant to acquire 929,243 of our ordinary shares held by Longitude Venture Partners, L.P. and 15,422 ordinary shares and a warrant to acquire 18,624 of our ordinary shares held by Longitude Capital Associates, L.P. The funds named in this footnote (12) are sometimes referred to herein as the Longitude Funds. Each of Mr. Enright and Juliet Tammenoms Bakker are managing members of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds, and may be deemed to have shared voting and dispositive power with respect to the ordinary shares held by or issuable to the Longitude Funds. Each of Mr. Enright and Ms. Bakker disclaims beneficial ownership of all such ordinary shares except to the extent of such person’s proportionate pecuniary interest therein.

(13)	Includes 17,507 ordinary shares issuable to Mr. Momtazee pursuant to our Directors Deferred Plan as of March 31, 2013 and 3,375 ordinary shares Mr. Momtazee has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013. Mr. Momtazee disclaims beneficial ownership of the shares described in footnote (5) above.

(14)	Includes 750 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013. Also includes 569,161 ordinary shares held by Deutsche Bank National Trust Company, or Deutsche Bank, as escrow agent, as security for the indemnification obligations of the historic Azur Pharma shareholders in connection with the Azur Merger pursuant to an escrow agreement among us, Jazz Pharmaceuticals, Inc., Seamus Mulligan, as representative of the indemnitors, and Deutsche Bank.

(15)	Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 31, 2013 and 3,375 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013. Also includes (i) 222,865 ordinary shares held by Beecken Petty O’Keefe Fund II L.P., Beecken Petty O’Keefe QP Fund II, L.P. and Beecken Petty O’Keefe Executive Fund II, L.P. as tenants in common (collectively, “BPO Fund II”) and (ii) 38,347 ordinary shares held by Beecken Petty O’Keefe & Company II, L.P. Beecken Petty O’Keefe & Company II, L.P., is the general partner of BPO Fund II and Beecken Petty O’Keefe & Company, LLC is the general partner of Beecken Petty O’Keefe & Company II, L.P. Mr. O’Keefe, David K. Beecken and William G. Petty, Jr. are member managers of Beecken Petty O’Keefe & Company, LLC, and as such may be deemed to have shared voting and dispositive power with respect to the ordinary shares beneficially owned by BPO Fund II and Beecken Petty O’Keefe & Company II, L.P. Each of Messrs. O’Keefe, Beecken and Petty disclaims beneficial ownership of the ordinary shares beneficially owned by BPO Fund II and Beecken Petty O’Keefe & Company II, L.P., except to the extent of each of their pecuniary interest therein.

(16)	Includes 3,375 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2013.

(17)	Includes 1,045,304 ordinary shares and warrants to purchase 947,867 ordinary shares held by entities affiliated with certain of our non-employee directors, 51,655 ordinary shares that our executive officers have the right to acquire pursuant to options exercisable within 60 days of March 31, 2013, 17,625 ordinary shares that our non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2013, and 54,376 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Plan as of March 31, 2013. See footnotes (8) through (16) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for Review of Related Party Transactions

We have adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants and in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our General Counsel deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our General Counsel, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee (or other independent body of our board of directors) must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee (or other independent body of our board of directors) determines in the good faith exercise of its discretion.

Certain Transactions With or Involving Related Persons

Set forth below is information with respect to certain transactions with or involving related persons and to which we, Jazz Pharmaceuticals, Inc. or Azur Pharma was or is to be a participant.

Secondary Offerings

March 2012 Offering. In March 2012, we entered into an underwriting agreement with Barclays Capital Inc. and Citigroup Global Markets Inc. and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriters an aggregate of 7,883,366 of our ordinary shares at a purchase price of $49.56 per ordinary share, resulting in aggregate gross proceeds to the selling shareholders of approximately $390.7 million. The offering closed on March 9, 2012. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering. The names of the selling shareholders and number of shares sold to the underwriters in the offering are included in a table below. Consistent with our obligations under the registration rights agreements described below, we were obligated to pay our total expenses in connection with this offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, as well fees of special counsel to the selling shareholders of up to $50,000, which expenses totaled approximately $0.4 million. Prior to the offering, our board of directors formed a special financing committee consisting of two independent directors to review and approve our participation in the offering. The financing committee was aware of the relationship between the selling shareholders and our company when it approved our participation in the transaction, and functioned as the independent review and oversight body under our Related Party Transaction Policy.

Selling Shareholder	Number of Shares Sold
Principal Shareholder or Affiliated Entities:(1)
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.	3,000,000
Entities affiliated with Longitude Capital Partners, LLC	1,100,015
Entities affiliated with Thoma Cressey Equity Partners	950,000
Entities affiliated with Beecken Petty O’Keefe & Company, LLC	600,000

Directors and Executive Officers:
Paul L. Berns	39,200
Patrick G. Enright	49,985
Seamus Mulligan	2,000,000
Alan M. Sebulsky(2)	31,166
Russell J. Cox	5,000
Bruce C. Cozadd	50,000
Carol A. Gamble(3)	50,000
Karen J. Wilson	8,000

(1)	Certain of our current and former directors are affiliated or associated with the entities listed in the table as indicated below:

Director	Entities
James C. Momtazee	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
Patrick G. Enright	Entities affiliated with Longitude Capital Partners, LLC
Bryan C. Cressey (former director)	Entities affiliated with Thoma Cressey Equity Partners
Kenneth W. O’Keefe	Entities affiliated with Beecken Petty O’Keefe & Company, LLC

(2)	Mr. Sebulsky resigned from our board of directors on July 20, 2012.

(3)	Ms. Gamble retired from the company in March 2012.

March 2013 Offering. In March 2013, we entered into an underwriting agreement with Barclays Capital Inc. and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriter an aggregate of 5,375,000 of our ordinary shares at a purchase price of $58.28 per ordinary share, resulting in aggregate gross proceeds to the selling shareholders of approximately $314.4 million, before deducting underwriting discounts and commissions and other offering expenses. The offering closed on March 8, 2013. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering. The names of the selling shareholders and number of shares sold to the underwriters in the offering are included in a table below. Consistent with our obligations under the registration rights agreements described below, we are obligated to pay our total expenses in connection with this offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, as well fees of special counsel to the selling shareholders of up to $50,000, which total offering expenses are estimated to be approximately $0.5 million. Our participation in this offering did not require approval under our Related Party Transaction Policy because our actions with respect to the offering were undertaken in accordance with our pre-existing obligations under the registration rights agreements described below. Our nominating and corporate governance committee, which is serving as the independent review and oversight body, was advised of the relationship between the selling shareholders and our company prior to the transaction.

Selling Shareholder	Number of Shares Sold
Principal Shareholder or Affiliated Entities:(1)
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.	3,750,000
Entities affiliated with Longitude Capital Partners, LLC	800,000
Entities affiliated with Beecken Petty O’Keefe & Company, LLC	400,000

Director:
Seamus Mulligan	425,000

(1)	Certain of our directors are affiliated or associated with the entities listed in the table as indicated below:

Director	Entities
James C. Momtazee	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
Patrick G. Enright	Entities affiliated with Longitude Capital Partners, LLC
Kenneth W. O’Keefe	Entities affiliated with Beecken Petty O’Keefe & Company, LLC

Registration Rights

2007 Investor Rights Agreement. Pursuant to the terms of a third amended and restated investor rights agreement dated June 6, 2007, as amended, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein, or the 2007 Investor Rights Agreement, which 2007 Investor Rights Agreement was assumed by us in the Azur Merger, the holders of up to approximately 2.7 million ordinary shares as of March 31, 2013 or their transferees are entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, or the Securities Act. In addition, Mr. Cozadd is entitled to rights with respect to registration of our ordinary shares he has or may acquire upon exercise of stock options or vesting of RSU awards. If we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the holders of these shares are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of ordinary shares to be included in the registration. In addition, the holders of these ordinary shares may require us, at our expense and subject to certain limitations, to file one or more registration statements under the Securities Act with respect to their ordinary shares. Each of the entities referred to in the tables above under “Secondary Offerings” (other than the entities affiliated with Longitude Capital Partners, LLC) as well as Mr. Cozadd are parties to or otherwise are or were entitled to registration rights under the 2007 Investor Rights Agreement.

2009 Investor Rights Agreement. Pursuant to the terms of an investor rights agreement dated July 7, 2009, as amended, or the 2009 Investor Rights Agreement, by and between Jazz Pharmaceuticals, Inc. and entities affiliated with Longitude Capital Partners, LLC, or the Longitude Funds, which 2009 Investor Rights Agreement was assumed by us in the Azur Merger, we agreed to file a registration statement under the Securities Act registering (or to otherwise effect the registration of) the resale of all of our ordinary shares originally purchased by the Longitude Funds in the July 7, 2009 private placement relating to the 2009 Investor Rights Agreement, including approximately 0.9 million of our ordinary shares underlying the warrants purchased by the Longitude Funds, and to keep such registration continuously effective. In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the Longitude Funds are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Registration Rights Agreement. In connection with the Azur Merger, Azur Pharma entered into a registration rights agreement on January 13, 2012 with the holders of Azur Pharma’s ordinary shares as of that date, including Seamus Mulligan and Davycrest Nominees, a significant investor in Azur Pharma, which holders are referred to herein as the Azur Pharma rights parties. Pursuant to the registration rights agreement, Azur Pharma agreed to register for resale under the Securities Act 12,020,616 ordinary shares held by the Azur Pharma rights parties (or their permitted transferees) on the date of the closing of the Azur Merger (immediately after giving effect to such closing), which shares are referred to herein as the Azur Resale Shares. We registered for resale all of the Azur Resale Shares on January 19, 2012 and we are obligated under the registration rights agreement to keep such registration statement continuously effective under the Securities Act until the earlier of such time as all of the Azur Resale Shares are publicly resold or the registration rights of the Azur Pharma rights parties expire under the registration rights agreement. Under the registration rights agreement, holders of Azur Resale Shares are entitled to sell Azur Resale Shares in underwritten public offerings provided that the aggregate amount of Azur Resale Shares to be offered and sold in any underwritten public offering represent not less than 5% of our ordinary shares outstanding at such time or are reasonably expected to result in aggregate gross proceeds of not less than $50 million, subject to our ability to defer effecting such an underwritten public offering under certain circumstances.

The assumption of or the entering into of the foregoing investor or registration rights agreements were negotiated as part of the Azur Merger.

Transactions with Seamus Mulligan

Seamus Mulligan Employment Agreement and Compensation

In connection with the Azur Merger, Azur Pharma and Mr. Mulligan entered into an employment agreement in September 2011, as amended in February 2012, that became effective on the Azur Merger closing date and that superseded all prior employment-related agreements between Mr. Mulligan and Azur Pharma. Pursuant to the employment agreement, following the closing date, Mr. Mulligan continued his employment with us on a part-time basis on the terms and conditions set forth in the employment agreement as Chief Business Officer, International Business Development until February 2013. Mr. Mulligan’s initial base salary was €300,000 per year based on a 75% time commitment during the 12-month period following the closing date. Mr. Mulligan was also eligible to receive annual cash bonuses under our company’s performance bonus plan, with a target bonus equal to 40% of base salary. Mr. Mulligan terminated his employment with us in February 2013.

In connection with his employment as a non-executive employee for the year ended December 31, 2012, Mr. Mulligan received a base salary of $391,236, paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each month. Mr. Mulligan received no bonus related to his employment in 2012. Also in connection with his employment, in August 2012, Mr. Mulligan received equity awards under the 2011 Plan consisting of an option to purchase 35,000 ordinary shares and an RSU award covering 17,500 ordinary shares. The stock option award was scheduled to vest as to 25% of the ordinary shares underlying the stock option upon the one year anniversary of the grant date with the remainder of the shares in 36 equal monthly installments thereafter. The RSU award was scheduled to vest in four equal annual installments on the anniversary of the grant date. These equity awards were unvested when Mr. Mulligan terminated his employment in February 2013 and have been cancelled.

In addition, in connection with the Azur Merger, stock options held by all of Azur Pharma’s option holders, including Mr. Mulligan, were accelerated and became exercisable prior to the Azur Merger. The value Mr. Mulligan received in connection with this acceleration and exercisability was $341,977. For this purpose, this value was calculated as the number of ordinary shares subject to each option, adjusted as described below, multiplied by the difference between (a) $46.64, which was the closing price of Jazz Pharmaceuticals, Inc. common stock as reported on NASDAQ on the date prior to the closing of the Azur Merger and (b) the exercise price of each of the share options subject to acceleration, adjusted as described below. For purposes of this calculation, (x) the number of shares subject to each share option was multiplied by 0.2883, which represents the ratio of an ordinary share of Azur Pharma for each whole ordinary share of Azur Pharma by which the outstanding ordinary shares of Azur Pharma held by the historic Azur Pharma shareholders were reduced immediately prior to and in connection with the Azur Merger, (y) the exercise price of each share option was converted from Euro to U.S. dollars using an exchange rate of 1.2736, which was the ending exchange rate for January 17, 2012, and (z) the exercise price of each share option was divided by 0.2883.

Lease, Sublease and Lease Termination

On October 20, 2008, Azur Pharma entered into a lease agreement with Mr. Mulligan, pursuant to which Mr. Mulligan, as landlord, leased to Azur Pharma, as tenant, an aggregate of 4,128 square feet for office space located at 45 Fitzwilliam Square, Dublin 2, Ireland. The term of the lease was 21 years from October 20, 2008. The annual rent due under the lease was €206,760. A total of $0.3 million in rent payments were made under the lease agreement in 2012. Since Azur Pharma entered into the lease agreement with Mr. Mulligan prior to the Azur Merger, our Related Party Transaction Policy did not require that we seek approval or ratification from the audit committee in connection with our rental payments under the lease. However, under the charter of the audit committee and applicable NASDAQ rules, our audit committee provided oversight of the lease arrangement. In November 2012, we entered into an agreement with Mr. Mulligan pursuant to which we terminated this lease in exchange for $1.2 million that we paid to Mr. Mulligan. Our audit committee reviewed and approved the terms of the lease termination agreement pursuant to our Related Party Transaction Policy.

License Option

On May 30, 2011, Azur Pharma entered into a Development Agreement with Circ Pharma Limited and Circ Pharma Research and Development Limited, or the development agreement, providing for the purchase of an option to license certain rights and assets in relation to a chronotherapeutic formulation of Tramadol for $250,000, together with the sum of $50,000 as a contribution to the patent expenses incurred by Circ Pharma prior to the effective date of the option. Mr. Mulligan is Chairman and owner of the Circ Pharma Group. On January 9, 2012, Azur Pharma entered into an amendment to the development agreement, which provides for an extension to consider and evaluate the program contemplated by the option for a period of six months from the closing of the Azur Merger. No amounts were paid under this agreement in 2012. We did not exercise the option and in 2012 terminated the agreement pursuant to its terms. Since Azur Pharma entered into the development agreement prior to the Azur Merger, our Related Party Transaction Policy did not require that we seek approval or ratification from the audit committee. However, under the charter of the audit committee and applicable NASDAQ rules, our audit committee provided oversight of this transaction.

Fintan Keegan Employment Agreement and Compensation

In connection with the Azur Merger, Azur Pharma and Mr. Keegan entered into an employment agreement in September 2011, as amended in February 2012, that became effective on the Azur Merger closing date and that superseded all prior employment-related agreements between Mr. Keegan and Azur Pharma. Pursuant to the employment agreement, following the closing date, Mr. Keegan has continued his employment with us on the terms and conditions set forth in the employment agreement. In March 2012, in connection with his employment and prior to his promotion in July 2012 to Executive Vice President, Technical Operations, Mr. Keegan received equity awards under the 2011 Plan consisting of an option to purchase 46,000 ordinary shares and an RSU award covering 23,000 ordinary shares. The stock option award vests as to 25% of the ordinary shares underlying the stock option upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. The RSU award vests in four equal annual installments on the anniversary of the grant date.

In addition, in connection with the Azur Merger, stock options held by all of Azur Pharma’s option holders, including Mr. Keegan, were accelerated and became exercisable prior to the Azur Merger. The value, calculated as described above under “Transactions with Seamus Mulligan – Seamus Mulligan Employment Agreement and Compensation,” that Mr. Keegan received in connection with this vesting acceleration was $3,202,399.

Indemnification Agreements

On or after the effective time of the Azur Merger, we entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees, or the indemnification agreements. The indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Irish Companies Acts 1963 to 2012, as amended, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

Director Independence

As required under the NASDAQ Stock Market LLC listing standards, or NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, its senior management and its independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Mulligan, our former Chief Business Officer, International Business Development, were not independent directors by virtue of their employment (or past employment) with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Jazz Pharmaceuticals plc.

Prior to the Azur Merger, the board of directors of Jazz Pharmaceuticals, Inc. determined that each member of its board of directors that served during the period from January 1, 2012 until the consummation of the Azur Merger was an independent director within the meaning of the applicable NASDAQ listing standards, with the exception of Mr. Cozadd. The Jazz Pharmaceuticals, Inc. board of directors also determined that each member of its audit committee, compensation committee and nominating and corporate governance committee that served during the period from January 1, 2012 until the consummation of the Azur Merger met the applicable NASDAQ and SEC rules and regulations regarding “independence.”

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2012 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms by which KPMG performed audit and tax services for the company.

The following table represents aggregate fees billed to us for (i) the fiscal year ended December 31, 2012 by KPMG, our independent registered public accounting firm, and (ii) for the fiscal year ended December 31, 2011 by Ernst & Young LLP, Jazz Pharmaceuticals, Inc.’s independent registered public accounting firm for the fiscal year ended December 31, 2011:

	Fiscal Year Ended
	2012	2011
	(In thousands)
Audit Fees	$1,706	$803
Audit-Related Fees	70	410
Tax Fees	2,183	318
All Other Fees	3	1

Total Fees	$3,962	$1,532

Audit Fees: Consists of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements, the review of quarterly consolidated financial statements, and statutory audits, including the review of internal controls over financial reporting.

Audit-Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the financial statements and which are not reported under “Audit Fees.” During the fiscal year ended December 31, 2012, these services consisted of comfort letter procedures performed in connection with our March 2012 Secondary Offering and accounting consultations in connection with our Irish restructuring. During the fiscal year ended December 31, 2011, these services primarily related to due diligence, accounting consultations and work performed in connection with SEC filings made in order to effectuate the Azur Merger.

Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. During the fiscal year ended December 31, 2012, fees and expenses for professional services of approximately $119,000 were billed in connection with tax compliance services and approximately $2,064,000 were billed in connection with tax advice and planning services. The higher level of tax fees and expenses billed in 2012 compared to 2011 reflect additional tax compliance, tax advice and tax planning services provided in connection with significant transactions undertaken by the company in 2012, including the Azur Merger, the EUSA Acquisition and the disposition of the women’s health business. During the fiscal year ended December 31, 2011, fees and expenses of approximately $84,000 were billed in connection with tax compliance services and fees and expenses of approximately $234,000 were billed in connection with tax advice and planning services.

All Other Fees: Consists of fees for products and services other than the services described above. For the fiscal years ended December 31, 2012 and 2011, these are fees paid in connection with access to the online accounting and tax research tool of KPMG and Ernst & Young, respectively.

All fees described above were approved by our or Jazz Pharmaceutical Inc.’s audit committee for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

Pre-Approval Policies and Procedures

Our audit committee has a policy and procedures for the pre-approval of audit and non-audit services rendered by its independent registered public accounting firm, which is substantially similar to the policy and procedures maintained by Jazz Pharmaceuticals, Inc. prior to the Azur Merger. Our policy, as well as the policy maintained by Jazz Pharmaceuticals, Inc. prior to the Azur Merger, generally requires the pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

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

Jazz Pharmaceuticals, Inc. was treated as the acquiring company in the Azur Merger for accounting purposes, and the Azur Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements after the Azur Merger, in accordance with the rules and regulations of the SEC.

As an Irish company, our statutory auditor is required under the Irish Companies Act 1963 to 2012, as amended, to be based in Ireland. In addition, we determined that our independent registered public accounting firm should be based in Ireland. In order to implement this decision, on January 13, 2012, in connection with but prior to consummation of the Azur Merger, the board of directors of Azur Pharma, in consultation with the audit committee of the board of directors of Jazz Pharmaceuticals, Inc., approved the engagement of KPMG, Dublin as our independent registered public accounting firm to audit the financial statements of Jazz Pharmaceuticals plc and its consolidated subsidiaries for the fiscal year ending December 31, 2012, with such engagement effective upon consummation of the merger on January 18, 2012.

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

For the fiscal year ended December 31, 2011, no report by Ernst & Young LLP on the Jazz Pharmaceuticals, Inc. financial statements contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2011 and the subsequent interim period through February 28, 2012, (i) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP’s satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

Prior to the Azur Merger, KPMG served as the statutory auditor and the independent registered public accounting firm of Azur Pharma. During the fiscal year ended December 31, 2011, and during the subsequent interim period through January 18, 2012, neither Jazz Pharmaceuticals, Inc. (as accounting acquirer and our predecessor) nor anyone acting on its behalf consulted KPMG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided or oral advice was provided that the new accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any other matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2013 (the “Form 10-K”):

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the Form 10-K.

2.	Index to Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Form 10-K on page F-41 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Asset Purchase Agreement, dated as of September 5, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals International II Limited, Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 15, 2012).

Exhibit Number	Description of Document

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500), for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. on July 7, 2009 (incorporated herein by reference to Exhibit 4.6 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.6A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

Exhibit Number	Description of Document

4.6B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.7	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.2†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.3†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.4	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.5	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.6†	Royalty Bearing License Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between the Health Protection Agency and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q/A (File No. 001-33500), as filed with the SEC on August 9, 2012).

10.7	Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., the Lenders and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

10.8	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

Exhibit Number	Description of Document

10.9	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.10	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.11	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.13	Surrender of Lease of 45 Fitzwilliam Square Dublin 2, dated November 9, 2012, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.13 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.14+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.17+	Noncompetition Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.18+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.19+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.20+	Offer Letter from Jazz Pharmaceuticals, Inc. to Suzanne Sawochka Hooper (incorporated herein by reference to Exhibit 10.19 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on May 8, 2012).

Exhibit Number	Description of Document

10.21+	Amendment to Employment Agreement by and between Jazz Pharmaceuticals plc and Seamus Mulligan (incorporated herein by reference to Exhibit 10.20 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on May 8, 2012).

10.22+	Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.23+	Amendment to Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.24+	Noncompetition Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.25A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.25B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.25C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.25D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.26A+	Jazz Pharmaceuticals plc 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.26B+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.26C+	Form of Letter, amending outstanding options granted under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.27A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

Exhibit Number	Description of Document

10.27B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.27C+	Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.27D+	Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.27E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.27F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.28A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.28B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.28C+	Form of Option Grant Notice and Form of Stock Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.28D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.28E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.28F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

Exhibit Number	Description of Document

10.28G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.28H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.29+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.30A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.30B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.31A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.31B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated by reference herein to Exhibit 10.4C in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on August 7, 2012).

10.32A+	Jazz Pharmaceuticals plc Cash Bonus Plan, (incorporated herein by reference to Exhibit 10.33 in the annual report on Form 10-K/A (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.32B+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (incorporated herein by reference to Exhibit 10.32B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.32C+	Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2013) (incorporated herein by reference to Exhibit 10.32C in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.33+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.34 in the annual report on Form 10-K/A (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.34+	Jazz Pharmaceuticals plc 2012 Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

10.35+	Jazz Pharmaceuticals plc 2012 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

24.1	Power of Attorney (included on the signature page to the Jazz Pharmaceuticals plc annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to 31.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.INS++	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.SCH++	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

Exhibit Number	Description of Document

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibit 32.1 accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2013	Jazz Pharmaceuticals Public Limited Company
(Registrant)

/s/ BRUCE C. COZADD
Bruce C. Cozadd Chairman and Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Asset Purchase Agreement, dated as of September 5, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals International II Limited, Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 15, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500), for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

Exhibit Number	Description of Document

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. on July 7, 2009 (incorporated herein by reference to Exhibit 4.6 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.6A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.6B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.7	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.2†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.3†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.4	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

Exhibit Number	Description of Document

10.5	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.6†	Royalty Bearing License Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between the Health Protection Agency and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q/A (File No. 001-33500), as filed with the SEC on August 9, 2012).

10.7	Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., the Lenders and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

10.8	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.9	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.10	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.11	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.12	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.13	Surrender of Lease of 45 Fitzwilliam Square Dublin 2, dated November 9, 2012, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.13 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.14+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

Exhibit Number	Description of Document

10.16+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.17+	Noncompetition Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.18+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.19+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.20+	Offer Letter from Jazz Pharmaceuticals, Inc. to Suzanne Sawochka Hooper (incorporated herein by reference to Exhibit 10.19 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on May 8, 2012).

10.21+	Amendment to Employment Agreement by and between Jazz Pharmaceuticals plc and Seamus Mulligan (incorporated herein by reference to Exhibit 10.20 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on May 8, 2012).

10.22+	Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.23+	Amendment to Employment Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.24+	Noncompetition Agreement by and between Fintan Keegan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.25A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.25B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.25C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.25D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

Exhibit Number	Description of Document

10.26A+	Jazz Pharmaceuticals plc 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.26B+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.26C+	Form of Letter, amending outstanding options granted under the Jazz Pharmaceuticals, Inc. 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.27A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.27B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.27C+	Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.27D+	Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.27E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.27F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.28A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.28B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.28C+	Form of Option Grant Notice and Form of Stock Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

Exhibit Number	Description of Document

10.28D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.28E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.28F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.28G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 7, 2012).

10.28H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.29+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.30A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.30B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.31A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.31B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated by reference herein to Exhibit 10.4C in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on August 7, 2012).

10.32A+	Jazz Pharmaceuticals plc Cash Bonus Plan, (incorporated herein by reference to Exhibit 10.33 in the annual report on Form 10-K/A (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.32B+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (incorporated herein by reference to Exhibit 10.32B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.32C+	Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2013) (incorporated herein by reference to Exhibit 10.32C in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

Exhibit Number	Description of Document

10.33+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.34 in the annual report on Form 10-K/A (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on April 27, 2012).

10.34+	Jazz Pharmaceuticals plc 2012 Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in the annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.35+	Jazz Pharmaceuticals plc 2012 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

24.1	Power of Attorney (included on the signature page to the Jazz Pharmaceuticals plc annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to 31.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.INS++	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.SCH++	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

Exhibit Number	Description of Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibit 32.1 accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.