Form 10-Q
period 2013-03-31
Jazz Pharmaceuticals plc
filed 2013-05-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2013, 58,850,434 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$450,511	$387,196
Accounts receivable, net	93,833	75,480
Inventories	22,830	26,525
Prepaid expenses	11,286	7,445
Deferred tax assets, net	47,517	35,813
Other current assets	21,395	19,113
Total current assets	647,372	551,572
Property and equipment, net	7,795	7,281
Intangible assets, net	835,003	869,952
Goodwill	436,355	442,600
Deferred tax assets, net, non-current	62,933	74,850
Deferred financing costs	15,686	16,576
Other long-term assets	4,546	3,662
Total assets	$2,009,690	$1,966,493
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,634	$15,887
Accrued liabilities	100,935	104,666
Current portion of long-term debt	32,656	29,688
Income taxes payable	37,803	39,884
Contingent consideration	39,300	—
Deferred tax liability, net	259	275
Deferred revenue	1,138	1,138
Total current liabilities	243,725	191,538
Deferred revenue, non-current	6,566	6,776
Long-term debt, less current portion	418,506	427,073
Contingent consideration, non-current	—	34,800
Deferred tax liability, net, non-current	169,176	178,393
Other non-current liabilities	9,817	6,621
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,168,633	1,151,010
Accumulated other comprehensive income	10,606	31,046
Accumulated deficit	(17,871)	(61,296)
Total shareholders’ equity	1,161,900	1,121,292
Total liabilities and shareholders’ equity	$2,009,690	$1,966,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product sales, net	$194,652	$101,452
Royalties and contract revenues	1,585	1,078
Total revenues	196,237	102,530
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	27,220	7,744
Selling, general and administrative	70,528	44,356
Research and development	10,747	3,959
Intangible asset amortization	19,555	10,732
Total operating expenses	128,050	66,791
Income from operations	68,187	35,739
Interest income (expense), net	(7,399)	13
Foreign currency gain	271	—
Income from continuing operations before income tax provision	61,059	35,752
Income tax provision	17,634	5,517
Income from continuing operations	43,425	30,235
Loss from discontinued operations	—	(2,554)
Net income	$43,425	$27,681
Basic income (loss) per ordinary share:
Income from continuing operations	$0.74	$0.56
Loss from discontinued operations	—	(0.05)
Net income	$0.74	$0.51
Diluted income (loss) per ordinary share:
Income from continuing operations	$0.71	$0.52
Loss from discontinued operations	—	(0.04)
Net income	$0.71	$0.48
Weighted-average ordinary shares used in per share computations:
Basic	58,358	53,923
Diluted	61,511	58,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$43,425	$27,681
Other comprehensive income (loss):
Foreign currency translation adjustments	(20,440)	—
Available-for-sale securities:
Net unrealized gain on available-for-sale securities, net of income taxes	—	34
Other comprehensive income (loss)	(20,440)	34
Total comprehensive income	$22,985	$27,715

Total comprehensive income arises from:
Continuing operations	$22,985	$30,269
Discontinued operations	—	(2,554)
Total comprehensive income	$22,985	$27,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$43,425	$27,681
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	19,555	13,513
Depreciation	575	186
Loss on disposal of property and equipment	40	—
Share-based compensation	8,757	3,281
Excess tax benefit from share-based compensation	(889)	(1,914)
Acquisition accounting inventory fair value step-up	1,545	2,369
Change in fair value of contingent consideration	4,500	—
Deferred income taxes	(3,874)	—
Provision for losses on accounts receivable and inventory	142	43
Other non-cash transactions	1,975	42
Changes in assets and liabilities:
Accounts receivable	(18,911)	(8,794)
Inventories	1,231	(101)
Prepaid expenses and other current assets	(6,272)	(2,217)
Other long-term assets	(999)	(298)
Accounts payable	16,158	4,649
Accrued liabilities	(2,660)	(6,539)
Income taxes payable	(1,397)	—
Deferred revenue	(207)	(285)
Other non-current liabilities	3,196	(1)
Liability under government settlement	—	(7,320)
Net cash provided by operating activities	65,890	24,295
Investing activities
Cash acquired from merger with Azur Pharma	—	81,751
Purchases of marketable securities	—	(30,628)
Proceeds from sale of marketable securities	—	15,082
Proceeds from maturities of marketable securities	—	17,838
Purchases of intangible assets	(1,300)	—
Purchases of property and equipment	(1,143)	(285)
Purchase of product rights	—	(1,250)
Net cash provided by (used in) investing activities	(2,443)	82,508
Financing activities
Proceeds from exercise of share options and warrants	9,609	5,160
Payment of employee withholding taxes related to share-based awards	(1,427)	(25,299)
Excess tax benefit from share-based compensation	889	1,914
Repayment of long-term debt	(5,938)	—
Net cash provided by (used in) financing activities	3,133	(18,225)
Effect of exchange rates on cash and cash equivalents	(3,265)	—
Net increase in cash and cash equivalents	63,315	88,578
Cash and cash equivalents, at beginning of period	387,196	82,076
Cash and cash equivalents, at end of period	$450,511	$170,654

The condensed consolidated statements of cash flows include the activities of discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
Jazz Pharmaceuticals plc, a public limited company formed under the laws of Ireland, is a specialty biopharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing innovative products that address unmet medical needs. Our strategy is to continue to create shareholder value by:

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
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012. All references to “EUSA Pharma” are references to EUSA Pharma Inc. and its consolidated subsidiaries prior to the effective time of the EUSA Acquisition on June 12, 2012.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the annual consolidated financial statements and accompanying notes of Jazz Pharmaceuticals plc included in its Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations of the acquired Azur Pharma and EUSA Pharma businesses, along with the estimated fair values of the assets acquired and liabilities assumed in each transaction, have been included in our condensed consolidated financial statements since the effective dates of the Azur Merger and the EUSA Acquisition, respectively.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our wholly-owned subsidiaries and intercompany transactions and balances have been eliminated.
Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem® (sodium oxybate) oral solution. Maintaining or increasing sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition, changed or increased regulatory restrictions, and continued acceptance of Xyrem as safe and effective by physicians and patients. Two abbreviated new drug applications, or ANDAs, have been filed with the United States Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem. We have sued both third parties for infringement of our patents, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we are continuing our work on various regulatory matters, including our work with the FDA on updated documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. The updated documents are intended to conform to current formatting requirements for risk evaluation and mitigation strategies, or REMS, required by law, as well as to make other updates to the program and its documentation. While we cannot predict the timing of finalization, or the final terms, of approved REMS documents for Xyrem, we expect that the FDA will require final REMS documents that will result in, or permit, modifications to aspects of the Xyrem Risk Management Program, which may include the ability to distribute Xyrem through more than one pharmacy. We also expect that the final REMS documents will include requirements that are not currently implemented in the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem.
In addition to risks related specifically to Xyrem, we are subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial needs; the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the United States and worldwide; the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals; the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors; and the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to hospitals, pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of March 31, 2013, five customers accounted for 81% of gross accounts receivable including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 60% of gross accounts receivable, and Accredo Health Group, Inc., or Accredo, which accounted for 9% of gross accounts receivable. As of December 31, 2012, five customers accounted for 78% of gross accounts receivable, including Express Scripts which accounted for 51% of gross accounts receivable and Accredo which accounted for 11% of gross accounts receivable.
We rely on single source suppliers for drug substance and single source manufacturing partners for each of our marketed products and product candidates.
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
Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding. Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations	$43,425	$30,235
Loss from discontinued operations	—	(2,554)
Net income	$43,425	$27,681
Denominator:
Weighted-average ordinary shares - basic	58,358	53,923
Dilutive effect of employee equity incentive and purchase plans	1,496	1,825
Dilutive effect of warrants	1,657	2,336
Weighted-average ordinary shares - diluted	61,511	58,084

Basic income (loss) per ordinary share:
Income from continuing operations	$0.74	$0.56
Loss from discontinued operations	—	(0.05)
Net income	$0.74	$0.51
Diluted income (loss) per ordinary share:
Income from continuing operations	$0.71	$0.52
Loss from discontinued operations	—	(0.04)
Net income	$0.71	$0.48
Potentially dilutive ordinary shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options, the assumed vesting of outstanding restricted stock units, or RSUs, and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase ordinary shares and RSUs	2,352	498
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," or ASU No. 2013-05. The objective of ASU No. 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 will be effective for us beginning January 1, 2014. We do not anticipate that the adoption of this standard will have a material impact on our results of operations or financial position, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

2. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$4,989	$9,179
Work in process	1,081	1,210
Finished goods	16,760	16,136
Total inventories	$22,830	$26,525
As of March 31, 2013 and December 31, 2012, the fair value of inventories acquired included a step-up in the value of inventories of $2.4 million and $4.0 million, respectively.

3. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$422,742	$—	$—	$422,742	$422,742	$—
Money market funds	27,769	—	—	27,769	27,769	—
Totals	$450,511	$—	$—	$450,511	$450,511	$—

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$343,548	$—	$—	$343,548	$343,548	$—
Money market funds	43,648	—	—	43,648	43,648	—
Totals	$387,196	$—	$—	$387,196	$387,196	$—
Cash equivalents are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest (expense) income, net in the condensed consolidated statements of income. All available-for-sale securities held as of March 31, 2013 and December 31, 2012 were cash equivalents.
The following table summarizes, by major security type, our available-for-sale securities and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2013			December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$27,769	$—	$27,769	$43,648	$—	$43,648
Liabilities:
Contingent consideration	$—	$39,300	$39,300	$—	$34,800	$34,800

As of March 31, 2013 and December 31, 2012, our available-for-sale securities included money market funds and their carrying values were approximately equal to their fair values. There were no transfers between the different levels of the fair value hierarchy in 2013 or in 2012.

As part of the EUSA Acquisition, we agreed to make an additional contingent payment of $50.0 million in cash if Erwinaze® (asparaginase Erwinia chrysanthemi) achieves U.S. net sales of $124.5 million or greater in 2013. The fair value measurement of this contingent consideration obligation is determined using unobservable Level 3 inputs. These inputs include the probability of 2013 U.S. net sales of Erwinaze equaling or exceeding the $124.5 million threshold and the discount rate. A significant increase or decrease in the estimated probability of meeting the milestone threshold would result in a significantly higher or lower fair value measurement, respectively. The range of the estimated contingent payment is from zero if 2013 U.S. net sales of Erwinaze are less than $124.5 million to $50.0 million if 2013 U.S. net sales of Erwinaze equal or exceed $124.5 million.
The change in fair value of the contingent consideration payable was estimated as follows (in thousands):

Level 3
Balance at December 31, 2012	$34,800
Fair value adjustment recorded within selling, general and administrative expenses	4,500
Balance at March 31, 2013	$39,300
In 2013, the fair value adjustment reflects a change in the estimated probability of meeting the milestone threshold and the impact of discounting as a result of the passage of time.
As of March 31, 2013, the estimated fair value of our $475.0 million term loan was $463.5 million and the carrying amount was $451.2 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our term loan (Level 2).

4. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Computer software	$4,334	$4,292
Leasehold improvements	3,980	3,899
Computer equipment	3,800	3,687
Furniture and fixtures	1,934	1,953
Construction-in-progress	1,982	1,135
Machinery and equipment	94	94
Subtotal	16,124	15,060
Less accumulated depreciation and amortization	(8,329)	(7,779)
Property and equipment, net	$7,795	$7,281
Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Rebates and other sales deductions	$33,252	$29,235
Sales returns reserve	26,794	26,385
Employee compensation and benefits	18,087	24,900
Royalties	2,928	3,271
Professional fees	3,701	2,163
Other	16,173	18,712
Total accrued liabilities	$100,935	$104,666

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2012	$442,600
Foreign exchange	(6,245)
Balance at March 31, 2013	$436,355
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2013				December 31, 2012
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.1	$916,321	$(115,867)	$800,454	$930,834	$(97,578)	$833,256
Trademarks	1.8	2,600	(2,122)	478	2,600	(2,054)	546
Total finite-lived intangible assets		918,921	(117,989)	800,932	933,434	(99,632)	833,802
Acquired IPR&D assets		34,071	—	34,071	36,150	—	36,150
Total intangible assets		$952,992	$(117,989)	$835,003	$969,584	$(99,632)	$869,952
Based on finite-lived intangible assets recorded as of March 31, 2013, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2013 (remainder)	$57,789
2014	76,859
2015	70,821
2016	66,491
2017	66,399
Thereafter	462,573
Total	$800,932

6. Commitments and Contingencies
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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2013 and December 31, 2012. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at March 31, 2013 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2013 (remainder)	$4,920
2014	5,832
2015	5,323
2016	4,126
2017	2,587
Thereafter	154
Total	$22,942
In April 2013, we entered into a new operating lease agreement for additional office space in Palo Alto for a term of three years with an option to extend for one additional year. We are obligated to make lease payments totaling $6.9 million from April 2013 through April 2016. These lease payments are not included in the above table.
As of March 31, 2013, we had $55.1 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Two additional method of use patents covering the distribution system for Xyrem were issued in December 2010 and February 2011, respectively, and were listed in the Orange Book, and we filed lawsuits against Roxane in February 2011 and again in May 2011 to include these additional patents in the litigation in response to Roxane’s Paragraph IV Certifications against each of these patents, and also to include another issued patent in the litigation which is not listed in the Orange Book. These additional lawsuits were subsequently consolidated with the action filed on November 22, 2010. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of the patents at issue in a lawsuit, and the District Court issued a Markman order construing the claims of the patents then involved in the litigation in September 2012. Two new patents, one covering a formulation of Xyrem and the other covering use of Xyrem for treatment of narcolepsy (Patent Nos. 8,263,650 and 8,324,275), or the ’650 patent and the ’275 patent, were issued in September 2012 and December 2012, respectively, and were listed in the Orange Book. In October 2012, we filed a new lawsuit in the District Court against Roxane in response to Roxane’s Paragraph IV Certification against the ’650 patent, or the ’650 case, and in December 2012, we filed a lawsuit in the District Court against Roxane alleging infringement of the ’275 patent, or the ’275 case. In April 2013, the District Court issued an order consolidating the three lawsuits and an order scheduling discovery and other deadlines for the consolidated case. Under the scheduling order, fact discovery concerning the ’650 and ’275 patents will remain open until September 2013, with Markman briefing concerning the ’650 and ’275 patents scheduled to occur between July and October 2013. Expert discovery involving all ten of the patents involved in the consolidated case is scheduled to begin following the issuance of any Markman order, and is expected to last approximately five and a half months. Although no trial date for the consolidated case has been scheduled, based on the scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired.

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
FazaClo ANDA Matters: Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008, against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the suit. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the reexamination proceedings, or when the stays will be lifted.
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

7. Shareholders’ Equity
The following table presents a summary of ordinary shares issued and related cash proceeds and payments (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Cash	Shares	Cash
Azur Merger	—	$—	12,360	$—
Employee withholding taxes related to share-based awards (1)	—	(1,427)	—	(25,299)
Exercises of share options and warrants and vested RSUs	826	9,609	1,722	5,160
Directors’ deferred compensation plan	—	—	29	—
Totals	826	$8,182	14,111	$(20,139)
 ____________________

(1)
During the three months ended March 31, 2013, we paid $1.4 million of income tax withholdings on behalf of employees related to the net share settlement of vested RSUs. During the three months ended March 31, 2012, we paid $25.3 million of income tax withholdings on behalf of certain employees of Jazz Pharmaceuticals, Inc. related to the net share settlement of exercised share options in connection with the Azur Merger. The income tax withholdings paid were recorded as a reduction to additional paid-in capital.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$31,046	$31,046
Other comprehensive loss	(20,440)	(20,440)
Balance at March 31, 2013	$10,606	$10,606

During the three months ended March 31, 2013, other comprehensive loss reflects foreign currency translation adjustments which are primarily due to the strengthening of the U.S. dollar against the Euro.

8. Share-Based Compensation
Share-based compensation expense related to share options, RSUs, ordinary shares credited to the directors’ phantom share accounts and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative	$7,005	$2,405
Research and development	1,043	515
Cost of product sales	709	361
Total share-based compensation expense, pre-tax	8,757	3,281
Tax benefit from share-based compensation expense	(2,853)	—
Total share-based compensation expense, net of tax	$5,904	$3,281
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2013	2012
Shares underlying options granted (in thousands)	1,011	825
Grant date fair value	$27.75	$27.89
Black-Scholes option pricing model assumption information:
Volatility	59%	63%
Expected term (years)	4.4	5.2
Range of risk-free rates	0.6-0.7%	1.0%
Expected dividend yield	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2013	2012
RSUs granted (in thousands)	447	405
Grant date fair value	$58.93	$51.83
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as expense ratably over the vesting period of four years.
As of March 31, 2013, compensation cost not yet recognized related to unvested share options and RSUs was $63.2 million and $48.0 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 3.4 years, respectively.

9. Related Party Transactions
In March 2013, we entered into an underwriting agreement with an underwriter and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriter 5.4 million of our ordinary shares, resulting in aggregate gross proceeds to the selling shareholders of approximately $314.4 million, before deducting underwriting discounts, commissions and other offering expenses. The selling shareholders included entities affiliated with certain members of our board of directors and one of our directors. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering and, consistent with our obligations under existing registration rights agreements, we paid expenses of approximately $0.5 million in connection with this offering.

10. Segment and Other Information
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

	Three Months Ended March 31,
	2013	2012
Xyrem® (sodium oxybate) oral solution	$117,526	$73,437
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	41,816	—
Prialt® (ziconotide) intrathecal infusion	4,986	9,522
Psychiatry	17,650	17,698
Other	12,674	795
Product sales, net	194,652	101,452
Royalties and contract revenues	1,585	1,078
Total revenues	$196,237	$102,530
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$176,911	$96,270
Europe	14,362	5,914
All other	4,964	346
Total revenues	$196,237	$102,530
The following table presents a summary of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2013	2012
Express Scripts	60%	67%
Accredo	17%	—%

The following table presents total long-lived assets by location (in thousands):

	March 31, 2013	December 31, 2012
Ireland	$2,554	$2,437
United States	4,884	4,451
Other	357	393
Total long-lived assets (1)	$7,795	$7,281
_________________________

(1)	Long-lived assets consist of property and equipment.

11. Restructuring
In June 2012, we initiated a restructuring plan to re-align certain support functions across the company following the Azur Merger and the EUSA Acquisition. In connection with this restructuring, we incur costs of severance for terminated employees as well as retention bonus costs for certain employees retained to assist with the transition process, which is estimated to be completed by the second quarter of 2013. The one-time termination benefits are being recorded over the remaining service period where employees are required to stay through their termination date to receive the benefits. During the three months ended March 31, 2013, we recorded $0.9 million of costs related to these one-time termination benefits, which are recorded within selling, general and administrative expenses in our condensed consolidated statements of income. We expect to incur approximately $0.1 million in additional one-time termination benefit costs in connection with this plan. There were no restructuring activities during the three months ended March 31, 2012.
The following table summarizes the amounts related to one-time termination benefits for the three months ended March 31, 2013 (in thousands):

Total Termination Benefits
Balance at December 31, 2012	$1,227
Costs incurred during the period	949
Cash payments	(714)
Balance at March 31, 2013	$1,462
The balance for termination benefits at March 31, 2013 is included within accrued liabilities in our condensed consolidated balance sheet.

12. Discontinued Operations
In 2012, we sold the women’s health business, a component of the acquired Azur Pharma business, to Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl, or collectively, Meda. As part of the transaction, Meda purchased six women’s health products from us and offered positions to approximately 60 of our employees who directly supported the women’s health business.
Net revenue and loss from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2012
Product sales, net	$5,884

Loss from discontinued operations (1)	$(2,554)
____________________

(1)	There was no income tax on the loss from discontinued operations.

13. Income Taxes
Our income tax provision was $17.6 million for the three months ended March 31, 2013 compared to $5.5 million for the same period in 2012. Our effective tax rate from continuing operations was 28.9% for the three months ended March 31, 2013 compared to 15.4% for the same period in 2012. The increase in the effective tax rate was primarily due to a higher level of profits subject to U.S. federal and state income taxes in 2013, the release of a valuation allowance against substantially all of our U.S federal and state deferred tax assets in the fourth quarter of 2012 and a provision for income taxes on operations we acquired as part of the EUSA Acquisition. The effective tax rate for 2013 is higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, certain uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes, partially offset by benefits from certain originating income tax credits. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Our deferred tax assets are composed primarily of U.S. federal and state net operating loss carryforwards and tax credit carryforwards, foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain U.S. state and foreign deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in Ireland, in the U.S. (both at the federal level and in various state jurisdictions) and in certain other foreign jurisdictions, all of which typically have three to four tax years open at any point in time. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. We are currently under examination by the French tax authorities for fiscal years 2010 and 2011. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change within the next 12 months.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger on January 18, 2012. All references to “EUSA Pharma” are references to EUSA Pharma Inc. and its consolidated subsidiaries prior to the effective time of the EUSA Acquisition on June 12, 2012.
Overview
We are a specialty biopharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing innovative products that address unmet medical needs. Our strategy is to continue to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying new growth opportunities;

•	Acquiring additional marketed specialty products or products close to regulatory approval to leverage our existing expertise and infrastructure; and

•	Pursuing targeted development of a pipeline of post-discovery specialty product candidates.
We have made substantial progress in the execution of our strategy. Sales of our lead product, Xyrem® (sodium oxybate) oral solution, increased 60% in the three months ended March 31, 2013 compared to the same period in 2012. Sales of Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside the United States, a product added to our portfolio as a result of the EUSA Acquisition, increased 27% in the three months ended March 31, 2013 compared to the same period in 2012 on a pro forma basis. Through the Azur Merger and the EUSA Acquisition, we significantly increased the number of products that we market and added products in therapeutic areas that were new to us, such as oncology and pain. We also enhanced our commercial platform, adding EUSA Pharma’s specialty commercial infrastructure in the United States and Europe and its international distribution network to our existing U.S. specialty product platform.
Our marketed products address medical needs in the following therapeutic areas and include the following products:
Narcolepsy: Xyrem, the only product approved by the FDA for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy;
Oncology: Erwinaze/Erwinase, a treatment for patients with acute lymphoblastic leukemia, or ALL, who have developed sensitivity to E. coli-derived asparaginase, and other products, including products for oncology supportive care;
Pain: Prialt® (ziconotide) intrathecal infusion, the only non-opioid intrathecal analgesic indicated for the management of severe chronic pain for patients who are intolerant of or refractory to other treatments; and
Psychiatry & Other: A portfolio of products, including FazaClo® (clozapine, USP) LD and FazaClo HD, orally disintegrating clozapine tablets indicated for treatment-resistant schizophrenia, and Luvox CR® (fluvoxamine maleate) Extended-Release Capsules marketed for the treatment of obsessive compulsive disorder. A generic version of Luvox CR was launched by Par Pharmaceutical Companies, Inc. in March 2013 and we have stopped marketing the product. In addition, in February 2013 the FDA approved a new drug application for VersaclozTM (clozapine, USP) oral suspension for treatment-resistant schizophrenia, which we have exclusive rights to market in the United States. We expect to launch Versacloz in the second half of 2013.
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

Our worldwide footprint includes headquarters in Dublin, Ireland and multiple offices in the United States, the United Kingdom and other countries in Europe, with approximately 640 employees in eleven countries. We intend that our operations will function as a platform for further growth, leveraging our commercial, medical and scientific experience to seek to maximize the potential of our existing products and expand our product portfolio through a combination of internal development, acquisition and in-licensing.
In 2013, we continue to focus on executing our business strategy. In the three months ended March 31, 2013, our total net product sales increased by 92% compared to the same period in 2012. We expect total product sales will increase in 2013 over 2012 primarily due to growth in sales of Xyrem and Erwinaze/Erwinase.
Our development pipeline projects currently include line extensions for existing products, the generation of additional clinical data for existing products and clinical development of new product candidates. These projects include two clinical trials involving Erwinaze: an ongoing clinical trial evaluating the intravenous administration of Erwinaze in North America; and a planned clinical trial to further evaluate the use of Erwinaze in adolescents and young adults with ALL who are hypersensitive to E. coli-derived asparaginase, which is expected to begin in the second half of 2013. In addition, we are developing two clinical product candidates, including a Phase I clinical trial in Europe of Asparec® (mPEG-r-crisantaspase), a pegylated recombinant Erwinia asparaginase being developed for the treatment of patients with ALL with E. coli asparaginase hypersensitivity; and a Phase III clinical trial in Europe of Leukotac® (inolimomab), an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute graft vs. host disease. We submitted an investigational new drug application, or IND, to conduct studies relating to Asparec to the FDA in November 2012, and received FDA confirmation in December 2012 that we may proceed with the initial clinical study. We obtained a worldwide exclusive license for JZP-386 (formerly known as C-10323), a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, from Concert Pharmaceuticals, Inc. in February 2013. Pre-clinical research and development work has been initiated on JZP-386 for potential use in patients with narcolepsy. We plan to submit an IND to the FDA in 2013 to conduct studies related to JZP-386. We expect that research and development expenses will be higher in 2013 compared to 2012 due to an expected increase in development activities and due to the inclusion of a full year of expense from the acquired Azur Pharma and EUSA Pharma businesses.
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy. For example, while we now have a more diversified product portfolio than in the past, our financial results remain significantly influenced by sales of Xyrem, which accounted for 60% of our net product sales in the three months ended March 31, 2013 and 65% for the year ended December 31, 2012. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, there are two ANDAs submitted to the FDA by third parties seeking to market generic versions of Xyrem. We have sued both third parties for infringement of our patents, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, we are continuing our work on various regulatory matters, including our work with the FDA on updated documents that we have submitted to the FDA on our Xyrem Risk Management Program. The updated documents are intended to conform to current formatting requirements for REMS required by law, as well as to make other updates to the program and its documentation. While we cannot predict the timing of finalization, or the final terms, of approved REMS documents for Xyrem, we expect that the FDA will require final REMS documents that will result in, or permit, modifications to aspects of the Xyrem Risk Management Program, which may include the ability to distribute Xyrem through more than one pharmacy. We also expect that the final REMS documents will include requirements that are not currently implemented in the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem.
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

•
delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial needs;

•
the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the United States and worldwide;

•
the ongoing regulation and oversight by the FDA, the DEA and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals;

•	the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors; and

•	the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval.
All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following discussions of our results of continuing operations exclude the results related to the women’s health business sold in 2012 (see “Loss from Discontinued Operations” below for more information). This business has been segregated from continuing operations and reflected as a discontinued operation. The following table presents revenues and expenses from continuing operations for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31,		Increase/
	2013	2012 (1)	(Decrease)
Product sales, net	$194,652	$101,452	92%
Royalties and contract revenues	1,585	1,078	47%
Cost of product sales (excluding amortization of acquired developed technologies)	27,220	7,744	251%
Selling, general and administrative	70,528	44,356	59%
Research and development	10,747	3,959	171%
Intangible asset amortization	19,555	10,732	82%
Interest income (expense), net	(7,399)	13	N/A(2)
Foreign currency gain	271	—	N/A(2)
Income tax provision	17,634	5,517	220%
 _________________________

(1)	Our financial results include the financial results of the historic Azur Pharma business since the completion of the Azur Merger on January 18, 2012.

(2)	Comparison to prior period is not meaningful.

Product Sales, Net
The following table presents product sales for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)
Xyrem	$117,526	$73,437	60%
Erwinaze/Erwinase	41,816	—	N/A(1)
Prialt	4,986	9,522	(48)%
Psychiatry	17,650	17,698	—%
Other	12,674	795	N/A(1)
Product sales, net	194,652	101,452	92%
Royalties and contract revenues	1,585	1,078	47%
Total revenues	$196,237	$102,530	91%
_________________________

(1)	Comparison to prior period is not meaningful.
Xyrem product sales increased in the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a higher average net selling price in the 2013 period, and to a lesser extent, increases in sales volume.  Price increases were instituted in 2012 and February 2013 based on market analysis. Sales volumes increased by 15% in the three months ended March 31, 2013 compared to the same period in 2012. The sales volume increase was driven by an increase in the average number of patients on Xyrem and by a greater number of Xyrem patients who refilled their Xyrem prescriptions on schedule and who remained on therapy, which we believe resulted from our efforts to increase physician knowledge about Xyrem and to improve patient support services. The sales volume increase was also impacted by our dedicated Xyrem sales force which increased physician awareness of narcolepsy and its diagnosis and, more recently, by a higher number of prescriptions from new or previously infrequent physician prescribers who treat narcolepsy. Sales of Erwinaze/Erwinase were $41.8 million in the three months ended March 31, 2013, an increase of 27% compared to the same period in 2012 on a pro forma basis, primarily due to increases in sales volume. We acquired Erwinaze/Erwinase in the EUSA Acquisition in June 2012. Prialt product sales decreased by $4.5 million compared to the same period in 2012, primarily due to sales of $4.6 million to Eisai Co. Limited for distribution and sale of Prialt in Europe under a supply agreement in the three months ended March 31, 2012, but not in the same period in 2013. Psychiatry product sales decreased slightly in the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the launch of a generic version of Luvox CR in March 2013. We expect total product sales will increase in 2013 over 2012 primarily due to growth in sales of Xyrem and Erwinaze/Erwinase, partially offset by decreases in sales of some of our other products. Achievement of increased product sales is subject to various risks, including the risk that we experience supply shortages for Erwinaze and are unable to meet product demand. See the discussion regarding Erwinaze supply issues in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2013 compared to the same period in 2012 due to royalties from the acquired EUSA Pharma business. We expect royalty and contract revenue to increase slightly in 2013 as compared to 2012 primarily due to the inclusion of a full year of royalties from the acquired EUSA Pharma business.

Cost of Product Sales
Cost of product sales increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased sales. Gross margin as a percentage of net product sales was 86.0% in the three months ended March 31, 2013 compared to 92.4% for the same period in 2012. The decrease in our gross margin percentage was primarily due to a change in product mix with lower gross margins earned on products acquired in 2012. We expect our gross margin percentage to increase slightly in 2013 compared to 2012 primarily driven by a decrease in the amount of acquisition accounting inventory fair value step-up adjustments and also the different product mix in 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were higher in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in salary and benefit related expenses (including share-based compensation) of $14.8 million driven primarily by increased headcount from the EUSA Acquisition and the expansion of our business. In addition, we recorded a charge of $4.5 million in the three months ended March 31, 2013 related to the change in fair value of the contingent consideration payable. Sales and promotional expenses increased by $3.2 million and travel, facility and maintenance expenses increased by $3.0 million in the three months ended March 31, 2013 compared to the same period in 2012. Transaction, integration and restructuring expenses decreased by $4.1 million in the three months ended March 31, 2013 compared to the same period in 2012. We expect that selling, general and administrative expenses will be higher in 2013 than in 2012 due to the inclusion of a full year of expense with respect to the acquired EUSA Pharma business, increased headcount to support our larger, global organization and an increase in direct marketing spend on key products.
Research and Development Expenses
Research and development expenses consist primarily of personnel expenses, costs related to clinical studies and outside services, and other research and development costs. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Clinical study and outside services costs relate primarily to clinical studies performed by clinical research organizations, materials and supplies, and other third-party fees. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of what development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects in a manner that we believe will best support the future growth of our business.
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Personnel expenses	$4,470	$2,302
Clinical studies and outside services	5,507	1,358
Other	770	299
Total	$10,747	$3,959
Research and development expenses increased by $6.8 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased clinical studies and outside services costs including upfront license fees of $4.0 million, and, to a lesser extent, costs incurred to develop new product candidates that we acquired in the EUSA Acquisition and the Azur Merger. In addition, personnel expenses increased by $2.2 million in the three months ended March 31, 2013 compared to the same period in 2012.
A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this report.
Intangible Asset Amortization
We acquired finite-lived intangible assets in connection with the Azur Merger and the EUSA Acquisition that are expected to be amortized over their useful economic lives of two to 15 years. The increase in the amortization expense in the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to amortization relating to the intangible assets acquired in the EUSA Acquisition. We expect amortization expense in 2013 to increase substantially from 2012 due to the inclusion of a full year of amortization expense related to the intangible assets we acquired in the EUSA Acquisition.
Interest Income (Expense), Net
Interest expense in the three months ended March 31, 2013 resulted from the term loan we obtained under a credit agreement in June 2012. As of March 31, 2013, $457.2 million principal amount was outstanding on our term loan and the interest rate on the term loan was 5.25%. We expect interest expense in 2013 to increase significantly from 2012 due to a higher average debt balance.
Foreign Currency Gain
Foreign currency gain in the three months ended March 31, 2013 related to the translation of foreign currency net monetary assets, including intercompany balances.
Income Tax Provision
Our income tax provision was $17.6 million for the three months ended March 31, 2013 compared to $5.5 million for the same period in 2012. Our effective tax rate from continuing operations was 28.9% for the three months ended March 31, 2013 compared to 15.4% for the same period in 2012. The increase in the effective tax rate was primarily due to a higher level of profits subject to U.S. federal and state income taxes in 2013, the release of a valuation allowance against substantially all of our U.S federal and state deferred tax assets in the fourth quarter of 2012 and a provision for income taxes on operations we acquired as part of the EUSA Acquisition. The effective tax rate for 2013 is higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, certain uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes, partially offset by benefits from certain originating income tax credits. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Loss from Discontinued Operations
In 2012, we sold our women’s health business. Net revenue and loss from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2012
Product sales, net	$5,884

Loss from discontinued operations (1)	$(2,554)
_________________________

(1)	There was no income tax on the loss from discontinued operations.

Non-GAAP Financial Measures
To supplement our financial results presented on a GAAP basis, we use certain non-GAAP adjusted financial measures as shown in the table and footnotes below. We believe that these non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us during 2012. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP measures. In addition, we believe that the use of these non-GAAP measures enhances the ability of investors to compare our results from period to period. The adjusted financial measures, as used by us in this report, may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income measures exclude from continuing operations intangible asset amortization, share-based compensation expense, acquisition accounting inventory fair value step-up adjustments, transaction and integration costs, restructuring charges, change in fair value of contingent consideration, upfront license fees, depreciation and other non-cash expense, and adjust the income tax provision to the estimated amount of taxes payable in cash.

A reconciliation of GAAP income from continuing operations to adjusted net income, a non-GAAP financial measure, and related per share amounts is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
GAAP income from continuing operations	$43,425	$30,235
Intangible asset amortization	19,555	10,732
Share-based compensation expense	8,757	3,281
Acquisition accounting inventory fair value step-up	1,545	1,308
Transaction and integration costs	1,022	6,095
Restructuring charges	949	—
Change in fair value of contingent consideration	4,500	—
Upfront license fees	4,000	—
Depreciation	575	—
Other non-cash expense	1,229	42
Income tax adjustments (1)	(1,132)	—
Adjusted net income (2)	$84,425	$51,693

GAAP income from continuing operations per diluted share	$0.71	$0.52
Adjusted net income per diluted share (2)	$1.37	$0.89
Shares used in computing GAAP income from continuing operations and adjusted net income per diluted share amounts	61,511	58,084
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(2)	Adjusted net income and adjusted net income per diluted share as used in this report exclude the impact of discontinued operations.

Liquidity and Capital Resources
As of March 31, 2013, we had cash and cash equivalents of $450.5 million and borrowing availability under the revolving credit facility of $100.0 million. We generated cash flows from operations of $65.9 million during the three months ended March 31, 2013, and we expect to continue to generate positive cash flow from operations. We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future, including our obligations under the credit agreement and a potential contingent payment of $50.0 million which we agreed to in connection with the EUSA Acquisition if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
As of March 31, 2013, $457.2 million principal amount was outstanding on our term loan, which is repayable in quarterly installments. As of March 31, 2013, the interest rate on the term loan was 5.25%. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. We are required to make mandatory prepayments of borrowings under the term loan (without payment of a premium) with net cash proceeds from certain non-ordinary course asset sales, issuances of debt (other than certain permitted debt) and casualty proceeds and condemnation awards; and, beginning with the fiscal year ending December 31, 2013, with 50% of our excess cash flow, as defined in the credit agreement (subject to increase to 75% if our secured leverage ratio exceeds 2.25 to 1.0, or decrease to 25% or 0% if our secured leverage ratio is equal to or less than 1.25 to 1.0 or 0.75 to 1.0, respectively). We may make voluntary prepayments of principal without premium or penalty, except that a 1% premium would apply to a repayment via a repricing of the loan under the term loan effected on or prior to June 12, 2013.
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
To continue to grow our business over the longer term, we will need to commit substantial resources to one or more of product acquisition and in-licensing, product development and clinical trials of product candidates, and expanding our commercial operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Accordingly, we may seek to raise additional funds to license or acquire additional products, product candidates or companies or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under our credit agreement could be required for certain potential financings.
We may also use our available cash resources to fund repurchases of our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions.  In May 2013, our board of directors authorized the use of up to $200 million for a share repurchase program.  The timing and amount of repurchases will depend on a variety of factors, including the price of the our ordinary shares, alternative investment opportunities, restrictions under the existing credit agreement, corporate and regulatory requirements and market conditions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$65,890	$24,295
Net cash provided by (used in) investing activities	(2,443)	82,508
Net cash provided by (used in) financing activities	3,133	(18,225)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,265)	—
Net increase in cash and cash equivalents	$63,315	$88,578
Net cash from operating activities increased by $41.6 million in 2013 primarily due to an increase in net income of $15.7 million, adjustments for non-cash items primarily related to intangible asset amortization and share-based compensation, and changes in working capital.
Net cash from investing activities in 2012 primarily related to cash received in connection with the Azur Merger.
Net cash from financing activities in 2013 primarily related to proceeds from exercises of share options and warrants of $9.6 million partially offset by the principal repayment of our long-term debt of $5.9 million. Net cash used in financing activities in 2012 primarily related to payments totaling $25.3 million of income tax withholdings on behalf of certain employees related to the net share settlement of exercised share options in connection with the Azur Merger partially offset by proceeds from exercise of share options and warrant exercises of $5.2 million.

Contractual Obligations
The table below presents a summary of our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan—principal	$457,188	$32,656	$92,031	$136,563	$195,938
Term loan—interest (2)	96,373	23,877	41,102	29,280	2,114
Purchase obligations (3)	57,047	55,087	400	400	1,160
Operating lease obligations (4)	22,942	6,248	11,046	5,648	—
Revolving credit facility (5)	2,131	507	1,015	609	—
Contingent consideration obligation (6)	50,000	50,000	—	—	—
Total	$685,681	$168,375	$145,594	$172,500	$199,212
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development and license agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Potential future milestone payments to third parties under these agreements could be up to an aggregate of $284 million, of which up to $120 million will become due and payable to Elan in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
In June 2012, we entered into a credit agreement that provides for a term loan in an aggregate principal amount of $475.0 million, which matures in June 2018, and a $100.0 million revolving credit facility, which matures in June 2017. In June 2012, we borrowed $475.0 million under the term loan, and we have repaid principal of $17.8 million as of March 31, 2013. The interest rate was 5.25% at March 31, 2013, which we used to estimate interest owed on the term loan until the final maturity date.

(3)	Consists primarily of non-cancelable commitments to third party manufacturers.

(4)
Includes the minimum lease payments for our office buildings and automobile lease payments for our sales force. In April 2013, we entered into a new operating lease agreement for additional office space in Palo Alto for a term of three years with an option to extend for one additional year. We are obligated to make lease payments totaling $6.9 million from April 2013 through April 2016 which are not included in the above table.

(5)
The revolving credit facility described in note (2) has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.50% and assumed undrawn amounts of $100.0 million to estimate commitment fees owed. No amount was borrowed under the revolving credit facility as of March 31, 2013.

(6)
This amount represents a contingent payment of $50.0 million that we agreed to make if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The amount set forth in the table has not been probability adjusted or discounted. The fair value of this contingent consideration as of March 31, 2013 was $39.3 million and was recorded as a current liability on our condensed consolidated balance sheet.

No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next 12 months.

Critical Accounting Estimates
To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in determining the amounts to be deducted from gross revenues, in particular estimates of government rebates, which include Medicaid and TRICARE rebates, and estimated product returns. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, income taxes, contingent consideration and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
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
Changes in Internal Control over Financial Reporting. Management determined that, as of March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the United States Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem® (sodium oxybate) oral solution. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Two additional method of use patents covering the distribution system for Xyrem were issued in December 2010 and February 2011, respectively, and were listed in the Orange Book, and we filed lawsuits against Roxane in February 2011 and again in May 2011 to include these additional patents in the litigation in response to Roxane’s Paragraph IV Certifications against each of these patents, and also to include another issued patent in the litigation which is not listed in the Orange Book. These additional lawsuits were subsequently consolidated with the action filed on November 22, 2010. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of the patents at issue in a lawsuit, and the District Court issued a Markman order construing the claims of the patents then involved in the litigation in September 2012. Two new patents, one covering a formulation of Xyrem and the other covering use of Xyrem for treatment of narcolepsy (Patent Nos. 8,263,650 and 8,324,275), or the ’650 patent and the ’275 patent, were issued in September 2012 and December 2012, respectively, and were listed in the Orange Book. In October 2012, we filed a new lawsuit in the District Court against Roxane in response to Roxane’s Paragraph IV Certification against the ’650 patent, or the ’650 case, and in December 2012, we filed a lawsuit in the District Court against Roxane alleging infringement of the ’275 patent, or the ’275 case. In April 2013, the District Court issued an order consolidating the three lawsuits and an order scheduling discovery and other deadlines for the consolidated case. Under the scheduling order, fact discovery concerning the ’650 and ’275 patents will remain open until September 2013, with Markman briefing concerning the ’650 and ’275 patents scheduled to occur between July and October 2013. Expert discovery involving all ten of the patents involved in the consolidated case is scheduled to begin following the issuance of any Markman order, and is expected to last approximately five and a half months. Although no trial date for the consolidated case has been scheduled, based on the scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired.
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
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008, against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the suit. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the reexamination proceedings, or when the stays will be lifted.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 60% of our net product sales for the three months ended March 31, 2013 and 65% of our net product sales for the year ended December 31, 2012. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2010 to 2011 and from 2011 to 2012, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2013, and we cannot assure you that price adjustments we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem;

•
changed or increased regulatory restrictions, including changes to our risk management program and the terms of the final risk evaluation and mitigation strategy, or REMS, documents, for Xyrem, or regulatory actions by the FDA as a result of, or related to the matters raised in, the warning letter we received from the FDA in October 2011 or the Form FDA 483 we received in May 2012, as discussed in more detail in the risk factors below;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or the DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•	the availability of reimbursement from third party payors;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	continued acceptance of Xyrem as safe and effective by physicians and patients, even in the face of negative publicity that surfaces from time to time; and

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem.
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
If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, two third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem. If one or more companies receive FDA approval of an ANDA, it is possible that such company or companies could introduce generic versions of Xyrem before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide to launch generic versions of Xyrem before applicable ongoing patent litigation is concluded at risk of potentially being held liable for damages for patent infringement.
On October 18, 2010, we received notice from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem before expiration of the Orange-Book-listed patents relating to Xyrem. On December 10, 2012, we received notice from Amneal that Amneal has submitted an ANDA to the FDA seeking regulatory approval to market a generic version of Xyrem before expiration of the Orange-Book-listed patents relating to Xyrem. We have sued both Roxane and Amneal seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If an ANDA is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. In April 2013, the District Court issued an order consolidating our three lawsuits against Roxane and an order scheduling discovery and other deadlines for the consolidated case. Although no trial date for the consolidated case has been scheduled, based on the scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. With the expiration of the 30-month stay, if Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are evaluating the FDA’s responses to both Citizen Petitions and potential further actions that we may take with respect to the issues raised in, and the FDA’s denials of, the Citizen Petitions. The FDA’s denial of the Citizen Petitions does not have a direct impact on the merits of our ongoing lawsuits with Roxane and Amneal.  However, we cannot predict the effect of the denial of either of our Citizen Petitions, or the FDA’s stated positions in its responses to the Citizen Petitions, on the timing of the potential introduction of a generic version of Xyrem. See the next risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
A generic manufacturer would need to obtain quota from the DEA in order to manufacture both the active pharmaceutical ingredient and the finished product for a generic version of Xyrem. The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Until 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for each of 2012 and 2013, our supplier has been allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. As a result, a generic manufacturer may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In addition, our supplier has been allocated only a portion of the requested quota for 2013 to make the active pharmaceutical ingredient of Xyrem.  Our finished product manufacturer for Xyrem was similarly allocated only a portion of the requested quota to make finished product.  As a result, both our active pharmaceutical ingredient supplier and our finished product manufacturer will need to obtain increased quotas from the DEA for 2013. We cannot assure you sufficient quotas will be received from the DEA to meet our needs, and if we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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

The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, which we refer to as the Xyrem Risk Management Program, that was implemented at the time Xyrem was approved, which includes parts of the Xyrem Success Program, to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. Our Xyrem Risk Management Program includes a number of elements including patient and physician education, a database of information so that we may track and report certain information, and the use of a single central pharmacy to distribute Xyrem. It also includes unique features that provide more extensive information about adverse events, including deaths, than is generally available for other products that are not subject to similar risk management programs. As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to the Xyrem label or taking or requiring us to take other actions that could have an adverse effect on Xyrem’s commercial success.
Elements of the Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, are deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA. The Xyrem Risk Management Program, however, is not in the form that is now required for REMS documents. FDAAA requires that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. We have submitted updated REMS documents to the FDA, which are intended to conform the elements of the Xyrem Risk Management Program, our deemed REMS, to the current REMS formatting requirements, as well as to make other updates to the program and its documents. We are engaged in ongoing communications with the FDA with respect to our REMS documents for Xyrem. While we cannot predict the timing of finalization, or the final terms, of approved REMS documents for Xyrem, we expect that the FDA will require final REMS documents that will result in, or permit, modifications to aspects of the Xyrem deemed REMS, which may include the ability to distribute Xyrem through more than one pharmacy. We also expect that the final REMS documents will include requirements that are not currently implemented in the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem.
Section 505-1(i)(1) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, generally provides that (i) an ANDA with a referenced drug subject to the REMS requirements is required to have a REMS with the same elements as the referenced drug, such as a medication guide, a patient package insert and other “elements to assure safe use,” or ETASUs, and (ii) the ANDA drug and the referenced drug shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and permit the ANDA holder to submit a different, comparable aspect of the ETASUs in its REMS documents if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to an aspect of the ETASUs for the referenced drug product that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA sponsor and the sponsor of the listed product before granting a waiver of the single shared system requirement. In its December 13, 2012 response denying the Citizen Petition we filed in July 2012, the FDA stated that when the new drug application, or NDA, holder has a deemed REMS, the FDA directs the ANDA applicant to work with the NDA holder to create a single shared system to implement the ETASUs that will be approved as a final REMS.
Accordingly, from time to time we may face pressure to license or share our Xyrem Risk Management Program, or elements of it, with generic competitors. We cannot predict the outcome or impact on our business of any future action that may be taken by a third party to seek to license or share our REMS , or the FDA’s response to a certification that a third party has been unable to obtain a license. We also cannot predict the outcome or impact on our business of any discussions with any ANDA applicant with respect to the potential creation of a single shared system. Furthermore, if we do not share our REMS with a generic competitor within a time frame that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow the generic competitor to market a generic drug with a REMS that does not include the same elements in our Xyrem deemed REMS or, when approved, in our final REMS documents.
The Federal Trade Commission, or the FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC or others could claim that our REMS or other practices are being used in an anticompetitive manner. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market.
It is also possible that the FDA may take the position that a potential generic competitor does not need a REMS that has the same ETASUs as our Xyrem deemed REMS in order to obtain approval of its ANDA. In the denial of our Citizen Petition described above, the FDA stated that if the FDA determines that an ANDA may be ready for approval before final approval of the REMS of a sponsor holding a deemed REMS, the FDA will direct the ANDA applicant to submit a proposed risk management plan with ETASUs that are comparable to the ETASUs that are approved for the referenced drug in order to have adequate risk management elements in place for the ANDA until the final REMS is approved. The legal basis for this position is uncertain. However, it is possible that the FDA may rely on this position as a basis to grant approval of an ANDA with a risk management plan rather than a final REMS. The 30-month stay of FDA approval of Roxane’s ANDA expired on April 18, 2013, and we have not yet received approval of final REMS documents for Xyrem. Accordingly, it is possible that, consistent with the position that the FDA articulated in its denial of our Citizen Petition, the FDA could approve Roxane’s ANDA with a risk management plan that is separate from our Xyrem deemed REMS, rather than with a final REMS or a shared REMS for both the generic and Xyrem. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the risk factor in this Item 1A entitled “We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.”
Currently, our Xyrem deemed REMS requires that all of the Xyrem sold in the United States must be shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under our program is cumbersome. While we have an exclusive agreement with the central pharmacy for Xyrem, Express Scripts Specialty Distribution Services and its affiliate CuraScript, Inc., or ESSDS, through June 2015, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under our Xyrem Risk Management Program or any REMS that we are subject to in the future. Transitioning to a new pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In October 2011, we received a warning letter from the FDA regarding certain aspects of our adverse event reporting system for Xyrem and drug safety procedures related to the unreported deaths uncovered in April 2011. In May 2012, we received a Form FDA 483 after a follow-up inspection in May 2012, which noted the FDA’s observations with respect to incomplete review of information from ESSDS related to potential Xyrem-related adverse events prior to 2011 and determination of whether there are additional adverse events that are required to be reported to the FDA based on such review; the investigation of serious unexpected adverse drug experiences, including insufficient documentation to demonstrate the past investigation; and lack of a written procedure relating to one administrative aspect of our current drug safety monitoring procedures. We have completed the actions that we believe are required to address the observations in the May 2012 Form FDA 483, and we believe that we have submitted the data and completed the actions that are necessary to fully address the matters raised in the 2011 warning letter.  Accordingly, we have submitted a request to the FDA to close out the warning letter, but we do not know whether the FDA will require further information or actions.  In any event, we expect that the FDA will conduct a re-inspection before closing out the warning letter.  We cannot predict either the timing or the final outcome of the FDA’s regulatory compliance review. We do not know whether the FDA will take further action, or require us to take further action, with respect to our adverse event reporting, or whether the FDA will ultimately conclude we have not taken all appropriate corrective actions with respect to the May 2012 Form FDA 483 or the warning letter.
Regulatory authorities in other countries where Xyrem is sold may take similar actions. Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the FDA’s or any other regulatory authority’s satisfaction could have a material and adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. See also the risk factor in this Item 1A entitled “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.”
The FDA has required that Xyrem’s label include a boxed warning regarding the risk of abuse. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. A boxed warning also means, among other things, that the product cannot be advertised through reminder ads, or ads that mention the pharmaceutical brand name but not the indication or medical condition it treats. In addition, Xyrem’s FDA approval under the FDA’s Subpart H regulations requires that all of the promotional materials for Xyrem be provided to the FDA for review at least 30 days prior to the intended time of first use. We cannot predict whether the FDA will require additional warnings, including boxed warnings, to be included on Xyrem’s label. For example, in December 2012, we updated our Xyrem label in consultation with the FDA to include a new contraindication for the use of alcohol with Xyrem. Warnings in the Xyrem label and any limitations on our ability to advertise and promote Xyrem may have affected, and could in the future negatively affect, Xyrem sales and therefore our business, financial condition, results of operations and growth prospects.
Risks Relating to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other marketed products, and our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we have a portfolio of marketed products, including Erwinaze® (asparaginase Erwinia chrysanthemi) (called Erwinase® in markets outside the United States) and Prialt® (ziconotide) intrathecal infusion. Erwinaze, a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze is exclusively licensed to us, and manufactured for us, by the U.K. Health Protection Agency, now part of Public Health England, an executive agency of the U.K. Department of Health, or PHE, and was approved by the FDA under a biological license application, or BLA, in November 2011 and launched in the U.S. market in the same month. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, as well as our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to maintenance of current sales level and continued growth is our need to assure sufficient supply of Erwinaze on a timely basis. See the discussion regarding Erwinaze supply issues in the next risk factor in this Item 1A entitled “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
We also face numerous risks that may impact Erwinaze sales, including manufacturing risks, regulatory risks, the development of new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, the development of new treatment protocols for ALL that may not include asparaginase-containing regimens, difficulties with obtaining and maintaining profitable pricing and reimbursement arrangements and potential competition from biosimilar products. In addition, if we fail to comply with our obligations under our agreement with PHE and lose exclusive rights to Erwinaze, or otherwise fail to maintain and grow sales of Erwinaze, our growth prospects could be negatively affected.
Prialt, an intrathecally administered infusion of ziconotide, was approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. We face many challenges in maintaining and growing sales of Prialt, including acceptance of intrathecal administration by patients and physicians and challenges for physicians with timely reimbursement for use of Prialt. In addition, the FDA has required that the label for Prialt include a boxed warning regarding the risk of psychiatric symptoms and neurological impairment. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote Prialt, which could negatively impact Prialt sales. In the fourth quarter of 2012, we began the roll-out of the NAVIGATOR Reimbursement and Access ProgramTM, a centralized program to provide a single point of access to Prialt, in anticipation of a transition to a centralized distribution system for Prialt in 2013. In connection with the transition to and implementation of the new distribution system, we could experience disruptions that could negatively affect product sales.
Failure to maintain or increase prescriptions and revenue from sales of our marketed products, including Erwinaze and Prialt, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our marketed products, and we cannot assure you that price adjustments will not negatively affect our sales volumes. In addition, sales of Erwinaze may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the dosing requirements of treated patients and other factors, and it may be difficult for us or investors to estimate Erwinaze revenue until we have more experience selling the product. The market price of our ordinary shares may decline if the sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
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
We maintain very limited inventories of certain of our products, including Xyrem and Erwinaze, as well as the ingredients or raw materials used to make our products. Our limited inventory puts us at significant risk of not being able to meet product demand. During 2013, our supply of Erwinaze has been nearly completely absorbed by demand for the product.  While we have been able to resolve potential supply shortages and meet product demand to date, the most recent batch that was manufactured does not meet certain related specifications for the product.  We believe that the cause of the failure of the most recent batch to meet these specifications can be addressed to avoid a similar problem in future batches, and we are working with our manufacturer to evaluate potential steps that could be taken to avoid or minimize a disruption in the availability of Erwinaze to patients.  However, if our efforts are not successful, we expect that we could experience a temporary supply interruption later this year. In addition, other difficulties or delays in production, such as those described elsewhere in this risk factor, could result in additional supply interruptions in the future. If our suppliers and manufacturers, including any new suppliers without a track record of meeting our supply needs, for any reason do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of our products or product candidates, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
Erwinaze is licensed to us, and manufactured for us, by PHE, which is our sole supplier for Erwinaze. During the review and approval process by the FDA of the BLA for Erwinaze, EUSA Pharma Inc., or EUSA Pharma, agreed to a number of post-marketing commitments related to the manufacture of Erwinaze by PHE. In the past, there has been a disruption of supply of

Erwinase in the European market due to manufacturing challenges. Failure by PHE to comply with regulatory requirements, including follow through on manufacturing-related post-marketing commitments that are monitored by the FDA, could adversely affect its ability to supply Erwinaze to us and could result in FDA approval being revoked or product recalls, either of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and PHE may charge us more to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
We cannot assure you that PHE will be able to continue to supply our ongoing commercial needs of Erwinaze in a timely manner, or at all, especially if our demand for product continues to increase. We have limited inventory of Erwinaze. If PHE experiences a disruption in supply or capacity constraints as a result of increased demand or otherwise, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach by PHE or the cessation of PHE’s business. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. Any failure of PHE to supply sufficient quantities of Erwinaze to meet commercial needs at historic levels or higher could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
For FazaClo LD and FazaClo HD orally disintegrating clozapine tablets, we have single sources of supply for both the active pharmaceutical ingredient and finished product, and should it become necessary to change suppliers, the process could take two years or longer. Pursuant to our license and supply agreement, Douglas Pharmaceuticals America Limited has agreed to supply VersaclozTM (clozapine, USP) oral suspension finished product to us.
The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, our supplier of sodium oxybate, as well as our finished product manufacturer, must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and Xyrem manufacturer are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy legal and other efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For 2013, our supplier has been allocated only a portion of the requested quota to make the active pharmaceutical ingredient of Xyrem.  Our finished product manufacturer for Xyrem was similarly allocated only a portion of the requested quota to make finished product.  As a result, both our active pharmaceutical ingredient supplier and our finished product manufacturer will need to obtain increased quotas from the DEA for 2013. We cannot assure you sufficient quotas will be received from the DEA to meet our needs, and if we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
Failure by our third party manufacturers to comply with regulatory requirements could adversely affect their ability to supply products or ingredients to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. In complying with cGMP requirements, our suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. DEA regulations also govern facilities where controlled substances such as sodium oxybate are manufactured. Manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the DEA and other regulatory authorities, including state authorities and similar authorities in non-U.S. jurisdictions. Failure to comply with applicable legal requirements subjects the suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the ingredients or finished products we need.
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
We may not realize the anticipated financial and strategic benefits from the EUSA Acquisition or be able to successfully integrate the acquired business.*
Our acquisition of EUSA Pharma in June 2012, which we refer to as the EUSA Acquisition, has required, and will continue to require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with our integration efforts, which include:

•	the risk that our lack of experience in the oncology market will not allow us to sustain growth in, or maintain current levels of, sales of our products in such market;

•
the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure, including our financial controls and reporting systems and procedures and disaster recovery procedures;

•
the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition, including professional fees to comply with corporate and tax laws and financial reporting requirements in a number of countries in Europe, and additional costs we may incur going forward as a result of our corporate structure that includes an increased number of subsidiaries in multiple additional countries; and

•
any unanticipated liabilities for activities of or related to EUSA Pharma or any of its operations, products or product candidates that occurred prior to the closing of the acquisition or before adequate risk mitigation could be accomplished.

If any of these factors impairs our ability to integrate successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage the acquired business successfully and in a timely manner, resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our ordinary shares and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.
We have grown rapidly, and our business and corporate structure has become substantially more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of our company and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of the transactions we completed in 2012, our financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial experience in international markets and may not achieve the results that we or our shareholders expect.
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 640 in April 2013. This includes employees in ten countries in Europe, a European commercial presence, and a complex distribution network for products in Europe and additional territories. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, because we are conducting a larger portion of our business outside of the United States, we are now subject to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

•	the increased complexity and costs inherent in managing international operations;

•	diverse regulatory, financial and legal requirements, and any changes to such requirements in one or more countries where we are located or do business;

•	country-specific tax, labor and employment laws and regulations;

•	complying with applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions and any changes to them;

•	challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;

•	changes in currency rates; and

•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
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
Conducting clinical trials is costly and time consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
We expect to increase our research and development organization to pursue targeted development activities in 2013. We have several development pipeline projects, including the development of two clinical product candidates: Asparec® (mPEG-r-crisantaspase), which is in a Phase I clinical trial in Europe; and Leukotac® (inolimomab), which is in a Phase III clinical trial also in Europe. We obtained a worldwide exclusive license for JZP-386 (formerly known as C-10323), a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, from Concert Pharmaceuticals, Inc. in February 2013. Pre-clinical research and development work has been initiated on this compound for potential use in patients with narcolepsy. We also intend to pursue clinical development of other product candidates that we may acquire or in-license in the future. Significant clinical, development and financial resources will be required to progress these product candidates to obtain necessary regulatory approvals and to develop them into commercially viable products. We have not been successful in developing any product candidates that received FDA approval in the past. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, or potentially even to continue to receive modest revenue being generated as a result of sales under a named patient program, such as in the case of Leukotac, and we will not receive any return on our investment from that product candidate.
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
We are currently undertaking a Phase 1 clinical trial of Asparec in Europe. Under our license agreement with Alizé Pharma II, or Alizé, under which we obtained rights to develop and commercialize Asparec, we are subject to contractual obligations to meet certain development milestones within certain timeframes. Our ability to meet each of these milestones is uncertain, and depends upon a number of factors, including our ability to obtain clinical material and to develop a clinical program meeting the development requirements of both the FDA and European regulatory authorities in a timely fashion. If our development activities are delayed for any reason and we fail to meet our licensing obligations to Alizé, we may lose our rights to develop and commercialize Asparec.
Our development pipeline projects include not only new product candidates, but also projects involving line extensions for existing products and the generation of additional clinical data for existing products. For example, we are conducting a clinical trial evaluating the intravenous administration of Erwinaze in North America, to generate support for approval for the intravenous administration of Erwinaze, which is intended to provide more convenient dosing for patients. We also plan to conduct a clinical trial to evaluate the use of Erwinaze in adolescents and young adults with ALL who are hypersensitive to E. coli-derived asparaginase, which is expected to begin in the second half of 2013. These development efforts may not be successful, and any adverse events or other information generated during the course of our studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency, which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. Although Xyrem is covered by patents covering its formulation, distribution system and method of use, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem. If one or more companies receive FDA approval of an ANDA, it is possible that such company or companies could introduce generic versions of Xyrem before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide to launch generic versions of Xyrem before applicable ongoing patent litigation is concluded at risk of potentially being held liable for damages for patent infringement.
On December 10, 2012, we received a Paragraph IV Certification from Amneal that it filed an ANDA with the FDA requesting approval to market a generic version of Xyrem before the expiration of the Orange-Book-listed patents relating to Xyrem. Previously, on October 18, 2010, we received notice that Roxane filed an ANDA with the FDA requesting approval to market a generic version of Xyrem before the expiration of the Orange-Book-listed patents relating to Xyrem. If either of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem; if those applications for generics were approved and the generics were launched, sales of Xyrem would decrease. We have sued both Roxane and Amneal to prevent either from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. See the risk factor in this Item 1A entitled “If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.”
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
The two formulation patents covering FazaClo LD and FazaClo HD that we license from CIMA are under re-examination by the U.S. Patent and Trademark Officer, or the USPTO, and both of the re-examination proceedings have proceeded to appeal at the USPTO. It is currently not possible to predict whether these re-examination proceedings will result in one or both of the patents being fully or partly invalidated. Any decision on the part of the USPTO that results in one or both of the patents being fully or partly invalidated could accelerate the entry of additional generic competitors for FazaClo LD and FazaClo HD.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The final substantive provisions of the Leahy-Smith Act, including the first to file system, became effective on March 16, 2013. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

•
we or our licensors or partners might not have been the first to invent or file, as appropriate, subject matters covered by our issued patents or pending patent applications or the pending patent applications or issued patents of our licensors or partners;

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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. For example, Erwinaze has no patent protection, and we therefore must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. Erwinaze, as a biologic product approved under a BLA, is subject to the U.S. Biologics Price Competition and Innovation Act, or the BPCIA. The BPCIA establishes a period of twelve years of data exclusivity for reference products in order to preserve incentives for future innovation, protecting data included by the applicant in a BLA by prohibiting others from gaining FDA approval based in part on reliance on, or reference to, the data in the BLA during a twelve-year period. The FDA is in the process of implementing the BPCIA and has not established final guidelines for administering the review and approval of applications for data exclusivity. Although we expect that Erwinaze would receive data exclusivity in the United States through 2023 under the BPCIA, we cannot assure you that it will receive this exclusivity. While Erwinaze has orphan drug marketing exclusivity for a seven-year period from its FDA approval in the United States until November 2018, and is expected to receive data exclusivity in the United States through 2023 under the BPCIA, it is possible that a potential competitor might obtain earlier approval from the FDA based upon an approval application that does not rely on or refer to data in our BLA for Erwinaze. In the European Union, the regulatory data protection and thus regulatory exclusivity period for Erwinaze has lapsed. This also means that any new marketing authorizations for Erwinaze in other European Union, or EU, member states will not receive any regulatory data protection. If a biosimilar product to Erwinaze is approved in the future in the United States or in other countries where it is sold, a significant percentage of the prescriptions written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, although there are patent applications for Asparec pending in the United States and many other countries, Asparec is not yet covered by any issued patents. Asparec was granted orphan drug designation by the FDA subject to certain conditions. In addition, the FDA has not yet clarified whether Asparec is eligible to receive data exclusivity under the BPCIA. If we fail to obtain orphan drug marketing exclusivity and/or data exclusivity, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to Asparec, including protection by one or more issued patents, Asparec would be subject to competition from a biosimilar product, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a court will decide that these patents are not valid or infringed and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld and infringement of these patents found, the court will refuse to stop the other party on the grounds that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against the generic manufacturers who delivered Paragraph IV certifications to us with respect to Xyrem and FazaClo LD. See Item 1 “Legal Proceedings.” We cannot assure you that these, or other lawsuits we may file in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.
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
Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many non-U.S. jurisdictions are typically not published until 18 months after their priority date, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for inventions covered by our licensors’ or our issued patents or pending applications, or that we or our licensors were the first inventors. Our competitors may have filed, and may in the future file, patent applications covering subject matter similar to ours. Any such patent application may have priority over our or our licensors’ patents or applications and could further require us to obtain rights to issued patents covering such subject matter. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Patent interferences will be limited or unavailable for applications filed after March 16, 2013.
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
We own patents that cover the formulation and method of use covering the administration for Xyrem, as well as method of use patents and trade secrets that cover elements of the Xyrem deemed REMS. As a result of the implementation of the FDAAA, we have submitted updated REMS documents to the FDA, which are intended to conform the elements of the Xyrem Risk Management Program, our deemed REMS, to the current REMS formatting requirements, as well as to make other updates to the program and its documents. We are engaged in ongoing communications with the FDA with respect to our REMS documents for Xyrem. While we cannot predict the timing of finalization, or the final terms, of approved REMS documents for Xyrem, we expect that the FDA will require final REMS documents that will result in, or permit, modifications to aspects of the Xyrem deemed REMS, which may include the ability to distribute Xyrem through more than one pharmacy. We also expect that the final REMS documents will include requirements that are not currently implemented in the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem. In particular, depending on the extent to which certain provisions of our Xyrem deemed REMS which are currently protected by our method of use patents covering the distribution of Xyrem are changed as part of updating our REMS documents, the ability of our existing patents to protect our Xyrem distribution system from generic competitors may be reduced. Certain claims of our patents may not provide as much protection in the context of a modified REMS structure. In addition, the extent of protection provided by our method of use patents covering the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the current Xyrem deemed REMS.  If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a risk management plan or REMS that does not fall within the scope of any of the claims of our distribution patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing distribution patents or patents that may be granted in the future will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any changes to our REMS documents on our business.
Risks Related to Our Industry
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.
The research, testing, manufacturing, labeling, advertising and promotion, distributing and exporting of pharmaceutical products are subject to extensive regulation, and regulations differ from country to country. Approval in the United States, or in any jurisdiction, does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. We are not permitted to market our product candidates in the United States or countries in Europe until we receive approval from the FDA or the competent European authorities, respectively, generally of an NDA, a BLA or a marketing authorization application. The application must contain information on the drug or biological candidate, including data from the preclinical and clinical trials, information pertaining to the preparation of the drug or biologic, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and stability. Submission of an application does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs.
If the FDA determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or otherwise, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide information to consumers about the drug’s risks and benefits. For example, the FDA requires a REMS for Xyrem, discussed in detail under the risk factor “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” above, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.
In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Healthcare Reform Act. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for certain products. The co-pay coupon programs of other pharmaceutical manufacturers are the subject of ongoing class action lawsuits, first filed in 2012, challenging their legality under a variety of federal and state laws, and our co-pay coupon programs could become the target of similar lawsuits. In addition, co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. It is possible that the outcome of the pending litigation against other manufacturers and/or the introduction and enactment of new legislation could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected products and therefore could have a material adverse effect on our sales, business and financial condition.
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.*
Oversight by FDA and Equivalent Non-U.S. Regulatory Authorities
We are subject to significant ongoing regulatory obligations with respect to our marketed products, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, research, testing, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, recordkeeping, importing and exporting of our products are, and any of our product candidates that may be approved by the FDA or European and other non-U.S. regulatory authorities will be, subject to extensive and ongoing regulatory requirements. These requirements apply both to us and to third parties we contract with to perform services and supply us with products. Failure by us or any of our third party partners, including suppliers, manufacturers and distributors and our central pharmacy for Xyrem, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, withdrawal of product approval, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions; suspension of licenses, civil penalties and/or criminal prosecution, any of which could have a significant impact on our sales, business and financial condition.
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
The FDA approved the BLA for Erwinaze in the United States in November 2011, subject to certain post marketing requirements, including developing and validating assays and conducting certain non-clinical studies. In addition, the BLA approval for Erwinaze is subject to compliance with numerous post marketing commitments, including certain commitments which must be met by PHE with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post marketing requirements and to comply with the post marketing commitments, if we or PHE fail to do so within the timeframe established by the FDA, or if the results of the non-clinical studies raise concerns or other issues for the FDA, our approval to market Erwinaze in the United States may be withdrawn or otherwise jeopardized.
For a patient to be prescribed Prialt, the patient must have a surgically implanted infusion pump and the FDA has approved Prialt for use with Medtronic’s SynchroMed® II Drug Infusion System. Any regulatory action involving the pumps or delivery of Prialt via the pumps could materially adversely impact sales of Prialt.
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
We have not obtained marketing authorizations and/or may not currently have updated the marketing authorization approval dossiers for Erwinase and several other medicinal products in every international market in which those products are being sold. For example, in some EU countries where we do not have a marketing authorization, Erwinase is being provided to patients on the basis of government-approved named patient programs or temporary use authorizations. While we believe we have satisfied the regulations regarding our communications and medical affairs activities in those countries, if any such country’s regulatory authorities determine that we are promoting Erwinase without a marketing authorization in place, we could be found to be in violation of pharmaceutical advertising law or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties.
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

The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, a predecessor company to Jazz Pharmaceuticals, Inc. was investigated for off-label promotion of Xyrem, and, while Jazz Pharmaceuticals, Inc. was not prosecuted, as part of the settlement Jazz Pharmaceuticals, Inc. entered into a corporate integrity agreement with the Office of Inspector General, U.S. Department of Health and Human Services, which extended through mid-2012. The investigation resulted in significant fines and penalties, which Jazz Pharmaceuticals, Inc. has paid, and the corporate integrity agreement required us to maintain a comprehensive compliance program. For all of our products, it is important that we maintain a comprehensive compliance program. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of EUSA Pharma into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
Various U.S. state agencies traditionally oversee pharmaceutical compounding activities. Compounded drugs are made by certain pharmacies, typically by combining, mixing or altering ingredients of a drug to make a formulation that is not readily available to patients and/or approved by the FDA. A number of problems have been associated with the making and use of compounded drugs, including product contamination, product toxicity, product instability and impaired performance of medical devices used to deliver drugs. Improperly compounded products can pose serious public health issues, as evidenced by the October 2012 fungal meningitis outbreak in the United States which was traced to compounded drugs from the New England Compounding Center. Pharmaceutical products administered intrathecally, such as Prialt, are frequently compounded by pharmacies for off-label use, a process over which we have no control. If any of our products are used in compounded drugs, we may have exposure to claims by patients treated with compounded formulations containing our products and to regulatory action by relevant government agencies. Any such claims or regulatory actions could result in harm to our reputation and have a negative effect on our business. In addition, since late 2012, there have been increased legislative and enforcement activities on the federal level, including proposed federal legislation to give the FDA greater authority over compounding operations. We cannot predict impact on our business of any such new legislation.
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
These requirements include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem. In addition to quota requirements, the DEA imposes various registration, importing, exporting, recordkeeping and reporting requirements, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substance Act, or the CSA. The states also impose similar requirements for handling controlled substances. The United States is a party to the Convention on Psychotropic Substances (1971), or the 1971 Convention. In October 2012, the World Health Organization, or the WHO, sent a recommendation to the United Nations Commission on Narcotic Drugs, or the CND, to reschedule GHB, under the 1971 Convention from its current Schedule IV status to Schedule II status. In March 2013, the CND voted to reschedule GHB from Schedule IV to Schedule II under the 1971 Convention. While the DEA imposes its own scheduling requirements in the United States under the CSA, the United States is obligated as a signatory to the 1971 Convention to ensure that drug scheduling in the United States is consistent with its obligations under the international treaties. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, the international rescheduling of GHB means that Xyrem and/or sodium oxybate may be subject to more restrictive registration, recordkeeping, reporting, importing, exporting and other requirements in Europe and certain other countries than the restrictions currently in place. In the United States, under DEA regulations, the Xyrem finished product is currently classified as a Schedule III controlled substance, with sodium oxybate, classified as a Schedule I controlled substance. Although the U.S. Department of Health and Human Services, or the HHS, has taken the position in the past that the United States would not be required to alter the domestic control of GHB should it be rescheduled to Schedule II under the 1971 Convention, we cannot guarantee that international rescheduling of GHB from Schedule IV to Schedule II will not impact restrictions on Xyrem in the United States. Failure by us or any of our partners, including suppliers, manufacturers and distributors, to comply with such requirements could result in, among other things, additional operating costs to us, delays in shipments outside or into the United States and adverse regulatory actions.
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
The U.S. Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
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
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act of 2010, or the UK Bribery Act. The FCPA generally prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits companies which do business with the United Kingdom and their employees and representatives from giving, offering, or promising bribes to any person, including non-UK government officials, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies may be held liable for failing to prevent employees and persons associated with the company from violating the Act. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. We have ongoing efforts that are designed to ensure our compliance with these laws, including training, policies, procedures, and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Any violation of these laws may result in civil and criminal penalties, and could have a material adverse impact on our business.
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU member states may interpret the legislation differently, which adds to its complexity, and guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration and, if adopted, could lead to additional and stricter requirements and penalties in the event of non-compliance.
The number and complexity of both federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and the Physician Payment Sunshine provisions. The Physician Payment Sunshine provisions will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. The Centers for Medicare and Medicare Services, or CMS, recently issued a final rule implementing the Physician Payment Sunshine provisions and clarified the scope of the reporting obligations. The final rule also provided that manufacturers must begin tracking on August 1, 2013 and must begin reporting payment data to CMS by March 31, 2014. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug. Such data previously have not been submitted for our two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection). We have been engaged in interactions with CMS and a trade group regarding the reporting of Medicaid pricing data and paying Medicaid rebates on these and other radiopharmaceutical products and expect to begin making any required reports and paying required rebates on our products later this year. Any additional rebate liability resulting from this reporting will negatively impact our financial results.
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
Federal law also requires that a company that participates in the Medicaid rebate program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we are required to charge certain safety-net providers under the 340B drug discount program.
In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price, average sales price, or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly average manufacturer price, average sales price, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to sell to covered entities if the manufacturer sells to any other purchaser and to report to the government the ceiling prices for its drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.*
In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with such studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. For example, because some of our products compete in a market with both branded and generic products, reimbursement by government and private payors may be more challenging than for new chemical entities. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to effectively commercialize our products.
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
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years.  The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order.  The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect April 1, 2013. These cuts could adversely impact payment for our products, which could negatively impact our revenue.
Product liability and product recalls could harm our business.
The development, manufacture, testing, marketing and sale of pharmaceutical products are associated with significant risks of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Some of our products, including Xyrem, have boxed warnings in their labels. Further, another product, Luvox CR® (fluvoxamine maleate) Extended-Release Capsules, is a selective serotonin reuptake inhibitor, and products by other manufacturers in that class are currently involved in product liability litigation.
Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third party payors, either individually or as a putative class, may bring actions seeking to recover monies spent on one of products. While we have not had to defend against any product liability claims to date, as sales of our products increase, we believe it is likely product liability claims will be made against us. The risk of product liability claims may also increase if a company receives a warning letter from a regulatory agency. We cannot predict the frequency, outcome or cost to defend any such claims.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of March 31, 2013, we had approximately $457.2 million in secured debt outstanding, all of which was incurred under our credit agreement entered into in connection with the EUSA Acquisition. Our debt may:

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
The scope of our business and operations grew substantially in 2012 through the combination of Jazz Pharmaceuticals, Inc. and Azur Pharma in a merger transaction completed in January 2012, or the Azur Merger, and the EUSA Acquisition. To continue to grow our business over the longer-term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

•	the revenues from our commercial products, which may be affected by many factors, including the extent of generic competition for our products;

•	the costs of our commercial operations;

•	the costs of integration activities related to any future strategic transactions we may engage in;

•	the cost of acquiring and/or licensing any new products and product candidates;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory oversight and third-party claims; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.
One of our corporate goals is to continue to expand our business through the licensing, acquisition and/or development of additional marketed or close to approval products and specialty product candidates. We cannot assure you that we will continue to identify attractive opportunities or that our funds will be sufficient to fund these activities if opportunities arise. We may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In particular, the debt under our credit agreement may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
Section 7874 of the Code limits Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by certain taxable transactions.*
Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, this limitation applies to us. As a result, after the Azur Merger, Jazz Pharmaceuticals, Inc. or its U.S. affiliates have not been able and will continue to be unable, for a period of time, to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions. Notwithstanding this limitation, we plan to fully utilize Jazz Pharmaceuticals, Inc.’s U.S. net operating losses, or NOLs, prior to their expiration. As a result of this limitation, however, it may take Jazz Pharmaceuticals, Inc. longer to use its NOLs. Moreover, contrary to these plans, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent Jazz Pharmaceuticals, Inc. from fully utilizing its U.S. tax attributes prior to their expiration if Jazz Pharmaceuticals, Inc. does not generate sufficient taxable income.
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
As of March 31, 2013, we had recorded $1.3 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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

In addition, the market price of our ordinary shares may decline if the effect of the Azur Merger and/or the EUSA Acquisition on the financial results of our combined company is not consistent with the expectations of financial analysts or investors.
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of April 22, 2013, we had 58,850,434 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.
In addition, we have in the past and may in the future grant rights to some of our shareholders that require us to register the resale of our ordinary shares on behalf of these shareholders and/or facilitate offerings of ordinary shares held by these shareholders, including in connection with potential future acquisitions of additional products, product candidates, or companies. For example, consistent with our obligations under existing registration rights agreements, we entered into underwriting agreements with certain underwriters and selling shareholders pursuant to which selling shareholders sold an aggregate of approximately 13 million ordinary shares in two separate registered public offerings in March 2012 and in March 2013. In addition, in connection with the Azur Merger, we registered for resale all of the ordinary shares held by the historic Azur Pharma shareholders that permitted such shareholders to resell those ordinary shares immediately following the closing of the Azur Merger. If current or potential future holders of registration rights, by exercising their registration rights or otherwise, sell a large number of shares, the sale could adversely affect the market price of our ordinary shares. We have also filed registration statements to register the sale of our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and intend to file additional registration statements to register any shares automatically added each year to the share reserves under these plans.
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
Provisions of our articles of association could delay or prevent a takeover of us by a third party.*
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	stagger the terms of our board of directors into three classes;

•
require the approval of a supermajority of the voting power of the shares of our share capital entitled to vote generally at a meeting of shareholders to amend or repeal our articles of association; and

•	permit our board of directors to issue one or more series of preferred shares with rights and preferences, as our shareholders may determine by ordinary resolution.
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

We have never declared or paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.*
We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs, acquire or in-license additional products and product candidates, and pursue other opportunities. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, our ability to pay cash dividends on or repurchase our ordinary shares is restricted under the terms of our credit agreement. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement and other factors our board of directors deems relevant. Holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
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
On February 26, 2013, we issued 470,836 of our ordinary shares pursuant to the cash exercise of a warrant held by an institutional investor. This warrant was originally issued by Jazz Pharmaceuticals, Inc. in 2005, and we assumed the warrant upon the closing of the Azur Merger. This warrant had an exercise price of $9.34 per share, resulting in gross proceeds to us upon exercise of approximately $4.4 million. In issuing the above-mentioned shares, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

4.5A
Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.5B
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

10.2+
Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.3+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.4+
Jazz Pharmaceuticals plc Cash Bonus Plan (U.S. Affiliates) (incorporated herein by reference to Exhibit 10.32B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.5+
Jazz Pharmaceuticals Cash Bonus Plan (International Affiliates) (Calendar Year 2013) (incorporated herein by reference to Exhibit 10.32C in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.6+	Jazz Pharmaceuticals plc 2013 Executive Officer Compensation Arrangements.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: May 7, 2013

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

4.5A
Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.5B
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

10.2+
Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.3+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.4+
Jazz Pharmaceuticals plc Cash Bonus Plan (U.S. Affiliates) (incorporated herein by reference to Exhibit 10.32B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.5+
Jazz Pharmaceuticals Cash Bonus Plan (International Affiliates) (Calendar Year 2013) (incorporated herein by reference to Exhibit 10.32C in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 26, 2013).

10.6+	Jazz Pharmaceuticals plc 2013 Executive Officer Compensation Arrangements.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
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