Form 10-Q
period 2013-06-30
Jazz Pharmaceuticals plc
filed 2013-08-06
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2013, 58,153,546 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

We own or have rights to various copyrights, trademarks, and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xyrem Success Program®, FazaClo® (clozapine, USP), Luvox CR® (fluvoxamine maleate) Extended-Release Capsules, Luvox® (fluvoxamine maleate), VersaclozTM (clozapine, USP) oral suspension, Prialt® (ziconotide) intrathecal infusion, Niravam® (orally disintegrating tablet presentation of alprazolam), Parcopa® (orally disintegrating tablet presentation of carbidopa/levodopa), Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Asparec (mPEG-r-crisantaspase), Leukotac (inolimomab), ProstaScint® (capromab pendetide), Quadramet® (samarium sm 153 lexidronam injection), Caphosol® (supersaturated calcium phosphate rinse), Collatamp (lyophilized collagen implant impregnated with the aminoglycoside antibiotic gentamicin), Fomepizole, Kidrolase (Escherichia coli L-asparaginase), Xenazine® (tetrabenazine), Custodiol® (solution HTK) and NAVIGATOR Reimbursement and Access ProgramTM. This report also includes trademarks, service marks, and trade names of other companies.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$504,307	$387,196
Accounts receivable, net	114,075	75,480
Inventories	28,130	26,525
Prepaid expenses	21,410	7,445
Deferred tax assets, net	46,538	35,813
Other current assets	19,716	19,113
Total current assets	734,176	551,572
Property and equipment, net	10,768	7,281
Intangible assets, net	822,976	869,952
Goodwill	439,014	442,600
Deferred tax assets, net, non-current	65,136	74,850
Deferred financing costs	16,308	16,576
Other non-current assets	5,502	3,662
Total assets	$2,093,880	$1,966,493
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,367	$15,887
Accrued liabilities	96,771	104,666
Current portion of long-term debt	5,572	29,688
Income taxes payable	17,539	39,884
Contingent consideration	42,700	—
Deferred tax liability, net	259	275
Deferred revenue	1,138	1,138
Total current liabilities	184,346	191,538
Deferred revenue, non-current	6,283	6,776
Long-term debt, less current portion	546,724	427,073
Contingent consideration, non-current	—	34,800
Deferred tax liability, net, non-current	167,744	178,393
Other non-current liabilities	13,330	6,621
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,184,965	1,151,010
Accumulated other comprehensive income	19,220	31,046
Accumulated deficit	(29,264)	(61,296)
Total shareholders’ equity	1,175,453	1,121,292
Total liabilities and shareholders’ equity	$2,093,880	$1,966,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$206,564	$123,002	$401,216	$224,454
Royalties and contract revenues	1,688	1,229	3,273	2,307
Total revenues	208,252	124,231	404,489	226,761
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	25,031	12,289	52,251	20,033
Selling, general and administrative	77,506	57,224	148,034	101,580
Research and development	9,250	2,321	19,997	6,280
Intangible asset amortization	19,399	12,970	38,954	23,702
Total operating expenses	131,186	84,804	259,236	151,595
Income from operations	77,066	39,427	145,253	75,166
Interest expense, net	(7,142)	(1,481)	(14,541)	(1,450)
Foreign currency loss	(385)	(240)	(114)	(258)
Loss on extinguishment and modification of debt	(3,749)	—	(3,749)	—
Income from continuing operations before income tax provision	65,790	37,706	126,849	73,458
Income tax provision	23,605	6,593	41,239	12,110
Income from continuing operations	42,185	31,113	85,610	61,348
Loss from discontinued operations	—	(3,968)	—	(6,522)
Net income	$42,185	$27,145	$85,610	$54,826
Basic income (loss) per ordinary share:
Income from continuing operations	$0.72	$0.55	$1.46	$1.11
Loss from discontinued operations	—	(0.07)	—	(0.12)
Net income	$0.72	$0.48	$1.46	$0.99
Diluted income (loss) per ordinary share:
Income from continuing operations	$0.69	$0.51	$1.39	$1.03
Loss from discontinued operations	—	(0.06)	—	(0.11)
Net income	$0.69	$0.45	$1.39	$0.92
Weighted-average ordinary shares used in per share computations:
Basic	58,737	56,952	58,548	55,437
Diluted	61,568	60,554	61,541	59,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$42,185	$27,145	$85,610	$54,826
Other comprehensive income (loss):
Foreign currency translation adjustments	8,614	(388)	(11,826)	(388)
Available-for-sale securities:
Net unrealized gain on available-for-sale securities, net of income taxes	—	(20)	—	8
Reclassification adjustments for gains included in earnings, net of income taxes	—	17	—	23
Other comprehensive income (loss)	8,614	(391)	(11,826)	(357)
Total comprehensive income	$50,799	$26,754	$73,784	$54,469

Total comprehensive income arises from:
Continuing operations	$50,799	$30,722	$73,784	$60,991
Discontinued operations	—	(3,968)	—	(6,522)
Total comprehensive income	$50,799	$26,754	$73,784	$54,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$85,610	$54,826
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	38,954	29,264
Depreciation	1,170	415
Loss on disposal of property and equipment	40	139
Share-based compensation	20,263	8,539
Excess tax benefit from share-based compensation	—	(6,238)
Acquisition accounting inventory fair value step-up	2,631	6,380
Change in fair value of contingent consideration	7,900	200
Deferred income taxes	(9,064)	—
Provision for losses on accounts receivable and inventory	1,236	17
Loss on extinguishment and modification of debt	3,749	—
Other non-cash transactions	3,251	309
Changes in assets and liabilities:
Accounts receivable	(39,015)	(7,427)
Inventories	(6,104)	789
Prepaid expenses and other current assets	(14,672)	(5,390)
Other long-term assets	(2,617)	(354)
Accounts payable	4,707	11,363
Accrued liabilities	(7,749)	10,771
Income taxes payable	(21,898)	5,568
Deferred revenue	(492)	250
Other non-current liabilities	6,709	(837)
Liability under government settlement	—	(7,320)
Net cash provided by operating activities	74,609	101,264
Investing activities
Acquisitions, net of cash acquired	—	(542,531)
Purchases of marketable securities	—	(37,443)
Proceeds from sale of marketable securities	—	81,246
Proceeds from maturities of marketable securities	—	31,988
Acquisition of intangible assets	(1,300)	—
Purchases of property and equipment	(4,710)	(2,494)
Purchase of product rights	—	(9,500)
Net cash used in investing activities	(6,010)	(478,734)
Financing activities
Net proceeds from issuance of debt	553,425	450,916
Proceeds from employee equity incentive and purchase plans and exercise of warrants	15,463	18,573
Share repurchases	(53,578)	—
Payment of employee withholding taxes related to share-based awards	(1,597)	(25,299)
Excess tax benefit from share-based compensation	—	6,238
Repayment of long-term debt	(463,124)	—
Net cash provided by financing activities	50,589	450,428
Effect of exchange rates on cash and cash equivalents	(2,077)	(491)
Net increase in cash and cash equivalents	117,111	72,467
Cash and cash equivalents, at beginning of period	387,196	82,076
Cash and cash equivalents, at end of period	$504,307	$154,543

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, for any other interim period or for any future period.
Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current period presentation, as described in Note 2.
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
In addition to risks related specifically to Xyrem, we are subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial needs; the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the United States and worldwide; the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals; the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors; and the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval. Other risks and uncertainties related to our ability to execute on our strategy include our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to hospitals, pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2013, five customers accounted for 87% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 70% of gross accounts receivable, and Accredo Health Group, Inc., or Accredo, which accounted for 10% of gross accounts receivable. As of December 31, 2012, five customers accounted for 78% of gross accounts receivable, including Express Scripts, which accounted for 51% of gross accounts receivable, and Accredo, which accounted for 11% of gross accounts receivable.
We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding. Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$42,185	$31,113	$85,610	$61,348
Loss from discontinued operations	—	(3,968)	—	(6,522)
Net income	$42,185	$27,145	$85,610	$54,826
Denominator:
Weighted-average ordinary shares - basic	58,737	56,952	58,548	55,437
Dilutive effect of employee equity incentive and purchase plans	1,414	1,440	1,456	1,633
Dilutive effect of warrants	1,417	2,162	1,537	2,249
Weighted-average ordinary shares - diluted	61,568	60,554	61,541	59,319

Basic income (loss) per ordinary share:
Income from continuing operations	$0.72	$0.55	$1.46	$1.11
Loss from discontinued operations	—	(0.07)	—	(0.12)
Net income	$0.72	$0.48	$1.46	$0.99
Diluted income (loss) per ordinary share:
Income from continuing operations	$0.69	$0.51	$1.39	$1.03
Loss from discontinued operations	—	(0.06)	—	(0.11)
Net income	$0.69	$0.45	$1.39	$0.92
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase ordinary shares and RSUs	2,839	1,522	2,596	1,079
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, or ASU No. 2013-11, which concludes that, under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 will be effective for us beginning January 1, 2014. We do not anticipate that the adoption of this standard will have a material impact on our financial position.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, or ASU No. 2013-05. The objective of ASU No. 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 will be effective for us beginning January 1, 2014. We do not anticipate that the adoption of this standard will have a material impact on our results of operations or financial position, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

2. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$6,090	$4,979
Work in process	7,194	5,410
Finished goods	14,846	16,136
Total inventories	$28,130	$26,525
Certain inventories have been reclassified in the comparative period in order to conform to current period presentation. Inventories of $4.2 million previously classified as raw materials have been reclassified to work in process. As of June 30, 2013 and December 31, 2012, the fair value of inventories acquired included a step-up in the value of inventories of $1.3 million and $4.0 million, respectively.

3. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$350,469	$—	$—	$350,469	$350,469	$—
Time deposits	151,070	—	—	151,070	151,070	—
Money market funds	2,768	—	—	2,768	2,768	—
Totals	$504,307	$—	$—	$504,307	$504,307	$—

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$343,548	$—	$—	$343,548	$343,548	$—
Money market funds	43,648	—	—	43,648	43,648	—
Totals	$387,196	$—	$—	$387,196	$387,196	$—
Cash equivalents are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. All available-for-sale securities held as of June 30, 2013 and December 31, 2012 were cash equivalents.

The following table summarizes, by major security type, our available-for-sale securities and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Available-for-sale securities
Time deposits	$—	$151,070	$—	$151,070	$—	$—	$—
Money market funds	2,768	—	—	2,768	43,648	—	43,648
Totals	$2,768	$151,070	$—	$153,838	$43,648	$—	$43,648
Liabilities:
Contingent consideration	$—	$—	$42,700	$42,700	$—	$34,800	$34,800

As of June 30, 2013, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. As of December 31, 2012, our available-for-sale securities included money market funds. There were no transfers between the different levels of the fair value hierarchy in 2013 or in 2012.
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
The change in fair value of the contingent consideration payable was estimated as follows (in thousands):

Level 3
Balance at December 31, 2012	$34,800
Fair value adjustment recorded within selling, general and administrative expenses	7,900
Balance at June 30, 2013	$42,700
In 2013, the fair value adjustment reflects a change in the estimated probability of meeting the milestone threshold and the impact of discounting as a result of the passage of time.
As of June 30, 2013, the estimated fair value of our $557.2 million principal amount of our new term loans was $557.9 million and the carrying amount was $552.3 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our new term loans (Level 2). For additional information related to our new term loans, see Note 6.

4. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Computer software	$5,371	$4,292
Construction-in-progress	4,204	1,135
Computer equipment	4,116	3,687
Leasehold improvements	3,980	3,899
Furniture and fixtures	1,934	1,953
Machinery and equipment	78	94
Subtotal	19,683	15,060
Less accumulated depreciation and amortization	(8,915)	(7,779)
Property and equipment, net	$10,768	$7,281
Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Rebates and other sales deductions	$31,799	$29,235
Sales returns reserve	24,039	26,385
Employee compensation and benefits	17,739	24,900
Royalties	3,898	3,271
Professional fees	1,660	2,163
Other	17,636	18,712
Total accrued liabilities	$96,771	$104,666

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2012	$442,600
Foreign exchange	(3,586)
Balance at June 30, 2013	$439,014
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2013				December 31, 2012
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.9	$924,153	$(135,696)	$788,457	$930,834	$(97,578)	$833,256
Trademarks	1.5	2,600	(2,190)	410	2,600	(2,054)	546
Total finite-lived intangible assets		926,753	(137,886)	788,867	933,434	(99,632)	833,802
Acquired IPR&D assets		34,109	—	34,109	36,150	—	36,150
Total intangible assets		$960,862	$(137,886)	$822,976	$969,584	$(99,632)	$869,952

Based on finite-lived intangible assets recorded as of June 30, 2013, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2013 (remainder)	$38,828
2014	77,459
2015	71,419
2016	67,090
2017	66,998
Thereafter	467,073
Total	$788,867

6. Long-Term Debt
Amendment of Credit Facility and Term Loan Refinancing
On June 13, 2013, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly-owned subsidiaries, as borrowers, entered into an amendment of our original credit agreement, dated as of June 12, 2012, with Barclays Bank PLC, as administrative agent, and certain other lenders.
The amended credit agreement provides for $557.2 million principal amount of new term loans and a new revolving credit facility of $200.0 million that replaces the revolving credit facility of $100.0 million provided for under the original credit agreement. We used a portion of the proceeds from the new term loans to refinance in full the outstanding term loans under the original credit agreement in an aggregate principal amount of $457.2 million, or the original term loans. The new term loans have the same June 12, 2018 maturity date that was applicable to the original term loans. Future loans under the new revolving credit facility, if any, will have the same June 12, 2017 maturity date that was applicable under the original credit agreement.
The new term loans bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 2.75% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.75% per annum (subject to a 1.75% prime rate floor). Borrowings under the new revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The new revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio.
The borrowers’ obligations under the amended credit agreement and any hedging or cash management obligations entered into with a lender or an affiliate of a lender are guaranteed by Jazz Pharmaceuticals plc and certain of its subsidiaries, referred to below as restricted subsidiaries, and are secured by substantially all of their assets.
We may make voluntary prepayments of principal at any time without payment of a premium, except that a 1% premium would apply to any repricing of the new term loans effected on or prior to December 13, 2013. We are required to make mandatory prepayments of the new term loans (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), (3) beginning with the fiscal year ending December 31, 2014, 50% of our excess cash flow as defined in the amended credit agreement (subject to decrease to 25% if our secured leverage ratio is equal to or less than 2.25 to 1.00 and greater than 1.25 to 1.00 or 0% if our secured leverage ratio is equal to or less than 1.25 to 1.00), and (4) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).

Principal repayments of the new term loans are due quarterly beginning in September 2013 and are equal to 1.0% of the original principal amount with any remaining balance payable on the final maturity date. Scheduled maturities with respect to the new term loans are as follows (in thousands):

Year Ending December 31,	Scheduled New Term Loan Maturities
2013 (remainder)	$2,786
2014	5,572
2015	5,572
2016	5,572
2017	5,572
Thereafter	532,114
Total	$557,188
The amended credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The amended credit agreement contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We are currently in compliance with our financial covenants.
The refinancing of the original term loans involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing was to be accounted for as a debt extinguishment or modification, we considered whether the creditors remained the same or changed and whether the change in debt terms was substantial. The debt terms were considered substantially different if the present value of the cash flows of the new term loans was at least 10% different from the present value of the remaining cash flows of the original term loans, or the 10% Test. We performed a separate 10% Test for each individual creditor participating in the loan syndication. The loans of creditors who did not participate in the amended credit agreement were accounted for as a debt extinguishment. When there was a change in principal balance for individual creditors, in applying the 10% Test, we used the cash flows related to the lowest common principal balance, or the Net Method. Under the Net Method, any principal in excess of a creditor’s reinvested principal balance was treated as a new, separate debt issuance, and any decrease in principal was treated as a partial extinguishment of debt.
For debt considered to be extinguished, the unamortized deferred financing costs and unamortized original issue discount associated with the extinguished debt were expensed. For debt considered to be modified, the unamortized deferred financing costs and unamortized original issue discount associated with the modified debt continue to be amortized, new creditor fees were capitalized and new third party fees were expensed. For new creditors, new creditor fees and new third party fees were capitalized. Deferred financing costs of $11.7 million and an original issue discount of $4.9 million were associated with modified and new debt and will be amortized to interest expense using the interest method over the life of the new term loans.
As the borrowing capacity relating to each creditor under the new revolving credit facility was greater than that under the original revolving credit facility, unamortized deferred financing costs, new creditor fees and new third party fees, totaling $4.7 million, were associated with the new arrangement and were deferred and are being amortized to interest expense on a straight-line basis over the life of the facility. We did not borrow under the original revolving credit facility and, as of June 30, 2013, we had not borrowed under the new revolving credit facility.
The refinancing resulted in a $3.7 million charge in the three and six months ended June 30, 2013, which was comprised of $2.7 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $1.0 million related to new third party fees associated with modified debt.
As of June 30, 2013, the interest rate on the new term loans was 3.5%. Interest expense associated with the new term loans is recorded using the interest method and includes non-cash interest related to the amortization of the debt discount and debt issuance costs. As of June 30, 2013, the effective interest rate on the new term loans was 4.3%. As of June 30, 2013, the current portion of the carrying amount of the new term loans was $5.6 million and the non-current portion was $546.7 million.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2013 and December 31, 2012. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at June 30, 2013 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2013 (remainder)	$4,300
2014	8,714
2015	7,988
2016	4,942
2017	2,599
Thereafter	157
Total	$28,700
In April 2013, we entered into a new operating lease agreement for additional office space in Palo Alto for a term of three years with an option to extend for one additional year.
As of June 30, 2013, we had $34.5 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Two additional method of use patents covering the distribution system for Xyrem were issued in December 2010 and February 2011, respectively, and were listed in the Orange Book, and we filed lawsuits against Roxane in February 2011 and again in May 2011 to include these additional patents in the litigation in response to Roxane’s Paragraph IV Certifications against each of these patents, and also to include another issued patent in the litigation which is not listed in the Orange Book. These additional lawsuits were subsequently consolidated with the action filed on November 22, 2010. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of the patents at issue in a lawsuit, and the District Court issued a Markman order construing the claims of the patents then involved in the litigation in September 2012. Two new patents, one covering a formulation of Xyrem and the other covering use of Xyrem for treatment of narcolepsy (Patent Nos. 8,263,650 and 8,324,275), or the ’650 patent and the ’275 patent, were issued in September 2012 and December 2012, respectively, and were listed in the Orange Book. In October 2012, we filed a new lawsuit in the District Court against Roxane in response to Roxane’s Paragraph IV Certification against the ’650 patent, or the ’650 case, and in December 2012, we filed a lawsuit in the District Court against Roxane alleging infringement of the ’275 patent, or the ’275 case. In April 2013, the District Court issued an order consolidating the three lawsuits and an order scheduling discovery and other deadlines for the consolidated case. Under the scheduling order, fact discovery concerning the ’650 and ’275 patents will remain open until September 2013, with Markman briefing concerning the ’650 and ’275 patents scheduled to occur between July and October 2013. Expert discovery involving all ten of the patents involved in the consolidated case is scheduled to begin following the issuance of any Markman order, and is expected to last approximately five and a half months. Although no trial date for the consolidated case has been scheduled, based on the scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired.
On December 10, 2012, we received a Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Amneal’s Paragraph IV Certification alleged that seven patents listed for Xyrem in the Orange Book are not infringed by Amneal’s proposed generic product. Amneal’s Paragraph IV Certification further alleged that an eighth patent listed in the Orange Book for Xyrem is invalid. On December 13, 2012, we received a supplemental Paragraph IV Certification alleging that a ninth patent listed in the Orange Book for Xyrem is invalid. On January 18, 2013, we filed a lawsuit against Amneal in response to Amneal’s Paragraph IV Certifications in the District Court. We are seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Amneal, FDA approval of Amneal’s ANDA will be stayed until the earlier of (i) June 10, 2015, which is 30 months after our receipt of Amneal’s Paragraph IV Certification on December 10, 2012, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the outcome of this matter. On August 2, 2013, we received a supplemental Paragraph IV Certification alleging that a tenth patent listed in the Orange Book for Xyrem would not be infringed by Amneal’s proposed generic product.
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
FazaClo ANDA Matters: Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008, against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the lawsuits. In May 2013, a decision was issued by the U.S. Patent and Trademark Office, or the USPTO, in one of the two reexamination proceedings, which held certain claims patentable. The other reexamination proceeding is still ongoing. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., whether there will be an appeal of the May 2013 USPTO decision, the outcome of such an appeal in the first reexamination proceeding, the outcome of the other reexamination proceeding, or when the stays will be lifted.
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

8. Shareholders’ Equity
The following table presents a summary of ordinary shares issued or repurchased and related cash proceeds and payments (in thousands):

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Shares	Cash	Shares	Cash
Proceeds from employee equity incentive and purchase plans and warrant exercises	1,080	$15,463	2,678	$18,573
Share repurchases	(846)	(53,578)	—	—
Employee withholding taxes related to share-based awards (1)	—	(1,597)	—	(25,299)
Azur Merger	—	—	12,360	—
Directors' deferred compensation plan	—	—	29	—
Totals	234	$(39,712)	15,067	$(6,726)
 ____________________

(1)
During the six months ended June 30, 2013, we paid $1.6 million of income tax withholdings on behalf of employees related to the net share settlement of vested RSUs. During the six months ended June 30, 2012, we paid $25.3 million of income tax withholdings on behalf of certain employees of Jazz Pharmaceuticals, Inc. related to the net share settlement of exercised share options in connection with the Azur Merger. The income tax withholdings paid were recorded as a reduction to additional paid-in capital.

Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. We initiated purchases under this program in May 2013. In the three and six months ended June 30, 2013, we spent a total of $53.6 million to repurchase 0.8 million of our ordinary shares at an average total purchase price, including commissions, of $63.32 per share. All ordinary shares repurchased by the company were canceled. As of June 30, 2013, the remaining amount authorized for share repurchases was $146.4 million.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$31,046	$31,046
Other comprehensive loss	(11,826)	(11,826)
Balance at June 30, 2013	$19,220	$19,220

During the six months ended June 30, 2013, other comprehensive loss reflects foreign currency translation adjustments which are primarily due to the strengthening of the U.S. dollar against the Euro.
Additional Paid in Capital
In April 2013, the Irish High Court approved a $1.6 billion reduction of the share premium account of Jazz Pharmaceuticals plc to offset its accumulated deficit, with the resulting reserve to be treated as distributable reserves of our parent company. This transaction impacted our parent company balance sheet only and had no impact on our U.S. GAAP consolidated balance sheet.

9. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative	$9,539	$4,232	$16,544	$6,637
Research and development	1,479	522	2,522	1,037
Cost of product sales	488	294	1,197	655
Total share-based compensation expense, pre-tax	11,506	5,048	20,263	8,329
Tax benefit from share-based compensation expense	(3,535)	—	(6,348)	—
Total share-based compensation expense, net of tax	$7,971	$5,048	$13,915	$8,329
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares underlying options granted (in thousands)	161	96	1,172	921
Grant date fair value	$27.53	$27.64	$27.72	$27.87
Black-Scholes option pricing model assumption information:
Volatility	58%	66%	59%	63%
Expected term (years)	4.4	5.2	4.4	5.2
Range of risk-free rates	0.5-0.8%	0.7-1.1%	0.5-0.8%	0.7-1.1%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RSUs granted (in thousands)	75	48	522	453
Grant date fair value	$59.43	$49.55	$59.00	$51.59
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of RSUs is recognized as expense ratably over the vesting period of four years.
As of June 30, 2013, compensation cost not yet recognized related to unvested share options and RSUs was $61.1 million and $47.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 3.2 years, respectively.

10. Related Party Transactions
In March 2013, we entered into an underwriting agreement with an underwriter and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriter 5.4 million of our ordinary shares, resulting in aggregate gross proceeds to the selling shareholders of approximately $314.4 million, before deducting underwriting discounts, commissions and other offering expenses. The selling shareholders included entities affiliated with certain members of our board of directors and one of our directors. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering and, consistent with our obligations under existing registration rights agreements with those shareholders, we paid expenses of approximately $0.5 million in connection with the offering.

11. Segment and Other Information
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Xyrem® (sodium oxybate) oral solution	$133,742	$89,097	$251,268	$162,534
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	44,860	6,007	86,676	6,007
Prialt® (ziconotide) intrathecal infusion	4,694	5,555	9,680	15,077
Psychiatry	11,764	19,789	29,414	37,487
Other	11,504	2,554	24,178	3,349
Product sales, net	206,564	123,002	401,216	224,454
Royalties and contract revenues	1,688	1,229	3,273	2,307
Total revenues	$208,252	$124,231	$404,489	$226,761
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$191,274	$119,440	$368,185	$215,710
Europe	13,074	3,172	27,436	9,086
All other	3,904	1,619	8,868	1,965
Total revenues	$208,252	$124,231	$404,489	$226,761

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Express Scripts	64%	69%	62%	68%
Accredo	18%	—%	17%	—%

The following table presents total long-lived assets by location (in thousands):

	June 30, 2013	December 31, 2012
Ireland	$3,528	$2,437
United States	6,895	4,451
Other	345	393
Total long-lived assets (1)	$10,768	$7,281
_________________________

(1)	Long-lived assets consist of property and equipment.

12. Restructuring
Termination Benefits
In June 2012, we initiated a restructuring plan to re-align certain support functions across the company following the Azur Merger and the EUSA Acquisition. In connection with this restructuring we incurred costs of severance for terminated employees as well as retention bonus costs for certain employees retained to assist with the transition process which was completed in June 2013. The one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits. We recorded costs related to these one-time termination benefits of $0.1 million and $1.0 million in the three and six months ended June 30, 2013, respectively, and $0.5 million in both the three and six months ended June 30, 2012, which are recorded within selling, general and administrative expenses in our condensed consolidated statements of income. To date, we have incurred one-time termination benefit costs under this plan of $3.8 million. We do not expect to incur any additional one-time termination benefit costs in connection with this plan.
Facility Closure Costs
In connection with our restructuring plan, we vacated our Langhorne, Pennsylvania facility in June 2013. We incurred facility closure costs of $0.4 million in both the three and six months ended June 30, 2013 for the remaining operating lease obligations related to this facility, net of estimated sublease rentals that could be reasonably obtained. Facility closure costs are recorded within selling, general and administrative expenses in our condensed consolidated statements of income. We do not expect to incur any additional facility closure costs in connection with this plan.

The following table summarizes the amounts related to restructuring for the six months ended June 30, 2013 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2012	$1,227	$—	$1,227
Costs incurred during the period	1,045	412	1,457
Cash payments	(1,404)	—	(1,404)
Balance at June 30, 2013	$868	$412	$1,280

The balance at June 30, 2013 was included within accrued liabilities in our condensed consolidated balance sheet.

13. Discontinued Operations
In 2012, we sold the women’s health business, a component of the acquired Azur Pharma business, to Meda Pharmaceuticals Inc. and Meda Pharma, Sàrl, or collectively, Meda. As part of the transaction, Meda purchased six women’s health products from us and offered positions to approximately 60 of our employees who directly supported the women’s health business.
Net revenue and loss from discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Product sales, net	$5,308	$11,192

Loss from discontinued operations (1)	$(3,968)	$(6,522)
____________________

(1)	There was no income tax on the loss from discontinued operations.

14. Income Taxes
Our income tax provision was $23.6 million and $41.2 million for the three and six months ended June 30, 2013, respectively, compared to $6.6 million and $12.1 million for the same periods in 2012. Our effective tax rate from continuing operations was 35.9% and 32.5% for the three and six months ended June 30, 2013, respectively, compared to 17.5% and 16.5% for the same periods in 2012. The increase in the effective tax rate was primarily due to a higher level of profits subject to U.S. federal and state income taxes in 2013, the release of a valuation allowance against substantially all of our U.S federal and state deferred tax assets in the fourth quarter of 2012 and a provision for income taxes on operations we acquired as part of the EUSA Acquisition. The effective tax rates for the 2013 periods were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, certain uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes, partially offset by benefits from certain originating income tax credits. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in Ireland, in the U.S. (both at the federal level and in various state jurisdictions) and in certain other foreign jurisdictions, all of which typically have three to four tax years open at any point in time. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2010, 2011 and 2012 and by the U.S. Internal Revenue Service for fiscal years 2010, 2011 and 2012 to the date of the Azur Merger. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change within the next 12 months.

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
We have made substantial progress in the execution of our strategy in the first half of 2013. In the three and six months ended June 30, 2013, our total net product sales increased by 68% and 79%, respectively, compared to the same periods in 2012. Sales of our lead product, Xyrem® (sodium oxybate) oral solution, increased 50% and 55% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Sales of Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside the United States, a product added to our portfolio as a result of the EUSA Acquisition, increased 36% and 32% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 on a pro forma basis. We expect total product sales will increase in 2013 over 2012 primarily due to growth in sales of Xyrem and Erwinaze.
On June 13, 2013, we amended our original credit agreement, dated June 12, 2012, with Barclays Bank PLC and certain other lenders. The amended credit agreement provides for $557.2 million principal amount of new term loans and a new revolving credit facility of $200.0 million that replaces the revolving credit facility of $100.0 million provided for under the original credit agreement. We used a portion of the proceeds from the new term loans to refinance in full the outstanding term loans under the original credit agreement in an aggregate principal amount of $457.2 million. The new term loans bear interest at a fluctuating rate which was 3.5% on June 30, 2013, as compared to an interest rate on the original term loans immediately prior to the refinancing of 5.25%.
In addition, in May 2013 we initiated purchases under a share repurchase program for up to $200 million of our ordinary shares. As of June 30, 2013, we spent a total of $53.6 million to repurchase our ordinary shares under this program. For a more detailed discussion regarding our amended credit agreement and share repurchase program, see “Liquidity and Capital Resources” below.
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

Oncology: Erwinaze, called Erwinase in markets outside the United States, a treatment for patients with acute lymphoblastic leukemia, or ALL, who have developed sensitivity to E. coli-derived asparaginase, and other products, including products for oncology supportive care;
Pain: Prialt® (ziconotide) intrathecal infusion, the only non-opioid intrathecal analgesic indicated for the management of severe chronic pain for patients who are intolerant of or refractory to other treatments; and
Psychiatry & Other: A portfolio of products, including FazaClo® (clozapine, USP) LD and FazaClo HD, orally disintegrating clozapine tablets indicated for treatment-resistant schizophrenia. In addition, in February 2013 the FDA approved a new drug application for VersaclozTM (clozapine, USP) oral suspension for treatment-resistant schizophrenia, which we have exclusive rights to market in the United States. We plan to launch Versacloz in 2014 following receipt of sufficient launch quantities of this product from our supplier.
We also commercialize a portfolio of other products outside of the United States. These products are primarily in the oncology, critical care and oncology supportive care therapeutic areas and include Caphosol® (supersaturated calcium phosphate rinse), Collatamp (lyophilized collagen implant impregnated with the aminoglycoside antibiotic gentamicin), Fomepizole, Kidrolase (Escherichia coli L-asparaginase) and Xenazine® (tetrabenazine).
Our worldwide footprint includes headquarters in Dublin, Ireland and multiple offices in the United States, the United Kingdom and other countries in Europe, with approximately 675 employees in twelve countries in July 2013. We intend that our operations will function as a platform for further growth, leveraging our commercial, medical and scientific experience to seek to maximize the potential of our existing products and expand our product portfolio through a combination of internal development, acquisition and in-licensing.
Our development pipeline projects currently include line extensions for existing products, the generation of additional clinical data for existing products and clinical development of new product candidates. These projects include:

•
Two clinical trials involving Erwinaze: an ongoing clinical trial evaluating the intravenous administration of Erwinaze in North America; and a planned clinical trial to further evaluate the use of Erwinaze in adolescents and young adults with ALL who are hypersensitive to E. coli-derived asparaginase, which is targeted to begin in late 2013.

•
Development programs for two clinical product candidates: a Phase 1 clinical trial in Europe of Asparec (mPEG-r-crisantaspase), a pegylated recombinant Erwinia asparaginase being developed for the treatment of patients with ALL with E. coli asparaginase hypersensitivity; and a Phase 3 clinical trial in Europe of Leukotac (inolimomab), an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute graft vs. host disease. We submitted an investigational new drug application to conduct studies relating to Asparec to the FDA in November 2012, and received FDA confirmation in December 2012 that we may proceed with the initial clinical study. In June 2013, the FDA granted Fast Track designation to the investigation of Asparec for ALL. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite the FDA’s review of a new drug candidate. Based on data from our ongoing Phase 1 study in adults in Europe, we are working with potential investigators to start our next study as quickly as possible.

•
Pre-clinical research and development work on JZP-386, a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem. We licensed JZP-386 from Concert Pharmaceuticals, Inc. in February 2013, for potential use in patients with narcolepsy. We plan to make a regulatory filing by the end of 2013 that, if approved, would allow the first study of JZP-386 in humans.

We expect that research and development expenses will be higher in 2013 compared to 2012 due to an increase in development activities and due to the inclusion of a full year of expense from the acquired Azur Pharma and EUSA Pharma businesses.
In the second half of 2013, we intend to continue to focus on executing our business strategy. We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy. For example, while we now have a more diversified product portfolio than in the past, our financial results remain significantly influenced by sales of Xyrem, which accounted for 65% and 63% of our net product sales in the three and six months ended June 30, 2013, respectively, and 65% for the year ended December 31, 2012. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights.
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
In addition, we are continuing our work on various regulatory matters, including our work with the FDA on updated documents that we have submitted to the FDA on our Xyrem Risk Management Program. The updated documents are intended to conform to current formatting requirements for a REMS required by law, as well as to make other updates to the program and its documentation. While we cannot predict the timing of finalization, or the final terms, of approved REMS documents for Xyrem, we expect that the FDA will require final REMS documents that will result in, or permit, modifications to aspects of the Xyrem Risk Management Program, which may include the ability to distribute Xyrem through more than one pharmacy. We also expect that the final REMS documents will include requirements that are not currently implemented in the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem.
Our financial results are increasingly influenced by sales of our second largest product, Erwinaze, which have continued to grow. Sales of Erwinaze/Erwinase accounted for 22% of our net product sales in both the three and six months ended June 30, 2013, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available through ongoing research and development activities. However, our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, a key challenge to our ability to maintain the current sales level and continue to increase sales is our need to assure sufficient supply of Erwinaze on a timely basis. We maintain very limited inventory of Erwinaze and, in 2013, our supply of Erwinaze has been nearly completely absorbed by demand for the product. While we have been able to resolve potential supply shortages and meet product demand to date, if our continued efforts are not successful, we could experience a disruption in the availability of Erwinaze to patients, which could negatively affect sales of Erwinaze. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to increase the supply of Erwinaze over the longer term to address expected growing worldwide demand, our ability to increase sales of Erwinaze may be limited by our ability to obtain an increased supply of the product.
The implementation of our strategy is also subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations. In addition to risks related to Xyrem and Erwinaze, other key challenges and risks that we face include risks and uncertainties related to:

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

•	the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors;

•	the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval;

•	our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and

•	possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following discussions of our results of continuing operations exclude the results related to the women’s health business sold in 2012 (see “Loss from Discontinued Operations” below for more information). This business has been segregated from continuing operations and reflected as a discontinued operation for the 2012 periods. The following table presents revenues and expenses from continuing operations for the three and six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2013	2012 (1)	(Decrease)	2013	2012 (1)	(Decrease)
Product sales, net	$206,564	$123,002	68%	$401,216	$224,454	79%
Royalties and contract revenues	1,688	1,229	37%	3,273	2,307	42%
Cost of product sales (excluding amortization of acquired developed technologies)	25,031	12,289	104%	52,251	20,033	161%
Selling, general and administrative	77,506	57,224	35%	148,034	101,580	46%
Research and development	9,250	2,321	299%	19,997	6,280	218%
Intangible asset amortization	19,399	12,970	50%	38,954	23,702	64%
Interest expense, net	(7,142)	(1,481)	382%	(14,541)	(1,450)	903%
Foreign currency loss	(385)	(240)	60%	(114)	(258)	(56%)
Loss on extinguishment and modification of debt	(3,749)	—	N/A(2)	(3,749)	—	N/A(2)
Income tax provision	23,605	6,593	258%	41,239	12,110	241%
 _________________________

(1)
Our financial results include the financial results of the historic Azur Pharma and EUSA Pharma businesses since the completion of the Azur Merger on January 18, 2012 and the EUSA Acquisition on June 12, 2012.

(2)	Comparison to prior period is not meaningful.
Product Sales, Net
The following table presents product sales for the three and six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Xyrem	$133,742	$89,097	50%	$251,268	$162,534	55%
Erwinaze/Erwinase	44,860	6,007	647%	86,676	6,007	1,343%
Prialt	4,694	5,555	(15%)	9,680	15,077	(36%)
Psychiatry	11,764	19,789	(41%)	29,414	37,487	(22%)
Other	11,504	2,554	350%	24,178	3,349	622%
Product sales, net	206,564	123,002	68%	401,216	224,454	79%
Royalties and contract revenues	1,688	1,229	37%	3,273	2,307	42%
Total revenues	$208,252	$124,231	68%	$404,489	$226,761	78%
Xyrem product sales increased in the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to a higher average net selling price in the 2013 periods, and to a lesser extent, increases in sales volume.  Price increases were instituted in 2012 and February 2013 based on market analysis. Xyrem product sales volumes increased by 12% and 14% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The sales volume increases were driven by an increase in the average number of patients on Xyrem and by a greater number of Xyrem patients who refilled their Xyrem prescriptions on schedule and who remained on therapy, which we believe resulted from our efforts to increase physician knowledge about Xyrem and to improve patient support services. In addition, we have seen higher growth in sales volume from new or previously infrequent physician prescribers who treat narcolepsy. We acquired Erwinaze/Erwinase in the EUSA Acquisition in June 2012. Erwinaze/Erwinase product sales increased in the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to the inclusion of product sales for the full reporting periods in 2013. Erwinaze/Erwinase product sales, on a pro forma basis, increased by 36% and 32% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to increases in sales volume. The sales volume increases were driven primarily by a growth in new treatment sites prescribing Erwinaze as well as existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase. Prialt product sales decreased in the three months ended June 30, 2013 compared to the same period in 2012, primarily due to decreases in sales volumes caused in part by our transition in May 2013 to an exclusive specialty pharmacy which is accessed through our centralized reimbursement and access program for Prialt. Prialt product sales decreased in the six months ended June 30, 2013 compared to the same period in 2012, primarily due to sales of $4.6 million to our European distributor in the six months ended June 30, 2012, but not in the same period in 2013, and to a lesser extent, decreases in sales volumes. Psychiatry product sales decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to the launch of a generic version of Luvox CR in March 2013. We expect total product sales will increase in 2013 over 2012 primarily due to growth in sales of Xyrem and Erwinaze, partially offset by decreases in sales of some of our other products. Achievement of increased product sales is subject to various risks, including the risk that we experience supply shortages for Erwinaze and are unable to meet product demand. See the discussion regarding Erwinaze supply issues in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to royalties from the acquired EUSA Pharma business. We expect royalty and contract revenue to increase slightly in 2013 as compared to 2012 primarily due to the inclusion of a full year of royalties from the acquired EUSA Pharma business.

Cost of Product Sales
Cost of product sales increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increased sales. Gross margin as a percentage of net product sales was 87.9% and 87.0% in the three and six months ended June 30, 2013, respectively, compared to 90.0% and 91.1% for the same periods in 2012, respectively. The decrease in our gross margin percentages was primarily due to a change in product mix with lower gross margins earned on products acquired in 2012. We expect our gross margin percentage to increase slightly in 2013 compared to 2012 primarily driven by a decrease in the amount of acquisition accounting inventory fair value step-up adjustments and also the different product mix in 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were higher in the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to: increases in salary and benefit related expenses (including share-based compensation expense) of $15.4 million and $30.2 million, respectively, driven primarily by the expansion of our business; increases in sales and promotional expenses of $4.6 million and $7.6 million, respectively, and increases in the change in fair value of the contingent consideration payable of $3.2 million and $7.7 million, respectively; partially offset by decreases in transaction, integration and restructuring expenses of $9.4 million and $13.5 million, respectively. We expect that selling, general and administrative expenses will be higher in 2013 than in 2012 due to the inclusion of a full year of expense with respect to the acquired EUSA Pharma business, increased headcount to support our larger, global organization and an increase in direct marketing spend on key products.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Personnel expenses	$4,869	$1,181	$9,339	$3,483
Clinical studies and outside services	3,727	989	9,234	2,347
Other	654	151	1,424	450
Total	$9,250	$2,321	$19,997	$6,280
Research and development expenses increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 by $6.9 million and $13.7 million, respectively, primarily due to increased clinical studies and related outside services costs and, to a lesser extent, costs incurred to develop new product candidates that we acquired in the EUSA Acquisition and the Azur Merger. Research and development expenses in the six months ended June 30, 2013 included upfront license fees of $4.0 million. In addition, research and development personnel expenses increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 by $3.7 million and $5.9 million, respectively.
A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this report.
Intangible Asset Amortization
We acquired finite-lived intangible assets in connection with the Azur Merger and the EUSA Acquisition that are expected to be amortized over their useful economic lives of two to 15 years. The increase in the amortization expense in the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to amortization relating to the intangible assets acquired in the EUSA Acquisition. We expect amortization expense in 2013 to increase substantially from 2012 due to the inclusion of a full year of amortization expense related to the intangible assets we acquired in the EUSA Acquisition.
Interest Expense, Net
Interest expense, net was higher in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to the inclusion of three and six months interest expense in 2013 on the original term loans we obtained under the original credit agreement in June 2012. We amended the credit agreement and refinanced the original term loans in June 2013. As of June 30, 2013, $557.2 million principal amount was outstanding on our new term loans under the amended credit agreement and the interest rate on the new term loans was 3.5%. We expect interest expense in 2013 to increase significantly from 2012 due to a higher average debt balance.
Foreign Currency Loss
Foreign currency loss in the three and six months ended June 30, 2013 related to the translation of foreign currency net monetary assets, including intercompany balances.
Loss on Extinguishment and Modification of Debt
We recorded a loss of $3.7 million in the three and six months ended June 30, 2013 in connection with the refinancing of the original term loans, which was comprised of $2.7 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $1.0 million related to new third party fees associated with modified debt.

Income Tax Provision
Our income tax provision was $23.6 million and $41.2 million for the three and six months ended June 30, 2013, respectively, compared to $6.6 million and $12.1 million for the same periods in 2012. Our effective tax rate from continuing operations was 35.9% and 32.5% for the three and six months ended June 30, 2013 compared to 17.5% and 16.5% for the same periods in 2012. The increase in the effective tax rate was primarily due to a higher level of profits subject to U.S. federal and state income taxes in 2013, the release of a valuation allowance against substantially all of our U.S federal and state deferred tax assets in the fourth quarter of 2012 and a provision for income taxes on operations we acquired as part of the EUSA Acquisition. The effective tax rates for the 2013 periods were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, certain uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes, partially offset by benefits from certain originating income tax credits. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Loss from Discontinued Operations
In 2012, we sold our women’s health business. Net revenue and loss from discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Product sales, net	$5,308	$11,192

Loss from discontinued operations (1)	$(3,968)	$(6,522)
_________________________

(1)	There was no income tax on the loss from discontinued operations.

Non-GAAP Financial Measures
To supplement our financial results presented on a GAAP basis, we use certain non-GAAP adjusted financial measures as shown in the table and footnotes below. We believe that these non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us during 2012. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP measures. In addition, we believe that the use of these non-GAAP measures enhances the ability of investors to compare our results from period to period. The adjusted financial measures, as used by us in this report, may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income measures exclude from GAAP income from continuing operations, as applicable, intangible asset amortization, share-based compensation expense, acquisition accounting inventory fair value step-up adjustments, transaction and integration costs, restructuring charges, change in fair value of contingent consideration, upfront license fees, depreciation expense, loss on extinguishment and modification of debt and other non-cash expense, and adjust the income tax provision to the estimated amount of taxes payable in cash.

A reconciliation of GAAP income from continuing operations to adjusted net income, a non-GAAP financial measure, and related per share amounts is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP income from continuing operations	$42,185	$31,113	$85,610	$61,348
Intangible asset amortization	19,399	12,970	38,954	23,702
Share-based compensation expense	11,506	5,048	20,263	8,329
Acquisition accounting inventory fair value step-up	1,086	3,032	2,631	4,340
Transaction and integration costs	711	10,094	1,733	16,189
Restructuring charges	508	547	1,457	547
Change in fair value of contingent consideration	3,400	200	7,900	200
Upfront license fees	—	—	4,000	—
Depreciation	595	—	1,170	—
Loss on extinguishment and modification of debt	3,749	—	3,749	—
Other non-cash expense	1,193	267	2,422	309
Income tax adjustments (1)	3,977	2,897	2,845	2,897
Adjusted net income (2)	$88,309	$66,168	$172,734	$117,861

GAAP income from continuing operations per diluted share	$0.69	$0.51	$1.39	$1.03
Adjusted net income per diluted share (2)	$1.43	$1.09	$2.81	$1.99
Shares used in computing GAAP income from continuing operations and adjusted net income per diluted share amounts	61,568	60,554	61,541	59,319
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(2)	Adjusted net income and adjusted net income per diluted share as used in this report exclude the impact of discontinued operations.

Liquidity and Capital Resources
As of June 30, 2013, we had cash and cash equivalents of $504.3 million and borrowing availability under the revolving credit facility of $200.0 million. We generated cash flows from operations of $74.6 million during the six months ended June 30, 2013, and we expect to continue to generate positive cash flow from operations. We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations, to fund our share repurchase program and to meet our existing obligations for the foreseeable future, including our obligations under the amended credit agreement and a potential contingent payment of $50.0 million which we agreed to in connection with the EUSA Acquisition if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
On June 13, 2013, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly-owned subsidiaries, as borrowers, entered into an amendment of our original credit agreement, dated as of June 12, 2012, with Barclays Bank PLC, as administrative agent, and certain other lenders.

The amended credit agreement provides for $557.2 million principal amount of new term loans and a revolving credit facility of $200.0 million that replaces the revolving credit facility of $100.0 million provided for under the original credit agreement. We used a portion of the proceeds from the new term loans to refinance in full the outstanding term loans under the original credit agreement in an aggregate principal amount of $457.2 million. We expect that the remaining proceeds from the new term loans and the proceeds from future loans under the revolving credit facility, if any, will be used for general corporate purposes, including business development activities. The new term loans have the same June 12, 2018 maturity date that was applicable to the original term loans. Future loans under the new revolving credit facility, if any, will have the same June 12, 2017 maturity date that was applicable under the original credit agreement.
The new term loans bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 2.75% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.75% per annum (subject to a 1.75% prime rate floor). Borrowings under the new revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The new revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio.
We may make voluntary prepayments of principal at any time without payment of a premium, except that a 1% premium would apply to any repricing of the new term loans effected on or prior to December 13, 2013. We are required to make mandatory prepayments of the new term loans (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), (3) beginning with the fiscal year ending December 31, 2014, 50% of our excess cash flow as defined in the amended credit agreement (subject to decrease to 25% if our secured leverage ratio is equal to or less than 2.25 to 1.00 and greater than 1.25 to 1.00 or 0% if our secured leverage ratio is equal to or less than 1.25 to 1.00), and (4) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).
Principal repayments of the new term loans are due quarterly beginning in September 2013 and are equal to 1.0% of the original principal amount with any remaining balance payable on the final maturity date.
We had not borrowed under the original revolving credit facility and, as of June 30, 2013, we had not borrowed under the new revolving credit facility. As of June 30, 2013, the interest rate on the new term loans was 3.5%.
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
To continue to grow our business over the longer term, we will need to commit substantial resources to one or more of product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Accordingly, we may again seek to raise additional funds to license or acquire additional products, product candidates or companies or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under our credit agreement could be required for certain potential financings.
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. We initiated purchases under this program in May 2013. In the three and six months ended June 30, 2013, we spent a total of $53.6 million to repurchase 0.8 million of our ordinary shares at an average total purchase price, including commissions, of $63.32 per share. All ordinary shares repurchased by the company were canceled. As of June 30, 2013, the remaining amount authorized for share repurchases was $146.4 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$74,609	$101,264
Net cash used in investing activities	(6,010)	(478,734)
Net cash provided by financing activities	50,589	450,428
Effect of foreign currency exchange rates on cash and cash equivalents	(2,077)	(491)
Net increase in cash and cash equivalents	$117,111	$72,467
Net cash provided by operating activities of $74.6 million for the six months ended June 30, 2013 related to net income of $85.6 million, adjusted for non-cash items of $70.1 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $81.1 million of net cash outflow related to changes in operating assets and liabilities which included an increase in accounts receivable of $39.0 million primarily related to a pre-negotiated change in payment terms with a large customer in connection with the elimination of a prompt pay discount as well as the impact of income tax payments. Net cash provided by operating activities of $101.3 million for the six months ended June 30, 2012 related to net income of $54.8 million, adjusted for non-cash items of $39.0 million primarily related to intangible asset amortization and share-based compensation expense, and $7.4 million of net cash inflow related to changes in operating assets and liabilities.
Net cash used in investing activities for the six months ended June 30, 2013 related to purchases of property and equipment and acquisition of intangible assets. Net cash used in investing activities for the six months ended June 30, 2012 primarily related to funding the EUSA Acquisition, partially offset by net proceeds from the sales and maturities of investments of $75.8 million.
Net cash provided by financing activities for the six months ended June 30, 2013 primarily related to net proceeds of $553.4 million from our new term loans and proceeds of $15.5 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by repayments totaling $463.1 million for the full principal amount outstanding under the original term loans and $53.6 million used to repurchase our ordinary shares under our share repurchase program. Net cash provided by financing activities for the six months ended June 30, 2012 primarily related to net proceeds of $450.9 million from the original term loans and proceeds of $18.6 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by payments totaling $25.3 million of income tax withholdings on behalf of certain employees related to the net share settlement of exercised share options in connection with the Azur Merger.

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loans—principal	$557,188	$5,572	$11,144	$540,472	$—
Term loans—interest (2)	96,561	20,620	38,857	37,084	—
Purchase obligations (3)	36,478	34,518	400	400	1,160
Operating lease obligations (4)	28,700	8,652	15,359	4,611	78
Revolving credit facility (5)	3,042	796	1,523	723	—
Contingent consideration obligation (6)	50,000	50,000	—	—	—
Total	$771,969	$120,158	$67,283	$583,290	$1,238
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

(2)
In June 2013, we entered into an amendment of our original credit agreement that provides for new term loans in an aggregate principal amount of $557.2 million, which mature in June 2018, and a $200.0 million revolving credit facility, which matures in June 2017. In June 2013, we borrowed $557.2 million under the new term loans. The interest rate was 3.5% at June 30, 2013, which we used to estimate interest owed on the new term loans until the final maturity date.

(3)	Consists primarily of non-cancelable commitments to third party manufacturers.

(4)
Includes the minimum lease payments for our office buildings and automobile lease payments for our sales force. In April 2013, we entered into a new operating lease agreement for additional office space in Palo Alto for a term of three years with an option to extend for one additional year.

(5)
The revolving credit facility described in note (2) has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.375% and assumed undrawn amounts of $200.0 million to estimate commitment fees owed. No amount was borrowed under the revolving credit facility as of June 30, 2013.

(6)
This amount represents a contingent payment of $50.0 million that we agreed to make if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The amount set forth in the table has not been probability adjusted or discounted. The fair value of this contingent consideration as of June 30, 2013 was $42.7 million and was recorded as a current liability on our condensed consolidated balance sheet.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Rate Risk. In June 2013, we entered into an amended credit agreement that provides for $557.2 million principal amount of new term loans and a revolving credit facility of $200.0 million. We used a portion of the new term loans to refinance in full the outstanding term loans under our original credit agreement in an aggregate principal amount of $457.2 million. We are exposed to risks associated with changes in interest rates in connection with our new term loans. Our indebtedness outstanding under our new term loans is subject to a LIBOR floor of 0.75%. Currently LIBOR rates are below the floor of 0.75%, and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor. Based on variable rate debt levels of $557.2 million as of June 30, 2013, a 1.0% change in interest rates, above the LIBOR floor, would increase net interest expense for the remainder of 2013 by approximately $2.8 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the United States Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem® (sodium oxybate) oral solution. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Two additional method of use patents covering the distribution system for Xyrem were issued in December 2010 and February 2011, respectively, and were listed in the Orange Book, and we filed lawsuits against Roxane in February 2011 and again in May 2011 to include these additional patents in the litigation in response to Roxane’s Paragraph IV Certifications against each of these patents, and also to include another issued patent in the litigation which is not listed in the Orange Book. These additional lawsuits were subsequently consolidated with the action filed on November 22, 2010. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of the patents at issue in a lawsuit, and the District Court issued a Markman order construing the claims of the patents then involved in the litigation in September 2012. Two new patents, one covering a formulation of Xyrem and the other covering use of Xyrem for treatment of narcolepsy (Patent Nos. 8,263,650 and 8,324,275), or the ’650 patent and the ’275 patent, were issued in September 2012 and December 2012, respectively, and were listed in the Orange Book. In October 2012, we filed a new lawsuit in the District Court against Roxane in response to Roxane’s Paragraph IV Certification against the ’650 patent, or the ’650 case, and in December 2012, we filed a lawsuit in the District Court against Roxane alleging infringement of the ’275 patent, or the ’275 case. In April 2013, the District Court issued an order consolidating the three lawsuits and an order scheduling discovery and other deadlines for the consolidated case. Under the scheduling order, fact discovery concerning the ’650 and ’275 patents will remain open until September 2013, with Markman briefing concerning the ’650 and ’275 patents scheduled to occur between July and October 2013. Expert discovery involving all ten of the patents involved in the consolidated case is scheduled to begin following the issuance of any Markman order, and is expected to last approximately five and a half months. Although no trial date for the consolidated case has been scheduled, based on the scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired.
On December 10, 2012, we received a Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Amneal’s Paragraph IV Certification alleged that seven patents listed for Xyrem in the Orange Book are not infringed by Amneal’s proposed generic product. Amneal’s Paragraph IV Certification further alleged that an eighth patent listed in the Orange Book for Xyrem is invalid. On December 13, 2012, we received a supplemental Paragraph IV Certification alleging that a ninth patent listed in the Orange Book for Xyrem is invalid. On January 18, 2013, we filed a lawsuit against Amneal in response to Amneal’s Paragraph IV Certifications in the District Court. We are seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Amneal, FDA approval of Amneal’s ANDA will be stayed until the earlier of (i) June 10, 2015, which is 30 months after our receipt of Amneal’s Paragraph IV Certification on December 10, 2012, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the outcome of this matter. On August 2, 2013, we received a supplemental Paragraph IV Certification alleging that a tenth patent listed in the Orange Book for Xyrem would not be infringed by Amneal’s proposed generic product.
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
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008, against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the lawsuits. In May 2013, a decision was issued by the U.S. Patent and Trademark Office, or the USPTO, in one of the two reexamination proceedings, which held certain claims patentable. The other reexamination proceeding is still ongoing. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., whether there will be an appeal of the May 2013 USPTO decision, the outcome of such an appeal in the first reexamination proceeding, the outcome of the other reexamination proceeding, or when the stays will be lifted.
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
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 65% of our net product sales for the three months ended June 30, 2013 and 65% of our net product sales for the year ended December 31, 2012. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2010 to 2011 and from 2011 to 2012, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2013, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem;

•
changed or increased regulatory restrictions, including changes to our risk management program and the terms of the final risk evaluation and mitigation strategy, or REMS, documents for Xyrem, as discussed in more detail in the risk factors below;

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
A generic manufacturer would need to obtain quota from the DEA in order to manufacture both the active pharmaceutical ingredient and the finished product for a generic version of Xyrem. The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Until 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for each of 2012 and 2013, our supplier has been allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient.  Moreover, the proposed 2014 aggregate quota for the active pharmaceutical ingredient recently published by the DEA is significantly higher than the published 2013 aggregate quota and the amount that will be required by our supplier to meet our needs for Xyrem. Consequently, a generic manufacturer may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In addition, our supplier was initially allocated only a portion of the requested quota for 2013 to make the active pharmaceutical ingredient of Xyrem.  Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the requested quota to make finished product.  As a result, both our active pharmaceutical ingredient supplier and our finished product manufacturer have had to request and justify increased quotas from the DEA for 2013. Those requests were partially granted. While we believe that both our active pharmaceutical ingredient supplier and our finished product manufacturer have now obtained sufficient quotas from the DEA to meet our needs for 2013, we cannot assure you that sufficient quotas will be received in the future to meet our needs, and if we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
Accordingly, from time to time we may face pressure to license or share our Xyrem Risk Management Program, or elements of it, with generic competitors. We cannot predict the outcome or impact on our business of any future action that may be taken by a third party to seek to license or share our REMS , or the FDA’s response to a certification that a third party has been unable to obtain a license. We also cannot predict the outcome or impact on our business of any discussions with any ANDA applicant with respect to the potential creation of a single shared system. Furthermore, if we do not share our REMS with a generic competitor within a time frame that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow the generic competitor to market a generic drug with a REMS that does not include the same elements in our

Xyrem deemed REMS or, when the Xyrem REMS documents are approved, with a separate REMS that includes different, but comparable, ETASU.
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
In October 2011, we received a warning letter from the FDA regarding certain aspects of our adverse event reporting system for Xyrem and drug safety procedures related to the unreported deaths uncovered in April 2011.  In May 2012, we received a Form FDA 483 after a follow-up inspection in May 2012, which noted the FDA’s observations with respect to certain aspects of our adverse event reporting system for Xyrem and drug safety procedures.  We completed the actions and submitted the data that we believed were required to address the observations in the May 2012 Form FDA 483 and the matters raised in the 2011 warning letter, and earlier this year we submitted a request to the FDA to close out the warning letter.  In August 2013, we received a close-out letter from the FDA.  The FDA issues a close-out letter once the FDA has completed an evaluation of corrective actions undertaken in response to a warning letter and concluded, based on the FDA’s evaluation, that the company subject to the warning letter has taken corrective action to address the violations contained in the warning letter.  We believe that the close-out letter also reflects the completion of the FDA’s review of the corrective actions required to address the observations in the May 2012 Form FDA 483.
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the FDA’s or any other regulatory authority’s satisfaction could result in such regulatory authorities taking actions in the future, which could have a material and adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. See also the risk factor in this Item 1A entitled “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.”
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
Risks Relating to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other marketed products, and our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we have a portfolio of marketed products, including Erwinaze® (asparaginase Erwinia chrysanthemi) (called Erwinase® in markets outside the United States) and Prialt® (ziconotide) intrathecal infusion. Erwinaze, a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze is exclusively licensed to us, and manufactured for us, by Public Health England, a U.K. national executive agency, or PHE, and was approved by the FDA under a biological license application, or BLA, in November 2011 and launched in the U.S. market in the same month. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere.
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
Prialt, an intrathecally administered infusion of ziconotide, was approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. We face many challenges in maintaining and growing sales of Prialt, including acceptance of intrathecal administration by patients and physicians and challenges for physicians with timely reimbursement for use of Prialt. In addition, the FDA has required that the label for Prialt include a boxed warning regarding the risk of psychiatric symptoms and neurological impairment. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote Prialt, which could negatively impact Prialt sales. In May 2013, we completed the roll-out of the NAVIGATOR Reimbursement and Access ProgramTM, a centralized program that provides a single point of access to Prialt, and transitioned to a centralized distribution system for Prialt through an exclusive distributor and pharmacy. In connection with the transition to and implementation of the new distribution system, we have experienced, and may continue to experience in the near future, some interruption in product sales.
Failure to maintain or increase prescriptions and revenue from sales of our marketed products, including Erwinaze and Prialt, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our marketed products, and we cannot assure you that price adjustments will not negatively affect our sales volumes. In addition, sales of Erwinaze may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors, and it may be difficult for us or investors to estimate Erwinaze revenue until we have more experience selling the product. The market price of our ordinary shares may decline if the sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
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
We maintain very limited inventories of certain of our products, including Xyrem and Erwinaze, as well as the ingredients or raw materials used to make our products. Our limited inventory puts us at significant risk of not being able to meet product demand. During 2013, our supply of Erwinaze has been nearly completely absorbed by demand for the product. While we have been able to resolve potential supply shortages and meet product demand to date, the most recent batch that was manufactured did not meet certain related specifications for the product. We believe that we have identified the cause of the failure of the most recent batch to meet these specifications, and our manufacturer has implemented steps that we believe should avoid a similar problem in future batches. We are currently implementing a plan to use all or a portion of the most recent batch in certain markets under special handling instructions that we anticipate will avoid a disruption in the availability of Erwinaze to patients this year. However, if our efforts are not successful, we could experience a temporary supply interruption later in 2013. In addition, other difficulties or delays in production, such as those described elsewhere in this risk factor, could result in supply interruptions in the future. If our suppliers and manufacturers, including any new suppliers without a track record of meeting our supply needs, for any reason do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of our products or product candidates, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
Erwinaze is licensed to us, and manufactured for us, by PHE, which is our sole supplier for Erwinaze. During the review and approval process by the FDA of the BLA for Erwinaze, EUSA Pharma Inc., or EUSA Pharma, agreed to a number of post-marketing commitments related to the manufacture of Erwinaze by PHE. In the past, there has been a disruption of supply of Erwinase in the European market due to manufacturing challenges. Failure by PHE to comply with regulatory requirements, including follow through on manufacturing-related post-marketing commitments that are part of the BLA approval and monitored by the FDA, could adversely affect its ability to supply Erwinaze to us and could result in FDA approval being revoked or product recalls, either of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and PHE may charge us more to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
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
The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, our supplier of sodium oxybate, as well as our finished product manufacturer, must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and Xyrem manufacturer are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For 2013, our supplier was initially allocated only a portion of the requested quota to make the active pharmaceutical ingredient of Xyrem.  Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the requested quota to make finished product.  As a result, both our active pharmaceutical ingredient supplier and our finished product manufacturer have had to request and justify increased quotas from the DEA for 2013. Those requests were partially granted. While we believe that both our active pharmaceutical ingredient supplier and our finished product manufacturer have now obtained sufficient quotas from the DEA to meet our needs for 2013, we cannot assure you sufficient quotas will be received in the future to meet our needs, and if we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
We have grown rapidly, and our business and corporate structure has become substantially more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of our company and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of the transactions we completed in 2012, our financial statements and results of operations in 2012 and in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial experience in international markets and may not achieve the results that we or our shareholders expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 675 in July 2013. This includes employees in twelve countries in North America and Europe, a European commercial presence, and a complex distribution network for products in Europe and additional territories. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, because we are conducting a larger portion of our business outside of the United States, we are now subject to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

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
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB. In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Any adverse publicity associated with price increases of our products or any products distributed by other pharmaceutical companies could negatively affect market acceptance of our products.
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
Conducting clinical trials is costly and time consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
We expect to continue to increase our research and development organization to pursue targeted development activities in 2013. We have several development pipeline projects, including the development of two clinical product candidates: Asparec (mPEG-r-crisantaspase), which is in a Phase 1 clinical trial in Europe; and Leukotac (inolimomab), which is in a Phase 3 clinical trial also in Europe. We obtained a worldwide exclusive license for JZP-386, a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, from Concert Pharmaceuticals, Inc. in February 2013. Pre-

clinical research and development work has been initiated on this compound for potential use in patients with narcolepsy. We plan to make a regulatory filing by the end of 2013 that, if approved, would allow the first study of JZP-386 in humans. We also intend to pursue clinical development of other product candidates that we may acquire or in-license in the future. Significant clinical, development and financial resources will be required to progress these product candidates to obtain necessary regulatory approvals and to develop them into commercially viable products. We have not been successful in developing any product candidates that received FDA approval in the past. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, or potentially even to continue to receive modest revenue being generated as a result of sales under a named patient program, such as in the case of Leukotac, and we will not receive any return on our investment from that product candidate.
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
We are currently undertaking a Phase 1 clinical trial of Asparec in Europe. Under our license agreement with Alizé Pharma II, or Alizé, under which we obtained rights to develop and commercialize Asparec, we are subject to contractual obligations to meet certain development milestones within certain timeframes. Our ability to meet each of these milestones is uncertain, and depends upon a number of factors, including our ability to obtain clinical material and to develop a clinical program meeting the development requirements of both the FDA and European regulatory authorities in a timely fashion. If our development activities are delayed for any reason and we fail to meet our licensing obligations to Alizé, we may lose our rights to develop and commercialize Asparec. We submitted an investigational new drug application, or IND, to conduct studies relating to Asparec to the FDA in November 2012, and received FDA confirmation in December 2012 that we may proceed with the initial clinical study. In June 2013, the FDA granted Fast Track designation to the investigation of Asparec for ALL. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite the review of a new drug candidate. Based on data from our ongoing Phase 1 study in adults in Europe, we are working with potential investigators to start our next study as quickly as possible. Although we have obtained Fast Track designation from the FDA for Asparec, receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures, and Fast Track designation may be withdrawn by the FDA at any time. In addition, Fast Track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that Asparec will receive any regulatory approvals.
Our development pipeline projects include not only new product candidates, but also projects involving line extensions for existing products and the generation of additional clinical data for existing products. For example, we are conducting a clinical trial evaluating the intravenous administration of Erwinaze in North America, to generate support for approval for the intravenous administration of Erwinaze, which is intended to provide more convenient dosing for patients. We also plan to conduct a clinical trial to evaluate the use of Erwinaze in adolescents and young adults with ALL who are hypersensitive to E. coli-derived asparaginase, which is targeted to begin in late 2013. These development efforts may not be successful, and any adverse events or other information generated during the course of our studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency, which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA, our licensor and whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr Laboratories (one of the three generic manufacturers) and Teva, which had acquired Barr Laboratories, entered into an agreement settling the patent litigation and granting an affiliate of Teva a license of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicenses for FazaClo LD commenced in July 2012; the sublicense for FazaClo HD will commence in May 2015 or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV certification notice from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012, which is having a negative impact on our sales of FazaClo LD and, to some extent, FazaClo HD and is expected to continue to do so.
The two formulation patents covering FazaClo LD and FazaClo HD that we license from CIMA are under reexamination by the U.S. Patent and Trademark Officer, or the USPTO, and both of the reexamination proceedings have proceeded to appeal at the USPTO. In May 2013, a decision was issued in one of the two reexamination proceedings, which held certain claims to be patentable. The other reexamination proceeding is still ongoing. It is currently not possible to predict whether there will be an appeal of the May 2013 USPTO decision in the first reexamination proceeding to the Court of Appeals for the Federal Circuit, or the D.C. Circuit Court, the outcome of such an appeal, or the outcome of the second reexamination proceeding. Any decision on the part of the USPTO or by the D.C. Circuit Court on appeal that results in one or both of the patents being fully or partly invalidated could accelerate the entry of additional generic competitors for FazaClo LD and FazaClo HD.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed and prosecuted and may also affect patent litigation. The final substantive provisions of the Leahy-Smith Act, including the first to file system, became effective on March 16, 2013. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. For example, since Erwinaze has no patent protection, one method of protection is to rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. Another method of protection is regulatory exclusivity. Erwinaze, as a biologic product approved under a BLA, is subject to the U.S. Biologics Price Competition and Innovation Act, or the BPCIA. The BPCIA establishes a period of twelve years of data exclusivity for reference products in order to preserve incentives for future innovation, protecting data included by the applicant in a BLA by prohibiting others from gaining FDA approval based in part on reliance on, or reference to, the data in the BLA during a twelve-year period. The FDA is in the process of implementing the BPCIA and has not established final guidelines for administering the review and approval of applications for data exclusivity. Although we expect that Erwinaze would receive data exclusivity in the United States through 2023 under the BPCIA, we cannot assure you that it will receive this exclusivity. While Erwinaze has orphan drug marketing exclusivity for a seven-year period from its FDA approval in the United States until November 2018, and is expected to receive data exclusivity in the United States through 2023 under the BPCIA, it is possible that a potential competitor might obtain earlier approval from the FDA based upon an approval application that does not rely on or refer to data in our BLA for Erwinaze. In the European Union, or EU, the regulatory data protection and thus regulatory exclusivity period for Erwinaze has lapsed. This also means that any new marketing authorizations for Erwinaze in other EU member states will not receive any regulatory data protection. If a biosimilar product to Erwinaze is approved in the future in the United States or in other countries where it is sold, a significant percentage of the prescriptions written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, although there are patent applications for Asparec pending in the United States and many other countries, it is not yet covered by any issued patents. Asparec was granted orphan drug designation by the FDA subject to certain conditions. In addition, the FDA has not yet clarified whether Asparec is eligible to receive data exclusivity under the BPCIA. If we fail to obtain orphan drug marketing exclusivity and/or data exclusivity, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to Asparec, including protection by one or more issued patents, Asparec would be subject to competition from a biosimilar product, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.*
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. We have filed multiple U.S. patent applications and non-U.S. counterparts, and may file additional U.S. and non-U.S. patent applications related thereto. There can be no assurance that any issued patents we own or control will provide sufficient protection to conduct our business as presently conducted or as proposed to be conducted. Moreover, for a variety of reasons, including the existence of relevant prior research performed and the existence of conflicting patent applications submitted in the same manner or similar fields, there can be no assurance that any patents will issue from the patent applications owned by us, or that we will remain free from infringement claims by third parties.
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a court will decide that these patents are not valid or infringed and that we do not have the right to stop the other party from using the patented subject matter. There is also the risk that, even if the validity of these patents is upheld and infringement of these patents found, the court will refuse to stop the other party on the grounds that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against the generic manufacturers who delivered Paragraph IV certifications to us with respect to Xyrem and FazaClo LD. See Item 1 “Legal Proceedings.” We cannot assure you that these, or other lawsuits we may file in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.
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
In the pharmaceutical and life sciences industry, like other industries, it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this.
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
Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall, which could impact our sales, business and financial condition. Where patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Healthcare Reform Act, including the employer mandate. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.
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
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.*
Oversight by FDA and Equivalent Non-U.S. Regulatory Authorities
We are subject to significant ongoing regulatory obligations with respect to our marketed products, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, research, testing, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, recordkeeping, importing and exporting of our products are, and any of our product candidates that may be approved by the FDA or European and other non-U.S. regulatory authorities will be, subject to extensive and ongoing regulatory requirements. These requirements apply both to us and to third parties we contract with to perform services and supply us with products. Failure by us or any of our third party partners, including suppliers, manufacturers and distributors and our respective central pharmacies for Xyrem and for Prialt, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, withdrawal of product approval, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions; suspension of licenses, civil penalties and/or criminal prosecution, any of which could have a significant impact on our sales, business and financial condition.
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
The FDA requires advertising and promotional labeling to be truthful and not misleading, and products to be marketed only for the approved indications and in accordance with the provisions of the approved label. The FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications are not final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. For example, in September 2012, we received a warning letter from the FDA related to a direct-to-consumer patient brochure for FazaClo. We were no longer using the allegedly violative promotional materials at the time we received the letter, but reviewed all of our other promotional materials for FazaClo in accordance with the letter. We agreed with the FDA on plans for correcting the promotional materials and disseminating the corrective messages to healthcare providers, patients and consumers and began implementation of the corrective actions in accordance with the agreed-upon plans in February 2013. We believe that we have taken necessary actions required to fully address the agency’s concerns. However, there can be no assurance that the FDA will agree with our assessment. The FDA could take further action, could require us to take further action, with respect to our FazaClo promotional materials, or could otherwise conclude we have not taken all appropriate corrective actions with respect to the warning letter. The FDA or other regulatory authorities may disagree with our response to the warning letter or challenge other of our promotional materials or activities in the future, through additional enforcement action, which may have a negative impact on our sales and/or may subject us to financial or other penalties.
The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, a predecessor company to Jazz Pharmaceuticals, Inc. was investigated for off-label promotion of Xyrem, and, while Jazz Pharmaceuticals, Inc. was not prosecuted, as part of the settlement Jazz Pharmaceuticals, Inc. entered into a corporate integrity agreement with the Office of Inspector General, U.S. Department of Health and Human Services, which extended through mid-2012. The investigation resulted in significant fines and penalties, which Jazz Pharmaceuticals, Inc. has paid, and the corporate integrity agreement required us to maintain a comprehensive compliance program. For all of our products, it is important that we maintain a comprehensive compliance program. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
Various U.S. state agencies traditionally oversee pharmaceutical compounding activities. Compounded drugs are made by certain pharmacies, typically by combining, mixing or altering ingredients of a drug to make a formulation that is not readily available to patients and/or approved by the FDA. A number of problems have been associated with the making and use of compounded drugs, including product contamination, product toxicity, product instability and impaired performance of medical devices used to deliver drugs. Improperly compounded products can pose serious public health issues, as evidenced by the October 2012 fungal meningitis outbreak in the United States which was traced to compounded drugs from the New England Compounding Center. Pharmaceutical products administered intrathecally, such as Prialt, are frequently compounded with other products by pharmacies, a process over which we have no control. If any of our products are used in compounded drugs, we may have exposure to claims by patients treated with compounded formulations containing our products and to regulatory action by relevant government agencies. Any such claims or regulatory actions could result in harm to our reputation and have a negative effect on our business. In addition, since late 2012, there have been increased legislative and enforcement activities on the federal level, including proposed federal legislation to give the FDA greater authority over compounding operations. We cannot predict impact on our business of any such new legislation.
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
The U.S. Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Additional states are considering or recently have considered similar proposals. Non-U.S. governments often have similar regulations which we also will be subject to in those countries where we market and sell products.
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act of 2010, or the UK Bribery Act. The FCPA generally prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits companies which do business with the United Kingdom and their employees and representatives from giving, offering, or promising bribes to any person, including non-UK government officials, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies may be held liable for failing to prevent employees and persons associated with the company from violating the Act. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and the Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. We have ongoing efforts that are designed to ensure our compliance with these laws, including training, policies, procedures, and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Any violation of these laws may result in civil and criminal penalties, and could have a material adverse impact on our business.
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU member states may interpret the directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration and, if adopted, could lead to additional and stricter requirements and penalties in the event of non-compliance.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we are required to charge certain safety-net providers under the 340B drug discount program.
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
Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies, it also must participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies – the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard – at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
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
In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, or TMA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs is listed on a Section 703 Agreement with TMA under which we have agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. Companies are required to list their innovator products on Section 703 Agreements in order for those products to be eligible for DoD formulary inclusion. The formula for determining the rebate is established in the regulations and our Section 703 Agreement and is based on the difference between the Annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).
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
Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.*
In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with such studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part. In addition, third party payors draw on diagnostic criteria to establish reimbursement guidelines. Meaningful changes to the diagnostic criteria for narcolepsy are included in the recently published fifth edition of the Diagnostic and Statistical Manual of Mental Disorders (DSM-5) and are expected to be included in the third edition of International Classification of Sleep Disorders (ICSD-3), which is due to be published later in 2013. As a result, third party payors may make changes to the coverage and reimbursement for our products, which may have a negative impact on revenues from Xyrem. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. For example, because some of our products compete in a market with both branded and generic products, reimbursement by government and private payors may be more challenging than for new chemical entities. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to effectively commercialize our products.
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
We expect to experience pricing pressure in the United States in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In various European countries we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in July 2013, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments will not negatively affect our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of June 30, 2013, we had approximately $557.2 million in secured debt outstanding, all of which was incurred under our credit agreement originally entered into in connection with the EUSA Acquisition in June 2012 and subsequently amended in June 2013, which is referred to in this report as the amended credit agreement. Our debt may:

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
Covenants in the amended credit agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.*
In June 2013, we entered into the amended credit agreement which provides for a tranche of term loans in the aggregate principal amount of approximately $557.2 million due in June 2018 and a $200.0 million revolving credit facility, with any loans under such revolving credit facility due in June 2017. The amended credit agreement contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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
The amended credit agreement also includes, among other financial covenants, a financial covenant that requires us to maintain a maximum secured leverage ratio. Our ability to comply with this financial covenant may be affected by events beyond our control. Our failure to comply with any of the covenants could result in a default under the amended credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the lenders under the amended credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
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
One of our corporate goals is to continue to expand our business through the licensing, acquisition and/or development of additional marketed or close to approval products and specialty product candidates. We cannot assure you that we will continue to identify attractive opportunities or that our funds will be sufficient to fund these activities if opportunities arise. We may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In particular, the debt under the amended credit agreement may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We may again decide to access the capital or credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and results of operations. Changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
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
As of June 30, 2013, we had recorded $1.3 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of July 22, 2013, we had 58,153,546 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.
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

We have never declared or paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.*
Other than funds we have allocated for the purposes of supporting our share repurchase program announced in May 2013, we anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs, acquire or in-license additional products and product candidates, and pursue other opportunities. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, our ability to pay cash dividends on or repurchase our ordinary shares is restricted under the terms of our amended credit agreement. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of our amended credit agreement and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2013	—	$—	—	$—
May 1 - May 31, 2013	421,141	$58.71	421,141	$175,281,464
June 1 - June 30, 2013	425,056	$67.87	425,056	$146,439,498
Total	846,197	$63.32	846,197
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. On May 7, 2013, we announced that our board of directors authorized the use of up to $200 million to repurchase our ordinary shares. This authorization has no expiration date.

(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program, exclusive of any brokerage commissions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions, and may be discontinued at any time without prior notice.

Item 5.	Other Information
On August 1, 2013, we held our 2013 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters in Dublin, Ireland. At the Annual Meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 12, 2013, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 54,008,122 ordinary shares of the 58,627,032 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect each of the four nominees for director to a three-year term as a Class II director of the company to serve until our 2016 annual general meeting and until his successor has been duly elected and qualified or until his earlier death, resignation or removal. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Vote
Paul L. Berns	41,092,212	7,955,409	426,410	4,534,091
Patrick G. Enright	41,027,742	8,019,029	427,260	4,534,091
Seamus Mulligan	48,995,694	210,967	267,370	4,534,091
Norbert G. Riedel, Ph.D.	49,158,165	44,455	271,411	4,534,091
Proposal 2
Proposal 2 was to approve the appointment of KPMG as the independent auditors of the company for the fiscal year ending December 31, 2013 and to authorize the audit committee of the board of directors to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
43,912,732	10,000,118	95,272	N/A
Proposal 3
Proposal 3 was to authorize the company and/or any subsidiary of the company to make market purchases of the company’s ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
42,767,393	6,623,740	82,898	4,534,091
Proposal 4
Proposal 4 was to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
48,315,159	1,061,701	97,171	4,534,091

Item 6.  Exhibits.

Exhibit Number	Description of Document
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

10.1
Amendment No. 1, dated as of June 13, 2013, to the Original Credit Agreement and related Guaranty, by and among Jazz Pharmaceuticals, Inc., Jazz Financing I Limited and Jazz Pharmaceuticals Ireland Limited, as borrowers, Jazz Pharmaceuticals plc, as guarantor, the Lenders thereto and Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 13, 2013).

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
Date: August 6, 2013

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

10.1
Amendment No. 1, dated as of June 13, 2013, to the Original Credit Agreement and related Guaranty, by and among Jazz Pharmaceuticals, Inc., Jazz Financing I Limited and Jazz Pharmaceuticals Ireland Limited, as borrowers, Jazz Pharmaceuticals plc, as guarantor, the Lenders thereto and Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 13, 2013).

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