Form 10-Q
period 2013-09-30
Jazz Pharmaceuticals plc
filed 2013-11-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2013, 57,789,719 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$588,462	$387,196
Accounts receivable, net	113,271	75,480
Inventories	24,868	26,525
Prepaid expenses	19,350	7,445
Deferred tax assets, net	45,565	35,813
Other current assets	18,551	19,113
Total current assets	810,067	551,572
Property and equipment, net	12,060	7,281
Intangible assets, net	823,724	869,952
Goodwill	446,823	442,600
Deferred tax assets, net, non-current	70,976	74,850
Deferred financing costs	15,458	16,576
Other non-current assets	6,391	3,662
Total assets	$2,185,499	$1,966,493
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,434	$15,887
Accrued liabilities	106,390	104,666
Current portion of long-term debt	5,572	29,688
Income taxes payable	19,850	39,884
Contingent consideration	47,700	—
Deferred tax liability, net	275	275
Deferred revenue	1,138	1,138
Total current liabilities	203,359	191,538
Deferred revenue, non-current	6,001	6,776
Long-term debt, less current portion	545,564	427,073
Contingent consideration, non-current	—	34,800
Deferred tax liability, net, non-current	170,127	178,393
Other non-current liabilities	16,747	6,621
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,201,221	1,151,010
Accumulated other comprehensive income	44,622	31,046
Accumulated deficit	(2,674)	(61,296)
Total shareholders’ equity	1,243,701	1,121,292
Total liabilities and shareholders’ equity	$2,185,499	$1,966,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$230,386	$174,130	$631,602	$398,585
Royalties and contract revenues	1,774	1,385	5,047	3,691
Total revenues	232,160	175,515	636,649	402,276
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	24,252	32,629	76,503	52,662
Selling, general and administrative	74,970	60,924	223,004	162,505
Research and development	12,814	6,920	32,811	13,200
Intangible asset amortization	19,564	19,742	58,518	43,444
Total operating expenses	131,600	120,215	390,836	271,811
Income from operations	100,560	55,300	245,813	130,465
Interest expense, net	(6,202)	(7,750)	(20,743)	(9,199)
Foreign currency loss	(614)	(1,099)	(728)	(1,357)
Loss on extinguishment and modification of debt	—	—	(3,749)	—
Income from continuing operations before income tax provision	93,744	46,451	220,593	119,909
Income tax provision	18,335	12,856	59,574	24,966
Income from continuing operations	75,409	33,595	161,019	94,943
Loss from discontinued operations	—	(386)	—	(6,908)
Net income	$75,409	$33,209	$161,019	$88,035
Basic income (loss) per ordinary share:
Income from continuing operations	$1.30	$0.59	$2.76	$1.69
Loss from discontinued operations	—	(0.01)	—	(0.12)
Net income	$1.30	$0.58	$2.76	$1.57
Diluted income (loss) per ordinary share:
Income from continuing operations	$1.23	$0.56	$2.62	$1.59
Loss from discontinued operations	—	(0.01)	—	(0.12)
Net income	$1.23	$0.55	$2.62	$1.47
Weighted-average ordinary shares used in per share computations:
Basic	58,217	57,703	58,437	56,198
Diluted	61,519	60,883	61,532	59,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$75,409	$33,209	$161,019	$88,035
Other comprehensive income:
Foreign currency translation adjustments	25,402	14,248	13,576	13,860
Available-for-sale securities:
Net unrealized gain on available-for-sale securities, net of income taxes	—	—	—	8
Reclassification adjustments for gains included in earnings, net of income taxes	—	—	—	23
Other comprehensive income	25,402	14,248	13,576	13,891
Total comprehensive income	$100,811	$47,457	$174,595	$101,926

Total comprehensive income arises from:
Continuing operations	$100,811	$47,843	$174,595	$108,834
Discontinued operations	—	(386)	—	(6,908)
Total comprehensive income	$100,811	$47,457	$174,595	$101,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$161,019	$88,035
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	58,518	51,014
Depreciation	2,065	789
Loss on disposal of property and equipment	47	146
Share-based compensation	32,139	15,151
Excess tax benefit from share-based compensation	(82)	(4,266)
Acquisition accounting inventory fair value step-up	3,143	17,822
Change in fair value of contingent consideration	12,900	1,100
Deferred income taxes	(17,962)	(8,768)
Provision for losses on accounts receivable and inventory	1,758	2,696
Loss on extinguishment and modification of debt	3,749	—
Other non-cash transactions	4,435	1,771
Changes in assets and liabilities:
Accounts receivable	(37,649)	(17,773)
Inventories	(3,445)	1,715
Prepaid expenses and other current assets	(11,300)	(3,843)
Other long-term assets	(3,421)	(2,297)
Accounts payable	6,670	(2,543)
Accrued liabilities	1,562	(15,812)
Income taxes payable	(19,086)	28,139
Deferred revenue	(776)	(48)
Other non-current liabilities	10,125	(301)
Liability under government settlement	—	(7,320)
Net cash provided by operating activities	204,409	145,407
Investing activities
Acquisitions, net of cash acquired	—	(542,531)
Purchases of marketable securities	—	(37,443)
Proceeds from sale of marketable securities	—	81,246
Proceeds from maturities of marketable securities	—	31,988
Acquisition of intangible assets	(1,300)	—
Purchases of property and equipment	(6,874)	(4,993)
Purchase of product rights	—	(10,750)
Net cash used in investing activities	(8,174)	(482,483)
Financing activities
Net proceeds from issuance of debt	553,425	450,916
Proceeds from employee equity incentive and purchase plans and exercise of warrants	23,577	20,995
Share repurchases	(102,397)	—
Payment of employee withholding taxes related to share-based awards	(5,303)	(25,299)
Excess tax benefit from share-based compensation	82	4,266
Repayment of long-term debt	(464,517)	(5,938)
Net cash provided by financing activities	4,867	444,940
Effect of exchange rates on cash and cash equivalents	164	(147)
Net increase in cash and cash equivalents	201,266	107,717
Cash and cash equivalents, at beginning of period	387,196	82,076
Cash and cash equivalents, at end of period	$588,462	$189,793

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, for any other interim period or for any future period.
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
We are continuing our efforts on various regulatory matters, including working with the FDA on updated documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program, and potential modifications to this program. We are engaged in ongoing communications with the FDA with respect to our risk evaluation and mitigation strategies, or REMS, documents for Xyrem, but we have not reached agreement on certain significant terms. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem. We cannot predict whether, or on what terms, we will reach agreement with FDA on final REMS documents for Xyrem, whether we will initiate dispute resolution or other proceedings with FDA prior to finalizing the REMS documents, or, if any such proceedings are initiated, the outcome or timing thereof.
In addition, the FDA is seeking to schedule an initial meeting with us and ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate). Also, we may face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. We cannot predict the outcome or impact on our business of any discussions with the FDA and/or any ANDA applicant with respect to the potential creation of a single shared system REMS for Xyrem, any future action that may be taken by a third party to seek to license or share our REMS, or the FDA’s response to a certification that a third party has been unable to obtain a license.
Our financial results are increasingly influenced by sales of our second largest product, Erwinaze® (asparaginase Erwinia chrysanthemi), which have continued to grow. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available through ongoing research and development activities. However, our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of risks and uncertainties, including assuring sufficient supply of Erwinaze on a timely basis, the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, and our need to apply for and receive marketing authorizations in certain additional countries so we can launch promotional efforts in those countries. We maintain very limited inventory of Erwinaze and, in 2013, our supply of Erwinaze was nearly completely absorbed by demand for the product. While we have been able to resolve potential supply shortages and meet product demand to date, if our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product.
In addition to risks related specifically to Xyrem and Erwinaze, we are subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial needs; the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the United States and worldwide; the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals; the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors; and the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval. Other risks and uncertainties related to our ability to execute on our strategy include: our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to hospitals, pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of September 30, 2013, five customers accounted for 88% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 73% of gross accounts receivable, and Accredo Health Group, Inc., or Accredo, which accounted for 7% of gross accounts receivable. As of December 31, 2012, five customers accounted for 78% of gross accounts receivable, including Express Scripts, which accounted for 51% of gross accounts receivable, and Accredo, which accounted for 11% of gross accounts receivable.
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
Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding. Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$75,409	$33,595	$161,019	$94,943
Loss from discontinued operations	—	(386)	—	(6,908)
Net income	$75,409	$33,209	$161,019	$88,035
Denominator:
Weighted-average ordinary shares - basic	58,217	57,703	58,437	56,198
Dilutive effect of employee equity incentive and purchase plans	1,852	1,404	1,587	1,557
Dilutive effect of warrants	1,450	1,776	1,508	2,091
Weighted-average ordinary shares - diluted	61,519	60,883	61,532	59,846

Basic income (loss) per ordinary share:
Income from continuing operations	$1.30	$0.59	$2.76	$1.69
Loss from discontinued operations	—	(0.01)	—	(0.12)
Net income	$1.30	$0.58	$2.76	$1.57
Diluted income (loss) per ordinary share:
Income from continuing operations	$1.23	$0.56	$2.62	$1.59
Loss from discontinued operations	—	(0.01)	—	(0.12)
Net income	$1.23	$0.55	$2.62	$1.47
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase ordinary shares and RSUs	1,028	1,785	2,074	1,314
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

2. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$4,474	$4,979
Work in process	6,523	5,410
Finished goods	13,871	16,136
Total inventories	$24,868	$26,525
Inventories of $4.2 million previously classified as raw materials as of December 31, 2012 have been reclassified to work in process to conform to current period presentation. As of September 30, 2013 and December 31, 2012, the fair value of inventories acquired included a step-up in the value of inventories of $0.8 million and $4.0 million, respectively.

3. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$295,970	$—	$—	$295,970	$295,970	$—
Time deposits	292,492	—	—	292,492	292,492	—
Totals	$588,462	$—	$—	$588,462	$588,462	$—

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$343,548	$—	$—	$343,548	$343,548	$—
Money market funds	43,648	—	—	43,648	43,648	—
Totals	$387,196	$—	$—	$387,196	$387,196	$—
Cash equivalents are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. All available-for-sale securities held as of September 30, 2013 and December 31, 2012 were cash equivalents.
The following table summarizes, by major security type, our available-for-sale securities and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Available-for-sale securities
Time deposits	$—	$292,492	$—	$292,492	$—	$—	$—
Money market funds	—	—	—	—	43,648	—	43,648
Totals	$—	$292,492	$—	$292,492	$43,648	$—	$43,648
Liabilities:
Contingent consideration	$—	$—	$47,700	$47,700	$—	$34,800	$34,800

As of September 30, 2013, our available-for-sale securities included time deposits and their carrying values were approximately equal to their fair values. As of December 31, 2012, our available-for-sale securities included money market funds. There were no transfers between the different levels of the fair value hierarchy in 2013 or in 2012.
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
The change in fair value of the contingent consideration payable was estimated as follows (in thousands):

Level 3
Balance at December 31, 2012	$34,800
Fair value adjustment recorded within selling, general and administrative expenses	12,900
Balance at September 30, 2013	$47,700
In 2013, the fair value adjustment reflects a change in the estimated probability of meeting the milestone threshold and the impact of discounting as a result of the passage of time.
As of September 30, 2013, the estimated fair value of the $555.8 million principal amount of our new term loans was $555.1 million and the carrying amount was $551.1 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our new term loans (Level 2). For additional information related to our new term loans, see Note 6.

4. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computer software	$7,670	$4,292
Computer equipment	5,059	3,687
Leasehold improvements	4,303	3,899
Construction-in-progress	2,638	1,135
Furniture and fixtures	1,966	1,953
Machinery and equipment	186	94
Subtotal	21,822	15,060
Less accumulated depreciation and amortization	(9,762)	(7,779)
Property and equipment, net	$12,060	$7,281
Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Rebates and other sales deductions	$37,125	$29,235
Employee compensation and benefits	26,263	24,900
Sales returns reserve	21,756	26,385
Royalties	3,139	3,271
Professional fees	1,944	2,163
Other	16,163	18,712
Total accrued liabilities	$106,390	$104,666

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2012	$442,600
Foreign exchange	4,223
Balance at September 30, 2013	$446,823
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2013				December 31, 2012
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.7	$946,595	$(157,423)	$789,172	$930,834	$(97,578)	$833,256
Trademarks	1.3	2,600	(2,259)	341	2,600	(2,054)	546
Total finite-lived intangible assets		949,195	(159,682)	789,513	933,434	(99,632)	833,802
Acquired IPR&D assets		34,211	—	34,211	36,150	—	36,150
Total intangible assets		$983,406	$(159,682)	$823,724	$969,584	$(99,632)	$869,952
Based on finite-lived intangible assets recorded as of September 30, 2013, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2013 (remainder)	$19,872
2014	79,284
2015	73,238
2016	68,908
2017	68,816
Thereafter	479,395
Total	$789,513

6. Long-Term Debt
Amendment of Credit Facility and Term Loan Refinancing
On June 13, 2013, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly-owned subsidiaries, as borrowers, entered into an amendment of our original credit agreement, dated as of June 12, 2012, with Barclays Bank PLC, as administrative agent, and certain other lenders.
The amended credit agreement provides for $557.2 million principal amount of new term loans and a new revolving credit facility of $200.0 million that replaced the revolving credit facility of $100.0 million provided for under the original credit agreement. We used a portion of the proceeds from the new term loans to refinance in full the outstanding term loans under the original credit agreement in an aggregate principal amount of $457.2 million, or the original term loans. The new term loans have the same June 12, 2018 maturity date that was applicable to the original term loans. Future loans under the new revolving credit facility, if any, will have the same June 12, 2017 maturity date that was applicable under the original credit agreement.
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
Principal repayments of the new term loans, which are due quarterly, began in September 2013 and are equal to 1.0% of the original principal amount with any remaining balance payable on the final maturity date. Scheduled maturities with respect to the new term loans are as follows (in thousands):

Year Ending December 31,	Scheduled New Term Loan Maturities
2013 (remainder)	$1,393
2014	5,572
2015	5,572
2016	5,572
2017	5,572
Thereafter	532,114
Total	$555,795
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
As the borrowing capacity relating to each creditor under the new revolving credit facility was greater than that under the original revolving credit facility, unamortized deferred financing costs, new creditor fees and new third party fees, totaling $4.7 million, were associated with the new arrangement and were deferred and are being amortized to interest expense on a straight-line basis over the life of the facility. We did not borrow under the original revolving credit facility and, as of September 30,

2013, we had not borrowed under the new revolving credit facility.
The refinancing resulted in a $3.7 million charge in the nine months ended September 30, 2013, which was comprised of $2.7 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $1.0 million related to new third party fees associated with modified debt.
As of September 30, 2013, the interest rate on the new term loans was 3.5%. Interest expense associated with the new term loans is recorded using the interest method and includes non-cash interest related to the amortization of the debt discount and debt issuance costs. As of September 30, 2013, the effective interest rate on the new term loans was 4.3%. As of September 30, 2013, the current portion of the carrying amount of the new term loans was $5.6 million and the non-current portion was $545.6 million.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2013 and December 31, 2012. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at September 30, 2013 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2013 (remainder)	$2,391
2014	9,496
2015	8,832
2016	5,404
2017	2,606
Thereafter	163
Total	$28,892
In April 2013, we entered into a new operating lease agreement for additional office space in Palo Alto for a term of three years with an option to extend for one additional year.
As of September 30, 2013, we had $68.1 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Two additional method of use patents covering the distribution system for Xyrem were issued in December 2010 and February 2011, respectively, and were listed in the Orange Book, and we filed lawsuits against Roxane in February 2011 and again in May 2011 to include these additional patents in the litigation in response to Roxane’s Paragraph IV Certifications against each of these patents, and also to include another issued patent in the litigation which is not listed in the Orange Book. These additional lawsuits were subsequently consolidated with the action filed on November 22, 2010. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of the patents at issue in a lawsuit, and the District Court issued a Markman order construing the claims of the patents then involved in the litigation in September 2012. Two additional patents, one covering a formulation of Xyrem and the other covering use of Xyrem for treatment of narcolepsy (Patent Nos. 8,263,650 and 8,324,275), or the ’650 patent and the ’275 patent, were issued in September 2012 and December 2012, respectively, and were listed in the Orange Book. In October 2012, we filed a new lawsuit in the District Court against Roxane in response to Roxane’s Paragraph IV Certification against the ’650 patent, or the ’650 case, and in December 2012, we filed a lawsuit in the District Court against Roxane alleging infringement of the ’275 patent, or the ’275 case. In April 2013, the District Court issued an order consolidating the three lawsuits and an order scheduling discovery and other deadlines for the consolidated case. Under the current scheduling order, fact discovery concerning the ’650 and ’275 patents will remain open until November 2013, and expert discovery involving all ten of the patents involved in the consolidated case will close in May 2014. Although no trial date for the consolidated case has been scheduled, based on the current scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. On September 30, 2013, we received a Paragraph IV Certification from Roxane alleging that a tenth patent listed in the Orange Book for Xyrem would not be infringed by Roxane’s proposed generic product.
On December 10, 2012, we received a Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Amneal’s Paragraph IV Certification alleged that seven patents listed for Xyrem in the Orange Book are not infringed by Amneal’s proposed generic product. Amneal’s Paragraph IV Certification further alleged that an eighth patent listed in the Orange Book for Xyrem is invalid. On December 13, 2012, we received a supplemental Paragraph IV Certification alleging that a ninth patent listed in the Orange Book for Xyrem is invalid. On January 18, 2013, we filed a lawsuit against Amneal in response to Amneal’s Paragraph IV Certifications in the District Court. On August 2, 2013 we received a Paragraph IV Certification alleging that a tenth patent listed in the Orange Book for Xyrem would not be infringed by Amneal’s proposed generic product. On September 12, 2013, we filed a lawsuit against Amneal alleging infringement of this patent as well as another issued patent which is not listed in the Orange Book. We are seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Amneal, FDA approval of Amneal’s ANDA will be stayed until the earlier of (i) June 10, 2015, which is 30 months after our receipt of Amneal’s Paragraph IV Certification on December 10, 2012, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the outcome of this matter.
On May 18, 2012, we submitted a Citizen Petition to the FDA that addressed the legal and scientific bases for requiring in vivo bioequivalence studies for generic formulations of Xyrem. Among other actions requested of the FDA, this petition requested that the FDA (i) not accept for review, review, or approve any ANDA referencing Xyrem unless and until the FDA has published bioequivalence requirements in the Orange Book specifying whether in vitro bioequivalence studies, in vivo bioequivalence studies, or both, are required for such ANDAs and (ii) require in vivo bioequivalence studies for any sodium oxybate drug product for which approval is sought in an ANDA referencing Xyrem to the extent such drug product differs from Xyrem in manufacturing process, pH, excipients, impurities, degradants or contaminants.  On November 13, 2012, the FDA denied this Citizen Petition.  On July 10, 2012, we submitted a second Citizen Petition to the FDA that addressed the requirements for submission of any ANDA referencing Xyrem. This petition focused on our view that any ANDA referencing Xyrem must contain a proposed risk management system at the time it was or is filed in order to demonstrate, as required by law, that the new generic drug product would have the same labeling and conditions of use as Xyrem. Among other actions requested of the FDA, this petition asked the FDA to rescind the acceptance of any previously-accepted ANDA referencing Xyrem, including the Roxane ANDA, that did not contain a proposed risk management system at the time it was accepted for review.  On December 13, 2012, the FDA denied this Citizen Petition.  We continue to evaluate the FDA’s responses to both Citizen Petitions and potential further actions that we may take with respect to the issues raised in, and the FDA’s denials of, the Citizen Petitions. The FDA’s denial of the Citizen Petitions does not have a direct impact on the merits of our ongoing lawsuits with Roxane and Amneal.  However, we cannot predict the effect of the denial of either of our Citizen Petitions, or the

FDA’s stated positions in its responses to the Citizen Petitions, on the timing of the potential introduction of a generic version of Xyrem.
FazaClo ANDA Matters: Azur Pharma received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008, against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the lawsuits. In May 2013, a decision was issued by the U.S. Patent and Trademark Office, or the USPTO, in one of the two reexamination proceedings, which held certain claims patentable, and there was no appeal of this decision. The second reexamination proceeding is still ongoing. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the timing or outcome of the second reexamination proceeding, or when the stays will be lifted.
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

8. Shareholders’ Equity
The following table presents a summary of ordinary shares issued or repurchased and related cash proceeds and payments (in thousands):

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Shares	Cash	Shares	Cash
Proceeds from employee equity incentive and purchase plans and warrant exercises	1,448	$23,577	2,943	$20,994
Share repurchases	(1,449)	(102,397)	—	—
Employee withholding taxes related to share-based awards (1)	—	(5,303)	—	(25,299)
Azur Merger	—	—	12,360	—
Directors' deferred compensation plan	—	—	45	—
Totals	(1)	$(84,123)	15,348	$(4,305)
 ____________________

(1)
During the nine months ended September 30, 2013, we paid $5.3 million of income tax withholdings on behalf of employees related to the net share settlement of vested RSUs. During the nine months ended September 30, 2012, we paid $25.3 million of income tax withholdings on behalf of certain employees of Jazz Pharmaceuticals, Inc. related to the net share settlement of exercised share options in connection with the Azur Merger. The income tax withholdings paid were recorded as a reduction to additional paid-in capital.

Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. We initiated purchases under this program in May 2013. In the three months ended September 30, 2013, we spent a total of $48.8 million to repurchase 0.6 million of our ordinary shares at an average total purchase price, including commissions, of $80.91 per share. In the nine months ended September 30, 2013, we spent a total of $102.4 million to repurchase 1.4 million of our ordinary shares at an average total purchase price, including commissions, of $70.64 per share. All ordinary shares repurchased by the company were canceled. As of September 30, 2013, the remaining amount authorized under the share repurchase program was $97.6 million.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$31,046	$31,046
Other comprehensive income	13,576	13,576
Balance at September 30, 2013	$44,622	$44,622

During the nine months ended September 30, 2013, other comprehensive income reflects foreign currency translation adjustments which are primarily due to the strengthening of the Euro against the U.S. dollar.
Additional Paid-in Capital
In April 2013, the Irish High Court approved a $1.6 billion reduction of the share premium account of Jazz Pharmaceuticals plc to offset its accumulated deficit, with the resulting reserve to be treated as distributable reserves of our parent company. This transaction impacted our parent company balance sheet only and had no impact on our U.S. GAAP consolidated balance sheet.

9. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative	$9,354	$5,330	$25,898	$11,967
Research and development	1,931	681	4,453	1,718
Cost of product sales	591	344	1,788	999
Total share-based compensation expense, pre-tax	11,876	6,355	32,139	14,684
Tax benefit from share-based compensation expense	(3,502)	—	(9,850)	—
Total share-based compensation expense, net of tax	$8,374	$6,355	$22,289	$14,684
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares underlying options granted (in thousands)	105	1,157	1,277	2,077
Grant date fair value	$37.17	$23.13	$28.49	$25.23
Black-Scholes option pricing model assumption information:
Volatility	57%	64%	59%	64%
Expected term (years)	4.4	4.2	4.4	4.6
Range of risk-free rates	1.0-1.4%	0.5-0.6%	0.5-1.4%	0.5-1.1%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
RSUs granted (in thousands)	46	550	568	1,002
Grant date fair value	$80.35	$46.83	$60.73	$48.98
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of RSUs is recognized as expense ratably over the vesting period of four years.
As of September 30, 2013, compensation cost not yet recognized related to unvested share options and RSUs was $58.3 million and $46.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 3.0 years, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Xyrem® (sodium oxybate) oral solution	$153,664	$102,615	$404,932	$265,149
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	44,078	31,652	130,754	37,660
Prialt® (ziconotide) intrathecal infusion	11,046	5,413	20,726	20,491
Psychiatry	10,679	21,032	40,093	58,518
Other	10,919	13,418	35,097	16,767
Product sales, net	230,386	174,130	631,602	398,585
Royalties and contract revenues	1,774	1,385	5,047	3,691
Total revenues	$232,160	$175,515	$636,649	$402,276
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$209,299	$159,947	$577,484	$375,658
Europe	19,332	12,164	46,769	21,252
All other	3,529	3,404	12,396	5,366
Total revenues	$232,160	$175,515	$636,649	$402,276
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Express Scripts	66%	58%	63%	66%
Accredo	16%	14%	17%	7%

The following table presents total long-lived assets by location (in thousands):

	September 30, 2013	December 31, 2012
Ireland	$4,057	$2,437
United States	7,394	4,451
Other	609	393
Total long-lived assets (1)	$12,060	$7,281
_________________________

(1)	Long-lived assets consist of property and equipment.

12. Restructuring
Termination Benefits
In June 2012, we initiated a restructuring plan to re-align certain support functions across the company following the Azur Merger and the EUSA Acquisition. In connection with this restructuring we incurred costs of severance for terminated employees as well as retention bonus costs for certain employees retained to assist with the transition process which was completed in June 2013. The one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits. We recorded costs related to these one-time termination benefits of $1.0 million in the nine months ended September 30, 2013 and $2.2 million in the nine months ended September 30, 2012, which are recorded within selling, general and administrative expenses in our condensed consolidated statements of income. To date, we have incurred one-time termination benefit costs under this plan of $3.8 million. We do not expect to incur any additional one-time termination benefit costs in connection with this plan.
Facility Closure Costs
In connection with our restructuring plan, we vacated our Langhorne, Pennsylvania facility in June 2013. We incurred facility closure costs of $0.4 million in the nine months ended September 30, 2013 for the remaining operating lease obligations related to this facility, net of estimated sublease rentals that could be reasonably obtained. Facility closure costs are recorded within selling, general and administrative expenses in our condensed consolidated statements of income. We do not expect to incur any additional facility closure costs in connection with this plan.

The following table summarizes the amounts related to restructuring for the nine months ended September 30, 2013 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2012	$1,227	$—	$1,227
Costs incurred during the period	1,045	412	1,457
Cash payments	(2,272)	(104)	(2,376)
Balance at September 30, 2013	$—	$308	$308

The balance at September 30, 2013 was included within accrued liabilities in our condensed consolidated balance sheet.

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

14. Income Taxes
Our income tax provision was $18.3 million and $59.6 million for the three and nine months ended September 30, 2013, respectively, compared to $12.9 million and $25.0 million for the same periods in 2012. Our effective tax rate from continuing operations was 19.6% and 27.0% for the three and nine months ended September 30, 2013, respectively, compared to 27.7% and 20.8% for the same periods in 2012. The decrease in the effective tax rate for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to estimated changes in the profit mix among the various tax jurisdictions in which we operate as well as higher taxes in 2012 related to acquisition restructuring. The increase in the effective tax rate for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a higher level of profits subject to U.S. federal and state income taxes in 2013, the release of a valuation allowance against substantially all of our U.S federal and state deferred tax assets in the fourth quarter of 2012 and a provision for income taxes on operations we acquired as part of the EUSA Acquisition. The effective tax rates for the 2013 periods were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, certain uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes, partially offset by benefits from certain originating income tax credits. Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full year and we re-evaluate this estimate each quarter based on our forecasted tax expense for the full year. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in Ireland, in the U.S. (both at the federal level and in various state jurisdictions) and in certain other foreign jurisdictions, all of which typically have three to four tax years open at any point in time. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the U.S. Internal Revenue Service and by the French tax authorities.

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
We have made substantial progress in the execution of our strategy in the first nine months of 2013. In the three and nine months ended September 30, 2013, our total net product sales increased by 32% and 58%, respectively, compared to the same periods in 2012. Sales of our lead product, Xyrem® (sodium oxybate) oral solution, increased 50% and 53% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Sales of Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside the United States, increased by 39% in the three months ended September 30, 2013 compared to the same period in 2012, and by 34%, on a pro forma basis, in the nine months ended September 30, 2013 compared to the same period in 2012. We expect total product sales will increase in 2013 over 2012 primarily due to growth in sales of Xyrem and Erwinaze.
In addition, in May 2013 we initiated purchases under a share repurchase program for up to $200 million of our ordinary shares. As of September 30, 2013, we had spent a total of $102.4 million to repurchase our ordinary shares under this program. For a more detailed discussion regarding our share repurchase program, see “Liquidity and Capital Resources” below.
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
Oncology: Erwinaze, a treatment for patients with ALL who have developed sensitivity to E. coli-derived asparaginase, and other products, including products for oncology supportive care;
Pain: Prialt® (ziconotide) intrathecal infusion, the only non-opioid intrathecal analgesic indicated for the management of severe chronic pain for patients who are intolerant of or refractory to other treatments; and
Psychiatry & Other: A portfolio of products, including FazaClo HD orally disintegrating clozapine tablets indicated for treatment-resistant schizophrenia. In addition, in February 2013 the FDA approved a new drug application for VersaclozTM (clozapine, USP) oral suspension for treatment-resistant schizophrenia, which we have exclusive rights to market in the United States. We plan to launch Versacloz in the first quarter of 2014.

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
Our worldwide footprint includes headquarters in Dublin, Ireland and multiple offices in the United States, the United Kingdom and other countries in Europe, with approximately 700 employees in thirteen countries in October 2013. We intend that our operations will function as a platform for further growth, leveraging our commercial, medical and scientific experience to seek to maximize the potential of our existing products and expand our product portfolio through a combination of internal development, acquisition and in-licensing.
Our development pipeline projects currently include line extensions for existing products, the generation of additional clinical data for existing products and clinical development of new product candidates. These projects include:

•
Two clinical trials involving Erwinaze. The first is a clinical trial evaluating the intravenous administration of Erwinaze in North America, which has completed enrollment. Based on data collected in the study, which met the primary end point, we have recently submitted an amendment to the Erwinaze biological license application to the FDA to allow intravenous administration of Erwinaze. The second is a planned clinical trial to further evaluate the use of Erwinaze in adolescents and young adults with ALL who are hypersensitive to E. coli-derived asparaginase. We have identified a principal investigator for this study, are working with the investigator to finalize the study protocol and will begin the process of identifying and recruiting global study sites.

•
Development programs for two clinical product candidates. We are conducting a Phase 1 clinical trial in Europe of Asparec (mPEG-r-crisantaspase), a pegylated recombinant Erwinia asparaginase being developed for the treatment of patients with ALL with E. coli asparaginase hypersensitivity. In June 2013, the FDA granted Fast Track designation to the investigation of Asparec for ALL. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite the FDA’s review of a new drug candidate. We are working with investigators and will be reviewing our plans with the FDA for our first study of Asparec in children. We are also conducting our Phase 3 clinical trial in Europe of Leukotac (inolimomab), an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute graft vs. host disease.

•
Pre-clinical research and development work on JZP-386, a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem. We licensed JZP-386 from Concert Pharmaceuticals, Inc. in February 2013, for potential use in patients with narcolepsy. We plan to make a regulatory filing by the end of 2013 that, if approved, would allow the first study of JZP-386 in humans.

Our research and development expenses will be higher in 2013 compared to 2012 due to an increase in development activities and due to the inclusion of a full year of expense from the acquired EUSA Pharma business.
During the remainder of 2013, we intend to continue to focus on executing our business strategy. We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy. For example, while we now have a more diversified product portfolio than in the past, our financial results remain significantly influenced by sales of Xyrem, which accounted for 67% and 64% of our net product sales in the three and nine months ended September 30, 2013, respectively, and 65% for the year ended December 31, 2012. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights.
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
In addition, we are continuing our efforts on various regulatory matters, including working with the FDA on updated documents that we have submitted to the FDA on our Xyrem Risk Management Program, and potential modifications to this program. The updated documents are intended to conform to current formatting requirements for a REMS required by law, as well as to make other updates to the program and its documentation. We are engaged in ongoing communications with the FDA with respect to our REMS documents for Xyrem, but we have not reached agreement on certain significant terms. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem. We cannot predict whether, or on what terms, we will reach agreement with FDA on final REMS documents for Xyrem, whether we will initiate dispute resolution or other proceedings with FDA prior to finalizing the REMS documents, or, if any such proceedings are initiated, the outcome or timing thereof. In addition, the FDA is seeking to schedule an initial meeting with us and ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate). Also, we may face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. We cannot predict the outcome or impact on our business of any discussions with the FDA and/or any ANDA applicant with respect to the potential creation of a single shared system REMS for Xyrem, any future action that may be taken by a third party to seek to license or share our REMS, or the FDA’s response to a certification that a third party has been unable to obtain a license.
Our financial results are increasingly influenced by sales of our second largest product, Erwinaze, which have continued to grow. Sales of Erwinaze/Erwinase accounted for 19% and 21% of our net product sales in the three and nine months ended September 30, 2013, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available through ongoing research and development activities. However, our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, a key challenge to our ability to maintain the current sales level and continue to increase sales is our need to assure sufficient supply of Erwinaze on a timely basis. We maintain very limited inventory of Erwinaze and, in 2013, our supply of Erwinaze was nearly completely absorbed by demand for the product. While we have been able to resolve potential supply shortages and meet product demand to date, if our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to increase the supply of Erwinaze over the longer term to address expected growing worldwide demand, our ability to increase sales of Erwinaze may be limited by our ability to obtain an increased supply of the product.
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

Results of Operations
The following discussions of our results of continuing operations exclude the results related to the women’s health business sold in 2012 (see “Loss from Discontinued Operations” below for more information). This business has been segregated from continuing operations and reflected as a discontinued operation for the 2012 periods. The following table presents revenues and expenses from continuing operations for the three and nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2013	2012 (1)	(Decrease)	2013	2012 (1)	(Decrease)
Product sales, net	$230,386	$174,130	32%	$631,602	$398,585	58%
Royalties and contract revenues	1,774	1,385	28%	5,047	3,691	37%
Cost of product sales (excluding amortization of acquired developed technologies)	24,252	32,629	(26)%	76,503	52,662	45%
Selling, general and administrative	74,970	60,924	23%	223,004	162,505	37%
Research and development	12,814	6,920	85%	32,811	13,200	149%
Intangible asset amortization	19,564	19,742	(1)%	58,518	43,444	35%
Interest expense, net	6,202	7,750	(20)%	20,743	9,199	125%
Foreign currency loss	614	1,099	(44)%	728	1,357	(46)%
Loss on extinguishment and modification of debt	—	—	N/A(2)	3,749	—	N/A(2)
Income tax provision	18,335	12,856	43%	59,574	24,966	139%
 _________________________

(1)
Our financial results include the financial results of the historic Azur Pharma and EUSA Pharma businesses since the completion of the Azur Merger on January 18, 2012 and the EUSA Acquisition on June 12, 2012.

(2)	Comparison to prior period is not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three and nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Xyrem	$153,664	$102,615	50%	$404,932	$265,149	53%
Erwinaze/Erwinase	44,078	31,652	39%	130,754	37,660	247%
Prialt	11,046	5,413	104%	20,726	20,491	1%
Psychiatry	10,679	21,032	(49)%	40,093	58,518	(31)%
Other	10,919	13,418	(19)%	35,097	16,767	109%
Product sales, net	230,386	174,130	32%	631,602	398,585	58%
Royalties and contract revenues	1,774	1,385	28%	5,047	3,691	37%
Total revenues	$232,160	$175,515	32%	$636,649	$402,276	58%
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to a higher average net selling price in the 2013 periods and, to a lesser extent, increases in sales volume.  Price increases were instituted in 2012, February 2013 and July 2013 based on market analysis. Xyrem product sales volumes increased by 13% in both the three and nine months ended September 30, 2013 compared to the same periods in 2012. The sales volume increases were driven by an increase in the average number of patients on Xyrem and by a greater number of Xyrem patients who refilled their Xyrem prescriptions on schedule and who remained on therapy, which we believe resulted from our efforts to increase physician knowledge about Xyrem and to improve patient support services. In addition, we have seen higher growth in sales volume from new or previously infrequent physician prescribers who treat narcolepsy. We acquired

Erwinaze/Erwinase in the EUSA Acquisition in June 2012. Erwinaze/Erwinase product sales increased by 39% in the three months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase in sales volume. Erwinaze/Erwinase product sales increased in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the inclusion of product sales for the full reporting period in 2013. On a pro forma basis, Erwinaze/Erwinase product sales increased by 34% in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase in sales volume. The sales volume increases in both periods were driven primarily by a growth in new treatment sites prescribing Erwinaze as well as existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase. Prialt product sales increased in the three months ended September 30, 2013 compared to the same period in 2012, primarily due to a $5.7 million sale to our European distributor in the three months ended September 30, 2013. During 2012, the sale to our European distributor occurred during the three months ended March 31, 2012. Psychiatry product sales decreased in the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to the launch of a generic version of Luvox CR in March 2013 and, to a lesser extent, the continued impact of the sale of the authorized generic product for FazaClo LD. Total product sales will be higher in 2013 than in 2012 primarily due to growth in sales of Xyrem and Erwinaze, partially offset by decreases in sales of some of our other products.
Royalties and Contract Revenues
Royalties and contract revenues increased in the nine months ended September 30, 2013 compared to the same period in 2012 due to royalties from the acquired EUSA Pharma business. We expect royalty and contract revenue to increase slightly in 2013 as compared to 2012 primarily due to the inclusion of a full year of royalties from the acquired EUSA Pharma business.

Cost of Product Sales
Cost of product sales decreased in the three months ended September 30, 2013 compared to the same period in 2012 due to a decrease in acquisition accounting inventory fair value step-up adjustments of $9.8 million. Cost of product sales increased in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to increased sales, partially offset by a decrease in acquisition accounting inventory fair value step-up adjustments of $11.5 million. Gross margin as a percentage of net product sales was 89.5% and 87.9% in the three and nine months ended September 30, 2013, respectively, compared to 81.3% and 86.8% for the same periods in 2012, respectively. The increase in our gross margin percentages was primarily due to a decrease in acquisition accounting inventory fair value step-up adjustments of $9.8 million and $11.5 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. We expect our gross margin percentage to increase slightly in 2013 compared to 2012 primarily driven by a decrease in the amount of acquisition accounting inventory fair value step-up adjustments and also the different product mix in 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were higher in the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to increases in salary and benefit related expenses (including share-based compensation expense) of $6.9 million and $37.1 million, respectively, driven primarily by the expansion of our business; increases in the change in fair value of the contingent consideration payable of $4.1 million and $11.8 million, respectively; increases in sales and promotional expenses of $1.8 million and $9.5 million, respectively; and increases in facility and maintenance expenses of $1.5 million and $6.0 million, respectively; partially offset by decreases in transaction, integration and restructuring expenses of $3.0 million and $16.6 million, respectively. Selling, general and administrative expenses will be higher in 2013 than in 2012 due to the inclusion of a full year of expense with respect to the acquired EUSA Pharma business, increased headcount to support our larger, global organization and an increase in direct marketing spend on key products.
Research and Development Expenses
Research and development expenses consist primarily of personnel expenses, costs related to clinical studies and outside services and other research and development costs. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Clinical study and outside services costs relate primarily to clinical studies performed by clinical research organizations, materials and supplies and other third-party fees. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of what development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects in a manner that we believe will best support the future growth of our business.

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Personnel expenses	$5,989	$3,083	$15,328	$6,567
Clinical studies and outside services	5,908	3,394	15,142	5,741
Other	917	443	2,341	892
Total	$12,814	$6,920	$32,811	$13,200
Research and development expenses increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 by $5.9 million and $19.6 million, respectively, primarily due to increased clinical studies and outside services costs of $2.5 million and $9.4 million, respectively, and increased personnel expenses of $2.9 million and $8.8 million, respectively. Clinical studies and outside services expenses in the three and nine months ended September 30, 2013 included upfront license fees of $1.0 million and $5.0 million, respectively, with no similar expense in the same periods in 2012. Clinical studies and outside services costs increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to an increase in costs incurred to develop new product candidates that we acquired in the EUSA Acquisition.
A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this report.
Intangible Asset Amortization
We acquired finite-lived intangible assets in connection with the Azur Merger and the EUSA Acquisition that are expected to be amortized over their useful economic lives of two to 15 years. Amortization expense for the three months ended September 30, 2013 was consistent with that in the same period in 2012. The increase in amortization expense in the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to amortization relating to the intangible assets acquired in the EUSA Acquisition. Amortization expense will be higher in 2013 than in 2012 due to the inclusion of a full year of amortization expense related to the intangible assets we acquired in the EUSA Acquisition.
Interest Expense, Net
Interest expense, net was lower in the three months ended September 30, 2013 compared to the same period in 2012 due to a decrease in interest rates associated with our long-term debt, partially offset by an increase in the principal balance outstanding. Interest expense, net was higher in the nine months ended September 30, 2013 compared to the same period in 2012 due to the inclusion of interest expense in 2013 on the original term loans we obtained under the original credit agreement in June 2012. We amended the credit agreement and refinanced the original term loans in June 2013. As of September 30, 2013, $555.8 million principal amount was outstanding on our new term loans under the amended credit agreement and the interest rate on the new term loans was 3.5%. Interest expense will be higher in 2013 than in 2012 due to a higher average debt balance.
Foreign Currency Loss
Foreign currency loss in the three and nine months ended September 30, 2013 related to the translation of foreign currency net monetary assets, including intercompany balances.
Loss on Extinguishment and Modification of Debt
We recorded a loss of $3.7 million in the nine months ended September 30, 2013 in connection with the refinancing of the original term loans, which was comprised of $2.7 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $1.0 million related to new third party fees associated with modified debt.

Income Tax Provision
Our income tax provision was $18.3 million and $59.6 million for the three and nine months ended September 30, 2013, respectively, compared to $12.9 million and $25.0 million for the same periods in 2012. Our effective tax rate from continuing operations was 19.6% and 27.0% for the three and nine months ended September 30, 2013 compared to 27.7% and 20.8% for the same periods in 2012. The decrease in the effective tax rate for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to estimated changes in the profit mix among the various tax jurisdictions in which we operate as well as higher taxes in 2012 related to acquisition restructuring. The increase in the effective tax rate for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a higher level of profits subject to U.S. federal and state income taxes in 2013, the release of a valuation allowance against substantially all of our U.S federal and state deferred tax assets in the fourth quarter of 2012 and a provision for income taxes on operations we acquired as part of the EUSA Acquisition. The effective tax rates for the 2013 periods were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, certain uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes, partially offset by benefits from certain originating income tax credits. Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full year and we re-evaluate this estimate each quarter based on our forecasted tax expense for the full year. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
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

Non-GAAP Financial Measures
To supplement our financial results presented on a GAAP basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table and footnotes below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us during 2012. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. Because of the non-standardized definitions, the non-GAAP financial measures used in this report may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income measures exclude from GAAP income from continuing operations, as applicable, intangible asset amortization, share-based compensation expense, acquisition accounting inventory fair value step-up adjustments, transaction and integration costs, restructuring charges, change in fair value of contingent consideration, upfront license fees, depreciation expense, loss on extinguishment and modification of debt and other non-cash expense, and adjust the income tax provision to the estimated amount of taxes payable in cash.

Reconciliations of GAAP reported income from continuing operations to non-GAAP adjusted net income and related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP reported income from continuing operations	$75,409	$33,595	$161,019	$94,943
Intangible asset amortization	19,564	19,742	58,518	43,444
Share-based compensation expense	11,876	6,355	32,139	14,684
Acquisition accounting inventory fair value step-up	512	10,336	3,143	14,676
Transaction and integration costs	113	1,503	1,846	17,692
Restructuring charges	—	1,633	1,457	2,180
Change in fair value of contingent consideration	5,000	900	12,900	1,100
Upfront license fees	988	—	4,988	—
Depreciation	895	—	2,065	—
Loss on extinguishment and modification of debt	—	—	3,749	—
Other non-cash expense	1,083	1,261	3,505	1,569
Income tax adjustments (1)	(6,043)	3,263	(3,198)	6,160
Non-GAAP adjusted net income (2)	$109,397	$78,588	$282,131	$196,448

GAAP reported income from continuing operations per diluted share	$1.23	$0.56	$2.62	$1.59
Non-GAAP adjusted net income per diluted share (2)	$1.78	$1.29	$4.59	$3.28
Shares used in computing GAAP reported income from continuing operations and non-GAAP adjusted net income per diluted share amounts	61,519	60,883	61,532	59,846
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(2)	Non-GAAP adjusted net income and non-GAAP adjusted net income per diluted share in the table above exclude the impact of discontinued operations.

Liquidity and Capital Resources
As of September 30, 2013, we had cash and cash equivalents of $588.5 million and borrowing availability under the revolving credit facility of $200.0 million. We generated cash flows from operations of $204.4 million during the nine months ended September 30, 2013, and we expect to continue to generate positive cash flow from operations. We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations, to fund our share repurchase program and to meet our existing obligations for the foreseeable future, including our obligations under the amended credit agreement and a potential contingent payment of $50.0 million which we agreed to in connection with the EUSA Acquisition if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
On June 13, 2013, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly-owned subsidiaries, as borrowers, entered into an amendment of our original credit agreement, dated as of June 12, 2012, with Barclays Bank PLC, as administrative agent, and certain other lenders.
The amended credit agreement provides for $557.2 million principal amount of new term loans and a revolving credit facility of $200.0 million that replaced the revolving credit facility of $100.0 million provided for under the original credit agreement. We used a portion of the proceeds from the new term loans to refinance in full the outstanding term loans under the original credit agreement in an aggregate principal amount of $457.2 million. We expect that the remaining proceeds from the new term loans and the proceeds from future loans under the revolving credit facility, if any, will be used for general corporate purposes, including business development activities. The new term loans have the same June 12, 2018 maturity date that was applicable to the original term loans. Future loans under the new revolving credit facility, if any, will have the same June 12, 2017 maturity date that was applicable under the original credit agreement.
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
Principal repayments of the new term loans, which are due quarterly, began in September 2013 and are equal to 1.0% of the original principal amount with any remaining balance payable on the final maturity date.
We had not borrowed under the original revolving credit facility and, as of September 30, 2013, we had not borrowed under the new revolving credit facility. As of September 30, 2013, the interest rate on the new term loans was 3.5%.
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
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. We initiated purchases under this program in May 2013. In the nine months ended September 30, 2013, we spent a total of $102.4 million to repurchase 1.4 million of our ordinary shares at an average total purchase price, including commissions, of $70.64 per share. All ordinary shares repurchased by the company were canceled. As of September 30, 2013, the remaining amount authorized under the share repurchase program was $97.6 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$204,409	$145,407
Net cash used in investing activities	(8,174)	(482,483)
Net cash provided by financing activities	4,867	444,940
Effect of foreign currency exchange rates on cash and cash equivalents	164	(147)
Net increase in cash and cash equivalents	$201,266	$107,717
Net cash provided by operating activities of $204.4 million for the nine months ended September 30, 2013 related to net income of $161.0 million, adjusted for non-cash items of $100.7 million primarily related to intangible asset amortization, share-based compensation expense and the change in fair value of contingent consideration. This was partially offset by $57.3 million of net cash outflow related to changes in operating assets and liabilities which included an increase in accounts receivable of $37.6 million primarily related to a pre-negotiated change in payment terms under a long-term contract with one large customer in connection with the elimination of a prompt pay discount as well as the impact of income tax payments. The revised payment terms will continue to result in higher accounts receivable balances in future periods that will reduce net cash from operating activities in those periods. However, we do not anticipate that the change in payment terms will result in potential collectability difficulties nor do we expect that the change will materially impact our liquidity. Net cash provided by operating activities of $145.4 million for the nine months ended September 30, 2012 related to net income of $88.0 million, adjusted for non-cash items of $77.5 million primarily related to intangible asset amortization, acquisition accounting inventory fair value step-up adjustments and share-based compensation expense. This was partially offset by $20.1 million of net cash outflow related to changes in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2013 related to purchases of property and equipment and acquisition of intangible assets. Net cash used in investing activities for the nine months ended September 30, 2012 primarily related to funding the EUSA Acquisition, partially offset by net proceeds from the sales and maturities of investments of $75.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2013 primarily related to net proceeds of $553.4 million from our new term loans and proceeds of $23.6 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by repayments totaling $464.5 million for the full principal amount outstanding under the original term loans and $102.4 million used to repurchase our ordinary shares under our share repurchase program. Net cash provided by financing activities for the nine months ended September 30, 2012 primarily related to net proceeds of $450.9 million from the original term loans and proceeds of $21.0 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by payments totaling $25.3 million of income tax withholdings on behalf of certain employees related to the net share settlement of exercised share options in connection with the Azur Merger.

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loans—principal (2)	$555,795	$5,572	$11,144	$539,079	$—
Term loans—interest (2)	90,656	19,649	38,757	32,250	—
Purchase obligations (3)	71,205	68,055	1,590	400	1,160
Operating lease obligations (4)	28,892	9,441	15,706	3,704	41
Revolving credit facility (5)	2,814	760	1,523	531	—
Contingent consideration obligation (6)	50,000	50,000	—	—	—
Total	$799,362	$153,477	$68,720	$575,964	$1,201
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development and license agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Potential future milestone payments to third parties under these agreements could be up to an aggregate of $290 million, of which up to $120 million will become due and payable to Elan in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
In June 2013, we entered into an amendment of our original credit agreement that provides for new term loans in an aggregate principal amount of $557.2 million, which mature in June 2018, and a $200.0 million revolving credit facility, which matures in June 2017. In June 2013, we borrowed $557.2 million under the new term loans. The interest rate was 3.5% at September 30, 2013, which we used to estimate interest owed on the new term loans until the final maturity date. In September 2013, we made our first principal repayment of $1.4 million.

(3)	Consists primarily of non-cancelable commitments to third party manufacturers.

(4)	Includes the minimum lease payments for our office buildings and automobile lease payments for our sales force.

(5)
The revolving credit facility described in note (2) has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.375% and assumed undrawn amounts of $200.0 million to estimate commitment fees owed. No amount was borrowed under the revolving credit facility as of September 30, 2013.

(6)
This amount represents a contingent payment of $50.0 million that we agreed to make if Erwinaze achieves U.S. net sales of $124.5 million or greater in 2013. The amount set forth in the table has not been probability adjusted or discounted. The fair value of this contingent consideration as of September 30, 2013 was $47.7 million and was recorded as a current liability on our condensed consolidated balance sheet.

No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next twelve months.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Rate Risk. In June 2013, we entered into an amended credit agreement that provides for $557.2 million principal amount of new term loans and a revolving credit facility of $200.0 million. We used a portion of the new term loans to refinance in full the outstanding term loans under our original credit agreement in an aggregate principal amount of $457.2 million. We are exposed to risks associated with changes in interest rates in connection with our new term loans. Our indebtedness outstanding under our new term loans is subject to a LIBOR floor of 0.75%. Currently LIBOR rates are below the floor of 0.75%, and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor. Based on variable rate debt levels of $555.8 million as of September 30, 2013, a 1.0% change in interest rates, above the LIBOR floor, would increase net interest expense for the remainder of 2013 by approximately $1.4 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the United States Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem® (sodium oxybate) oral solution. Roxane’s Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Two additional method of use patents covering the distribution system for Xyrem were issued in December 2010 and February 2011, respectively, and were listed in the Orange Book, and we filed lawsuits against Roxane in February 2011 and again in May 2011 to include these additional patents in the litigation in response to Roxane’s Paragraph IV Certifications against each of these patents, and also to include another issued patent in the litigation which is not listed in the Orange Book. These additional lawsuits were subsequently consolidated with the action filed on November 22, 2010. On April 26, 2012, the District Court held a Markman hearing, a pretrial hearing following which the trial judge construes the claims of the patents at issue in a lawsuit, and the District Court issued a Markman order construing the claims of the patents then involved in the litigation in September 2012. Two additional patents, one covering a formulation of Xyrem and the other covering use of Xyrem for treatment of narcolepsy (Patent Nos. 8,263,650 and 8,324,275), or the ’650 patent and the ’275 patent, were issued in September 2012 and December 2012, respectively, and were listed in the Orange Book. In October 2012, we filed a new lawsuit in the District Court against Roxane in response to Roxane’s Paragraph IV Certification against the ’650 patent, or the ’650 case, and in December 2012, we filed a lawsuit in the District Court against Roxane alleging infringement of the ’275 patent, or the ’275 case. In April 2013, the District Court issued an order consolidating the three lawsuits and an order scheduling discovery and other deadlines for the consolidated case. Under the current scheduling order, fact discovery concerning the ’650 and ’275 patents will remain open until November 2013, and expert discovery involving all ten of the patents involved in the consolidated case will close in May 2014. Although no trial date for the consolidated case has been scheduled, based on the current scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. On September 30, 2013, we received a Paragraph IV Certification from Roxane alleging that a tenth patent listed in the Orange Book for Xyrem would not be infringed by Roxane’s proposed generic product.
On December 10, 2012, we received a Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Amneal’s Paragraph IV Certification alleged that seven patents listed for Xyrem in the Orange Book are not infringed by Amneal’s proposed generic product. Amneal’s Paragraph IV Certification further alleged that an eighth patent listed in the Orange Book for Xyrem is invalid. On December 13, 2012, we received a supplemental Paragraph IV Certification alleging that a ninth patent listed in the Orange Book for Xyrem is invalid. On January 18, 2013, we filed a lawsuit against Amneal in response to Amneal’s Paragraph IV Certifications in the District Court. On August 2, 2013 we received a Paragraph IV Certification alleging that a tenth patent listed in the Orange Book for Xyrem would not be infringed by Amneal’s proposed generic product. On September 12, 2013, we filed a lawsuit against Amneal alleging infringement of this patent as well as another issued patent which is not listed in the Orange Book. We are seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Amneal, FDA approval of Amneal’s ANDA will be stayed until the earlier of (i) June 10, 2015, which is 30 months after our receipt of Amneal’s Paragraph IV Certification on December 10, 2012, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the outcome of this matter.
On May 18, 2012, we submitted a Citizen Petition to the FDA that addressed the legal and scientific bases for requiring in vivo bioequivalence studies for generic formulations of Xyrem. Among other actions requested of the FDA, this petition requested that the FDA (i) not accept for review, review, or approve any ANDA referencing Xyrem unless and until the FDA has published bioequivalence requirements in the Orange Book specifying whether in vitro bioequivalence studies, in vivo bioequivalence studies, or both, are required for such ANDAs and (ii) require in vivo bioequivalence studies for any sodium oxybate drug product for which approval is sought in an ANDA referencing Xyrem to the extent such drug product differs from Xyrem in manufacturing process, pH, excipients, impurities, degradants or contaminants.  On November 13, 2012, the FDA denied this Citizen Petition.  On July 10, 2012, we submitted a second Citizen Petition to the FDA that addressed the requirements for submission of any ANDA referencing Xyrem. This petition focused on our view that any ANDA referencing Xyrem must contain a proposed risk management system at the time it was or is filed in order to demonstrate, as required by law, that the new generic drug product would have the same labeling and conditions of use as Xyrem. Among other actions requested of the FDA, this petition asked the FDA to rescind the acceptance of any previously-accepted ANDA referencing Xyrem, including the Roxane ANDA, that did not contain a proposed risk management system at the time it was accepted for review.  On December 13, 2012, the FDA denied this Citizen Petition.  We continue to evaluate the FDA’s responses to both Citizen Petitions and potential further actions that we may take with respect to the issues raised in, and the FDA’s denials of, the Citizen Petitions. The FDA’s denial of the Citizen Petitions does not have a direct impact on the merits of our ongoing lawsuits with Roxane and Amneal.  However, we cannot predict the effect of the denial of either of our Citizen Petitions, or the FDA’s stated positions in its responses to the Citizen Petitions, on the timing of the potential introduction of a generic version of Xyrem.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc.; Novel Laboratories, Inc.; and Mylan Pharmaceuticals, Inc., indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008, against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the United States District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, Inc., entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc. matters have been stayed pending reexamination of the patents in the lawsuits. In May 2013, a decision was issued by the U.S. Patent and Trademark Office, or the USPTO, in one of the two reexamination proceedings, which held certain claims patentable, and there was no appeal of this decision. The second reexamination proceeding is still ongoing. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc., the timing or outcome of the second reexamination proceeding, or when the stays will be lifted.
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
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 67% of our net product sales for the three months ended September 30, 2013 and 65% of our net product sales for the year ended December 31, 2012. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2010 to 2011 and from 2011 to 2012, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2013, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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
If generic products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, two third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem. If one or more companies receive FDA approval of an ANDA, it is possible that such company or companies could introduce generic versions of Xyrem before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch generic competition to Xyrem at risk of potentially being held liable for damages for patent infringement.
On October 18, 2010, we received notice from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem before expiration of the Orange-Book-listed patents relating to Xyrem. On December 10, 2012, we received notice from Amneal that Amneal has submitted an ANDA to the FDA seeking regulatory approval to market a generic version of Xyrem before expiration of the Orange-Book-listed patents relating to Xyrem. We have sued both Roxane and Amneal seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If an ANDA is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. In April 2013, the District Court issued an order consolidating our three lawsuits against Roxane and an order scheduling discovery and other deadlines for the consolidated case. Although no trial date for the consolidated case has been scheduled, based on the current scheduling order, we anticipate that trial in the consolidated case could occur as early as mid-2014. However, the actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order, and we cannot predict the timing or outcome of events in this litigation. In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. With the expiration of the 30-month stay, if Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We continue to evaluate the FDA’s responses to both Citizen Petitions and potential further actions that we may take with respect to the issues raised in, and the FDA’s denials of, the Citizen Petitions. The FDA’s denial of the Citizen Petitions does not have a direct impact on the merits of our ongoing lawsuits with Roxane and Amneal.  However, we cannot predict the effect of the denial of either of our Citizen Petitions, or the FDA’s stated positions in its responses to the Citizen Petitions, on the timing of the potential introduction of a generic version of Xyrem. See the next risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
A generic manufacturer would need to obtain quota from the DEA in order to manufacture both the active pharmaceutical ingredient and the finished product for a generic version of Xyrem. The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Until 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for each of 2012, 2013 and 2014, our supplier has been allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In addition, our supplier was initially allocated only a portion of the quota it requested for 2013 to make the active pharmaceutical ingredient of Xyrem.  Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the quota it requested to make finished product.  As a result, both our active pharmaceutical ingredient supplier and our finished product manufacturer had to request and justify increased quotas from the DEA for 2013 earlier this year. While we believe that both our active pharmaceutical ingredient supplier and our finished product manufacturer have now obtained sufficient quotas from the DEA to meet our needs for 2013, we cannot assure you that sufficient quotas will be received in the future to meet our needs. If we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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
Elements of the Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, are deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA. The Xyrem Risk Management Program, however, is not in the form that is now required for REMS documents. FDAAA requires that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. We have submitted updated REMS documents to the FDA, which are intended to conform the elements of the Xyrem Risk Management Program, our deemed REMS, to the current REMS formatting requirements, as well as to make other updates to the program and its documentation. We are engaged in ongoing communications with the FDA with respect to our REMS documents for Xyrem, but we have not reached agreement on certain significant terms. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem. We cannot predict whether, or on what terms, we will reach agreement with FDA on final REMS documents for Xyrem, whether we will initiate dispute resolution or other proceedings with FDA prior to finalizing the REMS documents, or, if any such proceedings are initiated, the outcome or timing thereof.
Section 505-1(i)(1) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, generally provides that (i) an ANDA with a referenced drug subject to the REMS requirements is required to have a REMS with the same elements as the referenced drug, such as a medication guide, a patient package insert and other “elements to assure safe use,” or ETASU, and (ii) the ANDA drug and the referenced drug shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and permit the ANDA holder to submit a different, comparable aspect of the ETASU in its REMS documents if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to an aspect of the ETASU for the referenced drug product that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA sponsor and the sponsor of the listed product before granting a waiver of the single shared system requirement.
In its December 13, 2012 response denying the Citizen Petition we filed in July 2012, the FDA stated that when the new drug application, or NDA, holder has a deemed REMS, the FDA directs the ANDA applicant to work with the NDA holder to create a single shared system to implement the ETASU that will be approved as a final REMS. More broadly, the FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and ANDA applicants to proceed concurrently with the FDA’s review of ANDA applications. The FDA is seeking to schedule an initial meeting with us and ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate). We cannot predict the outcome or impact on our business of any discussions with the FDA and/or any ANDA applicant with respect to the potential creation of a single shared system REMS for Xyrem (sodium oxybate).

We may face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. We cannot predict the outcome or impact on our business of any future action that may be taken by a third party to seek to license or share our REMS, or the FDA’s response to a certification that a third party has been unable to obtain a license.
If we do not develop a shared system or license or share our REMS with a generic competitor within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow the generic competitor to market a generic drug with a REMS that does not include the same elements in our deemed REMS or, when the Xyrem REMS documents are approved, with a separate REMS that includes different, but comparable, ETASU.
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
It is also possible that the FDA may take the position that a potential generic competitor does not need a REMS that has the same ETASU as our Xyrem deemed REMS in order to obtain approval of its ANDA. In the denial of our Citizen Petition described above, the FDA stated that if the FDA determines that an ANDA may be ready for approval before final approval of the REMS of a sponsor holding a deemed REMS, the FDA will direct the ANDA applicant to submit a proposed risk management plan with ETASU that are comparable to the ETASU that are approved for the referenced drug in order to have adequate risk management elements in place for the ANDA until the final REMS is approved. The legal basis for this position is uncertain. However, it is possible that the FDA may rely on this position as a basis to grant approval of an ANDA with a risk management plan rather than a final REMS. The 30-month stay of FDA approval of Roxane’s ANDA expired on April 18, 2013, and we have not yet received approval of final REMS documents for Xyrem. Accordingly, it is possible that, consistent with the position that the FDA articulated in its denial of our Citizen Petition, the FDA could approve Roxane’s ANDA with a risk management plan that is separate from our Xyrem deemed REMS, rather than with a final REMS or a shared REMS for both the generic and Xyrem. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the risk factor in this Item 1A entitled “We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.”
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
Prialt, an intrathecally administered infusion of ziconotide, was approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. We face many challenges in maintaining and growing sales of Prialt, including acceptance of intrathecal administration by patients and physicians and challenges for physicians with timely reimbursement for use of Prialt. In addition, the FDA has required that the label for Prialt include a boxed warning regarding the risk of psychiatric symptoms and neurological impairment. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote Prialt, which could negatively impact Prialt sales. In May 2013, we completed the roll-out of the NAVIGATOR Reimbursement and Access ProgramTM, a centralized program that provides a single point of access to Prialt, and transitioned to a centralized distribution system for Prialt through an exclusive distributor and pharmacy. In connection with the implementation of the new distribution system, we have experienced, and may continue to experience in the near future, some fluctuation in product sales.
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
We maintain very limited inventories of certain of our products, including Xyrem and Erwinaze, as well as the ingredients or raw materials used to make our products. Our limited inventory puts us at significant risk of not being able to meet product demand. During 2013, our supply of Erwinaze has been nearly completely absorbed by demand for the product. While we have been able to resolve potential supply shortages, including shortages related to the failure of a batch to meet certain specifications earlier this year, and meet product demand to date, if our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. Other difficulties or delays in production, such as those described elsewhere in this risk factor, could also result in supply interruptions in the future. If, for any reason, our suppliers and manufacturers, including any new suppliers without a track record of meeting our supply needs, do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of our products or product candidates, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
Our current supplier of sodium oxybate, Siegfried USA LLC, or Siegfried, was approved by the FDA in late 2011 and became our sole supplier in 2012. While we expect Siegfried will continue to be our sole supplier of sodium oxybate for the foreseeable future, we cannot assure you that Siegfried can or will continue to supply on a timely basis, or at all, sufficient quantities of active pharmaceutical ingredient to enable the manufacture of the quantities of Xyrem that we need.
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
For FazaClo LD and FazaClo HD orally disintegrating clozapine tablets, we have single sources of supply for both the active pharmaceutical ingredient and finished product, and, should it become necessary to change suppliers, the process could take two years or longer. Pursuant to our license and supply agreement, Douglas Pharmaceuticals America Limited has agreed to supply VersaclozTM (clozapine, USP) oral suspension finished product to us.
The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, our supplier of sodium oxybate, as well as our finished product manufacturer, must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and Xyrem manufacturer are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For 2013, our supplier was initially allocated only a portion of the quota it requested to make the active pharmaceutical ingredient of Xyrem. Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the quota it requested to make finished product. As a result, earlier this year, both our active pharmaceutical ingredient supplier and our finished product manufacturer had to request and justify increased quotas from the DEA for 2013. While we believe that both our active pharmaceutical ingredient supplier and our finished product manufacturer have now obtained sufficient quotas from the DEA to meet our needs for 2013, we cannot assure you sufficient quotas will be received in the future to meet our needs. If we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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
Failure by our third party manufacturers to comply with regulatory requirements could adversely affect their ability to supply products or ingredients to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. In complying with cGMP requirements, our suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. DEA regulations also govern facilities where controlled substances such as sodium oxybate, Xyrem's active pharmaceutical ingredient, are manufactured. Manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the DEA and other regulatory authorities, including state authorities and similar authorities in non-U.S. jurisdictions. Failure to comply with applicable legal requirements subjects the suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the ingredients or finished products we need.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial experience in international markets and may not achieve the results that we or our shareholders expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 700 in October 2013. This includes employees in thirteen countries in North America and Europe, a European commercial presence, and a complex distribution network for products in Europe and additional territories. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, because we are conducting a larger portion of our business outside of the United States, we are now subject to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

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

Conducting clinical trials is costly and time consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
We expect to continue to grow our research and development organization to pursue targeted development activities for the remainder of 2013 and in 2014. We have several development pipeline projects, including the development of two clinical product candidates: Asparec (mPEG-r-crisantaspase), which is in a Phase 1 clinical trial in Europe; and Leukotac (inolimomab), which is in a Phase 3 clinical trial also in Europe. We obtained a worldwide exclusive license for JZP-386, a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, from Concert Pharmaceuticals, Inc. in February 2013. Preclinical research and development work has been initiated on this compound for potential use in patients with narcolepsy. We plan to make a regulatory filing by the end of 2013 that, if approved, would allow the first study of JZP-386 in humans. We also intend to pursue clinical development of other product candidates that we may acquire or in-license in the future. Significant clinical, development and financial resources will be required to progress these product candidates to obtain necessary regulatory approvals and to develop them into commercially viable products. We have not been successful in developing any product candidates that received FDA approval in the past. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment from that product candidate.
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

•
delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, also known as Ethics Committees in Europe, to conduct a clinical trial at a prospective study site;

•	delays in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA and other regulatory agencies’ Good Clinical Practice Guidelines;

•	unforeseen safety issues, including negative results from ongoing preclinical studies and adverse events associated with product candidates;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	failure of our third-party clinical trial managers to satisfactorily perform their contractual duties, comply with regulations or meet expected deadlines; or

•	insufficient funds to complete the trials.
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
We are currently undertaking a Phase 1 clinical trial of Asparec in Europe. Under our license agreement with Alizé Pharma II, or Alizé, under which we obtained rights to develop and commercialize Asparec, we are subject to contractual obligations to meet certain development milestones within the applicable timeframes provided under the license agreement. Our ability to meet some of these milestones is uncertain, and depends upon a number of factors, including our ability to obtain clinical material, to recruit study centers with appropriate expertise and patient populations and to develop a clinical program meeting the development requirements of both the FDA and European regulatory authorities in a timely fashion. If our development activities are delayed and we fail to meet our licensing obligations to Alizé, we may lose our rights to develop and commercialize Asparec. We submitted an investigational new drug application, or IND, to conduct studies relating to Asparec to the FDA in November 2012, and received FDA confirmation in December 2012 that we may proceed with the initial clinical study. In June 2013, the FDA granted Fast Track designation to the investigation of Asparec for ALL. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite the review of a new drug candidate. We are working with investigators and will be reviewing our plans with the FDA for our first study of Asparec in children. Although we have obtained Fast Track designation from the FDA for Asparec, receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures, and Fast Track designation may be withdrawn by the FDA at any time. In addition, Fast Track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that Asparec will receive any regulatory approvals.
Our development pipeline projects include not only new product candidates, but also projects involving line extensions for existing products and the generation of additional clinical data for existing products. For example, we have completed enrollment in a clinical trial evaluating the intravenous administration of Erwinaze in North America. Based on data collected in the study, which met the primary end point, we have recently submitted an amendment to the Erwinaze biological license application to the FDA to allow intravenous administration of Erwinaze. We are also planning a clinical trial to further evaluate the use of Erwinaze in adolescents and young adults with ALL who are hypersensitive to E. coli-derived asparaginase. We have identified a principal investigator for this study, are working with the investigator to finalize the study protocol and will begin the process of identifying and recruiting global study sites. These development efforts may not be successful, and any adverse events or other information generated during the course of our studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency, which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
We rely on third parties to conduct our clinical trials, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
We rely on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties and, as a result, they may not treat our clinical studies as a high priority, or in the manner in which we would prefer, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as FDA’s and non-U.S. regulatory agencies’ requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and non-U.S. regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.
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
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.*
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent the adverse effect of such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.

Risks Related to Our Intellectual Property
It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.*
Our commercial success depends in part on obtaining and maintaining patent protection and trade secret protection of our products and product candidates and their use and the methods used to manufacture and distribute them, as well as successfully defending these patents against third party challenges, and successfully protecting our trade secrets. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importation by third parties depends on the extent to which we have rights under valid and enforceable patents, or have trade secrets that cover these activities.
The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. Although Xyrem is covered by patents covering its formulation, distribution system and method of use, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem. If one or more companies receive FDA approval of an ANDA, it is possible that such company or companies could introduce generic versions of Xyrem before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch generic versions of Xyrem at risk of potentially being held liable for damages for patent infringement.
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
The two formulation patents covering FazaClo LD and FazaClo HD that we license from CIMA are under reexamination by the U.S. Patent and Trademark Office, or the USPTO, and both of the reexamination proceedings have proceeded to appeal at the USPTO. The ANDA lawsuits with the other two generic manufacturers have been stayed pending the outcome of these reexamination proceedings. In May 2013, a decision was issued in one of the two reexamination proceedings, which held certain claims to be patentable, and there was no appeal of this decision. The second reexamination proceeding is still ongoing. We cannot predict the timing or outcome of the second reexamination proceeding, or when the stays will be lifted. Any decision on the part of the USPTO or by the Court of Appeals for the Federal Circuit on appeal that results in one or both of the patents being fully or partly invalidated could accelerate the entry of additional generic competitors for FazaClo LD and FazaClo HD.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed and prosecuted and may also affect patent litigation. The final substantive provisions of the Leahy-Smith Act, including the first to file system, became effective on March 16, 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. For example, since Erwinaze has no patent protection, one method of protection is to rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. Another method of protection is regulatory exclusivity. Erwinaze, as a biologic product approved under a BLA, is subject to the U.S. Biologics Price Competition and Innovation Act, or the BPCIA. The BPCIA establishes a period of twelve years of data exclusivity for reference products in order to preserve incentives for future innovation, protecting data included by the applicant in a BLA by prohibiting others from gaining FDA approval based in part on reliance on, or reference to, the data in the BLA during a twelve-year period. The FDA is in the process of implementing the BPCIA and has not established final guidelines for administering the review and approval of applications for data exclusivity. Although we expect that Erwinaze would receive data exclusivity in the United States through 2023 under the BPCIA, we cannot assure you that it will receive this exclusivity. While Erwinaze has orphan drug marketing exclusivity for a seven-year period from its FDA approval in the United States until November 2018, and is expected to receive data exclusivity in the United States through 2023 under the BPCIA, it is possible that a potential competitor might obtain earlier approval from the FDA based upon an approval application that does not rely on or refer to data in our BLA for Erwinaze. In the European Union, or EU, the regulatory data protection and thus regulatory exclusivity period for Erwinaze has lapsed. This also means that any new marketing authorizations for Erwinaze in other EU member states will not receive any regulatory data protection. If a biosimilar product to Erwinaze is approved in the future in the United States or in other countries where it is sold, a significant percentage of the prescriptions written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, although there are patent applications for Asparec pending in the United States and many other countries, it is not yet covered by any issued patents. Asparec was granted orphan drug designation in Europe and the United States subject to certain conditions. In addition, the FDA has not yet clarified whether Asparec is eligible to receive data exclusivity under the BPCIA. If we fail to obtain orphan drug marketing exclusivity and/or data exclusivity, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to Asparec, including protection by one or more issued patents, Asparec would be subject to competition from a biosimilar product, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many non-U.S. jurisdictions are typically not published until 18 months after their priority date, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for inventions covered by our licensors’ or our issued patents or pending applications, or that we or our licensors were the first inventors. Our competitors may have filed, and may in the future file, patent applications covering subject matter similar to ours. Any such patent application may have priority over our or our licensors’ patents or applications and could further require us to obtain rights to issued patents covering such subject matter. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Patent interferences are limited or unavailable for applications filed after March 16, 2013.
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
We own patents that cover the formulation and method of use covering the administration for Xyrem, as well as method of use patents and trade secrets that cover elements of the Xyrem deemed REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. As a result of the implementation of the FDAAA, we have submitted updated REMS documents to the FDA, which are intended to conform the elements of the Xyrem Risk Management Program, our deemed REMS, to the current REMS formatting requirements, as well as to make other updates to the program and its documentation. We are engaged in ongoing communications with the FDA with respect to our REMS documents for Xyrem, but we have not reached agreement on certain significant terms. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy. See the risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors to enter the market and/or negatively affect sales of Xyrem. In particular, depending on the extent to which certain provisions of our Xyrem deemed REMS which are currently protected by our method of use patents covering the distribution of Xyrem are changed as part of updating our REMS documents, the ability of our existing patents to protect our Xyrem distribution system from generic competitors may be reduced. Certain claims of our patents may not provide as much protection in the context of a modified REMS structure. In addition, the extent of protection provided by our method of use patents covering the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the current Xyrem deemed REMS.  If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a risk management plan or REMS that does not fall within the scope of any of the claims of our distribution patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing distribution patents or patents that may be granted in the future will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any changes to our REMS documents on our business.
Risks Related to Our Industry
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.
The research, testing, manufacturing, labeling, advertising and promotion, distributing and exporting of pharmaceutical products are subject to extensive regulation, and regulations differ from country to country. Approval in the United States, or in any jurisdiction, does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. For example, we are not permitted to market our product candidates in the United States or countries in Europe until we receive approval from the FDA or the competent European authorities, respectively, generally of an NDA, a BLA or a marketing authorization application. The application must contain information on the drug or biological candidate, including data from the preclinical and clinical trials, information pertaining to the preparation of the drug or biologic, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and stability. Submission of an application does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs.
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
Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 or later, and their details will be shaped significantly by implementing regulations. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, many states have chosen not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and there may be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall, which could impact our sales, business and financial condition. Where patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Healthcare Reform Act, including the employer mandate. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.
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
For a patient to be prescribed Prialt, the patient must have a surgically implanted infusion pump and the FDA has approved Prialt for use with Medtronic’s SynchroMed® II Drug Infusion System. Any regulatory action involving the pump or delivery of Prialt via the pump could materially adversely impact sales of Prialt.
In June 2009, the FDA posted an announcement regarding a potential safety signal associated with FazaClo. The posting stated that FazaClo had been found to exhibit a higher proportion of adverse events with a fatal outcome versus total adverse events compared to other clozapine products. The posting also stated that the reported events in the cases with fatal outcome are similar for FazaClo and other clozapine products. Azur Pharma investigated and we believe that the difference in the cited ratio between FazaClo and other marketed clozapine products does not reflect an underlying adverse safety signal, and the FDA has determined that no action is necessary at this time based on available information. However, the FDA is continuing to evaluate this issue. We cannot assure you that additional information we may learn will not modify the current FDA assessment or that the FDA will not take further actions related to this or other potential safety signals, either of which could have an adverse effect on our results of operations.
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
Various U.S. state agencies traditionally oversee pharmaceutical compounding activities. Compounded drugs are made by certain pharmacies, typically by combining, mixing or altering ingredients of a drug to make a formulation that is not readily available to patients and/or approved by the FDA. A number of problems have been associated with the making and use of compounded drugs, including product contamination, product toxicity, product instability and impaired performance of medical devices used to deliver drugs. Improperly compounded products can pose serious public health issues, as evidenced by the October 2012 fungal meningitis outbreak in the United States which was traced to compounded drugs from the New England Compounding Center. Pharmaceutical products administered intrathecally, such as Prialt, are frequently compounded with other products by pharmacies, a process over which we have no control. If any of our products are used in compounded drugs, we may have exposure to claims by patients treated with compounded formulations containing our products and to regulatory action by relevant government agencies. Any such claims or regulatory actions could result in harm to our reputation and have a negative effect on our business. In addition, since late 2012, there have been increased legislative and enforcement activities on the federal level, including proposed federal legislation to give the FDA greater authority over compounding operations. We cannot predict the impact of any new legislation on our business.
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
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act of 2010, or the UK Bribery Act. The FCPA generally prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits companies which do business in the United Kingdom and their employees and representatives from giving, offering, or promising bribes to any person, including non-UK government officials, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies may be held liable for failing to prevent employees and persons associated with the company from violating the Act. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and the Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals may report to the SEC information concerning a company’s securities and FCPA violations and may be eligible for a whistleblower award. We have ongoing efforts that are designed to ensure our compliance with these laws, including training, policies, procedures, and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Any violation of these laws may result in civil and criminal penalties, and could have a material adverse impact on our business.
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal or civil penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Moreover, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU member states may interpret the directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The EU member states and Switzerland permit U.S. companies to comply with the EU Data Protection Directive using several means, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe. Our U.S. subsidiary, Jazz Pharmaceuticals, Inc., has certified compliance with the EU safe harbor through the U.S. Department of Commerce. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration and, if adopted, could lead to additional and stricter requirements and penalties in the event of non-compliance.
The number and complexity of both federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and the Physician Payment Sunshine provisions. The Physician Payment Sunshine provisions will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. The Centers for Medicare and Medicare Services, or CMS, issued a final rule implementing the Physician Payment Sunshine provisions and clarified the scope of the reporting obligations. The final rule also provided that manufacturers begin tracking on August 1, 2013 and begin reporting payment data to CMS by March 31, 2014. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug. Such data previously have not been submitted for our two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection). We have been engaged in interactions with CMS and a trade group regarding the reporting of Medicaid pricing data and paying Medicaid rebates on these and other radiopharmaceutical products and plan to begin making any required reports when CMS provides guidance on reporting methodology, currently expected in 2014. Any additional rebate liability resulting from this reporting will negatively impact our financial results.
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
These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts “orphan drugs” - those designated under section 526 of the FDCA - from the ceiling price requirements for these newly-eligible entities. The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation to implement the orphan drug exception in July 2013. The final regulation interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. The newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The final regulation, which became effective October 1, 2013, is subject to a pending lawsuit that seeks to block its implementation. The narrow scope of the orphan drug exception in HRSA’s final regulation will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations.
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
Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.*
In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with such studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part. In addition, third party payors draw on diagnostic criteria to establish reimbursement guidelines. Meaningful changes to the diagnostic criteria for narcolepsy are included in the recently published fifth edition of the Diagnostic and Statistical Manual of Mental Disorders (DSM-5) and are expected to be included in the third edition of International Classification of Sleep Disorders (ICSD-3), which is expected to be published in 2014. As a result, third party payors may make changes to the coverage and reimbursement for our products, which may have a negative impact on revenues from Xyrem. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. For example, because some of our products compete in a market with both branded and generic products, reimbursement by government and private payors may be more challenging than for new chemical entities. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to effectively commercialize our products.
In recent years, there have been a number of legislative and regulatory changes in and proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. These changes and proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has begun making pharmacy National Average Drug Acquisition Cost and, until suspended in July 2013, National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover products appropriately under our DoD pricing agreements, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the Federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
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
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years.  The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order.  The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect April 1, 2013. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.
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

Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of September 30, 2013, we had approximately $555.8 million in secured debt outstanding, all of which was incurred under our credit agreement originally entered into in connection with the EUSA Acquisition in June 2012 and subsequently amended in June 2013, which is referred to in this report as the amended credit agreement. Our debt may:

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
The scope of our business and operations grew substantially in 2012 through the combination of Jazz Pharmaceuticals, Inc. and Azur Pharma in a merger transaction completed in January 2012, or the Azur Merger, and the EUSA Acquisition. To continue to grow our business over the longer-term, we will need to commit substantial additional resources to in-licensing and/

or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We may again decide to access the capital or credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
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
As of September 30, 2013, we had recorded $1.3 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
In addition, the market price of our ordinary shares may decline if the effects of the Azur Merger, the EUSA Acquisition and/or potential future acquisitions on the financial results of our company are not consistent with the expectations of financial analysts or investors.
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of October 29, 2013, we had 57,789,719 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2013	144,775	$70.95	144,775	$136,170,894
August 1 - August 31, 2013	245,985	$80.82	245,985	$116,296,140
September 1 - September 30, 2013	212,595	$87.81	212,595	$97,632,865
Total	603,355	$80.91	603,355
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per share includes brokerage commissions.

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

10.1+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013).
10.2+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013).
10.3+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013).
10.4+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013).
10.5+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013).
10.6+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013).
10.7+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013).
10.8+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan.
10.9+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

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
Date: November 5, 2013

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

10.1+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013).
10.2+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013).
10.3+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013).
10.4+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013).
10.5+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013).
10.6+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013).
10.7+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013).
10.8+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan.
10.9+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.