Form 10-K/A
period 2013-12-31
Jazz Pharmaceuticals plc
filed 2014-04-28
CIK 1232524

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (Commission File Number 001-33500), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 25, 2014. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2014 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 25, 2014) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

JAZZ PHARMACEUTICALS PLC
2013 ANNUAL REPORT ON FORM 10-K
Amendment No. 1

BASIS OF PRESENTATION
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly-owned subsidiary. Jazz Pharmaceuticals, Inc. was treated as the acquiring company in the Azur Merger for accounting purposes, and, as a result, the historical consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements. In addition, on June 12, 2012, Jazz Pharmaceuticals plc completed the acquisition of EUSA Pharma Inc., referred to as the EUSA Acquisition, and pursuant to a tender offer, in January and February 2014, Jazz Pharmaceuticals Italy S.p.A., our wholly-owned subsidiary, acquired approximately 98% of the outstanding and fully diluted voting securities of Gentium S.p.A., referred to as the Gentium Acquisition.
Unless otherwise indicated or the context otherwise requires, all references in this report to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, except when the context makes clear that the time period being referenced is prior to the effective time of the Azur Merger, in which case such terms are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Azur Merger. The disclosures in this report relating to the pre-Azur Merger business of Jazz Pharmaceuticals, as well as statements relating to pre-Azur Merger compensation, board of director and corporate governance matters, unless noted as relating to Azur Pharma prior to the Azur Merger, pertain only to Jazz Pharmaceuticals, Inc. prior to the Azur Merger. Accordingly, for purposes of the presentation of historical executive and director compensation information in this report, this compensation information consists of information with respect to Jazz Pharmaceuticals, Inc., our predecessor, for periods prior to January 18, 2012 and information with respect to Jazz Pharmaceuticals plc for the periods after January 18, 2012. All references to “EUSA Pharma” in this report are references to EUSA Pharma Inc. and its consolidated subsidiaries prior to the effective time of the EUSA Acquisition. All references to “Gentium” in this report are references to Gentium S.p.A. and its consolidated subsidiary prior to the effective time of the Gentium Acquisition.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will terminate on the date of our 2015 annual general meeting of shareholders; the term of the Class II directors will terminate on the date of our 2016 annual general meeting of shareholders; and the term of the Class III directors will terminate on the date of our 2014 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the class of directors whose term expires at that annual general meeting will be elected for a three-year term.
The following is a brief biography of each member of our board of directors as of April 21, 2014, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.
Class I Directors Continuing in Office Until the 2015 Annual General Meeting
Peter Gray, age 59, has served as a member of our board of directors since May 2013 and was appointed as chairperson of the Audit Committee, effective as of April 7, 2014. Mr. Gray currently serves as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services, and as a business consultant to the pharmaceutical industry. In September 2011, Mr. Gray retired from his position as the Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. Mr. Gray holds a degree in law from Trinity College Dublin and is a chartered accountant. Based on his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 20 years of experience in financial and operational management within the pharmaceutical industry.
Kenneth W. O’Keefe, age 47, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the Azur Merger. Since January 2011 he has been Managing Partner of, and from 1997 to January 2011, he was Managing Director of, Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. He serves on the boards of several privately held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of Beecken Petty O’Keefe, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson of our audit committee until April 7, 2014 and the chairperson of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors for several years, Mr. O’Keefe has detailed knowledge of our financial position and financial statements.
Catherine A. Sohn, Pharm. D., age 61, has served as a member of our board of directors since her election at the July 2012 annual general meeting of shareholders. Dr. Sohn is the founder of Sohn Health Strategies, where since 2010 she has consulted to pharmaceutical, biotechnology, medical device and consumer healthcare companies in the areas of business strategy, business development and strategic product development. She joined the board of directors of Neuralstem, Inc., a biotechnology company, in January 2014 and has served as a director of Landec Corporation, a material sciences company, since November 2012. From 1982 to 2010, she was with GlaxoSmithKline plc, a pharmaceutical company (and with SmithKline Beecham plc before its merger with GlaxoWellcome plc), where she served most recently as Senior Vice President, Worldwide Business Development and Strategic Alliances in the GSK Consumer Healthcare division, and before that, she held a series of positions in Medical Affairs, Pharmaceutical Business Development, U.S. Product Marketing, and global strategic product development in the pharmaceutical division. Dr. Sohn started her career as Assistant Professor of Clinical Pharmacy at the University of the Sciences in Philadelphia, where she currently holds the position of Dean’s Professor. She received a Pharm.D. from the University of California, San Francisco, School of Pharmacy. She also received a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn brings to our board of directors almost three decades of product development and business development experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.

Class II Directors Continuing in Office Until the 2016 Annual General Meeting
Paul L. Berns, age 47, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the Azur Merger. In March 2014, Mr. Berns was appointed as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company. He has served as a member of the board of directors of Anacor Pharmaceuticals, Inc. since 2012 and served as the Chairman of its board of directors since 2013. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceuticals industry. From March 2006 to September 2012, he served as the President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns joined the board of directors of Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) in November 2013 and has been a director of XenoPort, Inc. since 2005. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Anacor Pharmaceuticals and Bone Care International, and his experience serving on the boards of directors for public companies, Mr. Berns provides significant management expertise and industry knowledge to our board of directors.
Patrick G. Enright, age 52, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the Azur Merger. Since 2006, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures, a venture capital investment firm, where he co-led the life sciences investment practice. He currently serves on the boards of directors of Corcept Therapeutics Incorporated, a pharmaceutical company, Esperion Therapeutics, Inc., a biopharmaceutical company, and several privately-held companies. In the past five years he also served as a director of Threshold Pharmaceuticals, Inc. and Sequenom, Inc. Mr. Enright received a B.S. from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 25 years of operating experience and financial expertise in the life sciences industry.
Seamus Mulligan, age 53, has served as a member of our board of directors since the Azur Merger and was a founder and principal investor of Azur Pharma. Since 2013, Mr. Mulligan has served as Chairman and Chief Executive Officer of Adapt Pharma, plc, a specialty pharmaceutical company, and since 2006, Mr. Mulligan has served as the Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as its Executive Vice President, Business and Corporate Development. Previously at Elan Corporation, he held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc (Pharm) and M.Sc from Trinity College Dublin. As a founder of Azur Pharma and a senior executive of Elan Corporation for 20 years, Mr. Mulligan brings his expertise in business development and deep knowledge of the pharmaceutical industry to our board of directors.
Norbert G. Riedel, Ph.D., age 56, has served as a member of our board of directors since May 2013. Since January 2014, Dr. Riedel has served as the Chief Executive Officer and President of Naurex, Inc., a biopharmaceutical company. From 2001 to January 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi-Aventis, a global pharmaceutical company. Dr. Riedel serves on the board of directors of Ariad Pharmaceuticals, Inc., a biotechnology company, and the board of directors of the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences, the advisory board of Northwestern University’s Kellogg School of Management Center for Biotechnology, and the Illinois Innovation Council. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.

Class III Directors Continuing in Office Until the 2014 Annual General Meeting
Bruce C. Cozadd, age 50, has served as our Chairman and Chief Executive Officer since the Azur Merger. He was a co-founder and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biomedical products company, Threshold Pharmaceuticals, Inc., a clinical stage biopharmaceutical company, and The Nueva School, a non-profit organization. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.
Heather Ann McSharry, age 52, has served as a member of our board of directors since May 2013. Ms. McSharry currently serves as a non-executive director on the boards of directors of several public and private companies, including Greencore Group plc, an international manufacturer of convenience foods, and CRH plc, an international building materials group. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry also serves on the board of directors of the Industrial Development Agency in Ireland, where she is Chair of the audit and finance committee. From 2007 to 2011, Ms. McSharry served on the board of directors of the Bank of Ireland, including serving on its audit committee from 2009 to 2011. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors almost 30 years of experience in multiple international industries including healthcare, consumer goods and financial services.
Rick E Winningham, age 54, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the Azur Merger. Since 2001, he has served as the Chief Executive Officer and, since 2010, as Chairman of the board of directors of Theravance, Inc., a biopharmaceutical company. From 1986 to 2001, he held various positions with a pharmaceutical company, Bristol-Myers Squibb and its predecessor Bristol-Myers, including serving as the President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as its President of Global Marketing. He is Chairman of the board of directors of the California Healthcare Institute and is also a member of the external advisory board of directors for the College of Business and Administration and Business Hall of Fame at Southern Illinois University. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.
Our Executive Officers
The following table provides information regarding our executive officers as of April 21, 2014.

Name	Age	Position
Bruce C. Cozadd	50	Chairman and Chief Executive Officer
Russell J. Cox	50	Executive Vice President and Chief Commercial Officer
Suzanne Sawochka Hooper	48	Executive Vice President and General Counsel
Fintan Keegan	54	Executive Vice President, Technical Operations
Jeffrey K. Tobias, M.D.	59	Executive Vice President, Research and Development and Chief Medical Officer
Karen J. Wilson	50	Senior Vice President, Finance and Principal Accounting Officer
Matthew P. Young	44	Senior Vice President and Chief Financial Officer
Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.”
Russell J. Cox was appointed our Executive Vice President and Chief Commercial Officer as of March 2012 and served as our Senior Vice President, Sales and Marketing from the Azur Merger until March 2012. Prior to the Azur Merger, he served in a variety of senior management roles since joining Jazz Pharmaceuticals, Inc. in 2010. From January 2009 to January 2010, he was Senior Vice President and Chief Commercial Officer of Ipsen Group, a pharmaceutical company, and from 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. (acquired by Ipsen Group), a biotechnology company. From 2003 to 2007, he was with Scios Inc. (acquired by Johnson and Johnson later in 2003), where he also held the role of Vice President, Marketing. Prior to 2003, Mr. Cox was with Genentech, Inc. for 12 years, where he was a Product Team Leader responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.
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
Fintan Keegan was appointed our Executive Vice President, Technical Operations as of July 2012 and served as our Senior Vice President of Technical Operations from the Azur Merger until July 2012. Prior to the Azur Merger, he was Senior Vice President and Chief Technical Officer of Azur Pharma from 2006 until the Azur Merger, where he was responsible for quality, regulatory, compliance, supply chain and development. Prior to his work with Azur Pharma, Mr. Keegan most recently served as Vice President of Quality and Regulatory for Elan Corporation, plc. He also held various positions with Wyeth Pharmaceuticals, Inc., Merck & Co., Inc. and at a clinical contract research organization. Mr. Keegan holds a B.Sc and a H. Dip in Pharmaceutical Manufacturing Technology from Trinity College Dublin and a M.Sc from the School of Chemistry, University of Bristol, in the United Kingdom.
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
Karen J. Wilson was appointed our Senior Vice President, Finance and Principal Accounting Officer as of February 2013 and served as our Vice President, Finance and Principal Accounting Officer from the Azur Merger until February 2013. Prior to the Azur Merger, she served as Jazz Pharmaceuticals, Inc.’s Vice President, Finance since February 2011 and was appointed Principal Accounting Officer in March 2011. From 2009 to January 2011, Ms. Wilson served as Vice President of Finance and Principal Accounting Officer at PDL BioPharma, Inc., a biotechnology company. From 2005 to 2009, she served as a principal at the consulting firm Wilson Crisler LLC. Previously, from 2001 to 2004, she was Chief Financial Officer of ViroLogic, Inc., a biosciences company. Prior to joining ViroLogic, Ms. Wilson served as Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc. from 1999 to 2001. Prior to 1999, Ms. Wilson worked for Deloitte & Touche LLP for ten years, serving clients in both the medical and technology fields. Ms. Wilson is a Certified Public Accountant in the State of California and received a B.S. in Business from the University of California, Berkeley.
Matthew P. Young was appointed our Senior Vice President and Chief Financial Officer as of March 9, 2014 and previously served as our Senior Vice President, Corporate Development since April 2013. Prior to joining us, Mr. Young worked in investment banking for approximately 20 years. From February 2009 to April 2013, Mr. Young served as a managing director in global healthcare of Barclays Capital Inc., an investment banking firm, where his role included acting as the co-head of life sciences at Barclays Capital. From 2007 to 2008, Mr. Young served as a managing director of Citigroup Global Markets Inc., an investment banking firm, and from 2003 to 2007, as a managing director of Lehman Brothers Inc., an investment banking firm. From 1992 to 2003, Mr. Young served in various capacities at other investment banking firms. Mr. Young received a B.S. in Economics and an M.B.A. from the Wharton School of the University of Pennsylvania.
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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 originally filed on May 20, 2013 by Russell Cox, an executive officer, omitted reporting his exercise of a stock option, which exercise was subsequently reported on a Form 5 filed on February 12, 2014, and a Form 4 reporting a sale of ordinary shares by Fintan Keegan on March 7, 2013 in order to satisfy tax obligations arising from the vesting of restricted stock units was filed late, on August 14, 2013.
CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing audit committee that is currently composed of five directors (Ms. McSharry and Messrs. Berns, Enright, Gray and O’Keefe). Our board of directors has determined that each of Ms. McSharry and Messrs. Berns, Enright, Gray and O’Keefe meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of the NASDAQ Stock Market LLC, or the NASDAQ and the NASDAQ listing standards, respectively, with respect to audit committee members. Our board of directors has also determined that each of Ms. McSharry and Messrs. Enright, Gray and O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of each with accounting matters, analyzing and evaluating financial statements, and, in the case of Messrs. Enright and O’Keefe, managing private equity investments. Mr. Gray serves as chair of the audit committee.
Code of Conduct
Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section “About Us” at “Corporate Responsibility.” Shareholders may request a free copy of the Code of Conduct by submitting a written request to Jazz Pharmaceuticals plc, Attention: Investor Relations, Fourth Floor, Connaught House, One Burlington Road, Dublin 4, Ireland. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Director Nominations
No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

Item 11.     Executive Compensation

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2013, or the named executive officers: Bruce C. Cozadd, Chairman and Chief Executive Officer, Kathryn E. Falberg, Executive Vice President and Chief Financial Officer, Suzanne Sawochka Hooper, Executive Vice President and General Counsel, Russell J. Cox, Executive Vice President and Chief Commercial Officer and Fintan Keegan, Executive Vice President, Technical Operations. Ms. Falberg resigned from her position as our Executive Vice President and Chief Financial Officer in March 2014, and Mr. Young was appointed as her successor, effective upon her resignation.

Executive Summary
The compensation committee believes that our executive compensation program is appropriately designed and reasonable in light of the executive compensation programs of our peer group companies and in line with our business strategy and priorities. The compensation committee also believes that our executive compensation program is responsible in that it both encourages executive officers to work for meaningful shareholder returns consistent with our pay-for-performance philosophy, without encouraging our executive officers to assume excessive risks.
2013 was an outstanding year for Jazz Pharmaceuticals. The highlights of our performance during the year included:

•
The price of our ordinary shares increased approximately 138%. As of December 31, 2013, our one-year and three-year annualized total shareholder returns were approximately 138% and 86%, respectively, and significantly outperformed the Global Industry Classification Standard for the Pharmaceuticals, Biotechnology and Life Sciences Industry Group median one-year and three-year total shareholder returns of approximately 48% and 17% for the same periods (as published by Institutional Shareholder Services).

•
We continued to achieve strong revenue growth, primarily from the sales of our lead marketed products, Xyrem® (sodium oxybate) oral solution and Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States.

–	Total revenues were $872.4 million in 2013, representing an increase of 49% over total revenues of $586.0 million in 2012.

–	Net sales of Xyrem were $569.1 million in 2013, representing an increase of 50% over net sales of $378.7 million in 2012.

–	Worldwide net sales of Erwinaze/Erwinase were $174.3 million in 2013, representing an increase of 32% over full year pro forma net sales of $131.9 million in 2012.

–	Adjusted net income for 2013 was $388.3 million, representing an increase of 34% over adjusted net income of $290.4 million in 2012.[1]

–	GAAP income from continuing operations was $216.3 million in 2013, compared to $261.1 million in 2012.[2]
 ___________________

(1)
Adjusted net income as used in this report is a non-GAAP (not a U.S. generally accepted accounting principles, or GAAP) financial measure that excludes certain items from GAAP income from continuing operations. For more information on our presentation and calculation of adjusted net income, and a reconciliation of adjusted net income to GAAP income from continuing operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

(2)
2012 GAAP income from continuing operations included a $104 million non-recurring tax benefit due to the reversal of the valuation allowance against substantially all of Jazz Pharmaceuticals’ U.S. deferred tax assets.

•
As of February 21, 2014, we acquired approximately 98% of the outstanding and fully diluted voting securities of Gentium S.p.A. pursuant to a tender offer we launched on December 23, 2013. As a result of the Gentium Acquisition, we acquired the product Defitelio® (defibrotide). In October 2013, the European Commission granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe veno-occlusive disease in adults and children undergoing hematopoietic stem cell transplantation therapy. We commenced the launch of Defitelio in Europe in March 2014, with an initial launch in Germany and Austria, and expect to launch in additional European countries during 2014 and 2015.  In addition to its existing approved indication in the European Union, defibrotide has the potential to be developed for approval in other indications, and for approval in countries outside the European Union, including the United States.

•
We made significant progress and investment in expanding our product development pipeline. In February 2013, we licensed rights to JZP-386, an early-stage investigational compound being developed for potential use in narcolepsy, from Concert Pharmaceuticals, Inc. In January 2014, we acquired rights to JZP-110, a late-stage investigational compound being developed for potential treatment of excessive daytime sleepiness, or EDS, in patients with narcolepsy, from Aerial BioPharma LLC. We also intend to pursue development of JZP-110 for EDS in patients with obstructive sleep apnea.

•	Three additional patents for Xyrem issued in 2013.
We believe our executive compensation program design provides a balanced approach between rewarding our executives for current and long-term performance. Our executive compensation policies in 2013 included the following:

•
The majority of our compensation is linked to performance: for our Chief Executive Officer, 94% of 2013 compensation was performance-based and 6% of 2013 compensation was fixed, and, for our other named executive officers, 87% of 2013 compensation was performance-based and 13% of 2013 compensation was fixed.

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

–
the change in control plan is limited to “double-trigger” payments (requiring termination other than for cause or resignation for good reason in connection with a change in control to trigger payments); and

–	the change in control plan does not provide for any tax gross ups.

•
Our Chief Executive Officer’s performance bonus is based 100% on our company’s overall performance and achievement of our annual corporate objectives, which aligns our Chief Executive Officer’s interests with our shareholders’ interests.

•	We do not provide any executive fringe benefits to our named executive officers, such as car allowances, personal security, financial planning advice or club memberships.

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

Our board of directors and/or compensation committee have also implemented a number of other corporate governance practices that were determined to be in the best interest of our shareholders:

•
Our 2013 advisory say-on-pay vote was approved by approximately 98% of our shareholders voting on the advisory proposal. Based on this positive feedback, the board of directors and the compensation committee decided to maintain our current approach to executive compensation for our Chief Executive Officer and named executive officers;

•	Our compensation committee is composed solely of independent directors;

•	Our compensation committee has engaged an independent compensation consultant that reports directly to the compensation committee, which has the sole authority to direct the work of the consultant;

•	The compensation committee regularly meets in executive session without management present;

•	The company’s insider trading policy prohibits executives from engaging in speculative trading activities, including hedging or pledging their company securities as collateral; and

•
The compensation committee conducts an annual assessment of executive compensation, which includes reviewing market and peer company data prepared by the compensation committee’s independent compensation consultant to ensure that we provide competitive compensation packages to attract, retain, reward and incentivize our executive management team to achieve success for us and our shareholders over the longer term.

Overview
Our executive compensation program is designed to help attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time, and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align executive officers’ compensation with our business objectives and the interests of our shareholders and to incentivize and reward executive officers for our success. Specifically, we have an executive compensation program that combines short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk taking. We place significant emphasis on pay-for-performance-based incentive compensation programs, so that targeted compensation can be achieved only if performance goals are met and, in the case of our stock option awards, only if our share price appreciates over time. We consider our annual performance bonus awards and equity incentive awards to be “at risk,” or performance-based compensation, because our annual bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives that are derived from the annual corporate goals approved by our board of directors in advance, and our stock option awards will not provide realizable value and our restricted stock unit, or RSU, awards will not provide increased value unless there is an increase in the value of our stock. Our executive compensation program is intended to attract and retain key employees with relevant experience in the life sciences industry, where there is significant competition for talented employees, and to be fair to professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain executive officers and to incentivize our executive management team to achieve success for us and our shareholders over the longer term.
As discussed in further detail below, our executive compensation program consists of the following three principal components:

•
Base Salary. Our compensation committee reviews and determines base salary rates for our executive officers each year, which are then generally effective by March 1. Base salary rates are determined, in consultation with the compensation committee’s independent compensation consultant, based on each executive officer’s responsibilities, individual performance, achievement of corporate and strategic goals and a review of competitive salary and total cash compensation data.

•
Performance Bonus Awards. We have an annual performance-based incentive bonus plan, or the performance bonus plan, for our employees, including our executive officers, under which bonuses may be paid after the end of each year at the discretion of the compensation committee (and our board of directors in the case of the Chief Executive Officer), based on our performance in meeting designated corporate objectives for the prior year and each individual’s performance and contribution in meeting such corporate objectives.

•
Equity Grants. Our executive officers are eligible to receive equity grants which serve as long-term incentives to ensure that a portion of their total compensation is linked to our long-term success, thereby aligning their incentive compensation with the interests of our shareholders.

The compensation committee does not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants. Instead, the compensation committee uses its judgment to establish for each named executive officer a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate goals. However, because we believe it is important to our success to aggressively pursue long-term corporate goals, to avoid excessive risk taking, and to preserve our cash resources, a significant portion of the named executive officers’ total compensation is comprised of performance-based bonus opportunities and long-term equity awards, which align the executive officers’ incentives with the interests of our shareholders. This allocation is consistent with our pay-for-performance philosophy, the compensation market data provided by our compensation committee’s independent compensation consultant for each executive officer’s position, and our continued success in achieving corporate goals and increasing total shareholder return.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation
The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to the executive officers, including the named executive officers other than our Chief Executive Officer. Our board of directors approves the compensation of our Chief Executive Officer, upon recommendation from the compensation committee. In making its executive compensation determinations, the compensation committee considers recommendations from the Chief Executive Officer. In making his recommendations, the Chief Executive Officer receives input from our human resources department and has access to various third party compensation surveys and compensation data provided by the independent compensation consultant to the compensation committee, as described below. While the Chief Executive Officer discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations to our board of directors concerning, or the determination of, his own compensation. Members of our human resources and legal departments also attend compensation committee meetings. The compensation committee discusses and makes determinations with respect to executive compensation matters without any named executive officers or other executive officers, other than the Chief Executive Officer as described above, present. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in the compensation committee meetings. The compensation committee does not delegate any of its functions to others in determining executive compensation.
The compensation committee generally engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, an Aon Hewitt Company, has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis and as needed with respect to specific questions that arise, new compensation programs being considered and best practices for compensation committees. Specific examples of services provided by Radford include comparing our executive officers’ compensation with the compensation of our peer group in preparation for making annual cash compensation decisions and for the preparation of equity award guidelines for executive officers and key personnel. Radford reports directly to the compensation committee, which maintains the authority to direct their work and engagement, and advises the compensation committee and our human resources department on ad hoc projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. The compensation committee and Radford meet, as needed, in executive session with no members of management present, to address various compensation matters, including deliberations regarding the Chief Executive Officer’s compensation.
The compensation committee has analyzed whether the work of Radford as a compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our company by Radford; (ii) the amount of fees we paid to Radford as a percentage of the firm’s total revenue; (iii) Radford’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Radford or the individual compensation advisors employed by it with an executive officer of our company; (v) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; and (vi) any stock of our company owned by Radford or the individual compensation advisors employed by it. The compensation committee has determined, based on its analysis of the above factors, that the work of Radford and the individual compensation advisors employed by it as compensation consultants to our company has not created any conflict of interest.
The compensation committee is (and was at all times during 2013) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the NASDAQ listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and Chief Executive Officer, with input from members of our legal department, and is reviewed with the chair of the compensation committee.
In 2013, the compensation committee met five times and did not act by unanimous written consent. As of the date of this report, in 2014 the compensation committee met two times and has not acted by unanimous written consent.

Competitive Assessment of Cash and Long-Term Compensation
We aim to attract and retain the most highly qualified executives in an extremely competitive market. Accordingly, the compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the compensation committee reviews market data for each executive’s position, compiled by Radford, as described below, including information relating to the mix and levels of compensation for executives in the life sciences industry.
In late 2012, when developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2013, Radford reexamined our compensation philosophy and peer group and recommended updates to the list of peer companies to reflect our growth as a result of the Azur Merger and the completion of the EUSA Acquisition and the related increase in our revenues and market capitalization, the expansion of our geographic reach, product portfolio and headcount, and the consolidation in our industry. Radford selected companies that were in the life sciences industry with commercial products on the market, had revenue of approximately one half (0.5x) to two times (2x) our then-projected revenue (resulting in a range of generally $300 million to $1.2 billion in revenue), had market values of approximately one third (0.3x) to three times (3x) our market capitalization at the time (resulting in a range of between $1 billion to $10 billion in market capitalization), and were located primarily in the United States or headquartered in Europe. Based on these criteria, for 2013, Radford recommended that Amylin Pharmaceuticals, Inc. (which was acquired) and InterMune Inc. (which no longer met the criteria) be removed from our peer company list and that Incyte Corporation, Medivation, Inc. and Seattle Genetics Inc. be added to our peer group company list.
Based on these parameters, in late 2012 our compensation committee approved the following companies as our appropriate peer group for 2013: Acorda Therapeutics, Inc., Alexion Pharmaceuticals, Inc., Alkermes, Inc., Auxilium Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., Elan Corporation, plc, Endo Health Solutions Inc. (formerly Endo Pharmaceuticals Holdings Inc.), Impax Laboratories, Inc., Incyte Corporation, Medivation, Inc., Myriad Genetics, Inc., Onyx Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., The Medicines Company, Seattle Genetics Inc., United Therapeutics Corporation, and ViroPharma Incorporated. In determining executive compensation for 2013, the compensation committee reviewed data from this group of peer companies. At the time of approval of our 2013 peer group, our company was in the 64th percentile of the peer group for market capitalization, 88th percentile of the peer group for one-year revenue growth, 25th percentile of the peer group for revenue, and 81st percentile of the peer group for one-year stock price performance.
To better inform the compensation committee in making compensation decisions for our executive officers, in late 2012, Radford also provided our compensation committee with updated market data regarding executive compensation at comparable public companies in the life sciences industry that reflected our increased revenue, market value and headcount. This market data was compiled from multiple sources, including: (i) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had revenues between $300 million and $1.2 billion, or the general survey data, which includes survey data with respect to our selected 2013 peer group companies; (ii) data from the Radford Global Life Sciences Survey with respect to the 2013 selected peer group companies listed above, or the peer survey data; and (iii) the 2013 selected peer group companies’ publicly disclosed information, or public peer data. The components of the market data were based on the availability of sufficient comparative data for an executive’s position. Generally, peer survey data and public peer data is used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford, and used as one reference point, in addition to other factors, in setting our executive officers’ compensation.
The compensation committee generally reviews both cash compensation and equity compensation against the market data described above primarily to ensure that our executive compensation program as a whole is competitive to attract and retain the highest caliber executives. The compensation committee does not target compensation to a particular level of the market data; rather, the compensation committee reviews a range of market data reference points (generally at the 25th, 50th, 60th and 75th percentiles of the market data) with respect to cash compensation (including both base salary and the annual target performance bonus) and equity compensation.
Our Chief Executive Officer assesses the performance of each named executive officer (other than himself) and presents his recommendations, which reflect his consideration of the market data, the performance of each named executive officer, internal pay equity among individuals (including qualifications and contributions to meeting our corporate objectives), criticality and scope of job function and our Chief Executive Officer’s extensive industry experience, to the compensation committee. The compensation committee reviews and considers the market data described above, our Chief Executive Officer’s recommendations and Radford’s recommendations on specific pay levels for each named executive officer, and also reviews internal pay equity among individuals and positions, criticality and scope of job function, retention risk, company performance and individual performance (including qualifications and contributions to meeting our corporate objectives), total targeted and historical compensation for each individual named executive officer and any other factors the compensation committee determines important. The compensation committee uses all of these factors to set the compensation of our named executive officers at levels that the compensation committee considers to be competitive and appropriate for each named executive officer, using the compensation committee’s professional experience and judgment.
In 2013, when developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2014, Radford selected companies that were in the life sciences industry with commercial products on the market, had revenue of approximately one half (0.5x) to two times (2x) our then-projected revenue (resulting in a range of generally $300 million to $1.5 billion in revenue), had market values of approximately one third (0.3x) to three times (3x) our market capitalization at the time (resulting in a range of between $1.2 billion to $12 billion in market capitalization), and were located primarily in the United States or headquartered in Europe. Based on these criteria, for 2014, Radford recommended and our compensation committee approved the addition of Questcor Pharmaceuticals, Inc. to our 2014 peer group company list.
Advisory Vote on Executive Compensation
At our 2013 annual general meeting of shareholders, the shareholders approved, on an advisory basis, the compensation of the named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (approximately 98% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the named executive officers and encourages long-term retention. Accordingly, the compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, expects to continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the named executive officers.
Executive Compensation Program
Our executive compensation program currently consists of three principal components: base salary, annual performance bonuses (if approved by the compensation committee or board of directors, as applicable) and long-term incentive compensation, currently in the form of stock options and RSU awards which are subject to time-based vesting. We also offer our executive officers certain severance benefits upon a change in control under our change in control plan. Finally, the named executive officers have the opportunity to participate in the employee stock purchase plan and other benefits generally available to all employees in their respective countries of employment, which include, for all U.S.-based employees, including the named executive officers other than Mr. Keegan, the opportunity to participate in the Jazz Pharmaceuticals, Inc. 401(k) plan, or the 401(k) Plan. Mr. Keegan, who is based in Ireland, has the opportunity to participate in our Ireland retirement benefit plan, which is a defined contribution plan qualified under Irish tax law, or the Ireland tax-qualified defined contribution plan, offered to all Ireland-based employees. Each component of compensation is evaluated based on the factors discussed below.
Base Salary
None of the named executive officers has a guaranteed base salary; base salary is set each year by the compensation committee. The compensation committee reviews and determines the appropriate level of base salary for the named executive officers, generally effective by March 1 of each year.
As described above under the heading “Compensation Discussion and Analysis——Competitive Assessment of Cash and Long-Term Compensation,” the compensation committee considers several factors in setting base salary. One such factor is that competition for executive talent is intense in our industry and in our geographic areas. Our executives have many years of valuable experience in our industry, and their continued leadership is deemed critical to our short-term and long-term success. Because the compensation committee aims to ensure that our executives’ base salaries are competitive, the base salaries of individual executive officers may vary based on a particular individual’s experience, overall qualifications and criticality of skills to the future performance of our company, in addition to market data for each named executive officer’s position.
Performance Bonus Plan
In accordance with the performance bonus plan, we maintain an annual bonus award program to reward the named executive officers (and other employees) for attaining our company’s corporate objectives and for their individual contributions toward such achievements. Corporate objectives under the performance bonus plan are derived from our annual corporate goals and generally relate to our commercial efforts, financial measures (such as sales and adjusted net income targets), financing efforts, strategic transactions, progress of our clinical development programs, regulatory matters, regulatory and sales and marketing compliance and effective employee engagement, alignment and professional development.
In keeping with our pay-for-performance philosophy, the compensation committee takes a formulaic approach to determining our bonus pool under the performance bonus plan. The compensation committee assigns a specific weighting to each quantitative corporate objective and assigns a separate weighting to the qualitative corporate objectives taken as a whole. An algorithm is defined for calculating the achievement of the quantitative corporate objectives. The achievement of the qualitative corporate objectives is reviewed quarterly and, at the end of each year, the bonus pool is set by the compensation committee, based on its determination of the company’s success in achieving such objectives.
The compensation committee determines the portion of the bonus pool, if any, that will be allocated to the named executive officers, including the named executive officers, as a group and the bonuses for each individual executive officer. Actual performance bonus awards to executive officers are determined based on the compensation committee’s (and in the case of the Chief Executive Officer, our board of directors’) subjective assessment of each executive officer’s contribution to the achievement of our company’s corporate objectives. The Chief Executive Officer provides input and recommendations to the compensation committee with respect to bonuses for the executive officers other than himself.
The performance bonus plan, approved by the compensation committee, sets specific executive target bonus opportunities, expressed as a percentage of base salary paid in the applicable year. The target bonuses are determined by our compensation committee based on several factors, including market data, as described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation.” Target bonuses are reviewed on an annual basis, considering both the target percentage of base salary and also the resulting total target cash compensation amount an executive may receive when combined with base salary. The compensation committee determines the appropriate annual target performance bonus as a percentage of base salary, based on each executive’s job level, in order to promote internal equity for positions of similar scope and impact and, given the cross functional nature of our business, to reinforce teamwork across the executive group. Annual target performance bonuses generally represent a larger percentage of compensation for those executives who have a greater opportunity to impact corporate performance.
At the end of each year, the compensation committee determines the funding of the total bonus pool under the performance bonus plan, as described above. The actual performance bonus awarded to each executive officer in a year, if any, may be more or less than the applicable target, depending primarily on the compensation committee’s determination of our company’s achievement of corporate objectives (and therefore the total bonus pool) and the executive’s individual performance with respect to such objectives. Whether or not a performance bonus is paid for any year is within the discretion of the compensation committee (or the board of directors in the case of our Chief Executive Officer) based on such achievement.
We have not historically paid any guaranteed bonuses to the named executive officers. From time to time, we pay signing bonuses in connection with the commencement of employment of executive officers, contingent upon their continued service, such as the signing and retention bonuses paid to Ms. Hooper pursuant to her offer letter, described below under the heading “Description of Compensation Arrangements—Executive Employment Agreements.”
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
Long-Term Equity Awards
The compensation committee believes that long-term performance is achieved through an ownership culture that rewards executive officers through the use of equity incentives. We grant stock options and RSUs to our executive officers in part because the compensation committee believes that long-term equity awards composed of a mix of both types of awards may better align our executive officers’ interests with those of our shareholders by minimizing the incentive for inappropriate short-term risk taking at the expense of realizing long-term value. Stock options provide a return to our executive officers only if the market price of our ordinary shares appreciates over the stock option term. For this reason, the compensation committee views stock options as a key aspect of our pay-for-performance culture and as fostering alignment between our executives and our shareholders. RSU awards generally cover fewer shares than the stock options that we would otherwise grant to deliver a similar value to an executive officer. As a result, RSU awards enable the company to minimize dilution to shareholders while reinforcing the importance of shareholder value creation. Both stock options and RSUs vest over time, thereby providing retention incentives for the company.

Equity award grants may be made at varying times and in varying amounts in the discretion of the compensation committee, but are generally approved for executive officers, including the named executive officers, once a year unless an executive officer is promoted, in which case a grant will normally be made at that time, or, in rare circumstances, for recognition of outstanding performance. Our equity incentive grant policy, which was initially approved by our board of directors after the Azur Merger and amended and restated in July 2013, provides that all equity grants that are approved for executive officers will be granted on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy requires that grants to our executive officers, if any, be made shortly after we have released information about our financial performance to the public for the applicable annual or quarterly period, so that the market will have an opportunity to absorb the financial and other information included in our annual and periodic reports before such grants are awarded. As a result, the timing of equity awards is not coordinated in a manner that intentionally benefits our executive officers; rather, the policy is designed with the objective that the market price of our ordinary shares at the time of grant can generally be expected to reflect our then-current results and prospects.
For all employees, the exercise price of stock options is equal to the fair market value (the closing price as reported on NASDAQ) of our shares on the date of grant. Stock option grants generally vest 25% upon the one year anniversary of the vesting commencement date, which is generally the employment commencement date for new hire grants and the grant date for annual grants, and vest as to the remainder of the shares in 36 equal monthly installments thereafter, subject to the optionholder’s continued service with us. RSUs typically vest annually over four years from the grant date, also subject to the holder’s continued service with us. Stock options and RSUs are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control.”
The compensation committee considers several factors in setting long-term equity awards, including market data, as described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation.” In determining the size of equity awards, the compensation committee considers the value of the award as well as the percentage of company ownership by a particular executive officer, giving effect to such award. Vesting schedules are established to ensure a meaningful incentive to remain employed with our company and to work toward its success over time. Accordingly, an equity award will generally provide a return to the employee only if he or she remains in our company’s service, and then, in the case of stock options, only if the market price of our stock appreciates over the equity award term.
We currently grant equity awards to the named executive officers, including stock options and RSUs, under the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the Azur Merger in December 2011 and was assumed by us upon the completion of the Azur Merger. The 2011 Plan replaces our 2007 Equity Incentive Plan, or the 2007 Plan, and affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries, and to provide long-term incentives that align the interests of employees with the interests of our shareholders. Before the 2011 Plan was adopted, we granted stock options under our 2007 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals, Inc.’s initial public offering.
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
In February 2013, we adopted share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors in order to better align their interests with those of our shareholders. All of our executive officers and non-employee directors who have been employed by or served the company for at least one year hold our shares. The practice of implementing share ownership guidelines for executive officers is aligned with our ownership culture and is becoming more common in our industry. In addition, our board of directors determined that establishing such a policy would no longer place us at a competitive disadvantage compared to other life sciences companies. A description of this policy is included below under the heading “Ownership Guidelines for Directors and Executive Officers.”
Severance Benefits upon Change in Control
Employees at the vice president level or above who are based in the United States, which includes all of the named executive officers other than Mr. Keegan, are eligible to participate in the change in control plan, or in the case of executive employees residing in Ireland, including Mr. Keegan, to receive comparable severance benefits, during their employment with our company. We assumed the change in control plan in connection with the Azur Merger and the compensation committee approved certain modifications to the change in control plan in 2012 and 2013 with respect to the benefits payable under the plan to our executive officers. A description of this plan is included below under the heading “Potential Payments upon Termination or Change in Control” and a description of Mr. Keegan’s employment agreement, including his severance benefits upon a change in control, is included below under the heading “Description of Compensation Arrangements—Employment Agreement with Fintan Keegan” and “Potential Payments upon Termination or Change in Control.”
The change in control plan, or in the case of Mr. Keegan, his employment agreement, provide certain severance benefits to our executive officers, including the named executive officers, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. Severance compensation is structured as a “double-trigger” benefit, meaning that an executive officer receives benefits only if the executive officer has an involuntary termination within a specified period of time following a change in control transaction. No benefit is provided solely as a result of a change in control. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. Furthermore, this protection assists us in attracting and retaining highly valued executives. The compensation committee also believes that termination without cause and constructive termination are the appropriate involuntary termination events that should trigger benefits in a change in control transaction, because such terminations are generally considered to be beyond the control of a terminated employee and are terminations that, under different circumstances, would not have occurred. We do not provide any tax gross up payments on severance benefits.
Other Benefits
Executive officers based in the United States are eligible to participate in all of our benefit plans, such as the 401(k) Plan (see the section below “Description of Compensation Arrangements—401(k) Plan”), medical, dental, vision, short-term disability, long-term disability, group life insurance and the ESPP, in each case generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits in the United States, but do offer pension or other retirement benefits in certain other countries.
Our named executive officer based in Ireland is eligible to participate in all of our benefit plans offered to employees in Ireland, such as the Ireland tax-qualified defined contribution plan, medical, disability, group life insurance and the ESPP.
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
2013 Compensation Decisions for the Named Executive Officers
We believe that 2013 was an outstanding year for the company due in part to our continued strong revenue growth, the announcement of the Gentium Acquisition which we completed in early 2014 and the significant progress and investment we made in expanding our product development pipeline. As described above under the heading “Compensation Discussion and Analysis—Executive Summary,” this transformational growth was reflected in our one-year and three-year annualized total shareholder returns, or TSRs, of approximately 138% and 86%, respectively, which placed us in approximately the 90th percentile of our peer group, reflecting strong performance for our shareholders.
Base Salary
Upon recommendation from the compensation committee, the board of directors increased the 2013 base salary rate for Mr. Cozadd by 3.3% from 2012. After the increase, Mr. Cozadd’s 2013 base salary was between the 50th percentile and 60th percentile of the market data for his position, reflecting Mr. Cozadd’s outstanding achievement and integral role in our company’s exceptional performance in 2012.
Ms. Falberg’s 2013 base salary rate was increased by 3.3% from her 2012 base salary rate. Following this increase, Ms. Falberg’s 2013 base salary rate was at approximately the 75th percentile of the market data for her position, reflecting the multiple functions she managed and the strength of the teams she assembled.
Ms. Hooper’s 2013 base salary rate was increased from her 2012 base salary rate by 2.2%. Following this increase, Ms. Hooper’s 2013 base salary remained above the 75th percentile of the market data for her position, reflecting her superior performance and leadership in building an expanded legal team.
Mr. Cox’s 2013 base salary rate was increased from his 2012 base salary rate by 9.0%. Following this increase, Mr. Cox’s 2013 base salary rate approximated the 75th percentile of the market data for his position, reflecting the strong performance of the U.S. commercial organization and advancing internal pay equity within the senior management team, which the compensation committee determined was appropriate in this circumstance.
Mr. Keegan was promoted in mid-2012 from Senior Vice President to Executive Vice President. Mr. Keegan’s 2013 base salary rate was increased by 1.4% from his base salary rate in effect at the end of 2012. Following this increase, Mr. Keegan’s 2013 base salary rate was between the 60th and 75th percentile of the market data for his position, reflecting his excellent performance and strength of his team’s performance.

The 2013 base salary rates and percentage increases from the 2012 base salary rates for the named executive officers are set forth in the table below.

Name	2013 Base Salary ($)(1)	Increase over 2012 Base Salary (%)

Bruce C. Cozadd	775,000	3.3
Kathryn E. Falberg	475,000	3.3
Suzanne Sawochka Hooper	475,000	2.2
Russell J. Cox	425,000	9.0
Fintan Keegan	356,667	1.4
_________________________

(1)
Base salary rates, generally effective by March 1, 2013. Mr. Keegan’s base salary is paid in Euro and was €270,000 for 2013. The conversion to U.S. dollars reflected in this column was calculated based on the average exchange rate for each month as reported by the OANDA Corporation, or OANDA.

In February 2014, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following 2014 base salaries for the named executive officers, generally effective by March 1, 2014: Mr. Cozadd, $840,000; Ms. Falberg, $485,000; Ms. Hooper, $485,000; Mr. Cox, $455,000; and Mr. Keegan, $376,667. Mr. Keegan’s base salary is paid in Euro and is €275,000 for 2014. This conversion to U.S. dollars was calculated based on the average monthly exchange rate for December 2013 as reported by OANDA. The 2014 base salaries for the named executive officers reflect merit increases, adjustments to advance internal pay equity among members of senior management of the company and adjustments to align with the market data for each position.
Performance Bonus Awards
There were no changes to our target performance bonuses for 2013 compared to 2012; in early 2013, the board of directors approved a target performance bonus for Mr. Cozadd of 100% of his base salary earned during 2013, and the compensation committee approved a target performance bonus for each of our other named executive officers of 50% of each officer’s base salary earned during 2013. We set these targets in order to provide financial incentives to the named executive officers to work to achieve our annual corporate goals, and to assist the company in remaining competitive with the performance bonus practices of its peers. The board of directors sets the annual target performance bonus for the Chief Executive Officer at a higher percentage than the percentages for other executive officers to reflect that the Chief Executive Officer has ultimate responsibility for, and control over, our company’s performance.
In recommending to our board of directors the Chief Executive Officer’s annual target performance bonus, the compensation committee considered his total cash compensation (including both base salary and this annual target performance bonus), which for 2013 was between the 60th and 75th percentile of market data for his position, in recognition of Mr. Cozadd’s outstanding achievement and integral role in our company’s exceptional performance in 2012. In setting the annual target performance bonuses for the named executive officers other than Mr. Cozadd, the compensation committee considered the total cash compensation for each individual (including both base salary and this annual target performance bonus), which were: for Ms. Falberg, at the 60th percentile of the market data for her position; for Ms. Hooper and Mr. Cox, between the 60th and the 75th percentile of the market data for each of their respective positions; and for Mr. Keegan, at the 75th percentile of the market data for his position.
Our board of directors approved quantitative and qualitative corporate objectives for purposes of establishing the level of funding for our performance bonus plan for 2013 and communicated these objectives to the named executive officers in early 2013. For 2013, our board of directors determined that the bonus pool for the 2013 plan year should be based 80% on the level of achievement of the four specific quantitative corporate objectives (each with a relative weighting) and 20% on the level of achievement of certain qualitative corporate objectives collectively. The quantitative and qualitative objectives are described below.
Quantitative Objectives
The table below summarizes the objectives, weights, targets, actual results, their corresponding multipliers and the resulting bonus pool funding percentage used for the quantitative objectives. In addition to the four quantitative objectives, the compensation committee approved three “add-on” revenue goals that were weighted an additional 17.5% collectively.
The compensation committee defined a payout algorithm with respect to each quantitative objective for calculating the actual percentage of bonus pool funding attributable to each such objective. The compensation committee set specific minimum and maximum levels of achievement for the total revenue goal, Xyrem revenue bottle growth add-on goal and adjusted net income goal, which are described in the footnotes to the table below. For the quantitative objectives relating to acquiring new products and product candidates and advancing the R&D pipeline, the compensation committee did not set a minimum performance level, and performance levels between 0% and 200% for each of these two objectives was determined by the compensation committee and used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective.

Corporate Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (2)

1.	Achieve total revenue of $829.0 million (1)	35%	Total revenue of $872.0 million	130.6%	45.7%
	• Revenue Goal Add-on: Achieve Xyrem year-over-year revenue bottle growth of 11% or 12% (3)	7.5%	Xyrem revenue bottle growth of 12.3%	100.0%	7.5%
	• Revenue Goal Add-on: Achieve Erwinaze/Erwinase vial growth of 10.0%	7.5%	Erwinaze/Erwinase vial growth of 15.1%	100.0%	7.5%
	• Revenue Goal Add-on: Achieve Prialt® (ziconotide) intrathecal infusion 2013 net sales goal	2.5%	Below target	-%	-%
2.	Acquire new products and new product candidates	15%	Above target (4)	150.0%	22.5%
3.	Advance our R&D pipeline, which included the following four goals: • finalize a clinical trial protocol for a Phase 2/3 study for Asparec by the end of the second quarter of 2013; • initiate enrollment in a Xyrem lifecycle management related clinical trial by the end of 2013; • complete enrollment by the end of the second quarter of 2013 in a clinical trial of the intravenous administration of Erwinaze; and • enroll the first patient in a clinical trial to evaluate Erwinaze in adolescents and young adults with acute lymphoblastic leukemia by the end of 2013.	10%	Partial achievement (5)	25.0%	2.5%
4.	Achieve adjusted net income* of $364 million (1)	20%	Adjusted net income of $388.3 million (6)	155.1%	31.0%
Total					117%
_________________________

(1)
If a specified minimum annual performance level was met (96% of target for total revenue goal and adjusted net income goal), then a scaled performance multiplier (ranging from 50% to 150% for the total revenue goal and 50% to 200% for the adjusted net income goal) is determined and used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the minimum level, 50% if performance was at the minimum level, and then scaled for performance between 51% and the applicable maximum level. The performance multiplier was capped for performance above the specified maximum annual performance level (109% of target for total revenue goal and 112% of target for adjusted net income goal).

(2)
The percentages in this column represent, for each quantitative objective, the weight of the quantitative objective, multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(3)
With respect to the Xyrem bottle growth goal, the minimum annual performance level was set at 11% growth, resulting in a 50% performance multiplier. The performance multiplier increased to 100% at 12% growth or above.

(4)
With respect to the quantitative objective of acquiring new products and product candidates, the compensation committee determined the actual achievement by the company was above target, resulting in a performance multiplier of 150%, and therefore a 22.5% bonus pool funding percentage.

(5)
With respect to the quantitative objective of advancing our R&D pipeline, the compensation committee determined that the actual achievement by the company was 25% of target due to full achievement of one of the four sub-goals, enrollment in a clinical trial of the intravenous administration of Erwinaze by the end of the second quarter, resulting in a performance multiplier of 25%, and therefore a 2.5% bonus pool funding percentage. The Xyrem lifecycle management related clinical trial goal was inapplicable based on FDA feedback, and we did not meet the other two sub-goals described in the table above.

(6)
The dollar figure for our Actual Results in this row represents our adjusted net income for the year ended December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

*
Adjusted net income as used in this report is a non-GAAP financial measure that excludes certain items from GAAP income from continuing operations. For more information on our presentation and calculation of adjusted net income, and a reconciliation of adjusted net income to GAAP income from continuing operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

Qualitative Objectives
The other four qualitative corporate objectives approved by the board of directors are inherently less quantifiable than the quantitative objectives and accordingly were not assigned individual weightings. The four qualitative corporate objectives were:

•	Maintain our supply of commercial products and ensure quality standards are met;

•	Enhance and defend our intellectual property;

•	Continue our corporate culture of compliance by achieving our corporate objectives while operating in a manner that is compliant with the laws and regulations that govern our industry; and

•	Continue to build our organization through effective communication, investment in talent, and providing opportunities for innovative learning and development.
In evaluating the qualitative objectives, the compensation committee determined the following accomplishments were relevant: (i) maintaining and strengthening our corporate culture of compliance, (ii) continuing progress in our intellectual property efforts, (iii) significant efforts to maintain and ensure adequate supplies of products that are compliant with our quality standards and (iv) continuing and expanding our organization through investment in talent, as well as working to achieve more effective internal communication and providing opportunities for innovative learning and development. After balancing the performance with respect to all of the qualitative objectives, the compensation committee determined that overall achievement resulted in a multiplier of 100%, and therefore a 20% bonus pool funding percentage for the 2013 qualitative objectives.
After adding together the bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 80% and 20%, respectively, the compensation committee approved an overall bonus pool funding percentage of up to 137% for 2013, or the 2013 bonus percentage, which resulted in approval of an aggregate corporate bonus payout for the company’s employees of 137% of the target bonus pool for the 2013 plan year.
The compensation committee did not set specific objectives for individual executive officers. Each of the executive officers is responsible for meeting the corporate objectives, and each objective was deemed important in determining the level of the company’s performance during the year. Accordingly, the actual bonus amount paid under the performance bonus plan for each named executive officer (other than the Chief Executive Officer) in 2013 was determined in part based on such officer’s individual contributions towards achievement of the corporate objectives, including the achievement of the functions each leads, as determined by the compensation committee based on its review and an assessment and recommendation by our Chief Executive Officer. The compensation committee determined the actual 2013 bonus amount for each named executive officer based upon the 2013 bonus percentage, the named executive officer’s (other than the Chief Executive Officer’s) individual contributions (and the contributions of the functions each leads) to achievement of the corporate objectives, the named executive officer’s target bonus percentage and the actual salary the named executive officer earned during the year. All of the named executive officers and the functions each leads contributed significantly to the achievement of our corporate objectives in 2013. However, certain of the named executive officers’ responsibilities and contributions more directly related to achievement of key corporate objectives and therefore were given a greater weight in the compensation committee’s determination of the bonus amount paid to each named executive officer.
The compensation committee (with approval from the board of directors with regard to Mr. Cozadd) determined that the company’s overall 2013 bonus percentage of 137% was applicable to Mr. Cozadd, because as Chief Executive Officer, Mr. Cozadd is responsible for the company meeting all of its objectives. Ms. Falberg was awarded a bonus at a rate higher than the company’s 2013 bonus percentage because of her leadership of the company’s corporate development efforts, including successful completion of the Gentium Acquisition and related financing, her continued strong management of the functions responsible for the company’s balance sheet and financial planning and analysis and her continued development of the company’s strategic plan. Mr. Cox was awarded a bonus at a rate higher than the company’s 2013 bonus percentage because of his leadership of the U.S. commercial organization and the strong performance of the Xyrem and Erwinaze product teams in the United States. Ms. Hooper was awarded a bonus at a rate higher than the company’s 2013 bonus percentage because she was responsible for the legal aspects that relate to all of the corporate objectives, including, in particular, the company’s corporate development objectives and successful completion of the Gentium Acquisition, and her strategic leadership of the legal efforts to continue to strengthen and defend our intellectual property. Mr. Keegan was awarded a bonus at a rate higher than the company’s 2013 bonus percentage because of his strategic leadership of the company’s supply chain and technical operations functions to support the company’s products.
In February 2014, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following performance cash bonus award payments for 2013 under the performance bonus plan: Mr. Cozadd, $1,056,500; Ms. Falberg, $380,000; Ms. Hooper, $430,000; Mr. Cox, $380,000; and Mr. Keegan, $260,000. The compensation committee made no changes to the target performance bonuses for 2014 after reviewing the market data provided by Radford. The board of directors approved a target performance bonus for Mr. Cozadd of 100% of his base salary earned during 2014, and the compensation committee approved a target performance bonus for each of our other named executive officers of 50% of each officer’s base salary earned during 2014.
Stock Option and RSU Awards
In February 2013, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved annual equity grants under our 2011 Plan to the named executive officers. Mr. Cozadd was awarded 125,000 options and 50,000 RSUs. Each of Ms. Falberg and Ms. Hooper was awarded 32,000 options and 16,000 RSUs. Mr. Cox was awarded 27,500 options and 13,750 RSUs, and Mr. Keegan was awarded 25,000 options and 12,500 RSUs. For the stock options grants, the long-term incentive value was calculated using the Black-Scholes methodology as of the date of grant and as a percentage of outstanding shares. The compensation committee and the board of directors determined that these equity grants should generally be structured to consist of 50% stock options and 50% RSUs using a 2:1 ratio of stock option grants to RSUs to control dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price.
The 2013 equity awards for our named executive officers fell above the 75th percentile of the market data, except for Ms. Falberg’s awards, which fell between the 60th and 75th percentile of the market data. The compensation committee and the board of directors determined this was appropriate given our exceptional 2012 performance and each of our named executive officer’s key efforts towards such performance. In addition, several of our named executive officers’ outstanding equity awards were substantially vested and therefore lacked the same retention value as unvested awards. Additionally, the 2013 equity award positioning reflected our greater emphasis on long-term compensation that aligns the interests of our executives with those of our shareholders and encourages them to work towards increasing value for our shareholders.
The compensation committee believes that equity award grants to the named executive officers in 2013 were consistent with providing each continuing named executive officer with an ongoing equity position in the company that is competitive with similarly situated executive officers at companies included in the market data and fosters an ownership culture focused on the company’s long-term performance. In further support of an ownership culture, in February 2013, we adopted share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors in order to better align their interests with those of our shareholders. A description of this policy is included above under the heading “Ownership Guidelines for Directors and Executive Officers.”
In February 2014, the compensation committee and the board of directors determined to maintain the general structure of our equity program such that equity grants consist of 50% stock options and 50% RSUs using a 2:1 ratio of stock option grants to RSUs, for the reasons described above. The compensation committee and, with respect to Mr. Cozadd, the board of directors, approved annual equity grants under our 2011 Plan to the named executive officers in the following amounts. Mr. Cozadd was awarded 66,000 options and 33,000 RSUs. Each of Ms. Falberg, Ms. Hooper and Mr. Cox was awarded 20,000 options and 10,000 RSUs. Mr. Keegan was awarded 15,000 options and 7,500 RSUs. These equity grants vest over four years, with 25% of the shares subject to the option awards vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months, and 25% of the RSUs vesting on the first through fourth anniversaries of the grant date. The 2014 annual equity grants to the named executive officers reflect the compensation committee’s review of market data for annual grants to executive officers in similar positions, based on industry and responsibility level. Ms. Falberg subsequently delivered notice of her resignation prior to the grant date and therefore did not receive the 2014 equity grant that was approved by the compensation committee.

Change In Control Plan
Our change in control plan provides that if an executive’s employment terminates under certain circumstances in connection with a change in control, the executive will be eligible to receive certain severance benefits, including cash benefits based on the executive’s base salary and annual bonus, COBRA premiums and equity award acceleration. The terms of the change in control plan are described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” Our compensation committee periodically reviews the terms of our change in control plan against market data to ensure that the benefits we offer remain appropriate. In July 2013, the compensation committee reviewed the benefits offered under the change in control plan and approved modifications to our change in control plan that the compensation committee determined were appropriate in order to (i) provide that an executive’s cash severance payment relating to the executive’s annual bonus would be reduced by the amount of any bonus payments made to or earned by such executive for performance in the year of termination and (ii) eliminate a special bonus calculation for newly-hired executives. Only our executives based in the United States participate in the change in control plan; executives based in other locations, such as Mr. Keegan, receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes that the benefits we provide under the change in control plan are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executives in the future.
Accounting and Tax Considerations
Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, the company is required to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718. The compensation committee has considered, and may in the future consider, the grant of restricted stock or other stock awards to executive officers in lieu of or in addition to stock option and RSU grants in light of the accounting impact of ASC 718 with respect to stock option and RSU grants and other considerations.
Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, limits companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation,” as defined in the Code and accompanying regulations. To maintain flexibility in compensating executive officers in a manner designed to promote the company’s goals, the compensation committee considered and determined at this time to not establish a policy for determining which forms of incentive compensation awarded to executive officers shall be designed to qualify as “performance-based compensation” for purposes of section 162(m) or that requires all compensation to be deductible. The compensation committee intends to continue to evaluate the effects of the compensation limits of section 162(m) on any compensation it proposes to grant, and the compensation committee intends to continue to provide future compensation in a manner consistent with the best interests of the company and its shareholders.
Risk Assessment Concerning Compensation Practices and Policies
The compensation committee annually reviews all of the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2013 the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks and, as described above under the heading “Compensation Discussion and Analysis,” significant compensation decisions, and decisions concerning the compensation of the company’s executives, include subjective considerations by the compensation committee or the full board of directors, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executives with the interests of our shareholders.
Conclusion
It is the opinion of the compensation committee that the compensation policies and elements described above provide the necessary incentives to properly align our executive officers’ performance with the interests of our shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executives.

SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the named executive officers for fiscal years 2013, 2012 and 2011, as applicable. The compensation information presented below consists of information with respect to Jazz Pharmaceuticals, Inc., our predecessor, for periods prior to January 18, 2012 and information with respect to Jazz Pharmaceuticals plc for the period January 18, 2012 through December 31, 2013. See “Basis of Presentation.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Bruce C. Cozadd	2013	771,154	—	2,956,500	3,478,750	1,056,500	3,622	8,266,526
Chairman and Chief Executive Officer	2012	722,158	—	4,682,990	4,627,340	1,081,600	1,710	11,115,798
	2011	563,173	—	—	2,474,780	552,000	1,710	3,591,663

Kathryn E. Falberg (7)	2013	472,693	—	946,080	890,560	380,000	3,622	2,692,955
Former Executive Vice President and Chief Financial Officer	2012	446,769	—	1,639,047	1,619,569	390,000	2,622	4,098,007
	2011	377,635	—	—	707,080	300,000	2,312	1,387,027

Suzanne Sawochka Hooper (8)	2013	473,462	62,500	946,080	890,560	430,000	2,689	2,805,291
Executive Vice President and General Counsel	2012	420,289	187,500	1,639,047	1,619,569	350,000	1,453	4,217,858

Russell J. Cox	2013	419,616	—	813,038	765,325	380,000	3,622	2,381,601
Executive Vice President and Chief Commercial Officer	2012	379,250	—	1,639,047	1,619,569	300,000	1,629	3,939,495
	2011	322,576	—	—	707,080	225,000	1,067	1,255,723

Fintan Keegan (9)	2013	356,667	—	739,125	695,750	260,000	27,300	2,078,842
Executive Vice President, Technical Operations
 _______________________

(1)
The dollar amounts in this column represent base salary earned during the indicated fiscal year. For more information regarding salaries in 2013, see “Compensation Discussion and Analysis—2013 Compensation Decisions for the Named Executive Officers—Base Salary” above. Mr. Keegan is paid in Euro. The conversion to U.S. dollars reflected in this column was calculated based on the average exchange rate for each month as reported by OANDA.

(2)
The dollar amounts in this column represent cash signing and or retention bonuses, as applicable, paid during the indicated fiscal years to Ms. Hooper. See “Description of Compensation Arrangements—Executive Employment Agreements” below.

(3)
The dollar amounts in this column reflect the aggregate grant date fair value of all RSU awards granted during the indicated fiscal year computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

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

(5)
The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information, see “Compensation Discussion and Analysis—2013 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above. Mr. Keegan is paid in Euro. The conversion to U.S. dollars reflected in this column was calculated based on the average exchange rate for each month as reported by OANDA.

(6)
The dollar amounts in this column represent group term life insurance premiums paid and, for the named executive officers based in the United States, up to $1,000 of matching contributions made to the 401(k) Plan during the indicated fiscal year, and for Mr. Keegan, $21,462 of matching contributions made to the Ireland tax-qualified defined contribution plan during 2013. Mr. Keegan is paid in Euro. The conversion to U.S. dollars reflected in this column was calculated based on the average exchange rate for each month as reported by OANDA.

(7)	Ms. Falberg resigned from her position as our Chief Financial Officer in March 2014.

(8)	Ms. Hooper joined us in February 2012 and became an executive officer in March 2012.

(9)	Mr. Keegan joined us in January 2012 in connection with the Azur Merger and became an executive officer in July 2012.
Grants of Plan-Based Awards
The following table shows, for the fiscal year ended December 31, 2013, certain information regarding grants of plan-based awards to the named executive officers.
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	771,154	—	—	—	—
	Annual Option	3/5/2013	2/13/2013	—	—	125,000	59.13	3,478,750
	Annual RSU	3/5/2013	2/13/2013	—	50,000	—	—	2,956,500
Kathryn E. Falberg	Annual Cash	—	—	236,346	—	—	—	—
	Annual Option	3/5/2013	2/13/2013	—	—	32,000	59.13	890,560
	Annual RSU	3/5/2013	2/13/2013	—	16,000	—	—	946,080
Suzanne Sawochka Hooper	Annual Cash	—	—	236,731	—	—	—	—
	Annual Option	3/5/2013	2/13/2013	—	—	32,000	59.13	890,560
	Annual RSU	3/5/2013	2/13/2013	—	16,000	—	—	946,080
Russell J. Cox	Annual Cash	—	—	209,808	—	—	—	—
	Annual Option	3/5/2013	2/13/2013	—	—	27,500	59.13	765,325
	Annual RSU	3/5/2013	2/13/2013	—	13,750	—	—	813,038
Fintan Keegan	Annual Cash	—	—	178,334	—	—	—	—
	Annual Option	3/5/2013	2/13/2013	—	—	25,000	59.13	695,750
	Annual RSU	3/5/2013	2/13/2013	—	12,500	—	—	739,125
 _______________________

(1)
This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2013 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each named executive officer’s base salary earned for the fiscal year ended December 31, 2013 and were 100% for Mr. Cozadd and 50% for each of Ms. Falberg, Ms. Hooper, Mr. Cox and Mr. Keegan. The dollar value of the actual bonus award earned for the year ended December 31, 2013 for each named executive officer is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the named executive officers for the year ended December 31, 2013. For a description of the performance bonus plan, see “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2013 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(2)
Annual stock options and RSU awards were granted under the 2011 Plan, and for Mr. Keegan, under the 2011 Plan sub plan governing awards to participants in the Republic of Ireland, or the Ireland sub plan. Each of the stock option awards listed in the table above vests as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the RSU awards vest in four equal annual installments on the anniversary of the grant date. As a general matter, the vested portion of stock options granted to the named executive officers will expire three months after each named executive officer’s last day of service, subject to extension upon certain termination situations, such as death or disability, and RSUs will cease vesting upon each named executive officer’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below. See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(3)	Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant, $59.13 per share, which was the closing price of our ordinary shares on the grant date.

(4)
The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the named executive officers in 2013. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

Description of Compensation Arrangements
Executive Employment Agreements
We do not have employment agreements currently in effect with any of our named executive officers who are based in the United States. Like other employees, executives are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants. We have employment agreements in effect with certain employees based outside of the United States, including Mr. Keegan.
From time to time, for employees based in the United States, we have provided an offer letter in connection with an executive officer’s commencement of employment, which describes such executive officer’s initial terms of employment. For example, in January 2012, we provided an offer letter to Ms. Hooper that included her initial base salary and a hiring bonus of $125,000, payable in connection with commencement of employment, and a retention bonus of $62,500, which amount was payable on each of the six and twelve months following the date she commenced employment. However, Ms. Hooper’s employment, as is the case for all of our employees based in the United States, is at-will and not governed by the terms of her offer letter.
Employment Agreement with Fintan Keegan
In connection with the Azur Merger, Azur Pharma and Mr. Keegan entered into an employment agreement in September 2011, as amended in February 2012, that became effective on the Azur Merger closing date and that superseded all prior employment-related agreements between Mr. Keegan and Azur Pharma. Pursuant to the employment agreement, Mr. Keegan continued his employment with us on the terms and conditions set forth in the employment agreement. Mr. Keegan’s employment agreement sets forth his initial base salary with us for 2012, and his rights to participate in the performance bonus plan, to an initial equity grant following the closing of the Azur Merger and to certain severance and change in control payments that are substantially similar to the severance and change in control payments available under our change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control.” In addition to standard terms and conditions applicable to our employment agreements with employees based outside the United States, the employment agreement also requires a minimum three months’ notice period prior to termination of Mr. Keegan’s employment by either Mr. Keegan or us (except if we terminate Mr. Keegan for cause), subject to our discretion to require Mr. Keegan to serve this notice period on garden leave or to make a payment to Mr. Keegan in lieu of his serving this notice period.
Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the named executive officers, other than Mr. Keegan, is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted stock options and RSU awards to employees, including the named executive officers, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the named executive officers, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2013 for our named executive officers, see “Compensation Discussion and Analysis—Executive Compensation Program—Long-Term Equity Awards” and “Compensation Discussion and Analysis—2013 Compensation Decisions for the Named Executive Officers —Stock Option and RSU Awards.” The following is a brief summary of the material terms of each of our equity compensation plans.
2011 Equity Incentive Plan.
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
For purposes of the 2011 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “Change in Control” generally means (i) a person or group acquires ownership of more than 50% of the combined voting power of our outstanding securities (other than in connection with a financing or a repurchase program); (ii) a merger, consolidation or similar transaction involving our company, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, license or other disposition of substantially all of our assets; or (v) individuals who are members of our board of directors on the date of adoption of the 2011 Plan (or members of our board of directors approved or recommended by a majority vote of such members still in office) cease to constitute a majority of our board of directors.
An “Involuntary Termination Without Cause” generally means that a participant’s service relationship with us is terminated for any reason other than for the following reasons (and not upon a participant’s death or disability): (i) participant’s commission of any felony or crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof (with respect to Irish participants, the participant’s conviction for any criminal offense (other than an offense under any road traffic legislation in Ireland, the United Kingdom or elsewhere for which a fine or non-custodial penalty is imposed) or any offense under any regulation or legislation relating to insider dealing, fraud or dishonesty); (ii) participant’s attempted commission of or participation in a fraud or act of dishonesty against us; (iii) participant’s intentional, material violation of any contract or agreement with us or of any statutory duty owed to us; (iv) participant’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) participant’s gross misconduct.
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
Types of Awards. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors, and consultants. Incentive stock options may be granted only to employees, including executive officers.
Corporate Transactions. Pursuant to the 2007 Plan, in the event of a Corporate Transaction (as defined in the 2007 Plan and described below), the board of directors has the discretion to take one or more of the following actions with respect to outstanding stock awards, unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:

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
Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a Change in Control (as defined in the 2007 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2007 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an Involuntary Termination Without Cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a Change in Control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. For purposes of the 2007 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “Change in Control” has a similar meaning as under the change in control plan, as described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan,” except that it also means a change in which the members of the incumbent board of directors (or persons elected by a majority of the incumbent board of directors) cease to constitute a majority of the board of directors.
The term “Involuntary Termination Without Cause” has a similar meaning as under the 2011 Plan, as described above.
2007 Employee Stock Purchase Plan
Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011, to be effective immediately prior to the Azur Merger, and, in October 2012, amended and restated by our compensation committee. The ESPP was assumed by us upon the consummation of the Azur Merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies if the board of directors designates such company as eligible to participate (including the named executive officers) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland and the United States. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide and individual performance objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2013 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards.”
401(k) Plan and Ireland Tax-Qualified Defined Contribution Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. The 401(k) Plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory annual limit, which was $17,500 for employees under age 50, and $23,000 for employees age 50 and over. Employee contributions are held and invested by the plan’s trustee. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Through 2012, we had not made any such discretionary or matching contributions to the plan. In 2013, we began making discretionary matching contributions subject to an annual limit of $1,000 per employee.

Our employees based in Ireland are eligible to participate in the Ireland tax-qualified defined contribution plan. The Ireland tax-qualified defined contribution plan is an occupation pension scheme and a defined contribution scheme within the meaning of the Pension Act 1990 intended to qualify as an exempt approved retirement benefits scheme under Section 774 of the Taxes Consolidation Act, 1997. The Ireland tax-qualified defined contribution plan provides that each eligible employee may contribute a portion (from 2% to 6%) of his or her salary to the plan. In 2013, when we adopted the plan, we also began to contribute matching contributions to the plan, ranging from 4% to 8% based on the amount contributed by an employee. Employees have the ability to make additional voluntary contributions to the plan, subject to certain limits, that we do not match.  Employees may direct the manner in which contributions to the plan are invested.  If an employee fails to make investment directions, such employee’s contributions are invested according to a default investment strategy.

Additional Benefits
The named executive officers are eligible to participate in our benefit plans generally available to all employees, as described in “Compensation Discussion and Analysis—Executive Compensation Program—Other Benefits.”
Pension Benefits
Other than with respect to tax-qualified defined contribution plans such as the 401(k) Plan and the Ireland tax-qualified defined contribution plan, the named executive officers do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.
Nonqualified Deferred Compensation
During the year ended December 31, 2013, the named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for the fiscal year ended December 31, 2013, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.
OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Name	Exercisable	Unexercisable

Bruce C. Cozadd	—	125,000	(3)	59.13	3/4/2023	125,000	15,820,000
	66,666	133,334	(4)	46.83	8/8/2022
	5,081	8,710	(5)	11.48	3/7/2020
Kathryn E. Falberg (8)	—	32,000	(3)	59.13	3/4/2023	42,250	5,347,160
	23,333	46,667	(4)	46.83	8/8/2022
	—	3,750	(5)	11.48	3/7/2020
	10,204	—		7.35	12/6/2019
Suzanne Sawochka Hooper	—	32,000	(3)	59.13	3/4/2023	42,250	5,347,160
	23,333	46,667	(4)	46.83	8/8/2022
Russell J. Cox	—	27,500	(3)	59.13	3/4/2023	40,000	5,062,400
	23,333	46,667	(4)	46.83	8/8/2022
	35,450	8,750	(6)	8.23	8/24/2020
Fintan Keegan	—	25,000	(3)	59.13	3/4/2023	33,125	4,192,300
	3,000	6,000	(4)	46.83	8/8/2022
	20,125	25,875	(7)	51.83	2/28/2022

 _______________________

(1)
In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2011 Plan and 2007 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements” as well as the potential vesting acceleration under the terms of the change in control plan and, with respect to Mr. Keegan, his employment agreement described below under the heading “Potential Payments upon Termination or Change in Control.”

(2)
The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by the closing price of our ordinary shares on December 31, 2013, which was $126.56.

(3)
The unexercisable shares subject to this stock option award as of December 31, 2013 vested with respect to 25% of the shares underlying the stock option on March 5, 2014 and the remainder will vest monthly from April 5, 2014 to March 5, 2017.

(4)	The unexercisable shares subject to this stock option award as of December 31, 2013 will vest monthly from January 9, 2014 to August 9, 2016.

(5)	The unexercisable shares subject to this stock option award as of December 31, 2013 fully vested on March 8, 2014.

(6)	The unexercisable shares subject to this stock option award as of December 31, 2013 will vest monthly from January 21, 2014 to July 21, 2014.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2013 will vest monthly from January 1, 2014 to March 1, 2016.

(8)
Ms. Falberg resigned from her position as our Chief Financial Officer in March 2014, and pursuant to the terms of her stock option awards and the 2011 Plan, any vested but unexercised option awards will be canceled three months from the date Ms. Falberg ceased to be our employee.

Option Exercises and Stock Vested
The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the named executive officers in the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	49,934	1,871,838	25,000	2,021,978
Kathryn E. Falberg	44,216	2,289,504	8,750	707,699
Suzanne Sawochka Hooper	—	—	8,750	707,699
Russell J. Cox	1,000	50,260	8,750	707,699
Fintan Keegan	—	—	6,875	430,987
 _______________________

(1)
The value realized on exercise is based on the difference between the closing price of our ordinary shares on the date of exercise and the applicable exercise price of those options, and does not represent actual amounts received by the named executive officers as a result of the option exercises.

(2)	The value realized on vesting is based on the number of shares underlying the RSUs that vested and the closing price of our ordinary shares on the vesting date.

Potential Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control and Severance Benefit Plan
Under Jazz Pharmaceuticals, Inc.’s executive change in control plan, which we assumed upon the consummation of the Azur Merger, as amended through July 2013, or the change in control plan, in the event that an executive’s employment terminates due to an Involuntary Termination without Cause or a Constructive Termination within 12 months following a Change in Control (as such capitalized terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, then each executive who is a participant in the change in control plan would be entitled to the following benefits under the change in control plan:

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

–
The “applicable percentage” as of December 31, 2013 was 200% for the Chief Executive Officer, Executive Chairman or President (currently only Mr. Cozadd), 150% for Senior Vice Presidents and above (which includes our Executive Vice Presidents) and 100% for Vice Presidents.

–
The “applicable bonus percentage” is the greater of (a) any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination or (b) the executive’s target bonus, expressed as a percentage of annual base salary, for the calendar year in which the termination occurs;

•
full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us. As of December 31, 2013, the applicable COBRA payments were for a period of up to (i) 24 months for the Chief Executive Officer, Executive Chairman or President, (ii) 18 months for Senior Vice Presidents and above (which includes our Executive Vice Presidents), and (iii) 12 months for Vice Presidents, provided that the executive timely elects continued coverage; and

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

•
A “Constructive Termination” generally means an executive resigns employment after any of the following actions or events (i) a reduction in executive’s base salary by more than ten percent (other than a company-wide or executive-level general reduction); (ii) a relocation of executive’s place of employment by more than 35 miles without executive’s consent; (iii) a substantial reduction in the executive’s duties or responsibilities that are in effect prior to a Change in Control; (iv) a reduction in executive’s title; or (v) a substantial increase in executive’s required business travel without executive’s consent.

We benefit by requiring our executive officers to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the change in control plan. All other benefits (such as life insurance, disability coverage and 401(k) Plan eligibility) will terminate as of the executive’s termination date.
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
The structure and amount of benefits provided under the change in control plan are intended to balance our goals of attracting and retaining highly qualified individuals, providing the appropriate incentive for such individuals to perform in the best interests of our shareholders and maintaining responsible pay practices. Our compensation committee periodically reviews market data to gain a general understanding of the change in control benefits offered by our competitors and reviews the benefits offered under the change in control plan against such market data to ensure that the benefits under our change in control plan remain appropriate.
Employment Agreement with Fintan Keegan
Mr. Keegan’s employment agreement provides for the same benefits described above under the change in control plan with respect to Executive Vice Presidents, and the same definitions as described above under the change in control plan, except that (i) an “Involuntary Termination Without Cause” also includes any action by Mr. Keegan warranting his summary dismissal (which includes being guilty of dishonesty; acting in any manner likely to bring himself or us into disrepute or prejudices our interests; becoming prohibited by law from being a director; or directly or indirectly advising, participating in or acting in concert with any person who makes or is considering making an offer for our issued share capital) and (ii) a “Constructive Termination” does not include Mr. Keegan’s resignation following a substantial increase in required business travel without his consent.
Equity Compensation Plans
The 2011 Plan and 2007 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements.”
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan, or in the case of Mr. Keegan, his employment agreement, to which the named executive officers would be entitled in connection with specified termination events, calculated as if the named executive officers’ employment had terminated as of December 31, 2013. In addition, the table sets forth the amounts to which the named executive officers would be entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event occurred on December 31, 2013.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2013

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan - Certain Corporate Transactions($)(2)

Bruce C. Cozadd	Lump Sum Cash Severance Payment	5,032,230	—
	COBRA Payments	61,390	—
	Vesting Acceleration (3)	35,881,817	35,881,817
	Benefit Total	40,975,437	35,881,817
Kathryn E. Falberg (4)	Lump Sum Cash Severance Payment	1,749,109	—
	COBRA Payments	46,042	—
	Vesting Acceleration (3)	11,657,230	11,657,230
	Benefit Total	13,452,381	11,657,230
Suzanne Sawochka Hooper	Lump Sum Cash Severance Payment	1,701,403	—
	COBRA Payments	32,231	—
	Vesting Acceleration (3)	11,225,680	11,225,680
	Benefit Total	12,959,314	11,225,680
Russell J. Cox	Lump Sum Cash Severance Payment	1,477,975	—
	COBRA Payments	46,967	—
	Vesting Acceleration (3)	11,672,872	11,672,872
	Benefit Total	13,197,814	11,672,872
Fintan Keegan	Lump Sum Cash Severance Payment	1,221,649	—
	Health Insurance Payments	2,914	—
	Vesting Acceleration (3)	8,290,069	8,290,069
	Benefit Total	9,514,632	8,290,069
 _______________________

(1)
These benefits would be payable under the change in control plan, or with respect to Mr. Keegan, his employment agreement, if the Involuntary Termination without Cause or Constructive Termination occurred within 12 months following a Change in Control and assuming such termination took place on December 31, 2013. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan (including the Ireland sub plan, with respect to Mr. Keegan) provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed.

(2)
These benefits would be payable under the 2011 Plan and the 2007 Plan (including the Ireland sub plan, with respect to Mr. Keegan) if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2013. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)
The value of stock option and RSU award vesting acceleration is based on the closing price of $126.56 per ordinary share on December 31, 2013, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

(4)	Ms. Falberg resigned from her position as our Chief Financial Officer in March 2014. Ms. Falberg did not receive any severance or other payments in connection with her resignation.

DIRECTOR COMPENSATION
Non-Employee Director Compensation Policy
Pursuant to our non-employee director compensation policy, or director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2013:

•	a $55,000 annual retainer for service as a member of our board of directors (paid quarterly);

•
a supplemental annual retainer for the chairs of the board committees in the following amounts: $25,000 for the chair of the audit committee, $22,500 for the chair of the compensation committee, $20,000 for the chair of the nominating and corporate governance committee and $22,500 for the chair of the transaction committee (each paid quarterly); and

•
a supplemental annual retainer for each member of the following committees other than the chairs, in the following amounts: $15,000 for service as a member of the audit committee, $12,500 for service as a member of the compensation committee, $10,000 for service as a member of the nominating and corporate governance committee and $12,500 for service as a member of the transaction committee (each paid quarterly).

Our director compensation policy was originally approved by our board of directors in May 2013 and was amended in August 2013 to, among other things, provide for cash retainers for the chair and members of the transaction committee.
The director compensation policy also provides for the automatic grant of equity awards to our non-employee directors over the period of their service on our board of directors. Any individual who first becomes a non-employee director is automatically granted the following initial grants: (a) an option to purchase 8,000 ordinary shares that vests with respect to 1/3 of the shares on the first anniversary of the date of such individual’s election or appointment to the board of directors, and, with respect to the balance, in a series of 24 successive equal monthly installments thereafter and (b) an RSU award covering 4,000 ordinary shares that vests in equal annual installments over three years from the date of such individual’s election or appointment to the board of directors.
Each continuing non-employee director will automatically be granted the following continuing grants in connection with each annual general meeting: (i) an option to purchase 4,500 ordinary shares that vests in a series of 12 successive equal monthly installments measured from the date of the annual general meeting of our shareholders with respect to which the option is granted and (ii) an RSU award covering 2,250 ordinary shares that vests in full on the first anniversary of the date of the annual general meeting of our shareholders with respect to which the RSU award is granted. If a director is elected or appointed as a director for the first time other than at an annual general meeting, in order to receive automatic continuing grants, the director must have first joined the board at least four calendar months before the date of the applicable annual general meeting. If a director is elected or appointed as a director for the first time at an annual general meeting, the director will not receive automatic continuing grants for such meeting.
The automatic initial grant and continuing grant options are granted under the Amended and Restated 2007 Non-Employee Directors Stock Option Plan, or 2007 Directors Plan, unless the board or compensation committee determines such options will be granted under the 2007 Plan, and the automatic initial grant and continuing grant RSU awards are granted under the 2007 Plan.
The grant date of the automatic initial grants and automatic continuing grants is the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date the director first joined our board of directors (with respect to the automatic initial grants) or the date of our annual general meeting (with respect to the automatic continuing grants). The other terms and conditions applicable to equity awards made to our non-employee directors are included below under the heading “Equity Compensation Arrangements.”
Directors Continuing Education
In furtherance of our ongoing commitment to the continuing education of our directors, in February 2013 our nominating and corporate governance committee adopted a policy for the reimbursement of director continuing education, which was amended in February 2014. Under this policy, we will pay or reimburse each director for enrollment fees and reasonable expenses incurred in connection with attending and participating each year in one director continuing education program and in one healthcare industry continuing education program, each sponsored by an outside provider. In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors.

Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, which was amended in December 2008 and then amended and restated in August 2010. The Directors Deferred Compensation Plan, as amended and restated, is referred in this report as the Directors Deferred Plan. We continued and assumed the Directors Deferred Plan in connection with the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as our ordinary shares to a phantom stock account, and the number of shares credited is based on the amount of the retainer fees deferred divided by the market value of our ordinary shares on the first trading day of the first open window period following the date the retainer fees were deemed earned. On the tenth business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his phantom stock account in a lump sum or in installments over time) a distribution from his phantom stock account in our ordinary shares. The Directors Deferred Plan may be amended or terminated at any time by the board of directors. The Directors Deferred Plan in form and operation is intended to be compliant with section 409A of the Code.
Although we continue to maintain the Directors Deferred Plan, since the closing of the Azur Merger we have not permitted and will not permit our non-employee directors to defer any annual retainer fees under the Directors Deferred Plan.
Ownership Guidelines for Directors and Executive Officers
In February 2013, our board of directors adopted share ownership guidelines for the company’s non-employee directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the named executive officers. Under the guidelines, these individuals are expected to own the company’s ordinary shares with a value equal to: three times (3x) base salary, for our Chief Executive Officer; one times (1x) base salary, for each other member of the company’s executive committee; and three times (3x) the director’s annual cash retainer, for each non-employee director. A description of this policy is included above under the heading “Compensation Discussion and Analysis—Executive Compensation Program—Ownership Guidelines for Directors and Executive Officers.”
Equity Compensation Plans
The 2007 Directors Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. The automatic initial option awards and continuing option awards under our director compensation policy described above are granted under the 2007 Directors Plan unless otherwise determined by our board of directors.
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
In the event of certain significant corporate transactions (which generally have a meaning similar to “Corporate Transaction” under the 2007 Plan), all outstanding options under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such options, then (a) with respect to any such options that are held by optionees then performing services for us or our affiliates, the vesting and exercisability of such options will be accelerated in full and such options will be terminated if not exercised prior to the effective date of the corporate transaction and (b) all other outstanding options will terminate if not exercised prior to the effective date of the corporate transaction. The board of directors may also provide that the holder of an outstanding option not assumed in the corporate transaction will surrender such option in exchange for a payment equal to the excess of (i) the value of the property that the optionee would have received upon exercise of the option, over (ii) the exercise price otherwise payable in connection with the option. In addition, the vesting and exercisability of options under the 2007 Directors Plan held by non-employee directors who are either required to resign their position in connection with a specified change in control transaction (which generally has a similar meaning as a “Change in Control” under the 2007 Plan) or are removed from their position in connection with such a change in control will be accelerated in full.
The treatment of outstanding options and RSU awards under the 2007 Plan in the event of certain significant corporate transactions or a specified change in control transaction is described above under the heading “Executive Compensation—Description of Compensation Arrangements—Equity Compensation Arrangements—2007 Equity Incentive Plan.”

2013 Equity Grants
In accordance with our non-employee director compensation policy described above, we made automatic initial grants to each of Mr. Gray, Ms. McSharry and Dr. Riedel as a result of their first joining the board of directors in May 2013. We also made automatic continuing grants to each of Dr. Sohn and Messrs. Berns, Enright, Mulligan, O’Keefe and Winningham as a result of their continuing on the board of directors through our annual general meeting in 2013. All options granted during 2013 were granted under the 2007 Directors Plan and all RSU awards granted during 2013 were granted under the 2007 Plan. Additionally, in February 2013, following his resignation from his position as our Chief Business Officer, International Business Development, the board of directors approved the following grants (which were consistent with the level of annual grants made to continuing non-employee directors) to Mr. Mulligan with a grant date of March 5, 2013, the first trading day of the first open window period after the February 2013 meeting of the board of directors: (i) under the 2007 Directors Plan, an option to purchase 4,500 ordinary shares that vests in a series of 12 successive equal monthly installments measured from the date of grant and (ii) under the 2007 Plan, an RSU award covering 2,250 ordinary shares that vests in full on the first anniversary of the date of grant.

Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2013.
Mr. Cozadd, our Chairman and Chief Executive Officer, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2013.
DIRECTOR COMPENSATION FOR FISCAL 2013

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	All Other Compensation ($)(5)	Total ($)

Paul L. Berns (4)	98,342	183,960	169,967	—	452,269
Patrick G. Enright (4)	82,500	183,960	169,967	—	436,427
Peter Gray (4) (6)	51,669	221,120	205,012	—	477,801
James C. Momtazee (4) (7)	70,842	183,960	169,967	—	424,769
Heather Ann McSharry (4) (6)	55,827	221,120	205,012	—	481,959
Seamus Mulligan (4)	57,093	317,002	295,202	49,560	718,857
Kenneth W. O’Keefe (4)	80,000	183,960	169,967	—	433,927
Norbert G. Riedel (4) (6)	48,970	221,120	205,012	—	475,102
Catherine A. Sohn (4)	86,855	183,960	169,967	—	440,782
Rick E Winningham (4)	71,658	183,960	169,967	—	425,585
_______________________

(1)
The dollar amounts in this column represent each non-employee director’s actual annual cash retainer for board services, which is equal to the aggregate of his or her annual retainer of $55,000 plus his or her annual retainers for service on one or more board committees, in each case for 2013. Each non-employee director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the end of each quarter. Fees paid to each of Ms. McSharry and Messrs. Gray and Mulligan were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by OANDA. Following the Azur Merger, the board of directors did not permit cash retainer fees to be deferred by our non-employee directors pursuant to the Directors Deferred Plan. The total number of shares previously credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2013 were as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 17,507 shares for Mr. Momtazee; 22,249 shares for Mr. O’Keefe; and no shares for each of Drs. Riedel and Sohn, Ms. McSharry and Messrs. Gray, Mulligan and Winningham.

(2)
The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(3)
The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee directors in 2013. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(4)
The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2013 was as follows: 9,000 shares subject to outstanding stock options and 2,250 RSUs for each of Messrs. Berns, Enright, Momtazee, O’Keefe and Winningham; 12,500 shares subject to outstanding stock options and 4,916 RSUs for Dr. Sohn; 9,000 shares subject to outstanding stock options and 4,500 RSUs for Mr. Mulligan and 8,000 shares subject to outstanding stock options and 4,000 RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel.

(5)
Mr. Mulligan served as our Chief Business Officer, International Business Development, until February 2013, when he resigned from that position and became a non-employee director. The amount in this column represents the amount paid, which was paid in Euro, through February 2013 as base salary to Mr. Mulligan in connection with his employment. The conversion to U.S. dollars was calculated based on the average exchange rate for each month as reported by OANDA.

(6)	Ms. McSharry, Mr. Gray and Dr. Riedel were appointed to our board of directors in May 2013.

(7)
Mr. Momtazee resigned from our board of directors in January 2014 and the outstanding shares then credited to his phantom stock account were distributed to him in accordance with the terms of the Directors Deferred Plan.

Compensation Committee Report1
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2014 annual general meeting of shareholders and be included in the Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2013.
Respectfully submitted,
The Compensation Committee of the Board of Directors
Dr. Norbert G. Riedel, Ph.D. (Chair)
Mr. Paul L. Berns
Mr. Patrick G. Enright
Dr. Catherine A. Sohn, Pharm.D.
Mr. Rick E Winningham

 _______________________

(1)
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

Compensation Committee Interlocks and Insider Participation
From January to May 2013, our compensation committee was composed of four directors: Messrs. Berns, Enright and Winningham, and Dr. Sohn. In May 2013, Dr. Riedel joined our compensation committee following his appointment to our board of directors. Please refer to Item 13 of this report under the section titled “Certain Transactions With or Involving Related Persons” for information concerning certain transactions with or involving investment funds affiliated with Mr. Enright.
None of the members of our compensation committee during 2013 has at any time been our officer or employee. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2013 with respect to all of our equity compensation plans in effect on that date.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	3,868,667		$38.90	(2)	3,570,089	(3)
2007 Equity Incentive Plan	1,541,468		$18.48	(4)	924,250	(5)
2007 Employee Stock Purchase Plan					704,326	(6)
Amended and Restated 2007 Non-Employee Directors Stock Option Plan	60,000		$69.47		278,647	(7)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan	54,376	(8)			163,816	(9)
Total	5,524,511				5,641,128
 _______________________

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

(2)
The weighted-average exercise price takes into account 1,131,473 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $54.99.

(3)
As of December 31, 2013, an aggregate of up to 10,945,888 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 3,570,089 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2014, the number of shares authorized for issuance under the 2011 Plan increased by 2,603,448 shares pursuant to this automatic share increase provision.

(4)
The weighted-average exercise price takes into account 32,666 ordinary shares under the 2007 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $18.88.

(5)
As of December 31, 2013, an aggregate of 7,495,137 ordinary shares were authorized for issuance under the 2007 Plan, of which 924,250 shares remained available for future issuance. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares authorized for issuance under the 2007 Plan was reduced by 4,437,956 shares.

(6)
As of December 31, 2013, an aggregate of 2,660,000 ordinary shares were authorized for issuance under the ESPP, of which 704,326 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on each January 1, from January 1, 2013 through (and including) January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2014, no additional shares were reserved for issuance under the ESPP pursuant to this automatic share increase provision.

(7)
As of December 31, 2013, an aggregate of 777,713 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 278,647 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on each January 1, from January 1, 2008 through (and including) January 1, 2017, by the sum of (a) the excess of (i) the number of shares subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases that occurred on or prior to January 1, 2010 only, the aggregate number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan during the preceding calendar year. In no event may the amount of any such annual increase exceed 200,000 shares. The board of directors may also approve a lesser amount for any such annual increase. On January 1, 2014, 60,000 additional shares were reserved for issuance under the 2007 Directors Plan pursuant to this automatic share increase provision.

(8)
Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2013 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

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

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of March 15, 2014 (except as noted) by: (i) each director; (ii) each of our named executive officers identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% Shareholders:
Putnam Investment, LLC (3)	5,360,602	9.0%
One Post Office Square
Boston, MA 02109
FMR LLC (4)	5,242,586	8.8%
82 Devonshire Street
Boston, MA 02109
Named Executive Officers and Directors:
Bruce C. Cozadd (5)	609,058	1.0%
Kathryn Falberg (6)	134,595	*
Suzanne Sawochka Hooper (7)	48,842	*
Russell J. Cox (8)	91,264	*
Fintan Keegan (9)	43,666	*
Paul L. Berns (10)	13,746	*
Patrick G. Enright (11)	418,984	*
Peter Gray (12)	4,001	*
Heather Ann McSharry (13)	4,001	*
Seamus Mulligan (14)	1,461,180	2.5%
Kenneth W. O’Keefe (15)	32,374	*
Norbert G. Riedel, Ph.D. (16)	4,001	*
Catherine A. Sohn, Pharm.D. (17)	8,735	*
Rick E Winningham (18)	46,712	*
All directors and executive officers as a group (16 persons) (19)	2,827,042	4.7%
 _______________________

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fourth Floor, Connaught House, One Burlington Road, Dublin 4, Ireland.

(2)
This table is based upon information supplied by officers, directors and shareholders known by us to be beneficial owners of more than five percent of our ordinary shares as well as Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 59,499,197 ordinary shares outstanding on March 15, 2014, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options and warrants that are exercisable and RSUs that will vest within 60 days of March 15, 2014, and shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan as of March 15, 2014. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options and warrants that are exercisable and RSUs that will vest within 60 days of March 15, 2014 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
This information is based on a Schedule 13G filed with the SEC on February 14, 2014 by Putnam Investments, LLC, or Putnam on behalf of itself, Putnam Investment Management, LLC, or PIM, The Putnam Advisory Company, LLC, or PAC, and Putnam Capital Spectrum Fund, or PCSF, reporting the holdings of Putnam as of December 31, 2013. According to the Schedule 13G filed by Putnam, the shares reflected as beneficially owned by Putnam consist of 5,281,565 ordinary shares held by PIM and 79,037 ordinary shares held by PAC. PCSF held 3,028,617 of the 5,281,565 shares held by PIM. Each of PIM and PAC is a wholly-owned subsidiary of Putnam. PIM is the investment adviser to the Putnam family of mutual funds and PAC is the investment adviser to Putnam’s institutional clients. Both PIM and PAC have dispositive power over the shares as investment managers. In the case of shares held by the Putnam mutual funds managed by PIM, the mutual funds, through their boards of trustees, have voting power. PAC has shared voting power over the shares held by its institutional clients. Putnam declares that its filing of the Schedule 13G shall not be deemed an admission for purposes of Section 13(d) or 13(g) of the Exchange Act that it is the beneficial owner of any securities covered by the Schedule 13G, and further states that it does not have any power to vote or dispose of, or direct the voting or disposition of, any of the securities covered by the Schedule 13G. The Schedule 13G filed by Putnam provides information only as of December 31, 2013 and, consequently, the beneficial ownership of above-mentioned entities may have changed between December 31, 2013 and March 15, 2014.

(4)
This information is based on a Section 67 Notification provided to us by FMR LLC, or FMR, on March 13, 2014, reporting the holdings of FMR as of March 12, 2014. According to the Section 67 Notification, the shares reflected as indirectly owned by FMR consist of 4,049,457 ordinary shares held by Fidelity Management & Research Company Inc., or FMRC, 231 ordinary shares held by Fidelity Investments Money Management, Inc., or FIMM, 239,030 ordinary shares held by Pyramis Global Advisors Trust Company, or PGATC, 38 ordinary shares held by Strategic Advisers Group, or SAG, 230,377 ordinary shares held by Crosby Advisors LLC, or CA, and 723,453 ordinary shares held by Fidelity Selectco, LLC, or FS. Each of FMRC, FIMM, PGATC, SAG, CA and FS is an affiliated entity of FMR. As of March 12, 2014, FMR held indirect voting rights over all 5,242,586 ordinary shares reported. The Section 67 Notification provided to us by FMR provides information only as of March 12, 2014, and, consequently, the beneficial ownership of the above-mentioned entities may have changed between March 12, 2014 and March 15, 2014.

(5)	Includes 137,748 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(6)
Includes 95,137 ordinary shares held by Ms. Falberg as of March 9, 2014 and 39,458 ordinary shares Ms. Falberg has the right to acquire pursuant to options exercisable within 60 days of March 9, 2014. Ms. Falberg resigned from her position as our Chief Financial Officer effective as of March 9, 2014.

(7)	Includes 39,957 ordinary shares Ms. Hooper has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(8)	Includes 79,093 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(9)	Includes 36,144 ordinary shares Mr. Keegan has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(10)
Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 15, 2014 and 7,875 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(11)
Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 15, 2014 and 7,875 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014. Also includes 392,142 ordinary shares held by Longitude Venture Partners, L.P. and 7,858 ordinary shares held by Longitude Capital Associates, L.P. The funds named in this footnote (11) are sometimes referred to herein as the Longitude Funds. Each of Mr. Enright and Juliet Tammenoms Bakker are managing members of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds, and may be deemed to have shared voting and dispositive power with respect to the ordinary shares held by or issuable to the Longitude Funds. Each of Mr. Enright and Ms. Bakker disclaims beneficial ownership of all such ordinary shares except to the extent of such person’s proportionate pecuniary interest therein.

(12)
Includes 2,667 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable and 1,334 shares Mr. Gray is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 15, 2014.

(13)
Includes 2,667 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable and 1,334 shares Ms. McSharry is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 15, 2014.

(14)	Includes 7,875 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(15)
Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 15, 2014 and 7,875 ordinary shares Mr. O’Keefe is expected to receive pursuant to options exercisable within 60 days of March 15, 2014.

(16)
Includes 2,667 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable and 1,334 shares Dr. Riedel has the right to acquire pursuant to RSUs scheduled to vest, in each case within 60 days of March 15, 2014.

(17)	Includes 8,041 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(18)	Includes 7,875 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 15, 2014.

(19)
Includes 400,000 ordinary shares held by entities affiliated with certain of our non-employee directors, 376,690 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 15, 2014, 7,002 ordinary shares that our executive officers and non-employee directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 15, 2014, and 36,869 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Plan as of March 15, 2014. Does not include 95,137 shares held by Ms. Falberg as of March 9, 2014 or 39,458 ordinary shares Ms. Falberg has the right to acquire pursuant to options exercisable within 60 days of March 9, 2014. Ms. Falberg resigned from her position as our Chief Financial Officer effective as of March 9, 2014. See footnotes (5) through (18) above.

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
Certain Transactions With or Involving Related Persons
Set forth below is information with respect to certain transactions with or involving related persons and to which we were or will be a participant.
Secondary Offering
In March 2013, we entered into an underwriting agreement with Barclays Capital Inc. and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriter an aggregate of 5,375,000 of our ordinary shares at a purchase price of $58.28 per ordinary share, resulting in aggregate gross proceeds to the selling shareholders of approximately $314.4 million, before deducting underwriting discounts and commissions and other offering expenses. The offering closed on March 8, 2013. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering. The names of the selling shareholders and number of shares sold to the underwriters in the offering are included in a table below. Consistent with our obligations under existing registration rights agreements, we were obligated to pay our total expenses in connection with this offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, as well as fees of special counsel to the selling shareholders of up to $50,000, which total offering expenses were approximately $0.5 million. Our participation in this offering did not require approval under our Related Party Transaction Policy because our actions with respect to the offering were undertaken in accordance with our pre-existing obligations under certain registration rights agreements. Our nominating and corporate governance committee, which served as the independent review and oversight body, was advised of the relationship between the selling shareholders and our company prior to the transaction.

Selling Shareholder	Number of Shares Sold
Principal Shareholder or Affiliated Entities: (1)
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.	3,750,000
Entities affiliated with Longitude Capital Partners, LLC	800,000
Entities affiliated with Beecken Petty O’Keefe & Company, LLC	400,000

Director:
Seamus Mulligan	425,000
_____________________

(1)	Certain of our current and former directors are affiliated or associated with the entities listed in the table as indicated below:

Entities	Name
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.	James C. Momtazee
Entities affiliated with Longitude Capital Partners, LLC	Patrick G. Enright
Entities affiliated with Beecken Petty O’Keefe & Company, LLC	Kenneth W. O’Keefe
Warrant Exercises and Resale Registration
On July 7, 2009, Jazz Pharmaceuticals, Inc., our predecessor, issued to Longitude Venture Partners, L.P. and to Longitude Capital Associates, L.P., or the Longitude Funds, warrants to purchase an aggregate of 947,867 shares of Jazz Pharmaceuticals, Inc.’s common stock at an exercise price of $4.00 per share, which warrants were subsequently converted into warrants to purchase our ordinary shares (on a one-for-one basis) in connection with the Azur Merger. Mr. Enright is a managing member of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds. On February 28, 2014, the Longitude Funds exercised the warrants in full for an aggregate cash purchase price payable to us of approximately $3.8 million. Based solely on the difference between the closing price of our ordinary shares on the date of exercise and the exercise price of the warrants, the value realized by the Longitude Funds upon exercise of the warrants was approximately $140.2 million. In accordance with the terms of an existing investor rights agreement with the Longitude Funds, we registered the resale of the ordinary shares underlying the warrants by the Longitude Funds and, pursuant to such agreement, we were obligated to pay our total expenses in connection with the resale registration, including registration fees and legal expenses estimated to be approximately $75,000. Our involvement in these warrant exercises and the registration for resale of the ordinary shares underlying the warrants did not require approval under our Related Party Transaction Policy because our actions with respect to such matters were undertaken in accordance with our pre-existing obligations under the warrants and the investor rights agreement with the Longitude Funds. Consistent with our audit committee charter, our audit committee will review these transactions.

Indemnification Agreements
On or after the effective time of the Azur Merger, we entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees, or the indemnification agreements. The indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Irish Companies Acts 1963 to 2013, as amended, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.
Director Independence
As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, its senior management and its independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Mulligan, our former Chief Business Officer, International Business Development, were not independent directors by virtue of their current or past employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.

Item 14.     Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2013 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2013 and 2012 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2013	2012
Audit Fees	$1,240	$1,706
Audit-Related Fees	73	70
Tax Fees	1,275	2,183
Tax compliance services	522	119
Tax advisory services	753	2,064
All Other Fees	3	3
Total Fees	$2,591	$3,962
Audit Fees: Consists of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements and of our internal control over financial reporting, the review of quarterly consolidated financial statements and statutory audits.
Audit-Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the financial statements and which are not reported under “Audit Fees.”
Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with significant transactions undertaken by the company in 2012 and 2013. During the year ended December 31, 2013, fees and expenses of approximately $522,000 were billed in connection with tax compliance services and of approximately $753,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2012, fees and expenses of approximately $119,000 were billed in connection with tax compliance services and of approximately $2,064,000 were billed in connection with tax advice and planning services. The higher level of tax advice and planning fees and expenses billed in 2012 include $760,000 billed for services provided in connection with the Azur Merger, which was a significant, complex transaction for our company that resulted in us transitioning from being a Delaware corporation to being a public limited company organized in, and a tax resident of, Ireland. The remainder of the tax advice and planning fees and expenses billed in 2012 includes services provided in connection with two other significant transactions that occurred in that year: the EUSA Acquisition and the disposition of our women’s health business.
All Other Fees: Consists of fees for products and services other than the services described above. For the years ended December 31, 2013 and 2012, these are fees paid in connection with access to the online accounting and tax research tool of KPMG.
All fees described above were approved by our audit committee for the years ended December 31, 2013 and 2012, respectively.
Pre-Approval Policies and Procedures
Our audit committee has a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. Our policy generally requires the pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

Our audit committee determined that the rendering of the services other than audit services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2014 (the “Form 10-K”):

1.    Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the Form 10-K.

2.    Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Form 10-K on page F-40 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

10.20K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 5, 2013).

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

10.24D+
Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2014) (incorporated herein by reference to Exhibit 10.24D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

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

10.32#
Amendment No. 2, dated as of January 23, 2014, to the Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Financing I Limited and Jazz Pharmaceuticals Ireland Limited, as borrowers, Jazz Pharmaceuticals Public Limited Company, as guarantor, the Lenders thereto and Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender (incorporated herein by reference to Exhibit 10.32 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

23.2
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

24.1	Power of Attorney (included on the signature page to the Jazz Pharmaceuticals plc annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).
31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).
101.SCH
XBRL Taxonomy Extension Schema Document(incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document(incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

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

Date: April 28, 2014	Jazz Pharmaceuticals Public Limited Company
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

10.20K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 5, 2013).

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

10.24D+
Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2014) (incorporated herein by reference to Exhibit 10.24D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

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

10.32#
Amendment No. 2, dated as of January 23, 2014, to the Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Financing I Limited and Jazz Pharmaceuticals Ireland Limited, as borrowers, Jazz Pharmaceuticals Public Limited Company, as guarantor, the Lenders thereto and Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender (incorporated herein by reference to Exhibit 10.32 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

23.2
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

24.1	Power of Attorney (included on the signature page to the Jazz Pharmaceuticals plc annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).
101.SCH
XBRL Taxonomy Extension Schema Document(incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document(incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 25, 2014).

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