Form 10-Q
period 2014-03-31
Jazz Pharmaceuticals plc
filed 2014-05-08
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2014, 59,391,915 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

We own or have rights to various copyrights, trademarks, and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xyrem Success Program®, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, FazaClo® (clozapine, USP), VersaclozTM (clozapine) oral suspension, LeukotacTM (inolimomab) and ProstaScint® (capromab pendetide). This report also includes trademarks, service marks, and trade names of other companies.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$245,874	$636,504
Investments	5,502	—
Accounts receivable, net of allowances	154,986	124,805
Inventories	36,988	28,669
Prepaid expenses	14,335	7,183
Deferred tax assets, net	35,888	33,613
Other current assets	23,747	33,843
Total current assets	517,320	864,617
Property and equipment, net	30,048	14,246
Intangible assets, net	1,755,861	812,396
Goodwill	763,763	450,456
Deferred tax assets, net, non-current	94,250	74,597
Deferred financing costs	25,896	14,605
Other non-current assets	9,296	7,304
Total assets	$3,196,434	$2,238,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,538	$21,005
Accrued liabilities	147,737	119,718
Current portion of long-term debt	9,513	5,572
Income taxes payable	824	336
Contingent consideration	—	50,000
Deferred tax liability, net	6,259	6,259
Deferred revenue	1,138	1,138
Total current liabilities	238,009	204,028
Deferred revenue, non-current	5,433	5,718
Long-term debt, less current portion	1,189,096	544,404
Deferred tax liability, net, non-current	471,993	168,497
Other non-current liabilities	25,395	20,040
Commitments and contingencies (Note 8)
Shareholders’ equity:
Jazz Pharmaceuticals plc shareholders' equity
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,251,587	1,220,317
Accumulated other comprehensive income	70,892	56,153
Retained earnings (accumulated deficit)	(74,118)	18,532
Total Jazz Pharmaceuticals plc shareholders’ equity	1,248,893	1,295,534
Noncontrolling interests	17,615	—
Total shareholders' equity	1,266,508	1,295,534
Total liabilities and shareholders’ equity	$3,196,434	$2,238,221
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales, net	$244,986	$194,652
Royalties and contract revenues	1,933	1,585
Total revenues	246,919	196,237
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	30,924	27,220
Selling, general and administrative	106,363	70,528
Research and development	18,109	6,747
Acquired in-process research and development	127,000	4,000
Intangible asset amortization	31,182	19,555
Total operating expenses	313,578	128,050
Income (loss) from operations	(66,659)	68,187
Interest expense, net	(10,076)	(7,399)
Foreign currency gain	123	271
Income (loss) before income tax provision	(76,612)	61,059
Income tax provision	17,027	17,634
Net income (loss)	(93,639)	43,425
Net loss attributable to noncontrolling interests, net of tax	(989)	—
Net income (loss) attributable to Jazz Pharmaceuticals plc	$(92,650)	$43,425

Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	$(1.58)	$0.74
Diluted	$(1.58)	$0.71
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	58,526	58,358
Diluted	58,526	61,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(93,639)	$43,425
Other comprehensive income (loss):
Foreign currency translation adjustments	15,016	(20,440)
Other comprehensive income (loss)	15,016	(20,440)
Total comprehensive income (loss)	(78,623)	22,985
Comprehensive loss attributable to noncontrolling interests, net of tax	(712)	—
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$(77,911)	$22,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$(93,639)	$43,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	31,182	19,555
Depreciation	1,309	575
Acquired in-process research and development	127,000	4,000
Loss on disposal of property and equipment	2	40
Share-based compensation	13,815	8,757
Excess tax benefit from share-based compensation	(5,777)	(889)
Acquisition accounting inventory fair value step-up adjustments	8,022	1,545
Change in fair value of contingent consideration	—	4,500
Deferred income taxes	(4,378)	(3,874)
Provision for losses on accounts receivable and inventory	813	142
Other non-cash transactions	1,868	1,975
Changes in assets and liabilities:
Accounts receivable	(16,014)	(18,911)
Inventories	(3,071)	1,231
Prepaid expenses and other current assets	4,357	(6,272)
Other long-term assets	(1,545)	(999)
Accounts payable	8,579	16,158
Accrued liabilities	927	(2,660)
Income taxes payable	5,757	(1,397)
Deferred revenue	(273)	(207)
Contingent consideration	(14,900)	—
Other non-current liabilities	4,689	3,196
Net cash provided by operating activities	68,723	69,890
Investing activities
Acquisitions, net of cash acquired	(828,676)	—
Acquisition of in-process research and development	(125,000)	(4,000)
Purchases of property and equipment	(3,527)	(1,143)
Acquisition of intangible assets	—	(1,300)
Net cash used in investing activities	(957,203)	(6,443)
Financing activities
Net proceeds from issuance of debt	636,355	—
Proceeds from employee equity incentive and purchase plans and exercise of warrants	21,467	9,609
Acquisition of noncontrolling interests	(119,175)	—
Payment of contingent consideration	(35,100)	—
Payment of employee withholding taxes related to share-based awards	(9,363)	(1,427)
Excess tax benefit from share-based compensation	5,777	889
Repayment of long-term debt	(2,299)	(5,938)
Net cash provided by financing activities	497,662	3,133
Effect of exchange rates on cash and cash equivalents	188	(3,265)
Net increase (decrease) in cash and cash equivalents	(390,630)	63,315
Cash and cash equivalents, at beginning of period	636,504	387,196
Cash and cash equivalents, at end of period	$245,874	$450,511

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
On January 23, 2014, pursuant to a tender offer, we became the indirect majority shareholder of Gentium S.p.A., or Gentium, thereby acquiring control of Gentium on that date, which acquisition we refer to in this report as the Gentium Acquisition. In February 2014, we completed a subsequent offering period of the tender offer, resulting in total purchases pursuant to the tender offer of approximately 98% of the fully diluted voting securities of Gentium for an aggregate acquisition cost to us of $976.3 million, comprising cash payments of $993.4 million offset by proceeds from the exercise of Gentium share options of $17.1 million. Please see Note 2 for additional information regarding the Gentium Acquisition.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the annual consolidated financial statements and accompanying notes of Jazz Pharmaceuticals plc included in its Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations of the acquired Gentium business, along with the estimated fair values of the assets acquired and liabilities assumed in the transaction, have been included in our condensed consolidated financial statements since the closing of the Gentium Acquisition on January 23, 2014, which date we refer to in this report as the closing date of the Gentium Acquisition.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries and intercompany transactions and balances have been eliminated. We record noncontrolling interests in our condensed consolidated financial statements which represent the ownership interest of minority shareholders in the equity of Gentium. Our condensed consolidated financial statements include the results of operations of businesses we have acquired from the date of each acquisition for the applicable reporting periods.
Reclassifications
Certain prior period amounts presented in these condensed consolidated financial statements and the accompanying footnotes have been reclassified to conform to current period presentation. Upfront license fees of $4.0 million, previously classified as research and development expense, have been reclassified to acquired in-process research and development, or IPR&D, in the condensed consolidated statements of operations and reclassified from operating activities to investing activities in the condensed consolidated statements of cash flows to conform to current period presentation. Inventories of $1.4 million previously classified as raw materials as of December 31, 2013 have been reclassified to work in process to conform to current period presentation.

Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem® (sodium oxybate) oral solution. In the three months ended March 31, 2014, net product sales of Xyrem were $160.4 million, which represented 65.5% of total net product sales. Maintaining or increasing sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition, changed or increased regulatory restrictions, and continued acceptance of Xyrem as safe and effective by physicians and patients. Three abbreviated new drug applications, or ANDAs, have been filed with the U.S. Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem. We initiated lawsuits against all three third parties, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been scheduled in the lawsuit against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, we anticipate that trial on some of the patents in that case could occur as early as late in the fourth quarter of 2014. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, we are continuing our efforts on various regulatory matters, including updating documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. We have not reached agreement with the FDA on certain significant terms of our risk evaluation and mitigation strategies, or REMS, documents for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, make the REMS more consistent with the FDA’s current practices for REMS documents.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We expect to receive the FDA’s response to our initial dispute resolution submission in the second quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. In January 2014, the FDA held an initial meeting with us and current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate), and we expect these interactions to continue among the parties. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared system REMS for Xyrem (sodium oxybate), licensing or sharing our REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license.
Sales of our second largest product, Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States, continue to grow. In the three months ended March 31, 2014, net product sales of Erwinaze/Erwinase were $46.9 million, which represented 19.2% of total net product sales for that period. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing research and development activities. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain approval for the intravenous administration of Erwinaze in the United States, our ability to obtain data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, as well as our need to apply for and receive marketing authorizations, through the EU’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain the current sales level and continue to increase sales is our need to assure sufficient supply of Erwinaze on a timely basis. We have limited inventory of Erwinaze, and, during 2013, our supply of Erwinaze was nearly completely absorbed by demand for the product. In the past, we have experienced a disruption of supply of Erwinase in the European market due to manufacturing challenges, including shortages related to the failure of a batch to meet certain specifications in 2013, and we may experience similar or other manufacturing challenges in the future. If our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to increase the supply of Erwinaze over the longer term to address expected growing worldwide demand, our ability to increase sales of Erwinaze may be limited by our ability to obtain an increased supply of the product.
In addition to risks related specifically to Xyrem and Erwinaze, we are subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies; the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the United States and worldwide, and in particular the need to maintain reimbursement for Xyrem in the United States and obtain appropriate pricing and reimbursement approvals for Defitelio® (defibrotide) in order to launch Defitelio in certain European countries representing a significant market opportunity for Defitelio; and the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals.  For example, in April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection recently conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. In light of the fact that we have previously received observations relating to adverse drug experience reporting, we do not know whether the FDA will take further action, including the issuance of a warning letter as a follow-up to its inspection, or require us to take further action, with respect to the matters covered in the Form FDA 483. Other risks and uncertainties related to our ability to execute on our strategy include: the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors, and in particular the successful launch of Defitelio in Europe throughout 2014 and 2015; the challenges inherent in the integration of the business of Gentium with our historic business, including the increase in geographic dispersion among our centers of operation and taking on the operation of a manufacturing plant; and the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval, especially as we continue to undertake increased activities, and make growing investment in, our product pipeline development projects; our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased significantly as a result of, among other things, the Gentium Acquisition.
Business Acquisitions
Our consolidated financial statements include the results of operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that assets acquired, liabilities assumed and any noncontrolling interests in the acquired business be recognized at their estimated fair values as of the acquisition date, with limited exceptions, and that the fair value of acquired IPR&D be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the acquisition consideration over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings.
Acquired In-Process Research and Development
The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. Development costs incurred after the acquisition are expensed as incurred.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments and marketable securities. Our investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of U.S. states, agencies and municipalities and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents, investments and marketable securities and issuers of investments to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of March 31, 2014, five customers accounted for 83% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 63% of gross accounts receivable, and Accredo Health Group, Inc., or Accredo, which accounted for 9% of gross accounts receivable.  As of December 31, 2013, five customers accounted for 85% of gross accounts receivable, including Express Scripts, which accounted for 69% of gross accounts receivable, and Accredo, which accounted for 9% of gross accounts receivable.
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
Net Income (Loss) per Ordinary Share Attributable to Jazz Pharmaceuticals plc
Basic net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding. Basic and diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) attributable to Jazz Pharmaceuticals plc	$(92,650)	$43,425
Denominator:
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - basic	58,526	58,358
Dilutive effect of employee equity incentive and purchase plans	—	1,496
Dilutive effect of warrants	—	1,657
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - diluted	58,526	61,511

Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	$(1.58)	$0.74
Diluted	$(1.58)	$0.71
Potentially dilutive ordinary shares from employee equity plans and warrants were not included in the diluted net loss per ordinary share attributable to Jazz Pharmaceuticals plc for the three months ended March 31, 2014 because the inclusion of such shares would have an anti-dilutive effect.

Potentially dilutive ordinary shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options, the assumed vesting of outstanding restricted stock units, or RSUs, and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase ordinary shares and RSUs	5,491	2,352
Warrants to purchase ordinary shares	1,257	—
Ordinary shares under ESPP	141	—
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. The impact of the adoption of this ASU on our results of operations, financial position, cash flows and disclosures will be based on our future disposal activity.

2. Business Combination and Asset Acquisition
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
Upon payment for the properly tendered ordinary shares and ADSs on January 23, 2014, the closing date of the Gentium Acquisition, we became the indirect majority shareholder of Gentium and acquired control of Gentium. Following the expiration of the initial offering period, and in accordance with the terms of the Gentium tender offer agreement, we commenced a subsequent offering period to acquire all remaining untendered ordinary shares and ADSs. The subsequent offering period expired on February 20, 2014. In total, pursuant to the tender offer agreement, we purchased approximately 98% of Gentium’s fully diluted ordinary shares and ADSs. The aggregate acquisition cost of the Gentium ordinary shares and ADSs we purchased pursuant to the tender offer was $976.3 million, comprising cash payments of $993.4 million offset by proceeds from the exercise of Gentium share options of $17.1 million. $857.1 million of the acquisition consideration is attributable to the 12,244,156 Gentium ordinary shares and ADSs purchased on the closing date of the Gentium Acquisition, as well as 1,345,023 ADSs committed to tender in accordance with the guaranteed delivery procedures contemplated by the tender offer and options to acquire 1,666,608 ordinary shares of Gentium subject to support agreements requiring that such options be exercised and the underlying ordinary shares be tendered in a subsequent offering period. These ADSs and ordinary shares represented in the aggregate approximately 86% of the fully diluted number of ordinary shares and ADSs of Gentium.  The remaining $119.2 million of the acquisition cost is attributable to the acquisition of an additional 12% of the fully diluted Gentium ordinary shares and ADSs during the subsequent offering period and is accounted for as an acquisition of noncontrolling interests.
We believe the acquisition will provide us with an opportunity to diversify our development and commercial portfolio and complement our clinical experience in hematology/oncology and our expertise in reaching targeted physicians who treat serious medical conditions. As a result of the Gentium Acquisition, we acquired defibrotide, which is marketed under the name

Defitelio in Europe. In October 2013, the European Commission granted marketing authorization for Defitelio for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation therapy. Under a license and supply agreement, Gentium has licensed the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory, to Sigma-Tau Pharmaceuticals, Inc.
The Gentium Acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Gentium were recorded at their respective estimated fair values as of the closing date of the Gentium Acquisition and added to the assets and liabilities of Jazz Pharmaceuticals plc, including an amount for goodwill representing the difference between the acquisition consideration and the estimated fair value of the identifiable net assets. The results of operations of Gentium and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the closing date of the Gentium Acquisition.
During the three months ended March 31, 2014, we incurred $10.0 million in acquisition-related costs related to the Gentium Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Our condensed consolidated statements of operations included revenues of $13.5 million and a net loss of $17.9 million from the acquired Gentium business, as measured from the closing date of the Gentium Acquisition.
The acquisition consideration (not including the acquisition cost of $119.2 million to acquire the 12% noncontrolling interests in the subsequent offering period) was comprised of (in thousands):

Cash consideration for shares acquired in initial tender offer period	$697,917
Liability for shares committed under guaranteed delivery procedures	76,666
Liability for options committed for exercise	82,503
Total acquisition consideration	$857,086
The fair values of assets acquired and liabilities assumed at the closing date of the Gentium Acquisition as well as the fair value at the acquisition date of the noncontrolling interests in Gentium, are summarized below (in thousands):

Cash and cash equivalents	$28,410
Short-term deposit	5,418
Accounts receivable (1)	13,855
Inventories	13,525
Prepaid and other current assets	1,383
Intangible assets	960,350
Goodwill	308,642
Deferred tax assets	22,999
Property, plant and equipment	10,201
Other long-term assets	431
Accounts payable	(11,778)
Accrued expenses	(51,477)
Income taxes payable	(502)
Other long-term liabilities	(654)
Debt (current and long-term)	(2,351)
Deferred tax liabilities	(304,788)
Noncontrolling interests	(136,578)
Total acquisition consideration	$857,086
 ___________________

(1)	The estimated fair value of trade receivables acquired was $13.9 million and the gross contractual amount was $14.9 million, of which we expect that $1.0 million will be uncollectible.

The intangible assets as of the closing date of the Gentium Acquisition included (in thousands):

Finite-lived intangible assets:
Currently marketed product:
Defibrotide VOD (Non-U.S.)	$719,500
Manufacturing contracts	14,500
Tradename	350
Total finite-lived intangible assets	734,350
IPR&D:
Defibrotide VOD Prophylaxis	168,000
Defibrotide VOD (U.S.)	58,000
Total IPR&D	226,000
Total intangible assets	$960,350
The fair value of the currently marketed product was determined using the income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated costs for each product line. Indications of value were developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of the market. The fair value of the currently marketed product was capitalized as of the closing date of the Gentium Acquisition and subsequently will be amortized over the estimated remaining life of the product of approximately 16 years.
Gentium produces active pharmaceutical ingredients, or APIs, including the defibrotide compound, urokinase, sodium heparin and sulglicotide. Other than defibrotide, these APIs are subsequently used to make the finished forms of various drugs and are distributed via supply contracts. The fair value of these supply contracts was determined using the income approach based on the expected cash flows from the projected net earnings of each API. The fair value of the API supply contracts was capitalized as of the closing date of the Gentium Acquisition and subsequently will be amortized over 4 years which approximates the remaining contractual term and reasonably expected renewal periods.
The fair value of IPR&D was determined using the income approach, including the application of probability factors related to the likelihood of success of the respective products reaching final development and commercialization. This approach also took into consideration information and certain program-related documents and forecasts prepared by management. The fair value of IPR&D was capitalized as of the closing date of the Gentium Acquisition and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the closing of the Gentium Acquisition, these assets will not be amortized into earnings; instead, these assets will be subject to periodic impairment testing. Upon successful completion of the development process for an acquired IPR&D project, determination as to the useful life of the asset will be made. The asset would then be considered a finite-lived intangible asset and amortization of the asset into earnings would begin over the remaining estimated useful life of the asset.
The excess of the total acquisition consideration over the fair value amounts assigned to the assets acquired and the liabilities assumed represents the goodwill amount resulting from the Gentium Acquisition. We believe that the factors that contributed to goodwill included the Gentium workforce, which will complement our clinical experience in hematology/oncology and our expertise in reaching targeted physicians who treat serious medical conditions, and the deferred tax consequences of intangible assets recorded for financial statement purposes. We do not expect any portion of this goodwill to be deductible for tax purposes.
The noncontrolling interests at the closing date of the Gentium Acquisition comprised 2,007,452 of Gentium’s issued and outstanding ordinary shares and ADSs and options to acquire 484,097 ordinary shares of Gentium that were not subject to support agreements. The fair value of the noncontrolling interests was estimated using Gentium’s closing market price quoted on the NASDAQ Global Market on January 22, 2014.
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents our combined historical results of operations with adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro forma periods as if the Gentium Acquisition had been completed on January 1, 2013. These adjustments include:

•
An increase in amortization expense of $2.9 million for the three months ended March 31, 2014 and $12.2 million for the three months ended March 31, 2013 related to the fair value of acquired identifiable intangible assets.

•	The exclusion of acquisition-related expenses of $40.7 million for the three months ended March 31, 2014.

•
An increase in interest expense of $1.4 million for the three months ended March 31, 2014 and $5.6 million for the three months ended March 31, 2013 incurred on additional borrowings made to fund the Gentium Acquisition as if the borrowings had occurred on January 1, 2013.

•
The exclusion of other non-recurring expenses of $32.9 million for the three months ended March 31, 2014 and the inclusion of $12.8 million for the three months ended March 31, 2013 primarily related to Gentium transaction bonus costs, the fair value step-up to acquired inventory, share-based compensation incurred from the acceleration of stock option vesting upon closing of the Gentium Acquisition and integration-related expenses.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Revenues	$250,222	$206,241
Net income (loss) attributable to Jazz Pharmaceuticals plc	$(77,677)	$14,135
Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - basic	$(1.33)	$0.24
Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - diluted	$(1.33)	$0.23
Acquisition of Rights to JZP-110 (formerly known as ADX-N05)
On January 13, 2014, we entered into a definitive agreement with Aerial BioPharma, LLC, or Aerial, under which we acquired certain assets related to JZP-110, a novel compound in clinical development for the treatment of excessive daytime sleepiness in patients with narcolepsy. Under the agreement, and in exchange for an upfront initial payment from us totaling $125.0 million, we acquired worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. Aerial and SK are eligible to receive milestone payments, in an aggregate amount of up $272.0 million, based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $125.0 million upfront payment was charged to acquired IPR&D expense in the three months ended March 31, 2014. The assignment of the JZP-110 rights from Aerial to Jazz triggered a liability for a milestone payment of $2.0 million to SK, which was also charged to acquired IPR&D expense in the three months ended March 31, 2014.

3. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$3,709	$3,506
Work in process	10,575	10,301
Finished goods	22,704	14,862
Total inventories	$36,988	$28,669
As of March 31, 2014 and December 31, 2013, the fair value of inventories acquired included a step-up in the value of inventories of $2.5 million and $0.2 million, respectively.

4. Fair Value Measurement
Cash and cash equivalents and investments consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash	Investments
Cash	$245,874	$—	$—	$245,874	$245,874	$—
Time deposits	5,502	—	—	5,502	—	5,502
Totals	$251,376	$—	$—	$251,376	$245,874	$5,502

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$495,990	$—	$—	$495,990	$495,990	$—
Time deposits	140,514	—	—	140,514	140,514	—
Totals	$636,504	$—	$—	$636,504	$636,504	$—
Cash equivalents and investments are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of operations.
Our investment balance represents a time deposit with original maturity of greater than 90 days which matured on April 30, 2014.
The following table summarizes, by major security type, our available-for-sale securities and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2014		December 31, 2013
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities
Time deposits	$5,502	$5,502	$140,514	$140,514
Liabilities:
Contingent consideration	$—	$—	$50,000	$50,000

As of March 31, 2014 and December 31, 2013, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. There were no transfers between the different levels of the fair value hierarchy in 2014 or in 2013.
As of March 31, 2014, the estimated fair value of the $902.1 million principal amount of our term loans was $901.0 million and the carrying amount was $896.3 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our new term loans (Level 2). For additional information related to our term loans, see Note 7. The fair value of the borrowings under the revolving credit facility and other borrowings approximates book value based on the borrowing rates currently available for variable rate loans (Level 2).

5. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Construction-in-progress	$10,641	$4,388
Computer software	8,844	7,960
Machinery and equipment	7,255	417
Computer equipment	5,675	5,610
Leasehold improvements	5,519	4,587
Furniture and fixtures	2,196	1,897
Land and buildings	1,678	—
Subtotal	41,808	24,859
Less accumulated depreciation and amortization	(11,760)	(10,613)
Property and equipment, net	$30,048	$14,246
Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Rebates and other sales deductions	$44,284	$38,772
Employee compensation and benefits	41,932	31,829
Sales returns reserve	20,597	21,110
Professional fees	8,034	5,675
Royalties	6,770	6,082
Accrued interest	6,153	4,150
Other	19,967	12,100
Total accrued liabilities	$147,737	$119,718

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2013	$450,456
Goodwill arising from the Gentium Acquisition	308,642
Foreign exchange	4,665
Balance at March 31, 2014	$763,763
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2014				December 31, 2013
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.3	$1,687,325	$(209,703)	$1,477,622	$957,089	$(179,225)	$777,864
Manufacturing contracts	3.3	14,723	(702)	14,021	—	—	—
Trademarks	0.8	2,955	(2,463)	492	2,600	(2,327)	273
Total finite-lived intangible assets		1,705,003	(212,868)	1,492,135	959,689	(181,552)	778,137
Acquired IPR&D assets		263,726	—	263,726	34,259	—	34,259
Total intangible assets		$1,968,729	$(212,868)	$1,755,861	$993,948	$(181,552)	$812,396

The increase in the gross carrying amount of intangible assets as of March 31, 2014 compared to December 31, 2013 reflects the acquisition of the Gentium intangible assets, as described in Note 2, and the positive impact of foreign currency exchange which is primarily due to the strengthening of the Euro against the U.S. dollar.
Based on finite-lived intangible assets recorded as of March 31, 2014, and assuming the underlying assets will not be impaired in the future and that we will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2014 (remainder)	$98,288
2015	126,170
2016	121,820
2017	121,728
2018	118,196
Thereafter	905,933
Total	$1,492,135

7. Long-Term Debt
The following table summarizes the carrying amount of our borrowings (in thousands):

	March 31, 2014	December 31, 2013
Term loan facility	$896,260	$549,976
Revolving credit facility	300,000	—
Other borrowings	2,349	—
Total debt	1,198,609	549,976
Less current portion	9,513	5,572
Total long-term debt	$1,189,096	$544,404
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
On January 23, 2014, we entered into a second amendment to the credit agreement to provide for (i) a tranche of incremental term loans in the aggregate principal amount of $350.0 million, (ii) a tranche of term loans to refinance the $554.4 million aggregate principal amount of term loans previously outstanding under the amended credit agreement, or the prior term loans, in their entirety and (iii) a $425.0 million revolving credit facility that replaced the $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and $300.0 million of loans under the revolving credit facility together with cash on hand, to purchase the Gentium ordinary shares and ADSs properly tendered and accepted for payment on the January 22, 2014 expiration of the initial tender offer period relating to the Gentium Acquisition. The January 2014 amendment also reduced the interest rate margins on the terms loans by 25 basis points.
The term loans under the credit agreement, as amended in January 2014, mature on June 12, 2018 and the revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on June 12, 2017.
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
Principal repayments of the term loans, which are due quarterly, began in March 2014 and are equal to 1.0% per annum of the original principal amount of $904.4 million with any remaining balance payable on the final maturity date.
The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of March 31, 2014, and are currently in compliance with this financial covenant.
The refinancing of the term loans involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing was to be accounted for as a debt extinguishment or modification, we considered whether the creditors remained the same or changed and whether the change in debt terms was substantial. The debt terms were considered substantially different if the present value of the cash flows of the new term loans was at least 10% different from the present value of the remaining cash flows of the original term loans, or the 10% Test. We performed a separate 10% Test for each individual creditor participating in the loan syndication. When there was a change in principal balance for individual creditors, in applying the 10% Test, we used the cash flows related to the lowest common principal balance, or the Net Method. Under the Net Method, any principal in excess of a creditor’s reinvested principal balance was treated as a new, separate debt issuance. The refinancing was accounted for as a modification as the change in debt terms was not substantial.
Deferred financing costs of $21.7 million and an original issue discount of $6.1 million were associated with modified and new debt and will be amortized to interest expense using the interest method over the life of the term loans. As of March 31, 2014, the interest rate on the term loans was 3.25% and the effective interest rate was 4.1%.
As the borrowing capacity relating to each creditor under the new revolving credit facility was greater than that under the original revolving credit facility, deferred financing costs totaling $5.4 million were associated with the new arrangement and are being amortized to interest expense on a straight-line basis over the life of the facility. As of March 31, 2014, we had borrowed $300.0 million under the revolving credit facility and the interest rate on these borrowings at that date was 2.69%.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2014 (remainder)	$7,226
2015	9,479
2016	9,484
2017	309,490
2018	868,512
Thereafter	298
Total	$1,204,489

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2014 and December 31, 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at March 31, 2014 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2014 (remainder)	$7,786
2015	9,891
2016	6,995
2017	3,749
2018	910
Thereafter	130
Total	$29,461
As of March 31, 2014, we had $36.9 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s initial Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the U.S. District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s initial Paragraph IV Certification, but that stay has expired. Additional patents covering Xyrem have issued since the original suit against Roxane was filed, and cases involving these patents have been consolidated with the original action.
In December 2013, the District Court permitted Roxane to amend its answer in the consolidated case to allege additional equitable defenses, and the parties have been given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the lawsuit regarding certain patents covering the distribution system for Xyrem. Although no trial date for the case has been scheduled, based on the District Court’s current scheduling order, we anticipate that trial on the patents that are not subject to the court’s stay could occur as early as late in the fourth quarter of 2014. We do not have any estimate of a possible trial date for trial on the stayed patents. The actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order or than we currently anticipate, and we cannot predict the timing or outcome of events in this litigation.
On April 1, 2014, we received an additional Paragraph IV Certification from Roxane alleging that a tenth patent listed in the Orange Book for Xyrem in December 2013 is invalid or not infringed. We have not yet responded to this Paragraph IV

Certification and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Roxane.
On December 10, 2012, we received a Paragraph IV Certification notice from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Amneal’s initial Paragraph IV Certification alleged that seven patents listed for Xyrem in the Orange Book are not infringed by Amneal’s proposed generic product and that an eighth patent listed in the Orange Book for Xyrem is invalid. On December 13, 2012, we received a supplemental Paragraph IV Certification notice alleging that a ninth patent listed in the Orange Book for Xyrem is invalid. On January 18, 2013, we filed a lawsuit against Amneal in response to Amneal’s Paragraph IV Certifications in the District Court seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents. An additional patent covering Xyrem issued since the original suit was filed and the case involving this patent has been consolidated with the original case.
On April 7, 2014, we received an additional Paragraph IV Certification from Amneal alleging that a tenth patent listed in the Orange Book for Xyrem in December 2013 is invalid. We have not yet responded to this Paragraph IV Certification and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Amneal.
On November 21, 2013, we received a Paragraph IV Certification notice from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Par’s Paragraph IV Certification alleged that ten patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On December 27, 2013, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe our patents.
On April 23, 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request on May 5, 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period, calculated to be May 20, 2016. As a result, FDA’s approval of both ANDAs is stayed until the earlier of (i) May 20, 2016, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the timing or outcome of events in the consolidated case.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certification notices from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, with the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. No trial date has been set and we cannot predict the timing or outcome of this litigation.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in the California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to a $10.5 million and an additional $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. In March 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. In July 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside of the scope of the arbitration clause in the applicable contract. That ruling was affirmed by the California Court of Appeal in January 2014, and the case was remanded to Superior Court. We cannot predict the timing or outcome of this litigation.

Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with the Gentium Acquisition.  The lawsuit, captioned Xavion Jyles, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al., names Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleges, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and ADSs at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. The lawsuit seeks, among other relief, class action status, rescission, and unspecified costs, attorneys’ fees and other expenses. We cannot predict the timing or outcome of this matter.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
We have not previously submitted pricing data for our two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection), for Medicaid and 340B programs.  We have been engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  For ProstaScint, we plan to begin making any required reports when CMS provides guidance on this requirement and reporting methodology, which is currently expected in 2014.  We sold Quadramet to a third party in December 2013, but have retained any liabilities related to sales of the product during prior periods.  In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet.  We are currently unable to predict whether price reporting and rebates will be required for ProstaScint and Quadramet and if so, for what period they will be required.  The initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet could result in retroactive 340B ceiling price liability for these two products as well as prospective 340B ceiling price obligations for ProstaScint. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.

9. Shareholders’ Equity
The following table presents a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2014 (in thousands):

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2014	$1,295,534	$—	$1,295,534
Noncontrolling interests from the Gentium Acquisition		136,578	136,578
Acquisition of noncontrolling interests	(924)	(118,251)	(119,175)
Issuance of ordinary shares in conjunction with employee equity incentive plans and warrant exercises	21,467	—	21,467
Employee withholding taxes related to share-based awards	(9,363)	—	(9,363)
Share-based compensation	14,313	—	14,313
Tax benefit from employee share options	5,777	—	5,777
Other comprehensive income	14,739	277	15,016
Net loss	(92,650)	(989)	(93,639)
Shareholders' equity at March 31, 2014	$1,248,893	$17,615	$1,266,508
The following table presents a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2013 (in thousands):

Jazz Pharmaceuticals plc
Shareholders' equity at January 1, 2013	$1,121,292
Issuance of ordinary shares in conjunction with employee equity incentive plans and warrant exercises	9,609
Employee withholding taxes related to share-based awards	(1,427)
Share-based compensation	8,552
Tax benefit from employee share options	889
Other comprehensive income	(20,440)
Net income	43,425
Shareholders' equity at March 31, 2013	$1,161,900
 Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2014, we did not purchase any of our ordinary shares under the share repurchase program. As of March 31, 2014, the remaining amount authorized under the share repurchase program was $63.6 million.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$56,153	$56,153
Other comprehensive income	14,739	14,739
Balance at March 31, 2014	$70,892	$70,892

During the three months ended March 31, 2014, other comprehensive income reflects foreign currency translation adjustments which are primarily due to the strengthening of the Euro against the U.S. dollar.

10. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative	$11,175	$7,005
Research and development	2,459	1,043
Cost of product sales	181	709
Total share-based compensation expense, pre-tax	13,815	8,757
Tax benefit from share-based compensation expense	(4,286)	(2,853)
Total share-based compensation expense, net of tax	$9,529	$5,904

Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2014	2013
Shares underlying options granted (in thousands)	706	1,011
Grant date fair value	$63.08	$27.75
Black-Scholes option pricing model assumption information:
Volatility	46%	59%
Expected term (years)	4.3	4.4
Range of risk-free rates	1.1-1.2%	0.6-0.7%
Expected dividend yield	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2014	2013
RSUs granted (in thousands)	341	447
Grant date fair value	$165.61	$58.93
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of RSUs is recognized as expense ratably over the vesting period of four years.
As of March 31, 2014, compensation cost not yet recognized related to unvested share options and RSUs was $81.5 million and $80.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 2.9 years, respectively.

11. Related Party Transactions
In February 2014, certain holders of warrants to purchase 947,867 of our ordinary shares exercised the warrants in full for an aggregate cash purchase price payable to us of $3.8 million. The warrant holders are entities affiliated with one of our directors. In accordance with the terms of an existing investor rights agreement with the warrant holders, we registered the resale of the ordinary shares underlying the warrants and, pursuant to such agreement, we paid expenses of approximately $0.1 million in connection with the resale registration.

12. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment which is the development and commercialization of specialty pharmaceutical products. The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2014	2013
Xyrem® (sodium oxybate) oral solution	$160,378	$117,526
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	46,920	41,816
Defitelio® (defibrotide)/defibrotide	12,209	—
Prialt® (ziconotide) intrathecal infusion	4,309	4,986
Psychiatry	9,866	17,650
Other	11,304	12,674
Product sales, net	244,986	194,652
Royalties and contract revenues	1,933	1,585
Total revenues	$246,919	$196,237
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$214,956	$176,911
Europe	24,343	14,362
All other	7,620	4,964
Total revenues	$246,919	$196,237
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2014	2013
Express Scripts	65%	60%
Accredo	15%	17%

The following table presents total long-lived assets by location (in thousands):

	March 31, 2014	December 31, 2013
Ireland	$11,161	$5,799
Italy	10,283	—
United States	7,765	7,734
Other	839	713
Total long-lived assets (1)	$30,048	$14,246
_________________________

(1)	Long-lived assets consist of property and equipment.

13. Income Taxes
Our income tax provision was $17.0 million for the three months ended March 31, 2014 compared to $17.6 million for the same period in 2013. After adjusting the loss before income tax provision by excluding an upfront license fee and milestone payment of $127.0 million for rights to JZP-110, the effective tax rate on the resulting income before income tax provision was 33.8% for the three months ended March 31, 2014, compared to 28.9% for the same period in 2013. The increase in the effective tax rate was primarily due to a higher level of profits subject to U.S. federal and state income taxes in the three months ended March 31, 2014, and higher losses in other jurisdictions where no tax benefit was available in the period.  The effective tax rate for the three months ended March 31, 2014 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Our deferred tax assets are comprised primarily of U.S. federal and state net operating loss carryforwards and tax credit carryforwards, foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain U.S. state and foreign deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in Ireland, in the U.S. (both at the federal level and in various state jurisdictions) and in certain other foreign jurisdictions, all of which typically have three to four tax years open at any point in time. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2010, 2011 and 2012 and by the U.S. Internal Revenue Service for fiscal year 2010. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change within the next 12 months.

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
We continue to make progress in the execution of our strategy. Our strong revenue growth continued in the first quarter of 2014, primarily from the sales of our lead marketed products, Xyrem® (sodium oxybate) oral solution and Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States. In the three months ended March 31, 2014, our total net product sales increased by 26% compared to the same period in 2013. Sales of Xyrem increased 36% in the three months ended March 31, 2014 compared to the same period in 2013. Sales of Erwinaze/Erwinase increased 12% in the three months ended March 31, 2014 compared to the same period in 2013. We expect total product sales will increase in 2014 over 2013 primarily due to growth in sales of Xyrem and Erwinaze and the addition of defibrotide, which is marketed under the name Defitelio® (defibrotide) in Europe, to our product portfolio.
We acquired Defitelio/defibrotide as a result of our acquisition, pursuant to a tender offer, of approximately 98% of the outstanding and fully diluted voting securities of Gentium S.p.A., or Gentium, which acquisition we refer to as the Gentium Acquisition. The Gentium Acquisition closed on January 23, 2014, and a subsequent offering period of the tender offer expired on February 20, 2014. The aggregate acquisition cost of the Gentium Acquisition was $976.3 million, comprising cash payments of $993.4 million offset by proceeds from the exercise of Gentium share options of $17.1 million.
In October 2013, the European Commission, or EC, granted marketing authorization for Defitelio under exceptional circumstances for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation, or HSCT, therapy. We commenced the launch of Defitelio in Europe beginning in Germany and Austria in March 2014, in Italy (with reimbursement under Law 648/96) in April 2014 and in the United Kingdom in early May 2014. We expect to launch Defitelio in additional European countries on a rolling basis during 2014 and 2015 and are engaged in pricing and reimbursement submissions as applicable in preparation for planned launches in additional European countries. We intend eventually to promote Defitelio in all European markets where it has marketing authorization. In addition, we expect to continue to provide patients access to defibrotide in countries where it is not commercially available through continuation of an expanded access program in the United States and on a named patient basis elsewhere. We also launched VersaclozTM (clozapine) oral suspension in the United States in February 2014 for treatment-resistant schizophrenia and for reducing the risk of recurrent suicidal behavior in patients with schizophrenia or schizoaffective disorders.
We have a portfolio of approved products that address medical needs in the following therapeutic areas, including:
Narcolepsy: Xyrem, the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in patients with narcolepsy;
Hematology/Oncology: Erwinaze, a treatment for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, and Defitelio, a product approved in Europe for the treatment of severe VOD in adults and children undergoing HSCT therapy;
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
We continue to make progress and investment in our expanded product development pipeline, which currently includes clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products. These projects are concentrated in our sleep and hematology and oncology therapeutic areas, where we believe we will be able to leverage our existing specialty commercial expertise and infrastructure, as well as our strong clinical, medical and commercial teams.
In the sleep area, we have planned clinical studies for our product and product candidates.

•
JZP-110. JZP-110 is a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy. We also intend to pursue development of JZP-110 for EDS in patients with obstructive sleep apnea. We have requested a meeting and expect to meet with the FDA to discuss our development plans for JZP-110 in mid-2014. Thereafter, we intend to initiate our Phase 3 clinical program for JZP-110, subject to the availability of clinical trial materials. In January 2014, we acquired from Aerial BioPharma LLC, or Aerial, the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights, with an upfront payment totaling $125.0 million.

•
JZP-386. JZP-386 is a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem. We are conducting pre-clinical research and development work on JZP-386 for potential use in patients with narcolepsy. We submitted an investigational medicinal product dossier, or IMPD, for JZP-386 in Europe at the end of 2013 and received approval of the IMPD in January 2014. We intend to begin our first study of JZP-386 in humans later in 2014, subject to the availability of clinical trial materials.

•
Xyrem. While in many patients narcolepsy can begin during childhood and adolescence, there is limited information on the treatment of pediatric narcolepsy patients with Xyrem. We have worked with the FDA and several leading specialists to design a clinical study to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. We plan to open clinical sites for this study in the second half of 2014.

In the hematology and oncology area, we have ongoing and planned clinical studies.

•
JZP-416 (formerly known as Asparec). We are conducting a Phase 1 clinical trial in Europe of JZP-416, which is pegcrisantaspase, the PEGylated recombinant Erwinia chrysanthemi L-asparaginase, being developed for the treatment of patients with ALL with E. coli asparaginase hypersensitivity. In June 2013, the FDA granted Fast Track designation to the investigation of JZP-416 for the treatment of ALL. We have reviewed our development plans with the FDA and are working with investigators to initiate our first study of JZP-416 in children by the end of 2014.

•
Erwinaze. We are preparing to initiate a clinical trial to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase. We expect to begin this planned trial in the second quarter of 2014. In 2013, we also completed a pharmacokinetic clinical trial of the intravenous administration of Erwinaze in North America. Based on data collected in the study, which met the primary end point, we submitted an amendment to the Erwinaze biologic license application, or BLA, to the FDA to allow intravenous administration of Erwinaze. The FDA determined that the data should be submitted as a supplemental BLA, or sBLA. We have resubmitted the data as an sBLA, which was accepted for filing by the FDA in April 2014. The Prescription Drug User Fee Act, or PDUFA, date for an FDA decision on the sBLA is December 28, 2014.

•
LeukotacTM (inolimomab). We are conducting a Phase 3 clinical trial in Europe of Leukotac, an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute GvHD. We completed enrollment for this study in March 2014 and expect to receive preliminary data before mid-2015.

Under a license and supply agreement, Gentium has licensed to Sigma-Tau Pharmaceuticals, Inc. the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. In 2011, Gentium voluntarily withdrew from consideration a new drug application, or NDA, submitted to the FDA in July 2011 seeking approval in the United States for defibrotide for the treatment of VOD in order to address issues raised by the FDA. We recently met with the FDA to discuss issues related to the possible submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy. Based on this meeting, we believe that it may be possible to submit an NDA without the need for data from an additional clinical trial. We are continuing to address the FDA’s comments and questions and plan to have additional discussions with the FDA during 2014 prior to finalizing our strategy for seeking approval of defibrotide in the United States. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD.

For 2014 and beyond, we expect that our research and development expenses will increase substantially from historical levels as a result of upfront and milestone payments and our increased clinical trial and development activities.
In addition, through the Gentium Acquisition, we acquired a manufacturing facility that produces active pharmaceutical ingredients, including defibrotide, the drug substance in Defitelio, and in February 2014 we announced we commenced construction of a manufacturing and development facility in Ireland.
As of April 2, 2014, Gentium has delisted its American Depositary Shares, or ADSs, from The NASDAQ Stock Market, terminated the registration of its ordinary shares and ADSs under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and suspended its duty to file reports under the Exchange Act. Effective April 13, 2014, Gentium amended its deposit agreement with The Bank of New York Mellon, the ADS depositary, decreasing to 60 days the period that must elapse between the date of termination of the deposit agreement and the date on which the ADS depositary may sell the ordinary shares of Gentium it then holds and providing for the ADS depositary to accept any offer by one of our subsidiaries to purchase those shares at a price of no less than $57.00 per ordinary share, unless the ADS depositary has received what it considers to be a superior bona fide offer from another party. While the date or dates on which the ADS depositary will sell the remaining shares have not been determined, the sale will not occur before June 13, 2014. One of our subsidiaries has indicated to the ADS depositary that it intends to offer to purchase the remaining ordinary shares from the ADS depositary at a purchase price of $57.00 per share.
In June 2012, we entered into a credit agreement that provided for $475.0 million principal amount of term loans and a $100.0 million revolving credit facility. The proceeds from the term loans were used to partially finance our acquisition of EUSA Pharma Inc., or the EUSA Acquisition, in June 2012. In June 2013, we amended the credit agreement to provide for $557.2 million principal amount of term loans and a new revolving credit facility of $200.0 million that replaced the $100 million revolving credit facility. We used a portion of the proceeds from the new term loans to refinance in full the $457.2 million principal amount of term loans outstanding under the credit agreement prior to the amendment. In January 2014, in connection with the Gentium Acquisition, we further amended the credit agreement to provide for a tranche of incremental term loans in the aggregate principal amount of $350.0 million, a tranche of term loans that refinanced the approximately $554.4 million principal amount of term loans outstanding prior to this amendment, and a $425.0 million revolving credit facility that replaced the $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and $300.0 million of loans under the revolving credit facility, together with cash on hand, to purchase Gentium ordinary shares and ADSs pursuant to the tender offer.
In 2013, we initiated purchases under a share repurchase program for up to $200 million of our ordinary shares. During the three months ended March 31, 2014, we did not purchase any of our ordinary shares under the share repurchase program. As of March 31, 2014, we had spent a total of $136.5 million, including commissions, to repurchase our ordinary shares under this program. For a more detailed discussion regarding our share repurchase program, see “Liquidity and Capital Resources” below.
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
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy in 2014. For example, while we now have a more diversified product portfolio than in the past, our financial results remain significantly influenced by sales of Xyrem, which accounted for 65.5% of our net product sales in the three months ended March 31, 2014 and 65.8% of our net product sales for the year ended December 31, 2013. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and develop product, service and safety improvements for patients. For example, in April 2014, we updated our Xyrem label in consultation with the FDA to include additional information for using Xyrem safely and effectively, specifically a recommendation to reduce the dose of Xyrem when used concomitantly with divalproex sodium, which is based on data from a drug interaction study we conducted.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, there are three abbreviated new drug applications, or ANDAs, submitted to the FDA by third parties seeking to market generic versions of Xyrem. We initiated lawsuits against all three third parties, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been scheduled in the lawsuit against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, we anticipate that trial on some of the patents in that case could occur as early as late in the fourth quarter of 2014. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are continuing our efforts on various regulatory matters, including updating documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. We have not reached agreement with the FDA on certain significant terms of our risk evaluation and mitigation strategies, or REMS, documents for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, make the REMS more consistent with the FDA’s current practices for REMS documents.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We expect to receive the FDA’s response to our initial dispute resolution submission in the second quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. In January 2014, the FDA held an initial meeting with us and current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate), and we expect these interactions to continue among the parties. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared system REMS for Xyrem (sodium oxybate), licensing or sharing our REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license.
Sales of our second largest product, Erwinaze/Erwinase continue to grow. Sales of Erwinaze/Erwinase accounted for 19.2% of our net product sales in the three months ended March 31, 2014 and 20.1% of our net product sales for the year ended December 31, 2013. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing research and development activities. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, a key challenge to our ability to maintain the current sales level and continue to increase sales is our need to assure sufficient supply of Erwinaze on a timely basis. We have limited inventory of Erwinaze, and, during 2013, our supply of Erwinaze was nearly completely absorbed by demand for the product. In the past, we have experienced a disruption of supply of Erwinase in the European market due to manufacturing challenges, including shortages related to the failure of a batch to meet certain specifications in 2013, and we may experience similar or other manufacturing challenges in the future. If our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to increase the supply of Erwinaze over the longer term to address expected growing worldwide demand, our ability to increase sales of Erwinaze may be limited by our ability to obtain an increased supply of the product.
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection recently conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 adverse drug experiences, or ADEs, reported to Jazz for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We have responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we plan to implement to address the observations in the Form FDA 483. We intend to demonstrate our compliance to the FDA’s satisfaction, but we do not know whether the FDA will take further action, or require us to take further action, with respect to the matters covered in the Form FDA 483.
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

•
delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies;

•
the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the United States and worldwide, and in particular the need to maintain reimbursement for Xyrem in the United States and obtain appropriate pricing and reimbursement approvals in order to launch Defitelio in certain European countries representing a significant market opportunity for Defitelio;

•
the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals;

•
the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors, and in particular the successful launch of Defitelio in Europe throughout 2014 and 2015;

•
the challenges inherent in the integration of the business of Gentium with our historic business, including the increase in geographic dispersion among our centers of operation and taking on the operation of a manufacturing plant;

•
the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success and regulatory approval, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects;

•	our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and

•
possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased significantly as a result of, among other things, the Gentium Acquisition.

All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents revenues and expenses for the three months ended March 31, 2014 and 2013, respectively (amounts in thousands):

	Three Months Ended March 31,		Increase/
	2014 (1)	2013	(Decrease)
Product sales, net	$244,986	$194,652	26%
Royalties and contract revenues	1,933	1,585	22%
Cost of product sales (excluding amortization of acquired developed technologies)	30,924	27,220	14%
Selling, general and administrative	106,363	70,528	51%
Research and development	18,109	6,747	168%
Acquired in-process research and development	127,000	4,000	3,075%
Intangible asset amortization	31,182	19,555	59%
Interest expense, net	10,076	7,399	36%
Foreign currency gain	123	271	(55)%
Income tax provision	17,027	17,634	(3)%
Net loss attributable to noncontrolling interests, net of tax	989	—	N/A(2)
_____________________________

(1)	Our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.

(2)	Comparison to prior period not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three months ended March 31, 2014 and 2013, respectively (amounts in thousands):

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)
Xyrem® (sodium oxybate) oral solution	$160,378	$117,526	36%
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	46,920	41,816	12%
Defitelio® (defibrotide)/defibrotide	12,209	—	N/A(1)
Prialt® (ziconotide) intrathecal infusion	4,309	4,986	(14%)
Psychiatry	9,866	17,650	(44)%
Other	11,304	12,674	(11)%
Product sales, net	244,986	194,652	26%
Royalties and contract revenues	1,933	1,585	22%
Total revenues	$246,919	$196,237	26%
_____________________________

(1)	Comparison to prior period not meaningful since our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  Price increases were instituted in July 2013 and February 2014 based on market analysis. Xyrem product sales volume increased by 5% in the three months ended March 31, 2014 compared to the same period in 2013. The sales volume increase was driven by an increase in the average number of patients on Xyrem which includes both new patients and active patients who remained on Xyrem therapy. Erwinaze/Erwinase product sales increased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to increases in sales volume and to a lesser extent, a price increase in January 2014. The sales volume increase was driven primarily by a growth in new treatment sites prescribing Erwinaze as well as existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase. Defitelio/defibrotide product sales, from the closing of the Gentium Acquisition on January 23, 2014 to March 31, 2014, were $12.2 million. On a pro forma basis, Defitelio/defibrotide product sales increased by 75% in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to territory-specific price increases in April 2013, partially offset by a decrease in sales volume reflecting strong demand in the three months ended March 31, 2013 ahead of anticipated price increases. Until commencement of the commercial launch of Defitelio in Europe in March 2014, we provided, and continue to provide, access to defibrotide to patients in countries where it is not commercially available through continuation of an expanded access program in the United States and on a named patient basis elsewhere. We expect to see growth in sales of Defitelio/defibrotide in 2014 over 2013 as the roll out of the commercial launch continues in Europe. Prialt product sales decreased in the three months ended March 31, 2014 compared to the same period in 2013, in part due to timing of shipments to the exclusive wholesale distributor and central pharmacy for Prialt. Psychiatry product sales decreased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the launch of a generic version of Luvox CR in March 2013 and, to a lesser extent, the continued impact of the sale of the authorized generic product for FazaClo LD. We expect total product sales will increase in 2014 over 2013, primarily due to growth in sales of Xyrem and Erwinaze/Erwinase and the inclusion of product sales resulting from the Gentium Acquisition, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increased royalties in relation to our out-licensed products. We expect royalties and contract revenues in 2014 to be relatively consistent with 2013.

Cost of Product Sales
Cost of product sales increased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to an increase in acquisition accounting inventory fair value step-up adjustments of $6.5 million, partially offset by lower cost of product sales primarily driven by product mix, with a greater proportion of higher margin products sold in the three months ended March 31, 2014. Gross margin as a percentage of net product sales was 87.4% in the three months ended March 31, 2014 compared to 86.0% for the same period in 2013. The increase in our gross margin percentage was primarily due to a change in product mix, in particular, the addition of Defitelio/defibrotide. We expect our gross margin percentage to increase slightly in 2014 compared to 2013, primarily driven by a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to increases in transaction and integration expenses of $16.7 million; salary and benefit related expenses (including share-based compensation expense) of $13.3 million driven by increased headcount primarily due to our expanded business and the Gentium Acquisition; professional services expenses of $5.4 million; and increases in sales and promotional expenses of $4.0 million; partially offset by a $4.5 million change in fair value of the contingent consideration recognized in the 2013 period. We expect that selling, general and administrative expenses will be higher in 2014 than in 2013 due to increased headcount to support our larger, global organization, an increase in sales and marketing, including direct marketing spend on key products and the inclusion of expenses resulting from the Gentium Acquisition, including launch expenses for Defitelio.
Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses and other research and development costs. Clinical study and outside services costs relate primarily to clinical studies performed by clinical research organizations, materials and supplies and other third-party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of what development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among projects in a manner that we believe will best support the future growth of our business.
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2014	2013
Clinical studies and outside services	9,506	1,507
Personnel expenses	7,716	4,470
Other	887	770
Total	$18,109	$6,747
Research and development expenses increased in the three months ended March 31, 2014 compared to the same period in 2013 by $11.4 million. Personnel expenses increased by $3.2 million due to a 89% increase in headcount primarily driven by the Gentium Acquisition. Clinical studies and outside services costs increased by $8.0 million due to an increase in costs incurred to develop sleep and hematology/oncology product candidates including, but not limited to, JZP-386 and JZP-416, as well as the addition of costs related to development programs for defibrotide. We also incurred increased costs related to the development of line extensions for existing products and the generation of additional clinical data.
For 2014 and beyond, we expect that our research and development expenses will increase substantially from historical levels, particularly as we initiate our various planned clinical trials and development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly report on Form 10-Q.

Acquired in-process research and development
In January 2014, we acquired the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK retained rights, for an upfront payment of $125.0 million to Aerial. We also incurred a $2.0 million milestone expense to SK which was triggered on assignment of the JZP-110 rights from Aerial to us. In February 2013, we incurred $4.0 million in upfront license fees in connection with our licensing of JZP-386.
Intangible Asset Amortization
Intangible asset amortization increased by $11.6 million in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the Gentium Acquisition. We acquired finite-lived intangible assets of $734.4 million in connection with the Gentium Acquisition that are expected to be amortized over their weighted-average useful economic lives of approximately 16 years. Amortization expense will be significantly higher in 2014 than in 2013, due to the inclusion of amortization expense of approximately $46 million related to the intangible assets we acquired in the Gentium Acquisition.
Interest Expense, Net
Interest expense, net increased by $2.7 million in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a larger debt balance, partially offset by a decrease in interest rates associated with our long-term debt. In January 2014, in connection with the Gentium Acquisition, we incurred an additional $650.0 million in secured debt, comprising $350.0 million of incremental term loans and $300.0 million of loans under the revolving credit facility. As of March 31, 2014, $902.1 million principal amount was outstanding on our term loans and $300.0 million borrowings were outstanding under the revolving credit facility. As of March 31, 2014, the interest rate on the term loans was 3.25% and the interest rate on the revolving credit facility borrowings was 2.69%. Interest expense is expected to be higher in 2014 than in 2013 due to the increase in our debt balance.
Foreign Currency Gain
The foreign currency gain in the three months ended March 31, 2014 related to the translation of foreign currency monetary assets and liabilities, including intercompany balances.
Income Tax Provision
Our income tax provision was $17.0 million for the three months ended March 31, 2014 compared to $17.6 million for the same period in 2013. After adjusting the loss before income tax provision by excluding an upfront license fee and milestone payment of $127.0 million for rights to JZP-110, the effective tax rate on the resulting income before income tax provision was 33.8% for the three months ended March 31, 2014, compared to 28.9% for the same period in 2013. The increase in the effective tax rate was primarily due to a higher level of profits subject to U.S. federal and state income taxes in the three months ended March 31, 2014, and higher losses in other jurisdictions where no tax benefit was available in the period.  The effective tax rate for the three months ended March 31, 2014 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Net Loss Attributable to Noncontrolling Interests, Net of Tax
Net loss attributable to noncontrolling interests, net of tax relates to the portion of the net loss of Gentium not attributable, directly or indirectly, to our ownership interest. The net loss attributable to noncontrolling interests, net of tax was $1.0 million for the three months ended March 31, 2014.

Non-GAAP Financial Measures
To supplement our financial results presented on a U.S generally accepted accounting principles, or GAAP, basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by the company. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. Because of the non-standardized definitions, the non-GAAP financial measures used in this report may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income measures attributable to Jazz Pharmaceuticals plc (and the related per share measures) exclude from GAAP net income (loss) attributable to Jazz Pharmaceuticals plc (and the related per share measures), as applicable, intangible asset amortization, share-based compensation expense, acquisition accounting inventory fair value step-up adjustments, transaction and integration costs, restructuring charges, change in fair value of contingent consideration, upfront license fees and milestone payments, depreciation expense and non-cash interest expense; adjust the income tax provision to the estimated amount of taxes payable in cash; and adjust for the amount attributable to noncontrolling interests.
Reconciliations of GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc	$(92,650)	$43,425
Intangible asset amortization	31,182	19,555
Share-based compensation expense	13,815	8,757
Acquisition accounting inventory fair value step-up adjustments	8,022	1,545
Transaction and integration costs	17,733	1,022
Restructuring charges	—	949
Change in fair value of contingent consideration	—	4,500
Upfront license fees and milestone payments	127,000	4,000
Depreciation	1,309	575
Non-cash interest expense	1,638	1,229
Income tax adjustments (1)	(5,944)	(1,132)
Adjustments for amount attributable to noncontrolling interests (2)	(1,258)	—
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc	$100,847	$84,425

GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share	$(1.58)	$0.71
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share	$1.61	$1.37
Shares used in computing GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share amounts	58,526	61,511
Shares used in computing non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,517	61,511
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(2)	The noncontrolling interests’ share of the above adjustments, as applicable.

Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents and short-term investments of $251.4 million, borrowing availability under the revolving credit facility of $125.0 million and long-term debt of $1.2 billion which included $902.1 million aggregate principal amount of term loans, $300 million of revolving loans and other borrowings of $2.4 million.

We generated cash flows from operations of $68.7 million during the three months ended March 31, 2014 not including an upfront license fee and milestone payment totaling $127.0 million in respect of our acquisition of rights to JZP-110. We expect to continue to generate positive cash flows from operations during 2014.
In January 2014, we amended our credit agreement to provide for $350.0 million of incremental term loans, a tranche of term loans that refinanced the approximately $554.4 million aggregate principal amount of term loans previously outstanding, and a $425.0 million revolving credit facility that replaced our $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and loans under the revolving credit facility, together with cash on hand, to purchase approximately 98% of the outstanding and fully diluted Gentium ordinary shares and ADSs for an acquisition cost of $976.3 million, comprising cash payments of $993.4 million offset by proceeds from the exercise of Gentium share options of $17.1 million.
In connection with the EUSA Acquisition in 2012, we agreed to make a contingent payment of $50.0 million in cash if Erwinaze achieved net sales in the United States of $124.5 million or more in 2013. This net sales milestone was achieved in the fourth quarter of 2013, and as a result we made the contingent payment in the first quarter of 2014.
We believe that our existing cash balances, cash we expect to generate from operations and funds remaining available under our revolving credit facility will be sufficient to fund our operations, to fund our share repurchase program, to fund our purchase of the remaining Gentium ordinary shares from the ADS depository and to meet our existing obligations for the foreseeable future, including our obligations under our current credit agreement. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the current credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2014, we did not purchase any of our ordinary shares under the share repurchase program. As of March 31, 2014, the remaining amount authorized under the share repurchase program was $63.6 million.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$68,723	$69,890
Net cash used in investing activities	(957,203)	(6,443)
Net cash provided by financing activities	497,662	3,133
Effect of foreign currency exchange rates on cash and cash equivalents	188	(3,265)
Net increase (decrease) in cash and cash equivalents	$(390,630)	$63,315
Net cash provided by operating activities of $68.7 million for the three months ended March 31, 2014 related to a net loss of $93.6 million, adjusted for an upfront license fee and milestone payment of $127.0 million in respect of our acquisition of rights to JZP-110 and non-cash items of $46.9 million primarily related to intangible asset amortization, share-based compensation expense and acquisition accounting inventory fair value step-up adjustments. This was partially offset by $11.5 million of net cash outflow related to changes in operating assets and liabilities which included $14.9 million in respect of the payment of the contingent consideration following the EUSA Acquisition. Net cash provided by operating activities of $69.9 million for the three months ended March 31, 2013 related to net income of $43.4 million, adjusted for non-cash items of $36.3 million primarily related to intangible asset amortization and share-based compensation and an upfront payment of $4.0 million in respect of the acquisition of JZP-386. This was partially offset by $9.9 million of net cash outflow related to changes in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and, to a lesser extent, purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2013 primarily related to the acquisition of JZP-386 and, to a lesser extent, purchases of property and equipment and intangible assets.
Net cash provided by financing activities for the three months ended March 31, 2014 primarily related to net proceeds of $636.4 million from our term loans and borrowings under our revolving credit facility, proceeds of $21.5 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by $119.2 million for the acquisition of noncontrolling interests in Gentium and $35.1 million in respect of the payment of the contingent consideration following the EUSA Acquisition. Net cash provided by financing activities for the three months ended March 31, 2013 primarily related to proceeds from employee equity incentive and purchase plans and exercise of warrants of $9.6 million partially offset by a principal repayment of our long-term debt of $5.9 million.
Credit Agreement
As discussed above, we entered into our credit agreement in July 2012 in connection with the EUSA Acquisition, and we subsequently amended the credit agreement in July 2013 and January 2014. After giving effect to the January 2014 amendment, the credit agreement provides for $904.4 million principal amount of term loans and a $425.0 million revolving credit facility. The term loans under the credit agreement have a June 12, 2018 maturity date that was applicable to the refinanced term loans and the loans under the revolving credit facility have a June 12, 2017 maturity date that was applicable to the prior revolving credit facility.
As a result of the June 2013 amendment, the interest rate margins on the term loans and the revolving loans were reduced by 150 basis points, and as a result of the January 2014 amendment, the interest rate margins on the terms loans were reduced by a further 25 basis points. The term loans under the credit agreement bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.50% per annum (subject to a 1.75% prime rate floor). Borrowings under the new revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio.
As of March 31, 2014, the interest rates on the outstanding term loans was 3.25% and on our borrowings under the revolving credit facility was 2.69%.
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
Principal repayments of the term loans, which are due quarterly, began in March 2014 and are equal to 1.0% per annum of the original principal amount of $904.4 million with any remaining balance payable on the final maturity date.
Our credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement also contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of March 31, 2014, and are currently in compliance with this financial covenant.

Contractual Obligations
The table below presents a summary of our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$904,489	$9,513	$18,965	$875,744	$267
Term and other loans - interest (2)	122,761	29,726	58,527	34,488	20
Revolving credit facility - principal	300,000	—	—	300,000	—
Revolving credit facility - interest (3)	26,249	8,196	16,414	1,639	—
Revolving credit facility - commitment fee (4)	2,030	634	1,269	127	—
Purchase obligations (5)	38,708	36,948	400	410	950
Operating lease obligations (6)	29,461	10,329	15,925	3,207	—
Total	$1,423,698	$95,346	$111,500	$1,215,615	$1,237
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development and license agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. On January 13, 2014, we signed a definitive agreement with Aerial under which we acquired rights to JZP-110, a novel compound in clinical development for the treatment of EDS in patients with narcolepsy. Under the agreement, we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Under the agreement, Aerial received an upfront payment of $125.0 million in January 2014. Aerial and SK are eligible to receive milestone payments up to an aggregate of $272.0 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $286.0 million, of which up to $120.0 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75.0 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)	The interest rate was 3.25% at March 31, 2014, which we used to estimate interest owed on the term loans outstanding on March 31, 2014 until the final maturity date in June 2018.
(3) The interest rate was 2.69% at March 31, 2014, which we used to estimate interest owed on the amount borrowed under the revolving credit facility as of March 31, 2014 until the final maturity date in June 2017.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.50% and assumed undrawn amounts of $125.0 million to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to third party manufacturers.

(6)	Includes the minimum lease payments for our office buildings, manufacturing plant and automobile lease payments for our sales force.
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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Interest Rate Risk. We are exposed to risks associated with changes in interest rates in connection with our term loans and borrowings under our revolving credit facility. Our indebtedness under our term loans is subject to LIBOR or base rate floors of 0.75% and 1.75%, respectively. We have elected to have the terms loans and borrowings under the revolving credit facility bear interest based on LIBOR (as opposed to the prime lending rate). Currently LIBOR is below the floor of 0.75%, and therefore an increase in interest rates would only impact our net interest expense on our term loans to the extent LIBOR exceeds the floor. Based on indebtedness under our term loans of $902.1 million as of March 31, 2014, a 1.0% change in interest rates, above the LIBOR floor, would increase net interest expense on our term loans for the remainder of 2014 by approximately $6.9 million. Borrowings under our revolving credit facility are not subject to a LIBOR floor. Based on indebtedness under our revolving credit facility of $300.0 million as of March 31, 2014, a 1.0% change in interest rates would increase net interest expense on our revolving loan borrowings for the remainder of 2014 by approximately $2.3 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
Changes in Internal Control over Financial Reporting.  As discussed above, the Gentium Acquisition closed on January 23, 2014.  The Gentium Acquisition was accounted for using the acquisition method of accounting.  The results of operations of the acquired Gentium business have been included in our consolidated results of operations since January 23, 2014, and we are currently in the process of evaluating and integrating Gentium’s historical internal controls over financial reporting with ours.
During the quarter ended March 31, 2014, other than continuing changes to our internal control process resulting from the Gentium Acquisition as discussed above, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem® (sodium oxybate) oral solution. Roxane’s initial Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the U.S. District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s initial Paragraph IV Certification, but that stay has expired. Additional patents covering Xyrem have issued since the original suit against Roxane was filed, and cases involving these patents have been consolidated with the original action.
In December 2013, the District Court permitted Roxane to amend its answer in the consolidated case to allege additional equitable defenses, and the parties have been given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the lawsuit regarding certain patents covering the distribution system for Xyrem. Although no trial date for the case has been scheduled, based on the District Court’s current scheduling order, we anticipate that trial on the patents that are not subject to the court’s stay could occur as early as late in the fourth quarter of 2014. We do not have any estimate of a possible trial date for trial on the stayed patents. The actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order or than we currently anticipate, and we cannot predict the timing or outcome of events in this litigation.
On April 1, 2014, we received an additional Paragraph IV Certification from Roxane alleging that a tenth patent listed in the Orange Book for Xyrem in December 2013 is invalid or not infringed. We have not yet responded to this Paragraph IV Certification and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Roxane.
On December 10, 2012, we received a Paragraph IV Certification notice from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Amneal’s initial Paragraph IV Certification alleged that seven patents listed for Xyrem in the Orange Book are not infringed by Amneal’s proposed generic product and that an eighth patent listed in the Orange Book for Xyrem is invalid. On December 13, 2012, we received a supplemental Paragraph IV Certification notice alleging that a ninth patent listed in the Orange Book for Xyrem is invalid. On January 18, 2013, we filed a lawsuit against Amneal in response to Amneal’s Paragraph IV Certifications in the District Court seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents. An additional patent covering Xyrem issued since the original suit was filed and the case involving this patent has been consolidated with the original case.
On April 7, 2014, we received an additional Paragraph IV Certification from Amneal alleging that a tenth patent listed in the Orange Book for Xyrem in December 2013 is invalid. We have not yet responded to this Paragraph IV Certification and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Amneal.
On November 21, 2013, we received a Paragraph IV Certification notice from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Par’s Paragraph IV Certification alleged that ten patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On December 27, 2013, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe our patents.
On April 23, 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request on May 5, 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period, calculated to be May 20, 2016. As a result, FDA’s approval of both ANDAs is stayed until the earlier of (i) May 20, 2016, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the timing or outcome of events in the consolidated case.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certification notices from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, with the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. No trial date has been set and we cannot predict the timing or outcome of this litigation.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in the California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to a $10.5 million and an additional $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. In March 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. In July 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside of the scope of the arbitration clause in the applicable contract. That ruling was affirmed by the California Court of Appeal in January 2014, and the case was remanded to Superior Court. We cannot predict the timing or outcome of this litigation.
Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with our acquisition pursuant to a tender offer of a majority of the voting securities of Gentium S.p.A., or Gentium, which we refer to as the Gentium Acquisition.  The lawsuit, captioned Xavion Jyles, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al., names Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleges, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and American Depositary Shares, or ADSs, at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. The lawsuit seeks, among other relief, class action status, rescission, and unspecified costs, attorneys’ fees and other expenses. We cannot predict the timing or outcome of this matter.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 65.5% of our net product sales for the three months ended March 31, 2014 and 65.8% of our net product sales for the year ended December 31, 2013. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2011 to 2012 and from 2012 to 2013, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2014, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem or an alternative sodium oxybate product for treating cataplexy and/or excessive daytime sleepiness in narcolepsy;

•
changed or increased regulatory restrictions, including changes to our risk management program and the terms of the final risk evaluation and mitigation strategy, or REMS, documents for Xyrem, and the pressure to develop a single shared system REMS with potential generic competitors, or regulatory actions by the FDA, including actions as a result of, or related to the matters raised in, the Form FDA 483 we received in April 2014, as discussed in more detail in the risk factors below;

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
If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, three third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or excessive daytime sleepiness in narcolepsy. If one or more companies receive FDA approval of an ANDA for generic versions of Xyrem or a new drug application, or NDA, for other sodium oxybate products, it is possible that such company or companies could introduce generic versions of Xyrem or other sodium oxybate products before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch competition to Xyrem at risk of potentially being held liable for damages for patent infringement.
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

Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If an ANDA is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as late in the fourth quarter of 2014. However, the actual timing of events may be significantly earlier or later than contemplated by current scheduling orders, and we cannot predict the timing or outcome of events in this or the other ANDA litigations. In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. With the expiration of the 30-month stay, if Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the next risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the United States by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, in April 2014, we learned about the completion of a “first in man” clinical trial by a company using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. This company has stated its intent to submit an NDA, referencing Xyrem, to the FDA by the end of 2016. If this company is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quota from the DEA in order to manufacture both the active pharmaceutical ingredient and the finished product for a generic version of Xyrem. The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Until 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for each of 2012, 2013 and 2014, our supplier was allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In addition, our supplier was initially allocated only a portion of the quota it requested for 2013 to make the active pharmaceutical ingredient of Xyrem.  Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the quota it requested to make finished product.  As a result, in 2013, both our active pharmaceutical ingredient supplier and our finished product manufacturer had to request and justify increased quotas from the DEA. For 2014, both our active pharmaceutical ingredient supplier and finished product manufacturer have been allocated most, but not all, of their respective requested quotas and may need to request and justify increased quotas from the DEA in 2014. If we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, which we refer to as the Xyrem Risk Management Program, that was implemented at the time Xyrem was approved, which includes parts of the Xyrem Success Program, to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. Our Xyrem Risk Management Program includes a number of elements including patient and physician education, a database of information so that we may track and report certain information, and the use of a single central pharmacy to distribute Xyrem. Elements of the Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, are deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA. The Xyrem Risk Management Program, however, is not in the form that is now required for REMS documents. The FDAAA requires that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. We have not reached agreement with the FDA on certain significant terms of our REMS for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, make the REMS more consistent with the FDA’s current practices for REMS documents.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We expect to receive the FDA’s response to our initial dispute resolution submission in the second quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
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
In the FDA’s December 2012 response denying a Citizen Petition that we filed in July 2012, the FDA stated that when an NDA holder has a deemed REMS, the FDA directs the ANDA applicant(s) to work with the NDA holder to create a single shared system to implement the ETASU that will be approved as a final REMS. More broadly, the FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and ANDA applicants to proceed concurrently with the FDA’s review of ANDA applications. The FDA has further stated that it typically monitors the progress of industry working groups attempting to develop shared REMS systems, and that it has acted to help ensure that sponsors were cooperating and that there were no obstacles to developing a single shared system. In January 2014, the FDA held an initial meeting with us and current Xyrem ANDA applicants to facilitate the development of a single shared system REMS, and we expect these interactions to continue among the parties. We cannot predict the timing, outcome or impact on our business of discussions with the FDA and/or any ANDA applicant with respect to the potential creation of a single shared system REMS for Xyrem (sodium oxybate), including the impact of the ongoing process with respect to potential modifications to the Xyrem deemed REMS as discussed above, or the impact of any single shared system REMS on our ongoing litigation with each of the ANDA applicants. See the risk factor in this Item 1A entitled “We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.”
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
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection recently conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 adverse drug experiences, or ADEs, reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We have responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we plan to implement to address the observations in the Form FDA 483. In light of the fact that we have previously received observations relating to adverse drug experience reporting, we do not know whether the FDA will take further action, including the issuance of a warning letter as a follow-up to its inspection, or require us to take further action, with respect to the matters covered in the Form FDA 483. Such actions may be costly or time consuming and/or negatively affect the commercial success of Xyrem and our other products. In addition, we cannot assure you that we will be able to adequately address the matters raised by the FDA in the Form FDA 483 or otherwise, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the FDA’s or any other regulatory authority’s satisfaction could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. See also the risk factor in this Item 1A entitled “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.”
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
Risks Relating to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we are commercializing a portfolio of products, including our other key products Erwinaze® (asparaginase Erwinia chrysanthemi) (called Erwinase® in markets outside the United States), Defitelio® (defibrotide) and Prialt® (ziconotide) intrathecal infusion. We commenced the launch of Defitelio in Europe beginning in Germany and Austria in March 2014, in Italy (with reimbursement under Law 648/96) in April 2014 and in the United Kingdom in early May 2014. See the discussion regarding the launch of Defitelio in the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
Erwinaze, a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze is exclusively licensed to us, and manufactured for us, by Public Health England, a U.K. national executive agency, or PHE, and was approved by the FDA under a biological license application, or BLA, and launched in the U.S. market in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain approval for the intravenous administration of Erwinaze in the United States, our ability to obtain data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, as well as our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to maintenance of current sales level and continued growth is our need to ensure sufficient supply of Erwinaze on a timely basis. See the discussion regarding Erwinaze supply issues in the risk factor in this Item 1A entitled “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
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

Prialt, an intrathecally administered infusion of ziconotide, was approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. We distribute Prialt through an exclusive wholesale distributor and pharmacy. We face many challenges in maintaining and growing sales of Prialt, including acceptance of intrathecal administration by patients and physicians and challenges for physicians with timely reimbursement for use of Prialt. In addition, the FDA has required that the label for Prialt include a boxed warning regarding the risk of psychiatric symptoms and neurological impairment. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote Prialt, which could negatively impact Prialt sales.
Failure to maintain or increase prescriptions and revenue from sales of our products, including Erwinaze, Defitelio and Prialt, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our products, and we cannot assure you that price adjustments will not negatively affect our sales volumes. In addition, sales of Erwinaze may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. The market price of our ordinary shares may decline if the sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
In addition, if we fail to obtain approvals for certain of our products in new indications or formulations, we will be unable to commercialize our products in new indications or formulations, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We acquired Defitelio/defibrotide as a result of the Gentium Acquisition. In October 2013, the European Commission, or EC, granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation, or HSCT, therapy. We commenced the launch of Defitelio in Europe beginning in Germany and Austria in March 2014, in Italy (with reimbursement under Law 648/96) in April 2014 and in the United Kingdom in early May 2014. We expect to launch in additional European countries on a rolling basis during 2014 and 2015, subject to receipt of pricing and reimbursement approvals as described below. Any delay in the planned timing of the launch of Defitelio in additional countries would negatively affect anticipated revenue from Defitelio in 2014 and could negatively affect our growth prospects.
We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are awaiting pricing and reimbursement guidelines. If we experience delays and unforeseen difficulties in obtaining pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Defitelio in 2014 and our growth prospects could be negatively affected. We have developed estimates of anticipated pricing, which are based on our research and understanding of the product and target market. However, due to efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for Defitelio, particularly in light of the budget crises faced by a number of countries in Europe, which would negatively impact anticipated revenue from Defitelio. While we have launched Defitelio in Italy under Law 648/96, which provides reimbursement for Defitelio by the Italian National Health System until final pricing and reimbursement approval is obtained, we cannot predict the timing for final approval or actual terms of commercial pricing and reimbursement we may receive in Italy. In addition, until 2008, Gentium sold forms of defibrotide in Italy to treat vascular disease with risk of thrombosis at a price that was substantially lower than the anticipated commercial price for Defitelio. Although our current pricing and reimbursement discussion relates to an unrelated indication, regulators in Italy may use the price of the past sales of defibrotide by Gentium as a reference price for Defitelio, which may make it more difficult for us to justify our requested higher commercial price, which would also negatively impact anticipated revenue from Defitelio in Italy.
Furthermore, after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio would be negatively affected.
Due to the recent commercial launch of Defitelio in Europe and the limited amount of historical sales data, which has been limited to sales from named patient programs, our Defitelio sales will be difficult to predict from period to period, particularly since we may experience delays and unforeseen difficulties in obtaining pricing and reimbursement approvals in additional countries. As a result, you should not rely on Defitelio sales results in any period as being indicative of future performance. In addition, if sales of Defitelio do not reach the levels we expect, our anticipated revenue from Defitelio would be negatively affected which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Defitelio was authorized under “exceptional circumstances” because it was not possible to obtain complete information about the product due to the rarity of the disease and because ethical considerations prevented conducting a study directly comparing Defitelio with a placebo. A marketing authorization granted under exceptional circumstances is subject to approval conditions and an annual reassessment of the risk-benefit balance by the European Medicines Agency, or EMA. As such, if we fail to meet the approval condition for Defitelio, which requires that we set up a patient registry to investigate the long term safety, health outcomes and patterns of utilization of Defitelio during normal use, or if it is determined that the balance of risks and benefits of using Defitelio changes materially, the EMA could vary, suspend or withdraw the marketing authorization for Defitelio. This could negatively impact our anticipated revenue from Defitelio and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Under a license and supply agreement, Gentium has licensed to Sigma-Tau Pharmaceuticals, Inc. the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. A prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. We recently met with the FDA to discuss issues related to the possible submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy. Based on this meeting, we believe that it may be possible to submit an NDA without the need for data from an additional clinical trial. We are continuing to address the FDA’s comments and questions and plan to have additional discussions with the FDA during 2014 prior to finalizing our strategy for seeking approval of defibrotide in the United States. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD. We cannot know when, if ever, defibrotide will be approved in the United States or in any other country or under what circumstances, and what, if any, additional clinical or other development activities will be required in order to potentially obtain such regulatory approval and the cost associated with such required activities, if any. If we fail to obtain approval for defibrotide in other countries or for new indications, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
The Marketing Authorization Application, or MAA, Gentium initially filed with the EMA in 2011 sought approval for defibrotide for the treatment and prevention of VOD in adults and children. The approval Gentium received from the EC in October 2013 was for the narrower indication of treatment of severe VOD in adults and children undergoing HSCT therapy. The scope of any future approvals we receive may negatively affect defibrotide’s growth prospects.
While we have limited revenue from sales of defibrotide on a named patient basis, we cannot predict whether historical revenues from named patient programs will continue or whether we will be able to continue to distribute defibrotide on a named patient basis.*
Defibrotide is currently available in approximately 40 countries on a named patient basis and is being distributed to patients diagnosed with VOD in the United States through an expanded access program pursuant to a treatment investigational new drug application, or IND, protocol. In certain European countries, reimbursement for products that have not yet received marketing authorization is provided through national named patient or compassionate use programs. Such reimbursement may cease to be available if authorization for named patient or compassionate use programs expires or is terminated. While Gentium has generated and we continue to generate revenue from the distribution of defibrotide through named patient programs, we cannot predict whether historical revenues from these programs will continue, whether we will be able to continue to distribute defibrotide on a named patient basis in these countries, whether the rolling launch of Defitelio in Europe will proceed as planned, or whether commercial revenues will exceed revenues historically generated from sales on a named patient basis. Any failure to maintain revenues from sales of defibrotide on a named patient basis and/or to generate revenues from commercial sales of Defitelio exceeding historical defibrotide sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We believe that we are currently the sole worldwide producer of the defibrotide drug compound, and we conduct all of our manufacturing operations for the defibrotide drug compound in a single facility located in Villa Guardia, near Como, Italy. This facility could be damaged by fire, flood, earthquake, power loss, telecommunication and information system failure, terrorism or similar events. Any of these events could cause a delay or interruption in manufacturing and potentially a supply shortage of defibrotide, which could negatively impact our anticipated revenues. In addition, we have contracted with Patheon UK Limited, or Patheon, to process the defibrotide compound into its finished form at Patheon’s manufacturing facility in Italy. Patheon is currently the sole processor of finished Defitelio. If Patheon does not or is not able to perform these services for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our product launch and anticipated revenues and potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need. We have initiated work with Fresenius Kabi Austria GmbH, or Fresenius Kabi, to conduct a technology transfer of our manufacturing process for the finished form of Defitelio to their manufacturing site in Austria. Subject to a successful technology transfer, including manufacture of process validation batches, and receipt of all necessary regulatory approvals, we intend to qualify Fresenius Kabi as a second source of Defitelio. The process of technology transfer is complicated, and Fresenius Kabi may not be able to successfully obtain regulatory approval to produce Defitelio commercially, which could negatively impact our anticipated revenues if Patheon for any reason does not or cannot provide us with sufficient quantities of finished product to meet our clinical and commercial needs.
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
For FazaClo HD, FazaClo LD and VersaclozTM (clozapine) oral suspension, we have single sources of supply for both the active pharmaceutical ingredient and finished product, and should it become necessary to change suppliers, the process could take two years or longer.
In order to commence our planned Phase 3 clinical program for JZP-110, we need to have sufficient quantities of clinical product manufactured. We have selected a supplier for JZP-110 and plan to work with the supplier to transfer the manufacturing methods to start production of JZP-110 as early as practicable. In addition, we rely on Concert Pharmaceuticals, Inc. to transfer its manufacturing methods to us and our contract manufacturers to produce sufficient quantity of JZP-386 required for our planned first study in humans. While we believe that we will be able to obtain sufficient supplies of JZP-110 and JZP-386 before the commencement of the applicable planned clinical trials, there can be no assurance that our suppliers will be able to produce sufficient clinical supplies of JZP-110 or JZP-386 in a timely manner or at all. Any delay in receiving sufficient supplies of JZP-110 or JZP-386 for our planned studies could negatively impact our development programs.
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

In addition, the FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products. If there are delays in qualifying new manufacturers or facilities or a new manufacturer is unable to obtain a sufficient quota from the DEA, if required, or to otherwise meet FDA or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, particularly since we do not have secondary sources for supply and manufacture of the active pharmaceutical ingredients for our products or backup manufacturers for our finished products.
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
In January 2014, we closed the Gentium Acquisition in connection with which, pursuant to a tender offer, we acquired approximately 98% of the outstanding voting securities of Gentium for an aggregate acquisition cost of approximately $976.3 million, comprising cash payments of $993.4 million offset by proceeds from the exercise of Gentium share options of $17.1 million. The Gentium Acquisition creates numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with our transition activities and integration efforts, which include:

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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we or our shareholders expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, Italy and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 815 in April 2014. This includes employees in fourteen countries in North America and Europe, a European commercial presence, and a complex distribution network for products in Europe and additional territories. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

•	the increased complexity and costs inherent in managing international operations;

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	country-specific tax, labor and employment laws and regulations;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions and any changes to them;

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
Failure to effectively manage these risks could have a material adverse effect on our business. For example, although the EC granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe VOD in adults and children undergoing HSCT therapy in October 2013, before launching Defitelio in certain European countries, country-specific pricing and reimbursement approvals must be obtained.  We commenced the launch of Defitelio in Europe beginning in Germany and Austria in March 2014, in Italy (with reimbursement under Law 648/96) in April 2014 and in the United Kingdom in early May 2014. We expect to launch Defitelio in additional European countries on a rolling basis during 2014 and 2015 and are engaged in pricing and reimbursement submissions as applicable in preparation for planned launches in additional European countries. If we experience delays or unforeseen difficulties in obtaining pricing and reimbursement for Defitelio in any of these countries, the planned timing of the launch of Defitelio in additional countries would be delayed and our anticipated revenue from Defitelio in 2014 would be negatively affected, which could negatively affect our growth prospects.
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
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB. Similarly, negative publicity resulting from our recent receipt of a Form FDA 483 or other related regulatory actions could adversely affect sales of our products.
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases of our products and publicity regarding price increases of any products distributed by other pharmaceutical companies could negatively affect market acceptance of our products.
Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
We have made significant investments into expanding our product development pipeline and expect to substantially increase our research and development organization to pursue targeted development activities in 2014 and beyond. Significant clinical, development and financial resources will be required to progress product candidates to obtain necessary regulatory approvals and to develop them into commercially viable products. We have a number of product candidates under development, including JZP-110 and JZP-386 in the sleep area and JZP-416 (formerly known as Asparec) and LeukotacTM (inolimomab) in the hematology and oncology area. As a condition to regulatory approval, each drug product candidate must undergo extensive and expensive clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. Clinical testing can take many years to complete and failure can occur any time during the clinical trial process. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment from that product candidate.
Our development pipeline projects include not only new product candidates, but also projects involving line extensions for existing products and the generation of additional clinical data for existing products. Specifically, in the hematology and oncology therapeutic area, we have ongoing projects involving Erwinaze and are evaluating potential development of defibrotide in indications in addition to the treatment of severe VOD in adults and children undergoing HSCT therapy. In the sleep therapeutic area, we have worked with the FDA and several leading specialists to design a clinical study to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem and plan to open clinical sites for this study in the second half of 2014. Our development efforts may not be successful, and any adverse events or other information generated during the course of our studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency, which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
Although Defitelio has been approved in Europe, a prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. We recently met with the FDA to discuss issues related to the possible submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy. Based on this meeting, we believe that it may be possible to submit an NDA without the need for data from an additional clinical trial. We are continuing to address the FDA’s comments and questions and plan to have additional discussions with the FDA during 2014 prior to finalizing our strategy for seeking approval of defibrotide in the United States. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD. We cannot know when, if ever, defibrotide will be approved in the United States and/or other countries or under what circumstances, and what, if any, additional clinical or other development activities will be required in order to potentially obtain regulatory approval in the United States and/or other countries and the cost associated with any such activities. These development efforts may not be successful, which could adversely affect our potential future revenue from defibrotide and our growth prospects.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. In addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or the equivalent in jurisdictions outside of the United States may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials.
We are currently undertaking a Phase 1 clinical trial of JZP-416 in Europe. Under our license agreement with Alizé Pharma II, or Alizé, under which we obtained rights to develop and commercialize JZP-416, we are subject to contractual obligations to meet certain development milestones within the applicable timeframes provided under the license agreement. Our ability to meet some of these milestones is uncertain, and depends upon a number of factors, including our ability to obtain clinical material, to recruit study centers with appropriate expertise and patient populations and to develop a clinical program meeting the development requirements of both the FDA and European regulatory authorities in a timely fashion. If our development activities are delayed and we fail to meet our licensing obligations to Alizé, we may lose our rights to develop and commercialize JZP-416. We have reviewed our development plans with the FDA and are working with investigators to initiate our first study of JZP-416 in children by the end of 2014.

In June 2013, the FDA granted Fast Track designation to the investigation of JZP-416 for ALL. Defibrotide has also been granted Fast Track designation by the FDA to treat severe VOD. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite new drug candidate review. Although we have obtained Fast Track designation from the FDA for JZP-416 and defibrotide, receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures, and Fast Track designation may be withdrawn by the FDA at any time. In addition, Fast Track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that either JZP-416 or defibrotide will receive any regulatory approvals.
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
In 2012 we added Erwinaze, as well as other smaller products in the oncology supportive care market, to our product portfolio. We are further expanding our hematology and oncology product offering with the launch of Defitelio in Europe on a rolling basis during 2014 and 2015. We compete with a significant number of pharmaceutical and life sciences companies with extensive sales, marketing and promotional experience in the oncology and oncology supportive care markets, and our failure to compete effectively in this area could negatively affect our sales of Erwinaze, Defitelio and other products.
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the United States by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. See the risk factor in this Item 1A entitled “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.”
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent the adverse effect of such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.
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
The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. Although Xyrem is covered by patents covering its formulation, distribution system and method of use, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or excessive daytime sleepiness in narcolepsy. If one or more companies receive FDA approval of an ANDA for generic versions of Xyrem or an NDA for other sodium oxybate products, it is possible that such company or companies could introduce generic versions of Xyrem or other sodium oxybate products before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch competition to Xyrem at risk of potentially being held liable for damages for patent infringement.
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
In April 2014, we became aware of the completion of a “first in man” clinical trial by a company using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. This company has stated its intent to submit an NDA referencing Xyrem to the FDA by the end of 2016. See the risk factor in this Item 1A entitled “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.”
Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA, our licensor and whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr (one of the three generic manufacturers) and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and granting an affiliate of Teva a license of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicenses for FazaClo LD commenced in July 2012; the sublicense for FazaClo HD will commence in May 2015 or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV certification notice from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012, which is having a negative impact on our sales of FazaClo LD and, to some extent, FazaClo HD and is expected to continue to do so.
The two formulation patents covering FazaClo HD and FazaClo LD that we license from CIMA were under reexamination by the U.S. Patent and Trademark Office, or the USPTO, and both of the reexamination proceedings proceeded to appeal at the USPTO. The ANDA lawsuits with the other two generic manufacturers had been stayed pending the outcome of these reexamination proceedings. In September 2013 and January 2014, reexamination certificates were issued for the two patents, with the claims of the patents confirmed. The court lifted the stay of litigation in the remaining two ANDA lawsuits in March 2014. We cannot predict the timing or outcome of the patent litigation, or the impact on the entry of additional generic competitors for FazaClo HD or FazaClo LD.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed and prosecuted and may also affect patent litigation, including proceedings involving post-issuance patent review procedures before the Patent Trial and Appeal Board, or PTAB, within the USPTO. The final substantive provisions of the Leahy-Smith Act, including the first to file system, became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. For example, Erwinaze has no patent protection, and we rely on trade secrets and other unpatented proprietary information to protect our commercial position, which we may be unable to do. Another method of protection is regulatory exclusivity. Erwinaze, as a biologic product approved under a BLA, is subject to the U.S. Biologics Price Competition and Innovation Act, or the BPCIA. The BPCIA establishes a period of twelve years of data exclusivity for reference products in order to preserve incentives for future innovation, protecting data included by the applicant in a BLA by prohibiting others from gaining FDA approval based in part on reliance on, or reference to, the data in the BLA during a twelve-year period. The FDA is in the process of implementing the BPCIA and has not established final guidelines for administering the review and approval of applications for data exclusivity. Although we expect that Erwinaze would receive data exclusivity in the United States through 2023 under the BPCIA, we cannot provide assurance that it will receive this exclusivity. While Erwinaze has orphan drug marketing exclusivity for a seven-year period from its FDA approval in the United States until November 2018, and is expected to receive data exclusivity in the United States through 2023 under the BPCIA, it is possible that a potential competitor might obtain earlier approval from the FDA based upon an approval application that does not rely on or refer to data in our BLA for Erwinaze. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinaze has lapsed. This also means that any new marketing authorizations for Erwinaze in other EU member states will not receive any regulatory data protection. If a biosimilar product to Erwinaze is approved in the future in the United States or in other countries where it is sold, a significant percentage of the prescriptions written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, although there are patent applications for JZP-416 pending in the United States and many other countries, it is not yet covered by any U.S. patents. JZP-416 was granted orphan drug designation in Europe and the United States subject to certain conditions. If we fail to obtain orphan drug marketing exclusivity and/or data exclusivity, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to JZP-416, including protection by one or more issued patents, JZP-416 would be subject to competition from a biosimilar product, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. Under the Leahy-Smith Act, a third party may also have the option to challenge the validity of certain patents with the PTAB. These lawsuits and proceedings are expensive and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a court will decide that these patents are not valid or infringed, or the PTAB will decide that certain patents are not valid, and that we do not have the right to stop the other party from using the patented subject matter. There is also the risk that, even if the validity of these patents is upheld and infringement of these patents found, the court will refuse to stop the other party on the grounds that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against the generic manufacturers who delivered Paragraph IV certifications to us with respect to Xyrem, FazaClo HD and FazaClo LD. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. We cannot assure you that these, or other lawsuits or proceedings we may file or defend in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.
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
We own patents that cover the formulation and method of use covering the administration for Xyrem, as well as method of use patents and trade secrets that cover elements of the Xyrem deemed REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. We have not reached agreement with the FDA on certain significant terms of our REMS for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, make the REMS more consistent with the FDA’s current practices for REMS documents.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS. Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We expect to receive the FDA’s response to our initial dispute resolution submission in the second quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. See the risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
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
The research, testing, manufacturing, labeling, advertising and promotion, distributing and exporting of pharmaceutical products are subject to extensive regulation, and regulations differ from country to country. Approval in one jurisdiction does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. For example, we are not permitted to market our product candidates in the United States or in the EU member states until we receive approval from the FDA, the EC, or the competent authorities of the EU member states, respectively, generally of an NDA, a BLA or a marketing authorization application. The application must contain information demonstrating the quality, safety and efficacy of the medicinal product, including data from the preclinical and clinical trials, information pertaining to the preparation and manufacture of the drug or biologic, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and information concerning the stability of the medicinal product. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receiving approval for narrower conditions of use than sought, can have a negative impact on our financial performance.
If the FDA, the EC or the competent authorities of the EU member states determine that a REMS or the imposition of post-marketing obligations is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or to propose post-marketing obligations to be included in the marketing authorization for our products in the EU. We may also be required to include a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide information to consumers about the drug’s risks and benefits. For example, the FDA requires a REMS for Xyrem, discussed in detail under the risk factor “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” above, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
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
In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Healthcare Reform Act. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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
Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014. In 2012, the Centers for Medicare and Medicaid Services, or CMS, issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is expected to release the final regulations in 2014.
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
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.*
Oversight by FDA and Equivalent Non-U.S. Regulatory Authorities
We are subject to significant ongoing regulatory obligations with respect to our marketed products, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, research, testing, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, recordkeeping, importing and exporting of our products are, and any of our product candidates that may be approved by the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities will be, subject to extensive and ongoing regulatory requirements. These requirements apply both to us and to third parties we contract with to perform services and supply us with products. Failure by us or any of our third party partners, including suppliers, manufacturers, distributors and our respective central pharmacies for Xyrem and for Prialt, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, withdrawal, suspension or variation of product approval, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall, withdrawal or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions; suspension of licenses, civil penalties and/or criminal prosecution, any of which could have a significant impact on our sales, business and financial condition.
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection recently conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 adverse drug experiences, or ADEs, reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We have responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we plan to implement to address the observations in the Form FDA 483. In light of the fact that we have previously received observations relating to adverse drug experience reporting, we do not know whether the FDA will take further action, including the issuance of a warning letter as a follow-up to its inspection, or require us to take further action, with respect to the matters covered in the Form FDA 483. Such actions may be costly or time consuming and/or negatively affect the commercial success of Xyrem and our other products. In addition, we cannot assure you that we will be able to adequately address the matters raised by the FDA in the Form FDA 483 or otherwise, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities in Europe or other countries where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. Under regulations in the EU related to pharmacovigilance, or the assessment and monitoring of the safety of drugs, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
We have not obtained marketing authorizations and/or may not currently have updated the marketing authorization approval dossiers for Erwinaze and several other medicinal products in every international market in which those products are being sold. For example, in some EU member states where we do not have a marketing authorization, Erwinaze is being provided to patients on the basis of government-approved named patient programs or temporary use authorizations. In certain of these countries, reimbursement is provided for unauthorized products provided through national named patient or compassionate use programs. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or are terminated. While we believe we have satisfied the regulations regarding our communications and medical affairs activities in those countries, if any such country’s regulatory authorities determine that we are promoting Erwinaze without a marketing authorization in place, we could be found to be in violation of pharmaceutical advertising law or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. In addition, we have provided, and expect to continue to provide, patients access to defibrotide in countries where it is not commercially available through continuation of an expanded access program in the United States and on a named patient basis elsewhere. See the discussion regarding sales of defibrotide through named patient programs in the risk factor in this Item 1A entitled “While we have limited revenue from sales of defibrotide on a named patient basis, we cannot predict whether historical revenues from named patient programs will continue or whether we will be able to continue to distribute defibrotide on a named patient basis.”
For a patient to be prescribed Prialt, the patient must have a surgically implanted infusion pump. One of the two pumps the FDA has approved for use with Prialt is Medtronic Inc.’s SynchroMed® II Drug Infusion System. Any regulatory action involving the pump or delivery of Prialt via the pump could materially adversely impact sales of Prialt.
In addition, certain of our products are currently marketed as medical devices in individual EU member states. If a competent authority in the EU were to determine that the products concerned are incorrectly classified as a medical device, we may be required to cease marketing or distribution of our products, or to recall or withdraw the products from the EU market. We may also be subject to other administrative and enforcement measures, including significant fines or penalties.
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
The FDA, the competent authorities of the EU member states and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, a predecessor company to Jazz Pharmaceuticals, Inc. was investigated for off-label promotion of Xyrem, and, while Jazz Pharmaceuticals, Inc. was not prosecuted, as part of the settlement Jazz Pharmaceuticals, Inc. entered into a corporate integrity agreement with the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, which extended through mid-2012. The investigation resulted in significant fines and penalties, which Jazz Pharmaceuticals, Inc. has paid, and the corporate integrity agreement required us to maintain a comprehensive compliance program. For all of our products, it is important that we maintain a comprehensive compliance program. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the Department of Justice, the FTC, the U.S. Department of Commerce, the OIG and other regulatory bodies, as well as governmental authorities in those non-U.S. countries in which we commercialize our products. In addition to the FDCA, other federal, state and non-U.S. statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers, manufacturers and distributors and the central pharmacy for Xyrem, are subject to many of the same requirements.
These requirements include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem. In addition to quota requirements, the DEA imposes various registration, importing, exporting, recordkeeping and reporting requirements, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. The states also impose similar requirements for handling controlled substances. The United States and the EU member states are parties to the Convention on Psychotropic Substances (1971), or the 1971 Convention. In October 2012, the World Health Organization sent a recommendation to the United Nations Commission on Narcotic Drugs, or the CND, to reschedule GHB, under the 1971 Convention from its current Schedule IV status to Schedule II status. In March 2013, the CND voted to reschedule GHB from Schedule IV to Schedule II under the 1971 Convention. While the DEA imposes its own scheduling requirements in the United States under the CSA, the United States is obligated as a signatory to the 1971 Convention to ensure that drug scheduling in the United States is consistent with its obligations under the international treaties. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, the international rescheduling of GHB means that Xyrem and/or sodium oxybate may be subject to more restrictive registration, recordkeeping, reporting, importing, exporting and other requirements in the EU and certain other countries than the restrictions currently in place. In the United States, under DEA regulations, the Xyrem finished product is currently classified as a Schedule III controlled substance, with sodium oxybate, classified as a Schedule I controlled substance. Although the HHS, has taken the position in the past that the United States would not be required to alter the domestic control of GHB should it be rescheduled to Schedule II under the 1971 Convention, we cannot guarantee that international rescheduling of GHB from Schedule IV to Schedule II will not impact restrictions on Xyrem in the United States. Failure by us or any of our partners, including suppliers, manufacturers and distributors, to comply with such requirements could result in, among other things, additional operating costs to us, delays in shipments outside or into the United States and adverse regulatory actions.
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
In addition, the Physician Payment Sunshine provisions of the Healthcare Reform Act require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. In February 2013, CMS issued a final rule implementing the Physician Payment Sunshine provisions which provided that manufacturers begin tracking payment data on August 1, 2013. Reporting of the payment data is occurring in two phases, with aggregated data to be submitted to CMS by March 31, 2014 and transactional data to be submitted before August 1, 2014.  This data is expected to become public on or around October 1, 2014.  It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us.
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Other states have considered similar proposals in recent years. Non-U.S. governments often have similar regulations which we also will be subject to in those countries where we market and sell products.
In the EU, the advertising and promotion of our products are subject to EU member states’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the U.K. Bribery Act of 2010, or the UK Bribery Act. As further discussed below, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.
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
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the UK Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits giving, offering, or promising bribes to any person, including non-UK government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies which carry on a business or part of a business in the UK may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the UK Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures, and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Moreover, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, that are not considered by the EC to provide an adequate level of data protection. There are also similar data transfer restrictions in Switzerland. However, there are a number of legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, including, among others, a voluntary U.S. - EU Safe Harbor Framework, a voluntary U.S. - Switzerland Safe Harbor Framework and the EU’s set of standard form contractual clauses for the transfer of personal data outside of EEA. Our U.S. subsidiary, Jazz Pharmaceuticals, Inc., has certified compliance with the U.S. - EU Safe Harbor Framework through the U.S. Department of Commerce. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration. The EU Data Protection Regulation is expected to introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft EU Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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
We manufacture certain active pharmaceutical ingredients, including the defibrotide drug substance, at our manufacturing facilities in Italy. In addition, we have engaged a third party manufacturer to process defibrotide into the finished product at its Italian manufacturing plant. Our manufacturing facilities and those of our third party manufacturer are subject to continuing regulation by the Italian Health Authority and other Italian regulatory authorities with respect to the manufacturing of active pharmaceutical ingredients, including the defibrotide drug substance or its finished form. These facilities are also subject to inspection and regulation by the EMA with respect to the manufacturing of the defibrotide drug substance and its finished form. Also, part of the process to obtain approval for defibrotide is to pass a pre-approval inspection by the EMA, Italian Health Authority and the FDA to ensure that these facilities are in compliance with cGMP. Following initial approval, if any, these authorities will continue to inspect our manufacturing facilities and those of our third party manufacturer, in some cases, unannounced, to confirm ongoing compliance with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures, and we and our third party manufacturers will need to ensure that all of our processes, methods and equipment are compliant with cGMP. These authorities may deny approval to manufacture our products, require us to stop manufacturing our products, deny approval to the sale of our products or suspend the sale of our products, if they determine that either our facilities or our third party manufacturer’s facility in Italy does not meet the standards of compliance required under applicable regulations.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Such data previously have not been submitted for our two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection).  We have been engaged in interactions with CMS and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  For ProstaScint, we plan to begin making any required reports when CMS provides guidance on this requirement and reporting methodology, which is currently expected in 2014. We sold Quadramet to a third party in December 2013, but have retained any liabilities related to sales of the product during prior periods. In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet.  We are currently unable to predict whether price reporting and rebates will be required for ProstaScint and Quadramet and if so, for what period they will be required. We are currently unable to reasonably estimate an amount or range of a potential contingent loss related to the payment of rebates for Quadramet or ProstaScint. Any material liability resulting from radiopharmaceutical price reporting and rebates would negatively impact our financial results.
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
In September 2010, CMS and the OIG indicated that they intend to pursue more aggressively those companies who fail to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies - the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard - at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average non-federal average manufacturer price, or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
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
Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.*
In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. In many countries, price approvals must be obtained before products can be placed on the market or submitted for reimbursement. Third party payors, including government payors, decide which drugs can be reimbursed and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. Even with such studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide and maintain price approvals, coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part. In addition, third party payors’ reimbursement practices may affect the price levels for our products or the availability of reimbursement for our products, including Xyrem and Defitelio. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the United States or elsewhere were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. This risk is particularly significant with respect to Xyrem in the United States and to Defitelio in Europe, in part due to payor sensitivity to the price of these products. Our business could also be harmed if the Medicaid program, Medicare program or other reimbursing bodies or payors limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate.
In addition, third party payors draw on diagnostic criteria to establish reimbursement guidelines. Meaningful changes to the diagnostic criteria for narcolepsy are included in the fifth edition of the Diagnostic and Statistical Manual of Mental Disorders (DSM-5) published in May 2013, and the third edition of International Classification of Sleep Disorders (ICSD-3) published in February 2014. As a result, third party payors may make changes to the coverage and reimbursement for our products, which may have a negative impact on revenues from our products, including Xyrem and Defitelio.
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are awaiting pricing and reimbursement guidelines. If we experience delays and unforeseen difficulties in obtaining pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Defitelio in 2014 and our growth prospects could be negatively affected. See the discussion regarding the launch of Defitelio in the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”

We cannot predict actions third party payors may take, or whether they will limit the price approvals, coverage and level of reimbursement for our products or refuse to provide and maintain any approvals or coverage at all. For example, because some of our products compete in a market with both branded and generic products, obtaining and maintaining price approvals and reimbursement coverage by government and private payors may be more challenging than for new chemical entities for which no therapeutic alternatives exist. Additionally, in many countries, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain institutional services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a healthcare facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our products used in the inpatient setting, there may not be sufficient reimbursement under the MS-DRG to fully cover the cost of our products.  We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to effectively commercialize our products.
Third party payors frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to some third party payors in relation to our products. We expect increasing pressure to offer larger discounts or discounts to a greater number of third party payors to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary. A number of third party payors also require prior authorization for, require reauthorization for continuation of, or even refuse to provide, reimbursement for our products, including Xyrem and Defitelio, and others may do so in the future.  Patients who cannot meet the conditions of prior authorizations are often prevented from obtaining the prescribed medication, because they cannot afford to pay for the medication without reimbursement.  If we are unsuccessful in maintaining reimbursement for our products at acceptable levels, or if reimbursement for our products by third party payors is subject to overly restrictive prior authorizations, our business will be harmed. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and harm our results of operations.
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
Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has made draft National Average Drug Acquisition Cost, or NADAC, and draft National Average Drug Acquisition Cost, or NARP, data publicly available on at least a monthly basis. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover products appropriately under our DoD pricing agreements, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the Federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
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
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240. The Bipartisan Budget Act of 2013, Pub. L. No. 113-67, extended the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014, Pub. L. No. 113-93, extended the 2% reduction, on average, to 2024. If Congress does not take action in the future to modify these sequestrations, Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment provisions, as described below, could have a similar effect. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of March 31, 2014, we had approximately $1.2 billion in secured debt outstanding, which was primarily incurred pursuant to a credit agreement that we entered into in June 2012 and subsequently amended in June 2013 and in January 2014, which is referred to in this report as our credit agreement. Our debt may:

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
Our credit agreement currently provides for $904.4 million of term loans due in June 2018 and a $425.0 million revolving credit facility, with loans under such revolving credit facility due in June 2017, subject to early mandatory repayments under certain circumstances. The credit agreement contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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
The scope of our business and operations has grown substantially since the beginning of 2012 through the combination of Azur Pharma and Jazz Pharmaceuticals, Inc. in a merger transaction closed on January 18, 2012, or the Azur Merger, our acquisition of EUSA Pharma Inc. in June 2012 and the Gentium Acquisition. To continue to grow our business over the longer-term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
We have significant intangible assets and goodwill. Consequently, the potential impairment of our intangible assets and goodwill may significantly impact our profitability.*
As of March 31, 2014, we had recorded $2.5 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of May 1, 2014, we had 59,391,915 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.
In addition, we have in the past and may in the future grant rights to some of our shareholders that require us to register the resale of our ordinary shares on behalf of these shareholders and/or facilitate offerings of ordinary shares held by these shareholders, including in connection with potential future acquisitions of additional products, product candidates, or companies. For example, consistent with our obligations under existing registration rights agreements, we entered into underwriting agreements with certain underwriters and selling shareholders pursuant to which selling shareholders sold an aggregate of approximately 13 million ordinary shares in two separate registered public offerings in March 2012 and in March 2013. If potential future holders of registration rights, by exercising their registration rights or otherwise, sell a large number of shares, the sale could adversely affect the market price of our ordinary shares. We have also filed registration statements to register the sale of our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and intend to file additional registration statements to register any shares automatically added each year to the share reserves under these plans.
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

Item 5.  Other Information.
As previously reported, Matthew Young was appointed as our Chief Financial Officer effective as of March 9, 2014. In connection with Mr. Young’s appointment and promotion, on April 30, 2014, the Compensation Committee of our Board of Directors approved an increase in Mr. Young’s 2014 base salary, effective as of March 9, 2014, to $415,000 per year.

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

2.6†
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
4.2
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

10.1
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

10.2
Amendment No. 2, dated as of January 23, 2014, to the Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Financing I Limited and Jazz Pharmaceuticals Ireland Limited, as borrowers, Jazz Pharmaceuticals Public Limited Company, as guarantor, the Lenders thereto and Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender (incorporated herein by reference to Exhibit 10.32 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2013, as filed with the SEC on February 25, 2014).

10.3+	Offer Letter from Jazz Pharmaceuticals to Matthew Young.
10.4+	Jazz Pharmaceuticals plc 2014 Executive Officer Compensation Arrangements.
10.5+
Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2014) (incorporated herein by reference to Exhibit 10.24D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2013, as filed with the SEC on February 25, 2014).

10.6+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved May 1, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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
Date: May 8, 2014

Jazz Pharmaceuticals Public Limited Company (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
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

2.6†
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
4.2
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

10.1
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

10.2
Amendment No. 2, dated as of January 23, 2014, to the Credit Agreement, dated as of June 12, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Financing I Limited and Jazz Pharmaceuticals Ireland Limited, as borrowers, Jazz Pharmaceuticals Public Limited Company, as guarantor, the Lenders thereto and Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender (incorporated herein by reference to Exhibit 10.32 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2013, as filed with the SEC on February 25, 2014).

10.3+	Offer Letter from Jazz Pharmaceuticals to Matthew Young.
10.4+	Jazz Pharmaceuticals plc 2014 Executive Officer Compensation Arrangements.
10.5+
Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2014) (incorporated herein by reference to Exhibit 10.24D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2013, as filed with the SEC on February 25, 2014).

10.6+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved May 1, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.