Form 10-Q
period 2014-06-30
Jazz Pharmaceuticals plc
filed 2014-08-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2014, 60,221,128 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

We own or have rights to various copyrights, trademarks, and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xyrem Success Program®, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, FazaClo® (clozapine, USP), Versacloz® (clozapine) oral suspension, LeukotacTM (inolimomab) and ProstaScint® (capromab pendetide). This report also includes trademarks, service marks, and trade names of other companies.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$268,255	$636,504
Accounts receivable, net of allowances	160,775	124,805
Inventories	33,098	28,669
Prepaid expenses	28,447	7,183
Deferred tax assets, net	35,869	33,613
Other current assets	18,468	33,843
Total current assets	544,912	864,617
Property and equipment, net	38,462	14,246
Intangible assets, net	1,680,004	812,396
Goodwill	760,314	450,456
Deferred tax assets, net, non-current	96,495	74,597
Deferred financing costs	24,427	14,605
Other non-current assets	11,135	7,304
Total assets	$3,155,749	$2,238,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,555	$21,005
Accrued liabilities	142,843	119,718
Current portion of long-term debt	9,473	5,572
Income taxes payable	5,500	336
Contingent consideration	—	50,000
Deferred tax liability, net	6,259	6,259
Deferred revenue	1,138	1,138
Total current liabilities	197,768	204,028
Deferred revenue, non-current	5,148	5,718
Long-term debt, less current portion	1,186,960	544,404
Deferred tax liability, net, non-current	456,611	168,497
Other non-current liabilities	29,175	20,040
Commitments and contingencies (Note 8)
Shareholders’ equity:
Jazz Pharmaceuticals plc shareholders' equity
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,273,159	1,220,317
Accumulated other comprehensive income	59,946	56,153
Retained earnings (accumulated deficit)	(53,946)	18,532
Total Jazz Pharmaceuticals plc shareholders’ equity	1,279,691	1,295,534
Noncontrolling interests	396	—
Total shareholders’ equity	1,280,087	1,295,534
Total liabilities and shareholders’ equity	$3,155,749	$2,238,221
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$289,100	$206,564	$534,086	$401,216
Royalties and contract revenues	2,130	1,688	4,063	3,273
Total revenues	291,230	208,252	538,149	404,489
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies and intangible asset impairment)	30,692	25,031	61,616	52,251
Selling, general and administrative	100,556	77,506	206,919	148,034
Research and development	20,090	9,250	38,199	15,997
Acquired in-process research and development	—	—	127,000	4,000
Intangible asset amortization	32,795	19,399	63,977	38,954
Intangible asset impairment	32,806	—	32,806	—
Total operating expenses	216,939	131,186	530,517	259,236
Income from operations	74,291	77,066	7,632	145,253
Interest expense, net	(11,429)	(7,142)	(21,505)	(14,541)
Foreign currency gain (loss)	74	(385)	197	(114)
Loss on extinguishment and modification of debt	—	(3,749)	—	(3,749)
Income (loss) before income tax provision	62,936	65,790	(13,676)	126,849
Income tax provision	19,350	23,605	36,377	41,239
Net income (loss)	43,586	42,185	(50,053)	85,610
Net loss attributable to noncontrolling interests, net of tax	(73)	—	(1,062)	—
Net income (loss) attributable to Jazz Pharmaceuticals plc	$43,659	$42,185	$(48,991)	$85,610

Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	$0.73	$0.72	$(0.83)	$1.46
Diluted	$0.70	$0.69	$(0.83)	$1.39
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	59,519	58,737	59,025	58,548
Diluted	62,378	61,568	59,025	61,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$43,586	$42,185	$(50,053)	$85,610
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,220)	8,614	3,796	(11,826)
Other comprehensive income (loss)	(11,220)	8,614	3,796	(11,826)
Total comprehensive income (loss)	32,366	50,799	(46,257)	73,784
Comprehensive loss attributable to noncontrolling interests, net of tax	(347)	—	(1,059)	—
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$32,713	$50,799	$(45,198)	$73,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$(50,053)	$85,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	63,977	38,954
Share-based compensation	32,367	20,263
Intangible asset impairment	32,806	—
Depreciation	3,169	1,170
Acquired in-process research and development	127,000	4,000
Loss on disposal of property and equipment	—	40
Excess tax benefit from share-based compensation	(792)	—
Acquisition accounting inventory fair value step-up adjustments	10,477	2,631
Change in fair value of contingent consideration	—	7,900
Deferred income taxes	(18,598)	(9,064)
Provision for losses on accounts receivable and inventory	1,925	1,236
Loss on extinguishment and modification of debt	—	3,749
Other non-cash transactions	2,907	3,251
Changes in assets and liabilities:
Accounts receivable	(21,889)	(39,015)
Inventories	(3,302)	(6,104)
Prepaid expenses and other current assets	936	(14,672)
Other long-term assets	(3,365)	(2,617)
Accounts payable	(31,555)	4,707
Accrued liabilities	(821)	(7,749)
Income taxes payable	5,454	(21,898)
Deferred revenue	(557)	(492)
Contingent consideration	(14,900)	—
Other non-current liabilities	8,461	6,709
Net cash provided by operating activities	143,647	78,609
Investing activities
Acquisitions, net of cash acquired	(828,676)	—
Acquisition of in-process research and development	(127,000)	(4,000)
Purchases of property and equipment	(14,660)	(4,710)
Acquisition of intangible assets	—	(1,300)
Net cash used in investing activities	(970,336)	(10,010)
Financing activities
Net proceeds from issuance of debt	636,355	553,425
Proceeds from employee equity incentive and purchase plans and exercise of warrants	31,642	15,463
Share repurchases	(23,487)	(53,578)
Acquisition of noncontrolling interests	(136,640)	—
Payment of contingent consideration	(35,100)	—
Payment of employee withholding taxes related to share-based awards	(10,551)	(1,597)
Excess tax benefit from share-based compensation	792	—
Repayment of long-term debt	(4,804)	(463,124)
Net cash provided by financing activities	458,207	50,589
Effect of exchange rates on cash and cash equivalents	233	(2,077)
Net increase (decrease) in cash and cash equivalents	(368,249)	117,111
Cash and cash equivalents, at beginning of period	636,504	387,196
Cash and cash equivalents, at end of period	$268,255	$504,307

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
On January 23, 2014, pursuant to a tender offer, we became the indirect majority shareholder of Gentium S.p.A., or Gentium, thereby acquiring control of Gentium on that date. In February 2014, we completed a subsequent offering period of the tender offer, resulting in total purchases pursuant to the tender offer of approximately 98% of the fully diluted voting securities of Gentium. In June 2014, we acquired a further 1.7% interest in Gentium for cash consideration of $17.5 million, resulting in an aggregate acquisition cost to us of $993.7 million, comprising cash payments of $1,010.8 million offset by proceeds from the exercise of Gentium share options of $17.1 million. Please see Note 2 for additional information regarding our acquisition of Gentium, which is referred to in this report as the Gentium Acquisition.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the annual consolidated financial statements and accompanying notes of Jazz Pharmaceuticals plc included in its Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations of the acquired Gentium business, along with the estimated fair values of the assets acquired and liabilities assumed in the transaction, have been included in our condensed consolidated financial statements since we acquired control of Gentium on January 23, 2014, which date we refer to in this report as the closing date of the Gentium Acquisition.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, for any other interim period or for any future period.
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
Reclassifications
Certain prior period amounts presented in these condensed consolidated financial statements and the accompanying footnotes have been reclassified to conform to current period presentation. Upfront license fees of $4.0 million, previously classified as research and development expense, have been reclassified to acquired in-process research and development, or IPR&D, in the condensed consolidated statements of operations and reclassified from operating activities to investing activities in the condensed consolidated statements of cash flows to conform to current period presentation. Inventories of $1.4 million previously classified as raw materials as of December 31, 2013 have been reclassified to work-in-process to conform to current period presentation.

Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem® (sodium oxybate) oral solution. In the three and six months ended June 30, 2014, net product sales of Xyrem were $191.4 million and $351.7 million, respectively, which represented 66.2% and 65.9% of total net product sales, respectively. Maintaining or increasing sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition, changed or increased regulatory restrictions, and continued acceptance of Xyrem as safe and effective by physicians and patients. Four abbreviated new drug applications, or ANDAs, have been filed with the U.S. Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem. We initiated lawsuits against all four third parties, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been scheduled in the lawsuit against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, we anticipate that trial on some of the patents in that case could occur as early as the first quarter of 2015. In addition, between late June and early August 2014, petitions for covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, we are continuing our efforts on various regulatory matters, including updating documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. We have not reached agreement with the FDA on certain significant terms of our risk evaluation and mitigation strategies, or REMS, documents for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014 and have submitted a request for further supervisory review to the next administrative level of the FDA. We expect to receive the FDA’s response to this further appeal in the third quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate), and we expect these interactions to continue among the parties and the new ANDA applicant. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared system REMS for Xyrem (sodium oxybate), licensing or sharing our REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license.
Sales of our second largest product, Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States, continue to grow. In the three and six months ended June 30, 2014, net product sales of Erwinaze/Erwinase were $47.9 million and $94.8 million, respectively, which represented 16.6% and 17.7% of total net product sales, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing research and development activities. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, as well as our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain the current sales level and continue to increase sales is our need to assure sufficient supply of Erwinaze on a timely basis. We have limited inventory of Erwinaze, and, during 2013, our supply of Erwinaze was nearly completely absorbed by demand for the product. In the past, we have experienced a disruption of supply of Erwinase in the European market due to manufacturing challenges, including shortages related to the failure of a batch to meet certain specifications in 2013, and we may experience similar or other manufacturing challenges in the future. If our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to increase the supply of Erwinaze over the longer term to address expected growing worldwide demand, our ability to increase sales of Erwinaze may be limited by our ability to obtain an increased supply of the product.
We have made a significant investment in Defitelio® (defibrotide). We added the product to our portfolio as a result of the Gentium Acquisition and recently secured worldwide rights to the product by acquiring rights to defibrotide in the Americas. Our ability to realize the anticipated benefits from this product is subject to a number of risks and uncertainties, including our ability to successfully commercialize Defitelio in Europe and to obtain marketing approval in other countries, including the United States. We commenced the launch of Defitelio in certain countries in Europe in March 2014 and expect to launch in additional European countries on a rolling basis during the remainder of 2014 and in 2015. A key challenge to our success in commercializing Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where we have not yet launched Defitelio, including in countries where pricing and reimbursement approvals are required for launch. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Defitelio in 2014 and our growth prospects in Europe could be negatively affected. Our anticipated revenue and growth prospects would also be negatively affected in the event that we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets. We are also engaged in activities related to the potential approval of defibrotide in the United States and are assessing the potential for approval in other countries and for development of defibrotide in indications in addition to the treatment of severe hepatic veno-occlusive disease, or VOD. While we believe that it may be possible to submit a new drug application, or NDA, for defibrotide for the treatment of severe VOD in patients undergoing hematopoietic stem cell transplantation, or HSCT, therapy without the need for data from an additional clinical trial, we may be unable to acquire and remediate key information required for the NDA data package in a timely manner and/or we may be required to conduct additional time-consuming and costly clinical trials in order to submit an NDA to the FDA or to otherwise obtain any regulatory approval of defibrotide in the United States. If we fail to obtain approval for defibrotide in the United States in a timely manner, in other countries or for new indications, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
In addition to risks related specifically to Xyrem, Erwinaze and Defitelio/defibrotide, we are subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting and enhancing our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies; the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the United States and worldwide, and in particular the need to maintain reimbursement for Xyrem in the United States; and the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals.  For example, in April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. In light of the fact that we have previously received observations relating to adverse drug experience reporting, we do not know whether the FDA will take further action, including the issuance of a warning letter as a follow-up to its inspection, or require us to take further action, with respect to the matters covered in the Form FDA 483.
Other risks and uncertainties related to our ability to execute on our strategy include: the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors; the risks associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses, including the acquired Gentium business, with our historic business, the increase in geographic dispersion among our centers of operation and taking on the operation of a manufacturing plant as a result of the Gentium Acquisition, and the risks that we may otherwise fail to realize the anticipated benefits (commercial or otherwise) from such acquisition transactions; the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials planned or anticipated to be conducted for our product candidates; the inherent uncertainty associated with the regulatory approval process, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects; our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased significantly as a result of, among other things, the Gentium Acquisition.
Business Acquisitions
Our consolidated financial statements include the results of operations of an acquired business from the date of acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that assets acquired, liabilities assumed and any noncontrolling interests in the acquired business be recognized at their estimated fair values as of the acquisition date, with limited exceptions, and that the fair value of acquired IPR&D be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the acquisition consideration over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings.
Acquired In-Process Research and Development
The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a finite-lived intangible asset, or discontinued, at which point the intangible asset will be written off. Development costs incurred after an acquisition are expensed as incurred.
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from two to 16 years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents and marketable securities. Our investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of U.S. states, agencies and municipalities and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities and issuers of investments to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2014, five customers accounted for 81% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 65% of gross accounts receivable, Idis Limited, which accounted for 8% of gross accounts receivable, and Accredo Health Group, Inc., or Accredo, which accounted for 5% of gross accounts receivable.  As of December 31, 2013, five customers accounted for 85% of gross accounts receivable, including Express Scripts, which accounted for 69% of gross accounts receivable, and Accredo, which accounted for 9% of gross accounts receivable.
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
Basic and diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to Jazz Pharmaceuticals plc	$43,659	$42,185	$(48,991)	$85,610
Denominator:
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - basic	59,519	58,737	59,025	58,548
Dilutive effect of employee equity incentive and purchase plans	2,293	1,414	—	1,456
Dilutive effect of warrants	566	1,417	—	1,537
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - diluted	62,378	61,568	59,025	61,541

Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	$0.73	$0.72	$(0.83)	$1.46
Diluted	$0.70	$0.69	$(0.83)	$1.39
Potentially dilutive ordinary shares from employee equity incentive and purchase plans and warrants were not included in the diluted net loss per ordinary share attributable to Jazz Pharmaceuticals plc for the six months ended June 30, 2014 because the inclusion of such shares would have an anti-dilutive effect.
Potentially dilutive ordinary shares from employee equity incentive and purchase plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options, the assumed vesting of outstanding restricted stock units, or RSUs, and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase ordinary shares and RSUs	1,088	2,839	5,526	2,596
Warrants to purchase ordinary shares	—	—	928	—
Ordinary shares under ESPP	—	—	137	—
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers”, or ASU No. 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective for us beginning January 1, 2017 and can be adopted on a full retrospective basis or on a modified retrospective basis. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. The impact of the adoption of this ASU on our results of operations, financial position, cash flows and disclosures will be based on our future disposal activity.

2. Business Combination and Asset Acquisitions
Gentium Acquisition
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
Upon payment for the properly tendered ordinary shares and ADSs on January 23, 2014, we became the indirect majority shareholder of Gentium and acquired control of Gentium. Following the expiration of the initial offering period, and in accordance with the terms of the Gentium tender offer agreement, we commenced a subsequent offering period to acquire all remaining untendered ordinary shares and ADSs. The subsequent offering period expired on February 20, 2014. In total, pursuant to the tender offer agreement, we purchased approximately 98% of Gentium’s fully diluted ordinary shares and ADSs. In June 2014, we acquired additional Gentium ordinary shares, representing a further 1.7% interest in Gentium, for cash consideration of $17.5 million. As of June 30, 2014, the aggregate acquisition cost of the Gentium ordinary shares and ADSs was $993.7 million, comprising cash payments of $1,010.8 million offset by proceeds from the exercise of Gentium share options of $17.1 million. $857.1 million of the acquisition consideration is attributable to the 12,244,156 Gentium ordinary shares and ADSs purchased on the closing date of the Gentium Acquisition, as well as 1,345,023 ADSs committed to tender in accordance with the guaranteed delivery procedures contemplated by the tender offer and options to acquire 1,666,608 ordinary shares of Gentium subject to support agreements requiring that such options be exercised and the underlying ordinary shares be tendered in a subsequent offering period. These ADSs and ordinary shares represented in the aggregate approximately 86% of the fully diluted number of ordinary shares and ADSs of Gentium.  The remaining $136.6 million of the acquisition cost is attributable to the acquisition of an additional 12% of the fully diluted Gentium ordinary shares and ADSs during the subsequent offering period of the tender offer and an additional 1.7% in June 2014, which are accounted for as an acquisition of noncontrolling interests.

We believe the Gentium Acquisition provides us with an opportunity to diversify our development and commercial portfolio and complement our clinical experience in hematology/oncology and our expertise in reaching targeted physicians who treat serious medical conditions.
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
During the six months ended June 30, 2014, we incurred $10.0 million in acquisition-related costs related to the Gentium Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. In addition, during the three and six months ended June 30, 2014, we incurred $3.3 million and $4.4 million, respectively, related to change in control obligations associated with the Gentium Acquisition. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The change in control obligations are included within accrued liabilities in the accompanying condensed consolidated balance sheets and are expected to be paid in the second half of 2014. During the three and six months ended June 30, 2014, our condensed consolidated statements of operations included revenues of $22.5 million and $35.9 million, respectively, and a net loss of $11.2 million and $29.1 million, respectively, from the acquired Gentium business, as measured from the closing date of the Gentium Acquisition.
The acquisition consideration (not including the acquisition cost of $119.2 million to acquire the 12% noncontrolling interests in the subsequent offering period of the tender offer and the acquisition cost of $17.5 million to acquire the 1.7% noncontrolling interests in June 2014) was comprised of (in thousands):

Cash consideration for shares acquired in initial tender offer period	$697,917
Liability for shares committed under guaranteed delivery procedures	76,666
Liability for options committed for exercise	82,503
Total acquisition consideration	$857,086
The fair values of assets acquired and liabilities assumed at the closing date of the Gentium Acquisition, as well as the fair value at the acquisition date of the noncontrolling interests in Gentium, are summarized below (in thousands):

Cash and cash equivalents	$28,410
Short-term deposit	5,418
Accounts receivable (1)	13,855
Inventories	13,525
Prepaid and other current assets	1,383
Intangible assets	960,350
Goodwill	308,642
Deferred tax assets	22,999
Property, plant and equipment	10,201
Other long-term assets	431
Accounts payable	(11,778)
Accrued expenses	(51,477)
Income taxes payable	(502)
Other long-term liabilities	(654)
Debt (current and long-term)	(2,351)
Deferred tax liabilities	(304,788)
Noncontrolling interests	(136,578)
Total acquisition consideration	$857,086
 ___________________

(1)	The estimated fair value of trade receivables acquired was $13.9 million and the gross contractual amount was $14.9 million, of which we expect that $1.0 million will be uncollectible.

The intangible assets as of the closing date of the Gentium Acquisition included (in thousands):

Finite-lived intangible assets:
Currently marketed product:
Defibrotide VOD (Non Americas)	$719,500
Manufacturing contracts	14,500
Tradename	350
Total finite-lived intangible assets	734,350
IPR&D:
Defibrotide VOD Prophylaxis	168,000
Defibrotide VOD (Americas)	58,000
Total IPR&D	226,000
Total intangible assets	$960,350
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
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents our combined historical results of operations with adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro forma periods as if the Gentium Acquisition had been completed on January 1, 2013. These adjustments include:

•
A (decrease)/increase in amortization expense related to the fair value of acquired identifiable intangible assets of $(0.1) million and $2.8 million for the three and six months ended June 30, 2014, respectively, and $12.3 million and $24.5 million for the three and six months ended June 30, 2013, respectively.

•	The exclusion of acquisition-related expenses of $40.7 million for the six months ended June 30, 2014.

•
An increase in interest expense of $1.4 million for the six months ended June 30, 2014, and $5.6 million and $11.2 million for the three and six months ended June 30, 2013, respectively, incurred on additional borrowings made to fund the Gentium Acquisition as if the borrowings had occurred on January 1, 2013.

•
The exclusion of other non-recurring expenses of $6.6 million and $39.5 million for the three and six months ended June 30, 2014, respectively, and the inclusion of $4.5 million and $17.3 million for the three and six months ended June 30, 2013, respectively, primarily related to Gentium transaction bonus costs, the fair value step-up to acquired inventory, costs of change in control obligations and share-based compensation incurred from the acceleration of stock option vesting upon the closing date of the Gentium Acquisition.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$291,230	$220,772	$541,452	$427,013
Net income (loss) attributable to Jazz Pharmaceuticals plc	$49,473	$22,953	$(28,204)	$37,088
Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - basic	$0.83	$0.39	$(0.48)	$0.63
Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - diluted	$0.79	$0.37	$(0.48)	$0.60
Acquisition of Rights to Defibrotide in the Americas
As a result of the Gentium Acquisition, we acquired defibrotide, which is marketed under the name Defitelio in Europe. In October 2013, the European Commission granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe VOD in adults and children undergoing HSCT therapy. In March 2014, we commenced the launch of Defitelio on a rolling, country-by-country, basis in Europe. At the time of the Gentium Acquisition, Gentium had licensed to Sigma Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. On July 1, 2014, we entered into a definitive agreement to acquire the rights to defibrotide in the Americas from Sigma-Tau, and we completed the transaction on August 4, 2014. Please see Note 14 for additional information regarding this transaction.
Acquisition of Rights to JZP-110 (formerly known as ADX-N05)
On January 13, 2014, we entered into a definitive agreement with Aerial BioPharma, LLC, or Aerial, under which we acquired certain assets related to JZP-110, a novel compound in clinical development for the treatment of excessive daytime sleepiness in patients with narcolepsy. Under the agreement, and in exchange for an upfront initial payment from us totaling $125.0 million, we acquired worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. Aerial and SK are eligible to receive milestone payments, in an aggregate amount of up $272.0 million, based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $125.0 million upfront payment was charged to acquired IPR&D expense in the six months ended June 30, 2014. The assignment of the JZP-110 rights from Aerial to Jazz triggered a milestone payment of $2.0 million to SK, which was also charged to acquired IPR&D expense in the six months ended June 30, 2014.

3. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$3,155	$3,506
Work in process	12,246	10,301
Finished goods	17,697	14,862
Total inventories	$33,098	$28,669
As of June 30, 2014, the step-up in the value of inventories acquired had been fully expensed. As of December 31, 2013, the fair value of inventories acquired included a step-up in the value of inventories of $0.2 million.

4. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash
Cash	$268,255	$—	$—	$268,255	$268,255

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$495,990	$—	$—	$495,990	$495,990
Time deposits	140,514	—	—	140,514	140,514
Totals	$636,504	$—	$—	$636,504	$636,504
Cash equivalents are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of operations.
The following table summarizes, by major security type, our available-for-sale securities and liabilities as of December 31, 2013 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2014		December 31, 2013
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities
Time deposits	$—	$—	$140,514	$140,514
Liabilities:
Contingent consideration	$—	$—	$50,000	$50,000

As of December 31, 2013, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. There were no transfers between the different levels of the fair value hierarchy in 2014 or in 2013.
As of June 30, 2014, the estimated fair value of the $899.9 million principal amount of our term loans was $901.0 million and the carrying amount was $894.3 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our new term loans (Level 2). For additional information related to our term loans, see Note 7. The fair value of the borrowings under the revolving credit facility and other borrowings approximates book value based on the borrowing rates currently available for variable rate loans (Level 2).

5. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Construction-in-progress	$18,041	$4,388
Computer software	8,476	7,960
Machinery and equipment	7,495	417
Leasehold improvements	6,753	4,587
Computer equipment	6,550	5,610
Furniture and fixtures	2,279	1,897
Land and buildings	1,686	—
Subtotal	51,280	24,859
Less accumulated depreciation and amortization	(12,818)	(10,613)
Property and equipment, net	$38,462	$14,246
Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Rebates and other sales deductions	$45,871	$38,772
Employee compensation and benefits	39,782	31,829
Sales returns reserve	17,214	21,110
Royalties	7,328	6,082
Accrued interest	6,174	4,150
Accrued construction-in-progress	3,298	450
Professional fees	3,209	5,225
Other	19,967	12,100
Total accrued liabilities	$142,843	$119,718

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2013	$450,456
Goodwill arising from the Gentium Acquisition	308,642
Foreign exchange	1,216
Balance at June 30, 2014	$760,314

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2014				December 31, 2013
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.3	$1,632,060	$(227,380)	$1,404,680	$957,089	$(179,225)	$777,864
Manufacturing contracts	3.6	14,612	(1,610)	13,002	—	—	—
Trademarks	0.5	2,953	(2,619)	334	2,600	(2,327)	273
Total finite-lived intangible assets		1,649,625	(231,609)	1,418,016	959,689	(181,552)	778,137
Acquired IPR&D assets		261,988	—	261,988	34,259	—	34,259
Total intangible assets		$1,911,613	$(231,609)	$1,680,004	$993,948	$(181,552)	$812,396
The increase in the gross carrying amount of intangible assets as of June 30, 2014 compared to December 31, 2013 reflects the acquisition of the Gentium intangible assets, as described in Note 2, and the positive impact of foreign currency exchange which is primarily due to the strengthening of the Euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
In the three and six months ended June 30, 2014, we recorded an impairment charge of $32.8 million on acquired developed technologies related to certain products acquired as part of our acquisition of EUSA Pharma Inc. in June 2012. We report sales of these products under "Other” products. The impairment charge resulted from the reorganization of our operations in Europe to focus on our hematology/oncology franchise following the Gentium Acquisition.  We determined the fair value of the acquired developed technologies using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis included future cash flow projections and a discount rate.
Based on finite-lived intangible assets recorded as of June 30, 2014, and assuming the underlying assets will not be further impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2014 (remainder)	$62,124
2015	119,472
2016	115,121
2017	115,030
2018	111,525
Thereafter	894,744
Total	$1,418,016

7. Long-Term Debt
The following table summarizes the carrying amount of our borrowings (in thousands):

	June 30, 2014	December 31, 2013
Term loan facility	$894,328	$549,976
Revolving credit facility	300,000	—
Other borrowings	2,105	—
Total debt	1,196,433	549,976
Less current portion	9,473	5,572
Total long-term debt	$1,186,960	$544,404
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
On January 23, 2014, we entered into a second amendment to the credit agreement to provide for (i) a tranche of incremental term loans in the aggregate principal amount of $350.0 million, (ii) a tranche of term loans to refinance the $554.4 million aggregate principal amount of term loans previously outstanding under the amended credit agreement, or the prior term loans, in their entirety, and (iii) a $425.0 million revolving credit facility that replaced the $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and $300.0 million of loans under the revolving credit facility, together with cash on hand, to purchase the Gentium ordinary shares and ADSs properly tendered and accepted for payment on the January 22, 2014 expiration of the initial tender offer period relating to the Gentium Acquisition. The January 2014 amendment also reduced the interest rate margins on the terms loans by 25 basis points.
The term loans under the current credit agreement mature on June 12, 2018 and the current revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on June 12, 2017.
The term loans under the current credit agreement, as amended in January 2014, bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.50% per annum (subject to a 1.75% prime rate floor). Borrowings under the current revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio.
The borrowers’ obligations under the current credit agreement and any hedging or cash management obligations entered into with a lender or an affiliate of a lender are guaranteed by us and certain of our subsidiaries and are secured by substantially all of our, the borrowers’ and the subsidiary guarantors’ assets.
We may make voluntary prepayments of principal at any time without payment of a premium. We are required to make mandatory prepayments of the term loans (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), (3) 50% of our excess cash flow as defined in the current credit agreement (subject to decrease to 25% if our secured leverage ratio is equal to or less than 2.25 to 1.00 and greater than 1.25 to 1.00 or 0% if our secured leverage ratio is equal to or less than 1.25 to 1.00), and (4) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).
Principal repayments of the term loans, which are due quarterly, began in March 2014 and are equal to 1.0% per annum of the original principal amount of $904.4 million with any remaining balance payable on the final maturity date.
The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement also contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of June 30, 2014, and are currently in compliance with this financial covenant.

The refinancing of the term loans involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing was to be accounted for as a debt extinguishment or modification, we considered whether the creditors remained the same or changed and whether the change in debt terms was substantial. The debt terms were considered substantially different if the present value of the cash flows of the new term loans was at least 10% different from the present value of the remaining cash flows of the original term loans, or the 10% Test. We performed a separate 10% Test for each individual creditor participating in the loan syndication. When there was a change in principal balance for individual creditors, in applying the 10% Test, we used the cash flows related to the lowest common principal balance, or the Net Method. Under the Net Method, any principal in excess of a creditor’s reinvested principal balance was treated as a new, separate debt issuance. The refinancing was accounted for as a modification as the change in debt terms was determined to not be substantial using the 10% Test.
Deferred financing costs of $21.7 million and an original issue discount of $6.1 million were associated with modified and new debt and will be amortized to interest expense using the interest method over the life of the term loans. As of June 30, 2014, the interest rate on the term loans was 3.25% and the effective interest rate was 4.1%.
As the borrowing capacity relating to each creditor under the current revolving credit facility was greater than that under the original revolving credit facility, deferred financing costs totaling $5.4 million were associated with the new arrangement and are being amortized to interest expense on a straight-line basis over the life of the facility. As of June 30, 2014, we had borrowed $300.0 million under the revolving credit facility and the interest rate on these borrowings at that date was 2.65%.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2014 (remainder)	$4,736
2015	9,475
2016	9,481
2017	309,487
2018	868,510
Thereafter	296
Total	$1,201,985

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2014 and December 31, 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at June 30, 2014 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2014 (remainder)	$5,414
2015	10,021
2016	7,292
2017	3,956
2018	910
Thereafter	174
Total	$27,767
As of June 30, 2014, we had $37.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s initial Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the U.S. District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s initial Paragraph IV Certification, but that stay has expired. Additional patents covering Xyrem have issued since the original suit against Roxane was filed, and cases involving some of these patents have been consolidated with the original action.
In December 2013, the District Court permitted Roxane to amend its answer in the consolidated case to allege additional equitable defenses, and the parties have been given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the lawsuit regarding certain patents covering the distribution system for Xyrem. Although no trial date for the case has been scheduled, based on the District Court’s current scheduling order, we anticipate that trial on the patents that are not subject to the court’s stay could occur as early as the first quarter of 2015. We do not have any estimate of a possible trial date for trial on the stayed patents. The actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order or than we currently anticipate, and we cannot predict the timing or outcome of events in this litigation.
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
On April 7, 2014, we received an additional Paragraph IV Certification from Amneal alleging that a tenth patent listed in the Orange Book for Xyrem in December 2013 is invalid. We filed suit against Amneal on this patent in the District Court on

May 20, 2014 and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Amneal.
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
On June 4, 2014, we received a Paragraph IV Certification notice from Ranbaxy Laboratories Limited, or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Ranbaxy’s Paragraph IV Certification alleged that eleven patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Ranbaxy’s proposed generic product. On June 6, 2014, we received an amended Paragraph IV Certification notice from Ranbaxy adding a twelfth patent listed in the Orange Book for Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court in response to Ranbaxy’s Paragraph IV Certification seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that would infringe our patents. We cannot predict the timing or outcome of events in this litigation.
Between late June and early August 2014, petitions for CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certification notices from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. Trial is currently set for the third quarter of 2015, but we cannot predict the timing or outcome of this litigation.
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
Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with the Gentium Acquisition.  The lawsuit, captioned Xavion Jyles, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al., names Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleges, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and ADSs at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. The lawsuit seeks, among other relief, class action status, rescission, and unspecified costs, attorneys’ fees and other expenses. We cannot predict the timing or outcome of this matter.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
We have not previously submitted pricing data for our two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection), for Medicaid and 340B programs.  We have been engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  For ProstaScint, we plan to begin making any required reports when CMS provides guidance on this requirement and reporting methodology, which is currently expected later in 2014.  We sold Quadramet to a third party in December 2013, but have retained any liabilities related to sales of the product during prior periods.  In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet.  We are currently unable to predict whether price reporting and rebates will be required for ProstaScint and Quadramet and, if so, for what period they will be required.  The initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet could result in retroactive 340B ceiling price liability for these two products as well as prospective 340B ceiling price obligations for ProstaScint. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2014	$1,295,534	$—	$1,295,534
Noncontrolling interests from the Gentium Acquisition		136,578	136,578
Acquisition of noncontrolling interests	(1,517)	(135,123)	(136,640)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans and warrant exercises	31,642	—	31,642
Employee withholding taxes related to share-based awards	(10,551)	—	(10,551)
Share-based compensation	32,476	—	32,476
Tax benefit from employee share options	792	—	792
Shares repurchased	(23,487)	—	(23,487)
Other comprehensive income	3,793	3	3,796
Net loss	(48,991)	(1,062)	(50,053)
Shareholders' equity at June 30, 2014	$1,279,691	$396	$1,280,087

Jazz Pharmaceuticals plc
Shareholders' equity at January 1, 2013	$1,121,292
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans and warrant exercises	15,463
Employee withholding taxes related to share-based awards	(1,597)
Share-based compensation	20,089
Tax benefit from employee share options	—
Shares repurchased	(53,578)
Other comprehensive income	(11,826)
Net income	85,610
Shareholders' equity at June 30, 2013	$1,175,453
 Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. In the three and six months ended June 30, 2014, we spent a total of $23.5 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $127.96 per share. All ordinary shares repurchased by the company were canceled. As of June 30, 2014, the remaining amount authorized under the share repurchase program was $40.1 million.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$56,153	$56,153
Other comprehensive income	3,793	3,793
Balance at June 30, 2014	$59,946	$59,946

During the six months ended June 30, 2014, other comprehensive income reflects foreign currency translation adjustments which are primarily due to the strengthening of the Euro against the U.S. dollar.

10. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative	$14,042	$9,539	$25,217	$16,544
Research and development	3,226	1,479	5,685	2,522
Cost of product sales	1,284	488	1,465	1,197
Total share-based compensation expense, pre-tax	18,552	11,506	32,367	20,263
Tax benefit from share-based compensation expense	(5,416)	(3,535)	(9,702)	(6,348)
Total share-based compensation expense, net of tax	$13,136	$7,971	$22,665	$13,915
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares underlying options granted (in thousands)	101	161	807	1,172
Grant date fair value	$53.26	$27.53	$61.85	$27.72
Black-Scholes option pricing model assumption information:
Volatility	45%	58%	46%	59%
Expected term (years)	4.3	4.4	4.3	4.4
Range of risk-free rates	1.3-1.4%	0.5-0.8%	1.1-1.4%	0.5-0.8%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RSUs granted (in thousands)	51	75	392	522
Grant date fair value	$141.36	$59.43	$162.48	$59.00
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is recognized as expense ratably over the vesting period of four years.
As of June 30, 2014, compensation cost not yet recognized related to unvested share options and RSUs was $78.4 million and $79.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.7 years, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Xyrem® (sodium oxybate) oral solution	$191,366	$133,742	$351,744	$251,268
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	47,869	44,860	94,789	86,676
Defitelio® (defibrotide)/defibrotide	20,244	—	32,453	—
Prialt® (ziconotide) intrathecal infusion	5,831	4,694	10,140	9,680
Psychiatry	11,732	11,764	21,598	29,414
Other	12,058	11,504	23,362	24,178
Product sales, net	289,100	206,564	534,086	401,216
Royalties and contract revenues	2,130	1,688	4,063	3,273
Total revenues	$291,230	$208,252	$538,149	$404,489
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$247,525	$191,274	$462,481	$368,185
Europe	30,687	13,074	55,030	27,436
All other	13,018	3,904	20,638	8,868
Total revenues	$291,230	$208,252	$538,149	$404,489
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Express Scripts	65%	64%	65%	62%
Accredo	13%	18%	14%	17%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	June 30, 2014	December 31, 2013
Ireland	$19,481	$5,799
Italy	10,043	—
United States	8,021	7,734
Other	917	713
Total long-lived assets	$38,462	$14,246

13. Income Taxes
Our income tax provision for the three and six months ended June 30, 2014 was $19.4 million and $36.4 million, respectively, compared to $23.6 million and $41.2 million for the same periods in 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 were 30.7% and 35.9%, respectively. After adjusting the loss before income tax provision for the six months ended June 30, 2014 by excluding an upfront license fee and milestone payment of $127.0 million for rights to JZP-110, the effective tax rate on the resulting income before income tax provision for the six months ended June 30, 2014 was 32.1%, compared to 32.5% for the same period in 2013. The decreases in the effective tax rates for the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily due to changes in income mix among the various jurisdictions in which we operate.  The effective tax rates for the three and six months ended June 30, 2014 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in Ireland, in the United States (both at the federal level and in various state jurisdictions) and in certain other foreign jurisdictions, all of which typically have three to four tax years open at any point in time. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2010, 2011 and 2012 and by the U.S. Internal Revenue Service for fiscal year 2010. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change within the next 12 months.

14. Subsequent Event
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. On July 1, 2014, we entered into a definitive agreement to acquire the rights to defibrotide in the Americas from Sigma-Tau. Pursuant to the agreement, upon the closing of the transaction on August 4, 2014, we paid Sigma-Tau an upfront payment of $75.0 million. This transaction is being accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $75.0 million upfront payment was charged to acquired IPR&D expense upon closing of the transaction. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. We funded the upfront payment with cash on hand.

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
We continue to focus on the execution of our strategy and have made significant progress in the first half of 2014. In the three and six months ended June 30, 2014, our total net product sales increased by 40% and 33%, respectively, compared to the same periods in 2013, primarily from sales of our lead marketed products, Xyrem® (sodium oxybate) oral solution and Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States. Sales of Xyrem increased 43% and 40% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Sales of Erwinaze/Erwinase increased 7% and 9% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. We expect total product sales will increase in 2014 over 2013 primarily due to growth in sales of Xyrem and Erwinaze and the addition of defibrotide, which is marketed under the name Defitelio® (defibrotide) in Europe, to our product portfolio.
We acquired Defitelio/defibrotide as a result of our acquisition of a controlling interest in Gentium S.p.A., or Gentium, which acquisition we refer to as the Gentium Acquisition. Our aggregate acquisition cost for the Gentium Acquisition to date is $993.7 million, comprising cash payments of $1,010.8 million offset by proceeds from the exercise of Gentium share options of $17.1 million.
In October 2013, the European Commission granted marketing authorization for Defitelio under exceptional circumstances for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation, or HSCT, therapy. We commenced the launch of Defitelio in Europe in March 2014, and as of July 2014, we had launched Defitelio in Germany, Austria, Italy (with reimbursement under Law 648/96) and the United Kingdom.  We are on track to launch Defitelio in several Nordic countries in August 2014.  We expect to launch Defitelio in additional European countries on a rolling basis during the remainder of 2014 and in 2015 and are engaged in pricing and reimbursement submissions as applicable in preparation for planned launches in additional European countries. We intend eventually to promote Defitelio in all European markets where it has marketing authorization. In addition, we expect to continue to provide patients access to defibrotide in countries where it is not commercially available through continuation of an expanded access program in the United States and on a named patient basis elsewhere.
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. On July 1, 2014, we entered into a definitive agreement to acquire the rights to defibrotide in the Americas from Sigma-Tau. Pursuant to the agreement, upon the closing of the transaction on August 4, 2014, we paid Sigma-Tau an upfront payment of $75.0 million. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the U.S. Food and Drug Administration, or FDA, of the first new drug application, or NDA, for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. We funded the upfront payment with cash on hand.

We have a portfolio of approved products that address medical needs in the following therapeutic areas:
Narcolepsy: Xyrem, the only product approved by the FDA for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in patients with narcolepsy;
Hematology/Oncology: Erwinaze, a treatment for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, and Defitelio, a product approved in Europe for the treatment of severe VOD in adults and children undergoing HSCT therapy;
Pain: Prialt® (ziconotide) intrathecal infusion, the only non-opioid intrathecal analgesic indicated for the management of severe chronic pain for patients who are intolerant of or refractory to other treatments; and
Psychiatry: A portfolio of products, including FazaClo® (clozapine, USP) HD and FazaClo LD orally disintegrating clozapine tablets and Versacloz® (clozapine) oral suspension, a product we launched in the United States in February 2014, each indicated for treatment-resistant schizophrenia and for reducing the risk of recurrent suicidal behavior in patients with schizophrenia or schizoaffective disorders.
We also commercialize a portfolio of other products, mostly in markets outside of the United States. These products are primarily in the oncology, critical care and oncology supportive care therapeutic areas.
We continue to make progress and investment in our expanded product development pipeline, which currently includes clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products. These projects are concentrated in our sleep and hematology/oncology therapeutic areas, where we believe we will be able to leverage our existing specialty commercial expertise and infrastructure, as well as our strong clinical, medical and commercial teams.
In the sleep area, we have ongoing and planned clinical studies for our product and product candidates.

•
JZP-110. JZP-110 is a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy. We also intend to pursue development of JZP-110 for EDS in patients with obstructive sleep apnea. We recently met with the FDA to discuss our development plans for JZP-110. Based on feedback from the FDA, we intend to conduct one additional preclinical study prior to commencing our Phase 3 clinical program in the first half of 2015, subject to the availability of clinical trial materials. In January 2014, we acquired from Aerial BioPharma LLC, or Aerial, the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights, with an upfront payment totaling $125.0 million.

•
JZP-386. JZP-386 is a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem. We have conducted preclinical research and development work on JZP-386 for potential use in patients with narcolepsy. We submitted an investigational medicinal product dossier, or IMPD, for JZP-386 in Europe at the end of 2013 and received approval of the IMPD in January 2014. In July 2014, we initiated our first study of JZP-386 in humans.

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

In the hematology/oncology area, we also have a number of ongoing and planned clinical studies.

•
Erwinaze. In the second quarter of 2014, we initiated a clinical trial to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase. In 2013, we also completed a pharmacokinetic clinical trial of the intravenous administration of Erwinaze in North America. Based on data collected in the study, which met the primary end point, we submitted an amendment to the Erwinaze biologic license application, or BLA, to the FDA to allow intravenous administration of Erwinaze. The FDA determined that the data should be submitted as a supplemental BLA, or sBLA. We have resubmitted the data as an sBLA, which was accepted for filing by the FDA in April 2014. The Prescription Drug User Fee Act, or PDUFA, date for an FDA decision on the sBLA is December 28, 2014.

•
JZP-416 (formerly known as Asparec). We are conducting a Phase 1 clinical trial in Europe of JZP-416 (pegcrisantaspase), the PEGylated recombinant Erwinia chrysanthemi L-asparaginase, being developed for the treatment of patients with ALL with E. coli asparaginase hypersensitivity. In June 2013, the FDA granted Fast Track designation to the investigation of JZP-416 for the treatment of ALL. We have reviewed our development plans with the FDA and are working with investigators to initiate our first study of JZP-416 in children by the end of 2014.

•
LeukotacTM (inolimomab). We are conducting a Phase 3 clinical trial in Europe of Leukotac, an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute GvHD. We completed enrollment for this study in March 2014 and expect to receive preliminary data before mid-2015.

We are also engaged in activities related to the potential approval of defibrotide in the United States. A prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. Based on a meeting with the FDA in April 2014 to discuss issues related to the possible submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy, we believe that it may be possible to submit an NDA without the need for data from an additional clinical trial. We are continuing to seek to address the FDA’s comments and questions and plan to have additional discussions with the FDA during 2014 prior to finalizing our strategy for seeking approval of defibrotide in the United States. If our additional FDA meetings are successful, we anticipate that we could submit an NDA to the FDA in the first half of 2015, depending on our ability to acquire and remediate key information in the data package, and assuming that we will not be required to complete any additional clinical trials prior to the submission. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD.
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
As of April 2, 2014, Gentium’s American Depositary Shares, or ADSs, had been delisted from The NASDAQ Stock Market, and Gentium had terminated the registration of its ordinary shares and ADSs under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and suspended its duty to file reports under the Exchange Act. Effective April 13, 2014, Gentium amended its deposit agreement with The Bank of New York Mellon, or the ADS depositary, decreasing the period that must elapse between the date of termination of the deposit agreement and the date on which the ADS depositary may sell the deposited Gentium ordinary shares. The amendment also provided for the ADS depositary to accept any offer by one of our subsidiaries to purchase those shares at a price of no less than $57.00 per ordinary share, unless the ADS depositary has received what it considers to be a superior bona fide offer from another party. Having received no superior bona fide offer, effective June 20, 2014, the ADS depositary sold to us all of the Gentium ordinary shares that had not been withdrawn by holders of ADSs (representing a 1.7% interest in Gentium) at a purchase price of $57.00 per share for total cash consideration of $17.5 million.
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
In 2013, we initiated purchases under a share repurchase program for up to $200 million of our ordinary shares. As of June 30, 2014, we had spent a total of $160.0 million, including commissions, to repurchase our ordinary shares under this program. For a more detailed discussion regarding our share repurchase program, see “Liquidity and Capital Resources” below.
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
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy in 2014. For example, while we now have a more diversified product portfolio than in the past, our financial results remain significantly influenced by sales of Xyrem, which accounted for 66.2% and 65.9% of our net product sales in the three and six months ended June 30, 2014, respectively, and 65.8% of our net product sales for the year ended December 31, 2013. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and develop product, service and safety improvements for patients. For example, in April 2014, we updated our Xyrem label in consultation with the FDA to include additional information for using Xyrem safely and effectively, specifically a recommendation to reduce the dose of Xyrem when used concomitantly with divalproex sodium, which is based on data from a drug interaction study we conducted. In July 2014, the U.S. Patent and Trademark Office, or USPTO, issued us a method of use patent relating to the safety information that was added to our Xyrem label. We have listed this new patent in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, there are four abbreviated new drug applications, or ANDAs, submitted to the FDA by third parties seeking to market generic versions of Xyrem. We initiated lawsuits against all four third parties, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been scheduled in the lawsuit against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, we anticipate that trial on some of the patents in that case could occur as early as the first quarter of 2015. In addition, between late June and early August 2014, petitions for covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the USPTO were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are continuing our efforts on various regulatory matters, including updating documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. We have not reached agreement with the FDA on certain significant terms of our risk evaluation and mitigation strategies, or REMS, documents for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014 and have submitted a request for further supervisory review to the next administrative level of the FDA. We expect to receive the FDA’s response to this further appeal in the third quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of it, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate), and we expect these interactions to continue among the parties and the new ANDA applicant. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared system REMS for Xyrem (sodium oxybate), licensing or sharing our REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license.
Sales of our second largest product, Erwinaze/Erwinase continue to grow. Sales of Erwinaze/Erwinase accounted for 16.6% and 17.7% of our net product sales in the three and six months ended June 30, 2014, respectively, and 20.1% of our net product sales for the year ended December 31, 2013. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing research and development activities. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, a key challenge to our ability to maintain the current sales level and continue to increase sales is our need to assure sufficient supply of Erwinaze on a timely basis. We have limited inventory of Erwinaze, and, during 2013, our supply of Erwinaze was nearly completely absorbed by demand for the product. In the past, we have experienced a disruption of supply of Erwinase in the European market due to manufacturing challenges, including shortages related to the failure of a batch to meet certain specifications in 2013, and we may experience similar or other manufacturing challenges in the future. If our continued efforts to avoid supply shortages are not successful, we could experience Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to increase the supply of Erwinaze over the longer term to address expected growing worldwide demand, our ability to increase sales of Erwinaze may be limited by our ability to obtain an increased supply of the product.
In furtherance of our growth strategy, we have made a significant investment in Defitelio. We added the product to our portfolio as a result of the Gentium Acquisition and recently secured worldwide rights to the product by acquiring rights to defibrotide in the Americas. Our ability to realize the anticipated benefits from this product is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, we may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. A key challenge to our success in commercializing Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where we have not yet launched Defitelio, including in countries where pricing and reimbursement approvals are required for launch. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Defitelio in 2014 and our growth prospects in Europe could be negatively affected. Our anticipated revenue and growth prospects would also be negatively affected in the event that we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets. We are also engaged in activities related to the potential approval of defibrotide in the United States and are assessing the potential for approval in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD. While we believe that it may be possible to submit an NDA for defibrotide without the need for data from an additional clinical trial, as discussed above, we may be unable to acquire and remediate key information in the data package in a timely manner and/or we may be required to conduct additional time-consuming and costly clinical trials in order to submit an NDA to the FDA or to otherwise obtain any regulatory approval of defibrotide in the United States. If we fail to obtain approval for defibrotide in the United States in a timely manner, in other countries or for new indications, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 adverse drug experiences, or ADEs, reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We have responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we plan to implement to address the observations in the Form FDA 483. We intend to demonstrate our compliance to the FDA’s satisfaction, but we do not know whether the FDA will take further action, or require us to take further action, with respect to the matters covered in the Form FDA 483.
The implementation of our strategy is also subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations. In addition to risks related to Xyrem, Erwinaze and Defitelio/defibrotide, other key challenges and risks that we face include risks and uncertainties related to:

•	the challenges of protecting and enhancing our intellectual property rights;

•
delays or problems in the supply or manufacture of our products, particularly because we maintain limited inventories of certain products, including products for which our supply demands are growing, and we are dependent on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies;

•
the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the United States and worldwide, and in particular the need to maintain reimbursement for Xyrem in the United States;

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

•
the risks associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses, including the acquired Gentium business, with our historic business, the increase in geographic dispersion among our centers of operation and taking on the operation of a manufacturing plant as a result of the Gentium Acquisition, and the risks that we may otherwise fail to realize the anticipated benefits (commercial or otherwise) from such acquisition transactions;

•
the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials planned or anticipated to be conducted for our product candidates;

•
the inherent uncertainty associated with the regulatory approval process, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects;

•	our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and

•
possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased significantly as a result of, among other things, the Gentium Acquisition.

All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents revenues and expenses for the three and six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2014 (1)	2013	(Decrease)	2014 (1)	2013	(Decrease)
Product sales, net	$289,100	$206,564	40%	$534,086	$401,216	33%
Royalties and contract revenues	2,130	1,688	26%	4,063	3,273	24%
Cost of product sales (excluding amortization of acquired developed technologies and intangible asset impairment)	30,692	25,031	23%	61,616	52,251	18%
Selling, general and administrative	100,556	77,506	30%	206,919	148,034	40%
Research and development	20,090	9,250	117%	38,199	15,997	139%
Acquired in-process research and development	—	—	—%	127,000	4,000	N/A(2)
Intangible asset amortization	32,795	19,399	69%	63,977	38,954	64%
Intangible asset impairment	32,806	—	N/A(2)	32,806	—	N/A(2)
Interest expense, net	11,429	7,142	60%	21,505	14,541	48%
Foreign currency (gain) loss	(74)	385	(119)%	(197)	114	(273)%
Loss on extinguishment and modification of debt	—	3,749	N/A(2)	—	3,749	N/A(2)
Income tax provision	19,350	23,605	(18)%	36,377	41,239	(12)%
Net loss attributable to noncontrolling interests, net of tax	73	—	N/A(2)	1,062	—	N/A(2)
_____________________________

(1)	Our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.

(2)	Comparison to prior period not meaningful.

Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three and six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Xyrem® (sodium oxybate) oral solution	$191,366	$133,742	43%	$351,744	$251,268	40%
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	47,869	44,860	7%	94,789	86,676	9%
Defitelio® (defibrotide)/defibrotide	20,244	—	N/A(1)	32,453	—	N/A(1)
Prialt® (ziconotide) intrathecal infusion	5,831	4,694	24%	10,140	9,680	5%
Psychiatry	11,732	11,764	—%	21,598	29,414	(27)%
Other	12,058	11,504	5%	23,362	24,178	(3%)
Product sales, net	289,100	206,564	40%	534,086	401,216	33%
Royalties and contract revenues	2,130	1,688	26%	4,063	3,273	24%
Total revenues	$291,230	$208,252	40%	$538,149	$404,489	33%
_____________________________

(1)	Comparison to prior period not meaningful since our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.
Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  Price increases were instituted in July 2013 and February 2014 based on market analyses. Xyrem product sales volume increased by 11% and 8% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The sales volume increase was driven by an increase in the average number of patients on Xyrem which includes both new patients and active patients who remained on Xyrem therapy. Erwinaze/Erwinase product sales increased in the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to increases in sales volume and to a lesser extent, a price increase instituted in January 2014. The sales volume increase was driven primarily by a growth in new treatment sites prescribing Erwinaze as well as existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase. Defitelio/defibrotide product sales in the three and six months ended June 30, 2014 beginning from the closing of the Gentium Acquisition on January 23, 2014, were $20.2 million and $32.5 million, respectively. On a pro forma basis, Defitelio/defibrotide product sales in the three and six months ended June 30, 2014 were $20.2 million and $35.4 million, respectively, compared with $10.1 million and $18.7 million, respectively, in the same periods in 2013. On a pro forma basis, Defitelio/defibrotide product sales increased in the three months ended June 30, 2014 compared to the same period in 2013 due to commercial pricing in launch territories together with volume increases of 50%. On a pro forma basis, Defitelio/defibrotide product sales increased in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to territory-specific price increases instituted in April 2013, commercial pricing in launch territories in the three months ended June 30, 2014 and volume increases of 13%. Until commencement of the commercial launch of Defitelio in Europe in March 2014, we provided, and continue to provide, access to defibrotide to patients in countries where it is not commercially available through continuation of an expanded access program in the United States and on a named patient basis elsewhere. We expect to see growth in sales of Defitelio/defibrotide in 2014 over 2013 as the roll out of the commercial launch continues in Europe. Prialt product sales increased in the three months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in sales volume. Prialt product sales in the six months ended June 30, 2014 were relatively consistent with the same period in 2013. Psychiatry product sales in the three months ended June 30, 2014 were in line with the same period in 2013. Psychiatry product sales decreased in the six months ended June 30, 2014 compared to the same period in 2013, primarily due to the launch of a generic version of Luvox CR in March 2013 and, to a lesser extent, the continued impact of the sale of the authorized generic product for FazaClo LD. We expect total product sales will increase in 2014 over 2013, primarily due to growth in sales of Xyrem and Erwinaze/Erwinase and the inclusion of product sales resulting from the Gentium Acquisition, partially offset by decreases in sales of certain other products.

Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to increased royalties in relation to our out-licensed products. We expect royalties and contract revenues in 2014 to be relatively consistent with 2013.

Cost of Product Sales
Cost of product sales increased by $5.7 million in the three months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in net sales. Cost of product sales increased by $9.4 million in the six months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in acquisition accounting inventory fair value step-up adjustments of $7.8 million and, to a lesser extent, due to an increase in net sales. Gross margin as a percentage of net product sales was 89.4% and 88.5% in the three and six months ended June 30, 2014, respectively, compared to 87.9% and 87.0% for the same periods in 2013. The increases in our gross margin percentage in both periods were primarily due to a change in product mix, in particular, the addition of Defitelio/defibrotide. We expect our gross margin percentage to increase slightly in 2014 compared to 2013, primarily driven by a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 by $23.1 million and $58.9 million, respectively, primarily due to increases in salary and benefit related expenses (including share-based compensation expense) of $11.7 million and $25.0 million, respectively, driven by increased headcount primarily due to our expanded business and the Gentium Acquisition, increases in sales and promotional expenses of $8.3 million and $13.1 million, respectively, increases in professional services expenses of $5.1 million and $10.6 million, respectively, and increases in transaction and integration expenses of $4.2 million and $20.9 million, respectively, partially offset by a $3.4 million and $7.9 million change in fair value of the contingent consideration recognized in the three and six months ended June 30, 2013, respectively. We expect that selling, general and administrative expenses will be higher in 2014 than in 2013 due to increased headcount to support our larger, global organization, an increase in sales and marketing, including direct marketing spend on key products, and the inclusion of expenses resulting from the Gentium Acquisition, including launch expenses for Defitelio.
Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses and other research and development costs. Clinical study and outside services costs relate primarily to clinical studies performed by clinical research organizations, materials and supplies and other third-party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of what development activities are important to our business and have a reasonable probability of success and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among projects in a manner that we believe will best support the future growth of our business.
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Clinical studies and outside services	$9,246	$3,727	$18,752	$5,234
Personnel expenses	8,249	4,869	15,965	9,339
Other	2,595	654	3,482	1,424
Total	$20,090	$9,250	$38,199	$15,997
Research and development expenses increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 by $10.8 million and $22.2 million, respectively. Clinical studies and outside services costs increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 by $5.5 million and $13.5 million, respectively, primarily due to an increase in costs incurred to develop sleep and hematology/oncology product candidates including, but not limited to, JZP-386, JZP-110 and JZP-416, as well as the addition of costs related to development programs for defibrotide. We also incurred increased costs related to the development of line extensions for existing products and the generation of additional clinical data. Personnel expenses increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 by $3.4 million and $6.6 million, respectively, due to an increase in headcount, primarily driven by the Gentium Acquisition.
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
Acquired In-Process Research and Development
In 2014, we acquired the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK retained rights, for an upfront payment of $125.0 million to Aerial. We also paid a $2.0 million milestone to SK which was triggered on assignment of the JZP-110 rights from Aerial to us. In 2013, we incurred $4.0 million in upfront license fees in connection with our licensing of JZP-386.
Intangible Asset Amortization
Intangible asset amortization increased by $13.4 million and $25.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the Gentium Acquisition. We acquired finite-lived intangible assets of $734.4 million in connection with the Gentium Acquisition that are expected to be amortized over their weighted-average useful economic lives of approximately 16 years. Amortization expense will be significantly higher in 2014 than in 2013, due to the inclusion of amortization expense of approximately $46 million related to the intangible assets we acquired in the Gentium Acquisition.
Intangible Asset Impairment
In the three and six months ended June 30, 2014, we recorded an impairment charge of $32.8 million on acquired developed technologies related to certain products acquired as part of the EUSA Acquisition. We report sales of these products under “Other” products. The impairment charge resulted from the reorganization of our operations in Europe to focus on our hematology/oncology franchise following the Gentium Acquisition.
Interest Expense, Net
Interest expense, net increased by $4.3 million and $7.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to a larger debt balance, partially offset by a decrease in interest rates associated with our long-term debt. In January 2014, in connection with the Gentium Acquisition, we incurred an additional $650.0 million in secured debt, comprising $350.0 million of incremental term loans and $300.0 million of loans under the revolving credit facility. As of June 30, 2014, $899.9 million principal amount was outstanding on our term loans and $300.0 million borrowings were outstanding under the revolving credit facility. As of June 30, 2014, the interest rate on the term loans was 3.25% and the interest rate on the revolving credit facility borrowings was 2.65%. Interest expense is expected to be higher in 2014 than in 2013 due to the increase in our debt balance.
Foreign Currency Gain (Loss)
In the three and six months ended June 30, 2014, the foreign currency gain related to the translation of foreign currency monetary assets and liabilities, including intercompany balances.
Loss on Extinguishment and Modification of Debt
In the three and six months ended June 30, 2013, we recorded a loss of $3.7 million in connection with a refinancing of term loans in June 2013, which was comprised of $2.7 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $1.0 million related to new third party fees associated with the modification of existing debt.

Income Tax Provision
Our income tax provision for the three and six months ended June 30, 2014 was $19.4 million and $36.4 million, respectively, compared to $23.6 million and $41.2 million for the same periods in 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 were 30.7% and 35.9%, respectively. After adjusting the loss before income tax provision for the six months ended June 30, 2014 by excluding an upfront license fee and milestone payment of $127.0 million for rights to JZP-110, the effective tax rate on the resulting income before income tax provision for the six months ended June 30, 2014 was 32.1%, compared to 32.5% for the same period in 2013. The decreases in the effective tax rates for the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily due to changes in income mix among the various jurisdictions in which we operate.  The effective tax rates for the three and six months ended June 30, 2014 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available, and various expenses not deductible for tax purposes. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Net Loss Attributable to Noncontrolling Interests, Net of Tax
Net loss attributable to noncontrolling interests, net of tax relates to the portion of the net loss of Gentium not attributable, directly or indirectly, to our ownership interest. The net loss attributable to noncontrolling interests, net of tax was $0.1 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

Non-GAAP Financial Measures
To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by the company. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. Because of the non-standardized definitions, the non-GAAP financial measures used in this report may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income measures attributable to Jazz Pharmaceuticals plc (and the related per share measures) exclude from GAAP net income (loss) attributable to Jazz Pharmaceuticals plc (and the related per share measures), as applicable, intangible asset amortization, share-based compensation expense, intangible asset impairment, acquisition accounting inventory fair value step-up adjustments, transaction and integration costs, restructuring charges, change in fair value of contingent consideration, upfront license fees and milestone payments, depreciation expense, loss on extinguishment and modification of debt and non-cash interest expense; adjust the income tax provision to the estimated amount of taxes payable in cash; and adjust for the amount attributable to noncontrolling interests.

Reconciliations of GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc	$43,659	$42,185	$(48,991)	$85,610
Intangible asset amortization	32,795	19,399	63,977	38,954
Share-based compensation expense	18,552	11,506	32,367	20,263
Intangible asset impairment	32,806	—	32,806	—
Acquisition accounting inventory fair value step-up adjustments	2,455	1,086	10,477	2,631
Transaction and integration costs	4,907	711	22,640	1,733
Restructuring charges	—	508	—	1,457
Change in fair value of contingent consideration	—	3,400	—	7,900
Upfront license fees and milestone payments	—	—	127,000	4,000
Depreciation	1,860	595	3,169	1,170
Loss on extinguishment and modification of debt	—	3,749	—	3,749
Non-cash interest expense	1,900	1,193	3,538	2,422
Income tax adjustments (1)	(10,900)	3,977	(16,844)	2,845
Adjustments for amount attributable to noncontrolling interests (2)	(244)	—	(1,502)	—
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc	$127,790	$88,309	$228,637	$172,734

GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share	$0.70	$0.69	$(0.83)	$1.39
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share	$2.05	$1.43	$3.66	$2.81
Shares used in computing GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,378	61,568	59,025	61,541
Shares used in computing non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,378	61,568	62,451	61,541
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(2)	The noncontrolling interests’ share of the above adjustments, as applicable.

Liquidity and Capital Resources
As of June 30, 2014, we had cash and cash equivalents of $268.3 million, borrowing availability under the revolving credit facility of $125.0 million and long-term debt of $1.2 billion which included $899.9 million aggregate principal amount of term loans, $300.0 million of borrowings under the revolving credit facility and other borrowings of $2.1 million. We generated cash flows from operations of $143.6 million during the six months ended June 30, 2014 and we expect to continue to generate positive cash flows from operations during 2014.
In January 2014, we amended our credit agreement to provide for $350.0 million of incremental term loans, a tranche of term loans that refinanced the approximately $554.4 million aggregate principal amount of term loans previously outstanding, and a $425.0 million revolving credit facility that replaced our $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and loans under the revolving credit facility, together with cash on hand, to purchase approximately 98% of the outstanding and fully diluted Gentium ordinary shares and ADSs pursuant to the tender offer. In June 2014, we acquired a further 1.7% interest in Gentium. Our aggregate acquisition cost for the Gentium Acquisition to date is $993.7 million, comprising cash payments of $1,010.8 million offset by proceeds from the exercise of Gentium share options of $17.1 million.
On July 1, 2014, we signed a definitive agreement to acquire rights to defibrotide in the United States and all other countries in the Americas from Sigma-Tau. Pursuant to the agreement, upon the closing of the transaction on August 4, 2014, we paid Sigma-Tau an upfront payment of $75.0 million. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. We funded the upfront payment with cash on hand.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or the expansion of our existing operations. For example, in February 2014, we announced that we had commenced construction of a manufacturing and development facility in Ireland, and we expect to invest approximately €45 to €50 million ($61 to $68 million) to build and open the facility. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies, to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under our current credit agreement could be required for certain financings.
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases depends on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the current credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. In the three and six months ended June 30, 2014, we spent a total of $23.5 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $127.96 per share. All ordinary shares repurchased were canceled. As of June 30, 2014, the remaining amount authorized under the share repurchase program was $40.1 million.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$143,647	$78,609
Net cash used in investing activities	(970,336)	(10,010)
Net cash provided by financing activities	458,207	50,589
Effect of foreign currency exchange rates on cash and cash equivalents	233	(2,077)
Net increase (decrease) in cash and cash equivalents	$(368,249)	$117,111
Net cash provided by operating activities of $143.6 million for the six months ended June 30, 2014 related to a net loss of $50.1 million, adjusted for an upfront license fee and milestone payment of $127.0 million in respect of our acquisition of rights to JZP-110 and non-cash items of $128.2 million primarily related to intangible asset amortization and impairment, share-based compensation expense and acquisition accounting inventory fair value step-up adjustments. This was partially offset by $61.5 million of net cash outflow related to changes in operating assets and liabilities which included a decrease of $31.6 million in our accounts payable primarily due to the payment of transaction costs arising from the Gentium Acquisition and $14.9 million in respect of the payment of the contingent consideration in connection with the EUSA Acquisition. Net cash provided by operating activities of $78.6 million for the six months ended June 30, 2013 related to net income of $85.6 million, adjusted for non-cash items of $74.1 million primarily related to intangible asset amortization and share-based compensation expense and an upfront payment of $4.0 million in respect of the acquisition of JZP-386. This was partially offset by $81.1 million of net cash outflow related to changes in operating assets and liabilities which included an increase in accounts receivable of $39.0 million primarily related to a pre-negotiated change in payment terms with a large customer in connection with the elimination of a prompt pay discount, as well as the impact of income tax payments.
Net cash used in investing activities for the six months ended June 30, 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and, to a lesser extent, purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2013 primarily related to purchases of property and equipment and the acquisition of JZP-386 and, to a lesser extent, purchases of intangible assets.
Net cash provided by financing activities for the six months ended June 30, 2014 primarily related to net proceeds of $636.4 million from our term loans and borrowings under our revolving credit facility, proceeds of $31.6 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by $136.6 million for the acquisition of noncontrolling interests in Gentium, $35.1 million in respect of the payment of the contingent consideration in connection with the EUSA Acquisition and $23.5 million used to repurchase our ordinary shares under our share repurchase program. Net cash provided by financing activities for the six months ended June 30, 2013 primarily related to net proceeds of $553.4 million from term loans and proceeds of $15.5 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by repayments totaling $463.1 million for the full principal amount outstanding under term loans and $53.6 million used to repurchase our ordinary shares under our share repurchase program.
Credit Agreement
As discussed above, we entered into a credit agreement in July 2012 in connection with the EUSA Acquisition, and we subsequently amended the credit agreement in July 2013 and January 2014. After giving effect to the January 2014 amendment, the current credit agreement provides for $904.4 million principal amount of term loans and a $425.0 million revolving credit facility. The term loans under the credit agreement have a June 12, 2018 maturity date and the borrowings under the revolving credit facility have a June 12, 2017 maturity date.
As a result of the June 2013 amendment, the interest rate margins on the term loans and the revolving loans were reduced by 150 basis points, and as a result of the January 2014 amendment, the interest rate margins on the terms loans were reduced by a further 25 basis points. The term loans under the current credit agreement bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.50% per annum (subject to a 1.75% prime rate floor). Borrowings under the current revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio.
As of June 30, 2014, the interest rates on the outstanding term loans was 3.25% and on our borrowings under the revolving credit facility was 2.65%.

Certain of our wholly-owned subsidiaries are borrowers under the credit agreement. The borrowers’ obligations under the credit agreement, and any hedging or cash management obligations entered into with a lender or an affiliate of a lender, are guaranteed by us and certain of our subsidiaries and are secured by substantially all of our, the borrowers’ and the guarantor subsidiaries’ assets.
We may make voluntary prepayments of principal at any time without payment of a premium. We are required to make mandatory prepayments of the term loans (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), (3) 50% of our excess cash flow as defined in the current credit agreement (subject to decrease to 25% if our secured leverage ratio is equal to or less than 2.25 to 1.00 and greater than 1.25 to 1.00 or 0% if our secured leverage ratio is equal to or less than 1.25 to 1.00), and (4) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).
Principal repayments of the term loans, which are due quarterly, began in March 2014 and are equal to 1.0% per annum of the original principal amount of $904.4 million with any remaining balance payable on the final maturity date.
Our credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement also contains a financial covenant that requires us and our restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of June 30, 2014, and are currently in compliance with this financial covenant.

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$901,985	$9,473	$18,962	$873,317	$233
Term and other loans - interest (2)	115,288	29,616	58,373	27,286	13
Revolving credit facility - principal	300,000	—	300,000	—	—
Revolving credit facility - interest (3)	23,801	8,059	15,742	—	—
Revolving credit facility - commitment fee (4)	1,872	634	1,238	—	—
Purchase obligations (5)	39,175	37,415	400	410	950
Operating lease obligations (6)	27,767	10,424	15,145	2,198	—
Total	$1,409,888	$95,621	$409,860	$903,211	$1,196
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. On January 13, 2014, we signed a definitive agreement with Aerial under which we acquired rights to JZP-110. Under the agreement, we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Under the agreement, Aerial received an upfront payment of $125.0 million and SK received a milestone payment of $2.0 million. Aerial and SK are eligible to receive milestone payments up to an aggregate of $270.0 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. On July 1, 2014, we entered into a definitive agreement to acquire rights to defibrotide in the United States and all other countries in the Americas from Sigma-Tau. Pursuant to the agreement, upon the closing of the transaction on August 4, 2014, we paid Sigma-Tau an upfront payment of $75.0 million. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $286.0 million, of which up to $120.0 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75.0 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)	The interest rate was 3.25% at June 30, 2014, which we used to estimate interest owed on the term loans outstanding on June 30, 2014 until the final maturity date in June 2018.
(3) The interest rate was 2.65% at June 30, 2014, which we used to estimate interest owed on the amount borrowed under the revolving credit facility as of June 30, 2014 until the final maturity date in June 2017.

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

Except as described below, during the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Interest Rate Risk. In January 2014, we entered into a second amendment to our credit agreement. After giving effect to the January 2014 amendment, the current credit agreement provides for $904.4 million principal amount of term loans and a $425.0 million revolving credit facility. We are exposed to risks associated with changes in interest rates in connection with our term loans and borrowings under our revolving credit facility. Our indebtedness under our term loans is subject to LIBOR or base rate floors of 0.75% and 1.75%, respectively. We have elected to have the terms loans and borrowings under the revolving credit facility bear interest based on LIBOR (as opposed to the prime lending rate). Currently LIBOR is below the floor of 0.75%, and therefore an increase in interest rates would only impact our net interest expense on our term loans to the extent LIBOR exceeds the floor. Based on indebtedness under our term loans of $899.9 million as of June 30, 2014, a 1.0% change in interest rates, above the LIBOR floor, would increase net interest expense on our term loans for the remainder of 2014 by approximately $4.6 million. Borrowings under our revolving credit facility are not subject to a LIBOR floor. Based on indebtedness under our revolving credit facility of $300.0 million as of June 30, 2014, a 1.0% change in interest rates would increase net interest expense on our borrowings under our revolving credit facility for the remainder of 2014 by approximately $1.5 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
Changes in Internal Control over Financial Reporting.  As discussed above, we acquired a controlling interest in Gentium on January 23, 2014.  The Gentium Acquisition was accounted for using the acquisition method of accounting.  The results of operations of the acquired Gentium business have been included in our consolidated results of operations since January 23, 2014, and we are currently in the process of evaluating and integrating Gentium’s historical internal controls over financial reporting with ours.
During the quarter ended June 30, 2014, other than continuing changes to our internal control process resulting from the Gentium Acquisition as discussed above, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem® (sodium oxybate) oral solution. Roxane’s initial Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the U.S. District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s initial Paragraph IV Certification, but that stay has expired. Additional patents covering Xyrem have issued since the original suit against Roxane was filed, and cases involving some of these patents have been consolidated with the original action.
In December 2013, the District Court permitted Roxane to amend its answer in the consolidated case to allege additional equitable defenses, and the parties have been given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the lawsuit regarding certain patents covering the distribution system for Xyrem. Although no trial date for the case has been scheduled, based on the District Court’s current scheduling order, we anticipate that trial on the patents that are not subject to the court’s stay could occur as early as the first quarter of 2015. We do not have any estimate of a possible trial date for trial on the stayed patents. The actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order or than we currently anticipate, and we cannot predict the timing or outcome of events in this litigation.
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
On April 7, 2014, we received an additional Paragraph IV Certification from Amneal alleging that a tenth patent listed in the Orange Book for Xyrem in December 2013 is invalid. We filed suit against Amneal on this patent in the District Court on May 20, 2014 and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Amneal.
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
On June 4, 2014, we received a Paragraph IV Certification notice from Ranbaxy Laboratories Limited, or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Ranbaxy’s Paragraph IV

Certification alleged that eleven patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Ranbaxy’s proposed generic product. On June 6, 2014, we received an amended Paragraph IV Certification notice from Ranbaxy adding a twelfth patent listed in the Orange Book for Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court in response to Ranbaxy’s Paragraph IV Certification seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that would infringe our patents. We cannot predict the timing or outcome of events in this litigation.
Between late June and early August 2014, petitions for covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certification notices from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. Trial is currently set for the third quarter of 2015, but we cannot predict the timing or outcome of this litigation.
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
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and accompanying notes.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 66.2% of our net product sales for the three months ended June 30, 2014 and 65.8% of our net product sales for the year ended December 31, 2013. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2011 to 2012 and from 2012 to 2013, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in August 2014, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, four third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or excessive daytime sleepiness in narcolepsy. If one or more companies receive FDA approval of an ANDA for generic versions of Xyrem or a new drug application, or NDA, for other sodium oxybate products, it is possible that such company or companies could introduce generic versions of Xyrem or other sodium oxybate products before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch competition to Xyrem at risk of potentially being held liable for damages for patent infringement.
In October 2010, December 2012, November 2013 and June 2014, we received a Paragraph IV Certification from each of Roxane, Amneal, Par and Ranbaxy, respectively, that each had filed an ANDA with the FDA requesting approval to market a generic version of Xyrem before the expiration of the Orange-Book-listed patents relating to Xyrem. We have sued all four ANDA filers seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the first quarter of 2015. However, the actual timing of events may be significantly earlier or later than contemplated by current scheduling orders, and we cannot predict the timing or outcome of events in this or the other ANDA litigation. In addition, between late June and early August 2014, petitions for CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. If Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the next risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
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
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quota from the DEA in order to manufacture both the active pharmaceutical ingredient and the finished product for a generic version of Xyrem. The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Through 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for the last three years, our supplier was allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In addition, our supplier was initially allocated only a portion of the quota it requested for 2013 to make the active pharmaceutical ingredient of Xyrem.  Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the quota it requested to make finished product.  As a result, in 2013, both our active pharmaceutical ingredient supplier and our finished product manufacturer had to request and justify increased quotas from the DEA. For 2014, both our active pharmaceutical ingredient supplier and finished product manufacturer have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, which we refer to as the Xyrem Risk Management Program. The Xyrem Risk Management Program, which includes parts of the Xyrem Success Program, was implemented at the time Xyrem was approved to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. Our Xyrem Risk Management Program includes a number of elements including patient and physician education, a database of information so that we may track and report certain information, and the use of a single central pharmacy to distribute Xyrem. Elements of the Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, are deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA. The Xyrem Risk Management Program, however, is not in the form that is now required for REMS documents. The FDAAA requires that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. We have not reached agreement with the FDA on certain significant terms of our REMS for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014 and have submitted a request for further supervisory review to the next administrative level of the FDA. We expect to receive the FDA’s response to this further appeal in the third quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
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
In the FDA’s December 2012 response denying a Citizen Petition that we filed in July 2012, the FDA stated that when an NDA holder has a deemed REMS, the FDA directs the ANDA applicant(s) to work with the NDA holder to create a single shared system to implement the ETASU that will be approved as a final REMS. More broadly, the FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and ANDA applicants to proceed concurrently with the FDA’s review of ANDA applications. The FDA has further stated that it typically monitors the progress of industry working groups attempting to develop shared REMS systems, and that it has acted to help ensure that sponsors were cooperating and that there were no obstacles to developing a single shared system. In January 2014, the FDA held an initial meeting with us and the then-current Xyrem ANDA applicants to facilitate the development of a single shared system REMS, and we expect these interactions to continue among the parties and the new ANDA applicant. We cannot predict the timing, outcome or impact on our business of discussions with the FDA and/or any ANDA applicant with respect to the potential creation of a single shared system REMS for Xyrem (sodium oxybate), including the impact of the ongoing process with respect to potential modifications to the Xyrem deemed REMS as discussed above, or the impact of any single shared system REMS on our ongoing litigation with each of the ANDA applicants. See the risk factor in this Item 1A entitled “We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.”
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
The Federal Trade Commission, or the FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC or others could claim that our REMS or other practices are being used in an anticompetitive manner. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Three of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future.
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
Currently, our Xyrem deemed REMS requires that all of the Xyrem sold in the United States must be dispensed and shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under our program is complex and includes multiple mandatory steps, such as the enrollment of the patient in the Xyrem Success Program and calls between the central pharmacy and the patient before each prescription of Xyrem is filled and sent to the patient. While we have an exclusive agreement with the central pharmacy for Xyrem, Express Scripts Specialty Distribution Services and its affiliate CuraScript, Inc., or ESSDS, through June 2015, if the central pharmacy does not fulfill its contractual obligations to us, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under our Xyrem Risk Management Program or any REMS that we are subject to in the future. Transitioning to a new pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 adverse drug experiences, or ADEs, reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We have responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we plan to implement to address the observations in the Form FDA 483. In light of the fact that we have previously received observations relating to adverse drug experience reporting, we do not know whether the FDA will take further action, including the issuance of a warning letter as a follow-up to its inspection, or require us to take further action, with respect to the matters covered in the Form FDA 483. Such actions may be costly or time consuming and/or negatively affect the commercial success of Xyrem and our other products. In addition, we cannot assure you that we will be able to adequately address the matters raised by the FDA in the Form FDA 483 or otherwise, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, as well as our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain the current sales level and continued growth in sales is our need to ensure sufficient supply of Erwinaze on a timely basis. See the discussion regarding Erwinaze supply issues in the risk factor in this Item 1A entitled “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
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
Failure to maintain or increase prescriptions and revenue from sales of our products, including Erwinaze and Defitelio, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our products, and we cannot assure you that price adjustments will not negatively affect our sales volumes. In addition, sales of Erwinaze may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. The market price of our ordinary shares may decline if the sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
In addition, if we fail to obtain approvals for certain of our products in new indications or formulations, we will be unable to commercialize our products in new indications or formulations, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We acquired Defitelio/defibrotide as a result of the Gentium Acquisition. In October 2013, the European Commission, or EC, granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation, or HSCT, therapy. We commenced the launch of Defitelio in Europe in March 2014, and as of July 2014, we had launched Defitelio in Germany, Austria, Italy (with reimbursement under Law 648/96) and the United Kingdom.  We expect to launch Defitelio in additional European countries on a rolling basis during the remainder of 2014 and in 2015, subject to receipt of pricing and reimbursement approvals as described below. Any delay in the planned timing of the launch of Defitelio in additional countries would negatively affect anticipated revenue from Defitelio in 2014 and could negatively affect our growth prospects in Europe.

We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where we have not yet launched Defitelio, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Defitelio in 2014 and our growth prospects in Europe could be negatively affected.
Our anticipated revenue and growth prospects would also be negatively affected in the event that we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets. We have developed estimates of anticipated pricing, which are based on our research and understanding of the product and target market. However, due to efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for Defitelio, particularly in light of the budget crises faced by a number of countries in Europe, which would negatively impact anticipated revenue from Defitelio. While we have launched Defitelio in Italy under Law 648/96, which provides reimbursement for Defitelio by the Italian National Health System until final pricing and reimbursement approval is obtained, we cannot predict the timing for final approval or actual terms of commercial pricing and reimbursement we may receive in Italy. In addition, until 2008, Gentium sold forms of defibrotide in Italy to treat vascular disease with risk of thrombosis at a price that was substantially lower than the anticipated commercial price for Defitelio. Although our current pricing and reimbursement discussion relates to an unrelated indication, regulators in Italy may use the price of the past sales of defibrotide by Gentium as a reference price for Defitelio, which may make it more difficult for us to justify our requested higher commercial price, which would also negatively impact anticipated revenue from Defitelio in Italy.
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
Due to the recent commercial launch of Defitelio in Europe and the limited amount of historical sales data, which has been limited to sales from named patient programs, our Defitelio sales will be difficult to predict from period to period, particularly since we may experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals in additional countries. As a result, you should not rely on Defitelio sales results in any period as being indicative of future performance. In addition, if sales of Defitelio do not reach the levels we expect, our anticipated revenue from Defitelio would be negatively affected which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Defitelio was authorized under “exceptional circumstances” because it was not possible to obtain complete information about the product due to the rarity of the disease and because ethical considerations prevented conducting a study directly comparing Defitelio with a placebo. A marketing authorization granted under exceptional circumstances is subject to approval conditions and an annual reassessment of the risk-benefit balance by the European Medicines Agency, or EMA. As such, if we fail to meet the approval condition for Defitelio, which requires that we set up a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, or if it is determined that the balance of risks and benefits of using Defitelio changes materially, the EMA could vary, suspend or withdraw the marketing authorization for Defitelio. This could negatively impact our anticipated revenue from Defitelio and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. On July 1, 2014, we entered into a definitive agreement to acquire the rights to defibrotide in the Americas from Sigma-Tau, and we completed the transaction on August 4, 2014. Defibrotide has been, and continues to be, distributed to patients diagnosed with VOD in the United States through an expanded access program pursuant to a treatment investigational new drug application, or IND, protocol. We are engaged in activities related to the potential approval of defibrotide in the United States. A prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. Based on a meeting with the FDA in April 2014 to discuss issues related to the possible submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy, we believe that it may be possible to submit an NDA without the need for data from an additional clinical trial. We are continuing to seek to address the FDA’s comments and questions and plan to have additional discussions with the FDA during 2014 prior to finalizing our strategy for seeking approval of defibrotide in the United States. Although we anticipate that, if our additional FDA meetings are successful, we could submit an NDA to the FDA in the first half of 2015, our ability to do so is subject to our ability to acquire and remediate key information in the data package and further assumes that we will not be required to complete any additional clinical trials prior to the submission. However, we may be unable to acquire and remediate key information in the data package in a timely manner and/or we may be required to conduct additional time-consuming and costly clinical trials in order to submit an NDA to the FDA or to otherwise obtain any regulatory approval of defibrotide in the United States.
We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD. We cannot know when, if ever, defibrotide will be approved in the United States or in any other country or under what circumstances, and what, if any, additional clinical or other development activities will be required in order to potentially obtain such regulatory approval and the cost associated with such required activities, if any. If we fail to obtain approval for defibrotide in the United States in a timely manner, in other countries or for new indications, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
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
While we have limited revenue from sales of defibrotide on a named patient basis, we cannot predict whether historical revenues from named patient programs will continue or whether we will be able to continue to distribute defibrotide on a named patient basis.*
Defibrotide is currently available in approximately 40 countries on a named patient basis. In certain European countries, reimbursement for products that have not yet received marketing authorization is provided through national named patient or compassionate use programs. Such reimbursement may cease to be available if authorization for named patient or compassionate use programs expires or is terminated. While Gentium had generated and we continue to generate revenue from the distribution of defibrotide through named patient programs, we cannot predict whether historical revenues from these programs will continue, whether we will be able to continue to distribute defibrotide on a named patient basis in these countries, whether the rolling launch of Defitelio in Europe will proceed as planned, or whether commercial revenues will exceed revenues historically generated from sales on a named patient basis. Any failure to maintain revenues from sales of defibrotide on a named patient basis and/or to generate revenues from commercial sales of Defitelio exceeding historical defibrotide sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredient and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. If we or any of our third party suppliers or manufacturers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, we may be unable to meet the commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
For FazaClo HD, FazaClo LD and Versacloz® (clozapine) oral suspension, we have single sources of supply for both the active pharmaceutical ingredient and finished product, and should it become necessary to change suppliers, the process could take two years or longer.
In order to commence our planned Phase 3 clinical program for JZP-110, we need to have sufficient quantities of clinical product manufactured. We are working with our new supplier for JZP-110 to transfer the manufacturing methods to start production of JZP-110 as early as practicable. In addition, we rely on Concert Pharmaceuticals, Inc. to transfer its manufacturing methods to us and our contract manufacturers to produce sufficient quantity of JZP-386 required for our planned studies. While we believe that we will be able to obtain sufficient supplies of JZP-110 and JZP-386 before the commencement of the applicable planned clinical trials, there can be no assurance that our suppliers will be able to produce sufficient clinical supplies of JZP-110 or JZP-386 in a timely manner or at all. Any delay in receiving sufficient supplies of JZP-110 or JZP-386 for our planned studies could negatively impact our development programs.
The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, our supplier of sodium oxybate, as well as our finished product manufacturer, must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and Xyrem manufacturer are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For example, in 2013, our supplier was initially allocated only a portion of the quota it requested to make the active pharmaceutical ingredient of Xyrem.  Similarly, our finished product manufacturer for Xyrem was initially allocated only a portion of the quota it requested to make finished product.  As a result, in 2013, both our active pharmaceutical ingredient supplier and our finished product manufacturer had to request and justify increased quotas from the DEA for 2013. For 2014, both our active pharmaceutical ingredient supplier and finished product manufacturer have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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

If any of these factors impairs our ability to integrate the acquired Gentium business successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage the acquired business successfully and in a timely manner, resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our ordinary shares and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we or our shareholders expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, Italy and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 830 in July 2014. This includes employees in fourteen countries in North America and Europe, a European commercial presence, and a complex distribution network for products in Europe and additional territories. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

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
In recent years, the global economy has been impacted by the effects of an ongoing global financial crisis, including the European sovereign debt crisis, which has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. In addition, we expect to continue to grow our product sales in Europe. Continuing worldwide economic instability, including challenges faced by the Eurozone and certain of the countries in Europe and the ongoing budgetary difficulties faced by a number of EU member states, including Greece and Spain, has led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal drug products, which could negatively impact our revenues and profitability.
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
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB. Similarly, negative publicity resulting from our receipt of a Form FDA 483 in April 2014 or other related regulatory actions could adversely affect sales of our products.
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases of our products and publicity regarding price increases of any products distributed by other pharmaceutical companies could negatively affect market acceptance of our products.

Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
We have made significant investments into expanding our product development pipeline and expect to substantially increase our research and development organization to pursue targeted development activities in 2014 and beyond. Significant clinical, development and financial resources will be required to progress product candidates to obtain necessary regulatory approvals and to develop them into commercially viable products. We have a number of product candidates under development, including JZP-110 and JZP-386 in the sleep area and JZP-416 (formerly known as Asparec) and LeukotacTM (inolimomab) in the hematology/oncology area. As a condition to regulatory approval, each drug product candidate must undergo extensive and expensive clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. Clinical testing can take many years to complete and failure can occur any time during the clinical trial process. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment from that product candidate.
Our development pipeline projects include not only new product candidates, but also projects involving line extensions for existing products and the generation of additional clinical data for existing products. Specifically, in the hematology/oncology therapeutic area, we have ongoing projects involving Erwinaze and are evaluating potential development of defibrotide in indications in addition to the treatment of severe VOD in adults and children undergoing HSCT therapy. We also may be required to conduct an additional clinical trial prior to submission of our NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy in the United States. See the discussion regarding our activities related to the potential approval of defibrotide in the United States in the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.” In the sleep area, we have worked with the FDA and several leading specialists to design a clinical study to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem and plan to open clinical sites for this study in the second half of 2014. Our development efforts may not be successful, and any adverse events or other information generated during the course of our studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency, which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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

•	delays in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA and other regulatory agencies’ Good Clinical Practice Guidelines;

•	unforeseen safety issues, including negative results from ongoing preclinical studies and clinical trials and adverse events associated with product candidates;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	failure of our third party clinical trial managers to satisfactorily perform their contractual duties, comply with regulations or meet expected deadlines; or

•	insufficient funds to complete the trials.
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Results of limited preclinical studies, including studies of our product candidates in animal models, may not predict the results of human clinical trials of those product candidates. Similarly, results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or the equivalent in jurisdictions outside of the United States may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials.
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
In 2012 we added Erwinaze, as well as other smaller products in the oncology supportive care market, to our product portfolio. We are further expanding our hematology/oncology product offering with the launch of Defitelio in Europe on a rolling basis during 2014 and 2015. We compete with a significant number of pharmaceutical and life sciences companies with extensive sales, marketing and promotional experience in the oncology and oncology supportive care markets, and our failure to compete effectively in this area could negatively affect our sales of Erwinaze, Defitelio and other products.
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
We also depend on the unique abilities, industry experience and institutional knowledge of the members of our board of directors to efficiently set company strategy and effectively guide our executive management team. We cannot be certain that future board turnover will not negatively affect our business.
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.
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
The patent position of pharmaceutical companies can be highly uncertain and involve complex legal, regulatory and factual questions. We own a portfolio of United States and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications that cover our products and product candidates, including Xyrem and Defitelio. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented, potentially including by FDA approval of an ANDA that avoids infringement of our intellectual property.
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The final substantive provisions of the Leahy-Smith Act, including the first to file system, became effective on March 16, 2013. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed and prosecuted and may also affect patent litigation. For example, the Leahy-Smith Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, CBM reviews, and post grant reviews. These proceedings are conducted before the PTAB. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In October 2010, December 2012, November 2013 and June 2014, we received a Paragraph IV Certification from each of Roxane, Amneal, Par and Ranbaxy, respectively, that each had filed an ANDA with the FDA requesting approval to market a generic version of Xyrem before the expiration of the Orange-Book-listed patents relating to Xyrem. If any one of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem; if those applications for generics were approved and the generics were launched, sales of Xyrem would decrease. We have sued all four ANDA filers seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. In addition, between late June and early August 2014, petitions for CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing litigation proceedings.
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
Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA, a subsidiary of Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr (one of the three generic manufacturers) and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and granting an affiliate of Teva a sublicense of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV certification notice from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012, which is having a negative impact on our sales of FazaClo LD and, to some extent, FazaClo HD and is expected to continue to do so.
The two formulation patents covering FazaClo HD and FazaClo LD that we license from CIMA were under reexamination by the USPTO and both of the reexamination proceedings proceeded to appeal at the USPTO. The ANDA lawsuits with the other two generic manufacturers had been stayed pending the outcome of these reexamination proceedings. In September 2013 and January 2014, reexamination certificates were issued for the two patents, and the patentability of the claims of the patents confirmed. The court lifted the stay of litigation in the remaining two ANDA lawsuits in March 2014, and trial is currently set for the third quarter of 2015. We cannot predict the timing or outcome of the patent litigation, or the impact on the entry of additional generic competitors for FazaClo HD or FazaClo LD.
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

•	our issued patents may not cover our competitors’ products;

•	our issued patents and the issued patents of our licensors or partners may be vulnerable to legal challenges as a result of changes in applicable law;

•	we may not develop additional proprietary products that are patentable; or

•	the patents of others may have an adverse effect on our business.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.*
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. We have filed multiple U.S. patent applications and non-U.S. counterparts, and may file additional U.S. and non-U.S. patent applications. There can be no assurance that any issued patents we own or control will provide sufficient protection to conduct our business as presently conducted or as proposed to be conducted. Moreover, for a variety of reasons, including the existence of relevant prior research performed and the existence of conflicting patent applications submitted in the same manner or similar fields, there can be no assurance that any patents will issue from the patent applications owned by us, or that we will remain free from infringement claims by third parties.
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. Under the Leahy-Smith Act, a third party may also have the option to challenge the validity of certain patents with the PTAB. These lawsuits and proceedings are expensive and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a court will decide that these patents are not valid or infringed, or the PTAB will decide that certain patents are not valid, and that we do not have the right to stop the other party from using the patented subject matter. For example, between late June and early August 2014, petitions for CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. There is also the risk that, even if the validity of these patents is upheld and infringement of these patents found, the court will refuse to stop the other party on the grounds that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against the generic manufacturers who delivered Paragraph IV certifications to us with respect to Xyrem, FazaClo HD and FazaClo LD. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. We cannot assure you that these, or other lawsuits or proceedings we may file or defend in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.
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
In the pharmaceutical and life sciences industry, like other industries, it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, which we may not be able to do.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many non-U.S. jurisdictions are typically not published until 18 months after their priority date, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for inventions covered by our or our licensors’ issued patents or pending applications, or that we or our licensors were the first inventors. Our competitors may have filed, and may in the future file, patent applications covering subject matter similar to ours. Any such patent application may have priority over our or our licensors’ patents or applications and could further require us to obtain rights to issued patents covering such subject matter. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Patent interferences are limited or unavailable for patent applications filed after March 16, 2013.
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
We own patents that cover the formulation and method of use covering the administration for Xyrem. In July 2014, the USPTO issued us a new method of use patent relating to the safe and effective use of Xyrem by decreasing the dose of Xyrem when used concomitantly with divalproex sodium, which information was added to the Xyrem label in April 2014. We have listed this new patent in the Orange Book. While we believe the additional safety information is critical for the safe use of Xyrem and should be required to be included in the label for any proposed generic form of Xyrem, we do not know whether the FDA will require any proposed generic form of Xyrem to include this information in its product label or whether we will be successful in maintaining the validity of the applicable patent and protecting the patent from infringement.
We also own method of use patents and trade secrets that cover elements of the Xyrem deemed REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. We have not reached agreement with the FDA on certain significant terms of our REMS for Xyrem. For example, we disagree with the FDA’s current position that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system.
The FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS. Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014 and have submitted a request for further supervisory review to the next administrative level of the FDA. We expect to receive the FDA’s response to this further appeal in the third quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. See the risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem. In particular, depending on the extent to which certain provisions of our Xyrem deemed REMS which are currently protected by our method of use patents covering the distribution of Xyrem are changed, the ability of our existing patents to protect our Xyrem distribution system from generic competitors may be reduced. Certain claims of our patents may not provide as much protection in the context of a modified REMS structure. In addition, the extent of protection provided by our method of use patents covering the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the distribution system set forth in our current Xyrem deemed REMS.  If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a risk management plan or REMS that does not fall within the scope of any of the claims of our distribution patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing distribution patents or patents that may be granted in the future will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

Risks Related to Our Industry
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.
The research, testing, manufacture, labeling, advertising and promotion, distribution and export of pharmaceutical products are subject to extensive regulation, and regulations differ from country to country. Approval in one jurisdiction does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. For example, we are not permitted to market our product candidates in the United States or in the EU member states until we receive approval from the FDA, the EC, or the competent authorities of the EU member states, respectively, generally of an NDA, a BLA or a marketing authorization application. The application must contain information demonstrating the quality, safety and efficacy of the medicinal product, including data from the preclinical and clinical trials, information pertaining to the preparation and manufacture of the drug or biologic, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and information concerning the stability of the medicinal product. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receiving approval for narrower indications than sought, can have a negative impact on our financial performance.
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
In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Healthcare Reform Act. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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
Moreover, legislative changes to the Healthcare Reform Act remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.
In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits. Likewise, in the countries in the EU, legislators, policymakers and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third party payors, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU member states and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU member states, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal drug products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement for our products in some countries, including some EU member states, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our products will obtain favorable reimbursement status in any country.
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for certain products. The co-pay coupon programs of other pharmaceutical manufacturers are the subject of ongoing class action lawsuits, first filed in 2012, challenging their legality under a variety of federal and state laws, and our co-pay coupon programs could become the target of similar lawsuits. In addition, co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. It has also come to our attention that at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain drugs the insurer identified. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future.  It is possible that the outcome of the pending litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected products, which could include Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
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
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 adverse drug experiences, or ADEs, reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We have responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we plan to implement to address the observations in the Form FDA 483. In light of the fact that we have previously received observations relating to adverse drug experience reporting, we do not know whether the FDA will take further action, including the issuance of a warning letter as a follow-up to its inspection, or require us to take further action, with respect to the matters covered in the Form FDA 483. Such actions may be costly or time consuming and/or negatively affect the commercial success of Xyrem and our other products. In addition, we cannot assure you that we will be able to adequately address the matters raised by the FDA in the Form FDA 483 or otherwise, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities in Europe or other countries where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the United States, Europe or elsewhere in the world or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. In 2012, new legislation related to pharmacovigilance, or the assessment and monitoring of the safety of drugs, became effective in the EU. This legislation enhanced the authority of European regulators to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the burden on companies with respect to adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
These requirements include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem. In addition to quota requirements, the DEA imposes various registration, importing, exporting, recordkeeping and reporting requirements, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. The states also impose similar requirements for handling controlled substances. The United States and the EU member states are parties to the Convention on Psychotropic Substances (1971), or the 1971 Convention. In October 2012, the World Health Organization sent a recommendation to the United Nations Commission on Narcotic Drugs, or the CND, to reschedule GHB, under the 1971 Convention from its current Schedule IV status to Schedule II status. In March 2013, the CND voted to reschedule GHB from Schedule IV to Schedule II under the 1971 Convention. While the DEA imposes its own scheduling requirements in the United States under the CSA, the United States is obligated as a signatory to the 1971 Convention to ensure that drug scheduling in the United States is consistent with its obligations under the international treaties. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, the international rescheduling of GHB means that Xyrem and/or sodium oxybate may be subject to more restrictive registration, recordkeeping, reporting, importing, exporting and other requirements in the EU and certain other countries than the restrictions currently in place. In the United States, under DEA regulations, the Xyrem finished product is currently classified as a Schedule III controlled substance, with sodium oxybate, classified as a Schedule I controlled substance. Although the HHS has taken the position in the past that the United States would not be required to alter the domestic control of GHB should it be rescheduled to Schedule II under the 1971 Convention, we cannot guarantee that international rescheduling of GHB from Schedule IV to Schedule II will not impact restrictions on Xyrem in the United States. Failure by us or any of our partners, including suppliers, manufacturers and distributors, to comply with the requirements of the CSA and other regulatory bodies could result in, among other things, additional operating costs to us, delays in shipments outside or into the United States and adverse regulatory actions.
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
The U.S. Federal False Claims Act, or the False Claims Act, prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
In addition, the Physician Payment Sunshine provisions of the Healthcare Reform Act require extensive tracking of payments and transfers of value to physicians and teaching hospitals, maintenance of a database, and public reporting of the data. In February 2013, CMS issued a final rule implementing the Physician Payment Sunshine provisions which provided that manufacturers begin tracking payment and transfer of value data on August 1, 2013. Reporting of the payment data occurred in two phases, with aggregated data submitted to CMS by March 31, 2014 and transactional data submitted before June 30, 2014.  This data is expected to become public on or around October 1, 2014.  It is widely anticipated that public reporting under the Physician Payment Sunshine provisions will result in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, if the data reflected in our reports are found to be in violation of any of the Physician Payment Sunshine provisions or any other U.S. federal, state or local regulations that may apply, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is United Kingdom’s, or UK’s, Bribery Act of 2010, or the UK Bribery Act. As further discussed below, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside the UK. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU member states also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the UK Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits giving, offering, or promising bribes to any person, including non-UK government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies which carry on a business or part of a business in the UK may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the UK Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and the Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Moreover, EU member states and other jurisdictions have adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, that are not considered by the EC to provide an adequate level of data protection. There are also similar data transfer restrictions imposed on transfer of data from Switzerland to the United States. However, there are a number of legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, including, among others, a voluntary U.S. - EU Safe Harbor Framework, a voluntary U.S. - Switzerland Safe Harbor Framework and the EU’s set of standard form contractual clauses for the transfer of personal data out of the EEA to third countries where different data protection rules apply. Our U.S. subsidiary, Jazz Pharmaceuticals, Inc., has certified compliance with the U.S. - EU Safe Harbor Framework through the U.S. Department of Commerce. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration. The EU Data Protection Regulation is expected to introduce new data protection requirements and substantial fines for breaches of the data protection rules. If the draft EU Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
The number and complexity of both U.S. federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Compliance with the U.S. federal and state, EU and national laws that apply to pharmaceutical manufacturers is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC or others could claim that our REMS or other practices are being used in an anticompetitive manner. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Three of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. Such a challenge or any other challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
We manufacture certain active pharmaceutical ingredients, including the defibrotide drug substance, at our manufacturing facilities in Italy. In addition, we have engaged a third party manufacturer to process defibrotide into the finished product at its Italian manufacturing plant. Our manufacturing facilities and those of our third party manufacturer are subject to continuing regulation by the Italian Health Authority and other Italian regulatory authorities with respect to the manufacturing of active pharmaceutical ingredients, including the defibrotide drug substance or its finished form. These facilities are also subject to inspection and regulation by the EMA with respect to the manufacturing of the defibrotide drug substance and its finished form. Also, part of the process to obtain approval for defibrotide is to pass a pre-approval inspection by the EMA, Italian Health Authority and the FDA to ensure that these facilities are in compliance with cGMP. Following initial approval in a jurisdiction, the applicable authorities will continue to inspect our manufacturing facilities and those of our third party manufacturer, in some cases, unannounced, to confirm ongoing compliance with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures, and we and our third party manufacturers will need to ensure that all of our processes, methods and equipment are compliant with cGMP. These authorities may deny approval to manufacture our products, require us to stop manufacturing our products, deny approval to the sale of our products or suspend the sale of our products, if they determine that either our facilities or our third party manufacturer’s facility in Italy does not meet the standards of compliance required under applicable regulations.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Such data previously have not been submitted for our two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection).  We have been engaged in interactions with CMS and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  For ProstaScint, we plan to begin making any required reports when CMS provides guidance on this requirement and reporting methodology, which is currently expected later in 2014. We sold Quadramet to a third party in December 2013, but have retained any liabilities related to sales of the product during prior periods. In addition to the discussions with CMS as part of

CORAR, we have had separate discussions with CMS directly regarding Quadramet.  We are currently unable to predict whether price reporting and rebates will be required for ProstaScint and Quadramet and, if so, for what period they will be required. We are currently unable to reasonably estimate an amount or range of a potential contingent loss related to the payment of rebates for Quadramet or ProstaScint. Any material liability resulting from radiopharmaceutical price reporting and rebates would negatively impact our financial results.
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Healthcare Reform Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11.0% to 13.0% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Healthcare Reform Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Sales of “orphan drugs” - those designated under section 526 of the FDCA - are excluded from this fee as long as no non-orphan indications have been approved for such orphan drugs.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients, and the Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations. The initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet could result in retroactive 340B ceiling price liability for these two products as well as prospective 340B ceiling price obligations for ProstaScint. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.
The Healthcare Reform Act also exempts “orphan drugs” from the ceiling price requirements for the newly-added covered entities. Final rules applying this statutory orphan drug exemption have not been adopted and recent legal challenges to the validity of certain rule-making by the Health Resources and Services Administration, or HRSA, which administers the 340B program, have made the timing of final rules uncertain. If final rules interpret the scope of the orphan drug exemption narrowly, such as in previously proposed rules, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, the invalidation of the orphan drug regulation on the ground that HRSA did not have adequate rule-making authority has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation. Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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
We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price, ASP, or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly average manufacturer price, ASP, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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
In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, now the Defense Health Agency, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs is listed on a Section 703 Agreement under which we have agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. Companies are required to list their innovator products on Section 703 Agreements in order for those products to be eligible for DoD formulary inclusion. The formula for determining the rebate is established in the regulations and our Section 703 Agreement and is based on the difference between the annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

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
In addition, third party payors draw on diagnostic criteria to establish reimbursement guidelines. As a result, third party payors may make changes to the coverage and reimbursement for our products, which may have a negative impact on revenues from our products, including Xyrem and Defitelio. For example, meaningful changes to the diagnostic criteria for narcolepsy are included in the fifth edition of the Diagnostic and Statistical Manual of Mental Disorders (DSM-5) published in May 2013, and the third edition of International Classification of Sleep Disorders (ICSD-3) published in February 2014.
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are awaiting pricing and reimbursement approvals. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Defitelio in 2014 and our growth prospects in Europe could be negatively affected. Our anticipated revenue and growth prospects would also be negatively affected in the event that we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets. See the discussion regarding the launch of Defitelio in the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
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
Third party payors frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to some third party payors in relation to our products. We expect increasing pressure to offer larger discounts or discounts to a greater number of third party payors to maintain acceptable reimbursement levels and access for patients at co-pay levels that are reasonable and customary. A number of third party payors also require prior authorization for, require reauthorization for continuation of, or even refuse to provide, reimbursement for our products, and others may do so in the future.  Patients who cannot meet the conditions of prior authorizations are often prevented from obtaining the prescribed medication, because they cannot afford to pay for the medication without reimbursement.  If we are unsuccessful in maintaining reimbursement for our products, such as Xyrem and Defitelio, at acceptable levels, if reimbursement for our products by third party payors is subject to overly restrictive prior authorizations, or if third party payors refuse to provide reimbursement, our business will be harmed. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and harm our results of operations.
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
Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost, or NADAC, files, which reflect retail community pharmacy invoice costs, and National Average Retail Price, or NARP, files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
We expect to experience pricing pressure in the United States in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in August 2014, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments will not negatively affect our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue.
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the United Kingdom, France, Germany and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU member states and cannot be determined or anticipated in relation to our products at the present time.
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
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240. The Bipartisan Budget Act of 2013, Pub. L. No. 113-67, extended the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014, Pub. L. No. 113-93, extended the 2% reduction, on average, to 2024. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment provisions, as described above, could have a similar effect. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.
Product liability and product recalls could harm our business.
The development, manufacture, testing, marketing and sale of pharmaceutical products are associated with significant risks of product liability claims or recalls. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Some of our products, including Xyrem, have boxed warnings in their labels. In many countries, including in EU member states, national laws provide for strict (no-fault) liability which applies even where damages are caused both by a defect in a product and by the act or omission of a third party.
Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third party payors, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. While we have not had to defend against any product liability claims to date, as sales of our products increase, we believe it is likely product liability claims will be made against us. The risk of product liability claims may also increase if a company receives a warning letter from a regulatory agency. We cannot predict the frequency, outcome or cost to defend any such claims.
Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, or at all. Our product liability insurance may not cover all of the future liabilities we might incur in connection with the development, manufacture or sale of our products. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.
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
Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the EMA, or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU member states could lead to product liability lawsuits as well.
We use hazardous materials in our manufacturing facility, and any claims relating to the improper handling, storage, release or disposal of these materials could be time-consuming and expensive.
Our manufacturing of active pharmaceutical ingredients in Italy involves the controlled storage, use and disposal of chemicals and solvents. We are subject to Italian laws, which implement EU laws and regulations governing the use, transportation, treatment, storage, handling and disposal of solid and hazardous materials, wastewater discharges and air emissions. We have obtained certification under the UNI EN ISO 14001 Standard for our environmental management system and have an Eco-management and Audit Scheme (EMAS) for our plant in Italy. Our environmental policy is designed to comply with current EU laws and regulations on environmental protection, to provide for continuous improvement of our manufacturing performance, to protect our employees’ health, to protect the safety of people working at our location in Italy and to respect the safety of people living close to our plant and in the surrounding community. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by these EU laws and regulations, we cannot completely eliminate the risk of contamination or injury from hazardous materials. If an accident occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future EU environmental laws and regulations.
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of June 30, 2014, we had approximately $1.2 billion in secured debt outstanding, which was primarily incurred pursuant to a credit agreement that we entered into in June 2012 and subsequently amended in June 2013 and January 2014, which is referred to in this report as our credit agreement. Our debt may:

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
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all.
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
The scope of our business and operations has grown substantially since the beginning of 2012 through the combination of Azur Pharma and Jazz Pharmaceuticals, Inc. in a merger transaction closed on January 18, 2012, or the Azur Merger, our acquisition of EUSA Pharma Inc. in June 2012, or the EUSA Acquisition, and the Gentium Acquisition. To continue to grow our business over the longer-term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
Our strategy includes the expansion of our business through the acquisition or in-licensing and development of additional marketed or close to approval products and specialty product candidates. We cannot assure you that we will continue to identify attractive opportunities or that our funds will be sufficient to fund these activities if opportunities arise. We may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In particular, the debt under the credit agreement may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
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
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and issued new final and temporary regulations under Section 7874 in June 2012 and in January 2014. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. See the risk factor in this Item 1A entitled “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or in other tax laws relating to multinational corporations could adversely affect us.”
Section 7874 of the Code limits Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by certain taxable transactions.
Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses, or NOLs, to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, this limitation applies to us. As a result, after the Azur Merger, Jazz Pharmaceuticals, Inc. and its U.S. affiliates have not been able and will continue to be unable, for a period of time, to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions. Notwithstanding this limitation, we plan to fully utilize Jazz Pharmaceuticals, Inc.’s U.S. NOLs prior to their expiration. As a result of this limitation, however, it may take Jazz Pharmaceuticals, Inc. longer to use its NOLs. Moreover, contrary to these plans, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent Jazz Pharmaceuticals, Inc. from fully utilizing its U.S. tax attributes prior to their expiration if Jazz Pharmaceuticals, Inc. does not generate sufficient taxable income.
Our U.S. affiliates’ ability to use their net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be subject to further limitations if we do not generate taxable income in a timely manner or if the “ownership change” provisions of Sections 382 and 383 of the Code result in further annual limitations.
Our U.S. affiliates have a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs of $28.6 million for each of the years 2014 to 2016, $11.9 million for 2017, and a combined total of $3.3 million for 2018 to 2026. However, Sections 382 and 383 of the Code are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the IRS to confirm our analysis of the ownership change limitations related to the NOLs generated by our U.S. affiliates. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Sections 382 and 383 of the Code. If the IRS were to disagree with our analysis, or if our U.S. affiliates were to experience additional ownership changes in the future, our U.S. affiliates could be subject to further annual limitations on the use of the NOLs to offset potential taxable income and related income taxes that would otherwise be due.
Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or in other tax laws relating to multinational corporations could adversely affect us.
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to Section 7874 or the Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. This legislation, if passed, could adversely affect us.
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
We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
As of June 30, 2014, we had recorded $2.4 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. In the second quarter of 2014, we recorded an intangible asset impairment charge of $32.8 million related to certain products acquired as part of the EUSA Acquisition.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  As a result of the significance of intangible assets and goodwill, our results of operations and financial position in future periods could be negatively impacted should additional impairments of intangible assets or goodwill occur.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of July 29, 2014, we had 60,221,128 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2014	183,553	$127.96	183,553	$40,069,724
May 1 - May 31, 2014	—		—	$40,069,724
June 1 - June 30, 2014	—		—	$40,069,724
Total	183,553	$127.96	183,553
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. On May 7, 2013, we announced that our board of directors authorized the use of up to $200 million to repurchase our ordinary shares. This authorization has no expiration date.

(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program, exclusive of any brokerage commissions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions, and may be discontinued at any time without prior notice.

Item 5.     Other Information
Officer Compensatory Arrangements
As previously reported, Russell Cox was appointed as our Chief Operating Officer effective as of May 19, 2014. In connection with Mr. Cox’s appointment and promotion, on July 30, 2014, the compensation committee of our board of directors, or Board, approved an increase in Mr. Cox’s 2014 base salary, effective as of May 19, 2014, to $525,000 per year.
Election of Directors
On July 31, 2014, our Board approved an increase in the total number of authorized Board members to eleven directors and, upon the recommendation of the nominating and corporate governance committee of our Board, or the Nominating Committee, elected Elmar Schnee to our Board, effective as of August 1, 2014, as a Class I director for a term expiring at the 2015 annual general meeting of shareholders. There was no arrangement or understanding between Mr. Schnee and any other persons pursuant to which Mr. Schnee was selected as a director. In connection with his election to our Board, Mr. Schnee was appointed to the Nominating Committee.
Mr. Schnee will be compensated pursuant to our Non-Employee Director Compensation Policy, or the Policy. Under the Policy, Mr. Schnee is entitled to receive an annual cash retainer of $55,000 for service on our Board and to an additional annual cash retainer of $10,000 for his service on the Nominating Committee. The annual cash retainer will be paid out on a pro-rata basis each quarter. Mr. Schnee will receive a pro-rated retainer with respect to the quarter ending September 30, 2014.
Mr. Schnee is also eligible to receive automatic grants of (i) a stock option to purchase our ordinary shares under and subject to the terms and conditions of our Amended and Restated 2007 Non-Employee Directors Stock Option Plan, or the 2007 Directors Plan, and the applicable form of stock option notice of grant and option award agreement thereunder and (ii) a restricted stock unit, or RSU, award under and subject to the terms and conditions of our 2007 Equity Incentive Plan, or the 2007 Plan, and the applicable form of RSU notice of grant and RSU award agreement thereunder. Pursuant to the Policy, in connection with his initial election to our Board, Mr. Schnee will receive a nonstatutory stock option to purchase 5,000 ordinary shares, or the Initial Option, and an RSU award for 2,500 RSUs, or the Initial RSUs. Subject to his continuous service and certain additional conditions, (i) the Initial Options will generally vest with respect to one-third of the ordinary shares subject to the Initial Option on the first anniversary of the date of Mr. Schnee’s election to our Board, and the remainder will generally vest in 24 successive equal monthly installments thereafter, and (ii) the Initial RSUs will vest in three equal annual installments on each of the first three anniversaries of the date of Mr. Schnee’s election to our Board. In addition, on the date of each annual general meeting of shareholders starting in 2015, Mr. Schnee, if he is continuing to serve as a non-employee director, will be granted a nonstatutory stock option to purchase 3,300 ordinary shares, or the Continuing Option, and an RSU award for 1,650 RSUs, or the Continuing RSUs. Subject to his continuous service and certain additional conditions, the Continuing Options will vest in a series of 12 successive equal monthly installments measured from the date of the applicable annual general meeting of shareholders, and the Continuing RSUs will vest in full on the first anniversary of the date of the applicable annual general meeting of shareholders. The stock options to be granted will have an exercise price equal to the fair market value of the ordinary shares on the date of grant, as determined in accordance with the terms of the 2007 Directors Plan, and will have a term of 10 years. Additional terms of the 2007 Directors Plan and 2007 Plan are described under the subsection entitled “Director Compensation-Equity Compensation Arrangements” in Part III, Item 11 of the Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 28, 2014. The foregoing is only a brief description of the material terms of the stock options and RSUs to be granted to Mr. Schnee, does not purport to be complete, and is qualified in its entirety by reference to (i) the 2007 Directors Plan, previously filed as Exhibit 99.4 to our registration statement on Form S-8 (File No. 333-179075) filed on January 18, 2012, (ii) the related form of option grant notice and form of stock option agreement, previously filed as Exhibit 10.30B to our annual report on Form 10-K (File No. 001-33500) filed on February 26, 2013, or the 2012 Form 10-K, (iii) the 2007 Plan, previously filed as Exhibit 99.3 to our registration statement on Form S-8 (File No. 333-179075) filed on January 18, 2012, and (iv) the related form of restricted stock unit grant notice and form of restricted stock unit award agreement previously filed as Exhibit 10.27F to the 2012 Form 10-K.
In connection with his election to our Board, Mr. Schnee and the company entered into our standard indemnification agreement for our directors and officers, which requires the company to indemnify him, under the circumstances and to the extent provided for therein, against certain expenses and other amounts incurred by him as a result of being made a party to certain actions, suits, proceedings and the like by reason of his position as our director. The foregoing is only a brief description of the indemnification arrangement with Mr. Schnee, does not purport to be complete, and is qualified in its entirety by reference to the form of Indemnification Agreement, previously filed as Exhibit 10.1 to our current report on Form 8-K (File No. 001-33500) filed on January 18, 2012.

Results of Matters Presented at the 2014 Annual General Meeting of Shareholders
On July 31, 2014, we held our 2014 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters in Dublin, Ireland. At the Annual Meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 12, 2014, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 54,082,723 of the 59,450,867 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect each of the three nominees for director to a three-year term as a Class III director of the company to serve until our 2017 annual general meeting of shareholders and until his or her successor is elected and qualified. Each of the three nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Vote
Bruce C. Cozadd	46,358,153	1,221,837	123,486	6,379,247
Heather Ann McSharry	46,929,700	670,739	103,037	6,379,247
Rick E Winningham	47,350,522	252,204	100,750	6,379,247
Proposal 2
Proposal 2 was to approve the appointment of KPMG as the independent auditors of the company for the fiscal year ending December 31, 2014 and to authorize the audit committee of the board of directors to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
52,527,531	1,434,117	121,075	—
Proposal 3
Proposal 3 was to authorize the company and/or any subsidiary of the company to make market purchases of the company’s ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
44,472,413	118,476	3,112,587	6,379,247
Proposal 4
Proposal 4 was to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
46,818,842	761,228	123,406	6,379,247

Item 6.  Exhibits

Exhibit Number	Description of Document
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

2.7††
Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

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

4.3A
Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B
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

10.1+
Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved May 1, 2014) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2014, as filed with the SEC on May 8, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: August 5, 2014

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

2.7††
Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

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

4.3A
Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B
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

10.1+
Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved May 1, 2014) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2014, as filed with the SEC on May 8, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.