Form 10-Q
period 2014-09-30
Jazz Pharmaceuticals plc
filed 2014-11-04
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2014, 60,491,676 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$575,040	$636,504
Accounts receivable, net of allowances	187,604	124,805
Inventories	37,612	28,669
Prepaid expenses	24,206	7,183
Deferred tax assets, net	35,696	33,613
Other current assets	18,362	33,843
Total current assets	878,520	864,617
Property and equipment, net	44,205	14,246
Intangible assets, net	1,550,624	812,396
Goodwill	724,388	450,456
Deferred tax assets, net, non-current	101,249	74,597
Deferred financing costs	35,068	14,605
Other non-current assets	13,482	7,304
Total assets	$3,347,536	$2,238,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,671	$21,005
Accrued liabilities	161,476	119,718
Current portion of long-term debt	9,444	5,572
Income taxes payable	15,755	336
Contingent consideration	—	50,000
Deferred tax liability, net	6,259	6,259
Deferred revenue	1,138	1,138
Total current liabilities	223,743	204,028
Deferred revenue, non-current	4,784	5,718
Long-term debt, less current portion	1,331,340	544,404
Deferred tax liability, net, non-current	413,460	168,497
Other non-current liabilities	33,596	20,040
Commitments and contingencies (Note 8)
Shareholders’ equity:
Jazz Pharmaceuticals plc shareholders' equity
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,431,790	1,220,317
Accumulated other comprehensive income (loss)	(57,133)	56,153
Retained earnings (accumulated deficit)	(34,666)	18,532
Total Jazz Pharmaceuticals plc shareholders’ equity	1,340,523	1,295,534
Noncontrolling interests	90	—
Total shareholders’ equity	1,340,613	1,295,534
Total liabilities and shareholders’ equity	$3,347,536	$2,238,221
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$304,407	$230,386	$838,493	$631,602
Royalties and contract revenues	2,177	1,774	6,240	5,047
Total revenues	306,584	232,160	844,733	636,649
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies and intangible asset impairment)	26,994	24,252	88,610	76,503
Selling, general and administrative	93,501	74,970	300,420	223,004
Research and development	22,423	11,826	60,622	27,823
Acquired in-process research and development	75,000	988	202,000	4,988
Intangible asset amortization	30,630	19,564	94,607	58,518
Intangible asset impairment	—	—	32,806	—
Total operating expenses	248,548	131,600	779,065	390,836
Income from operations	58,036	100,560	65,668	245,813
Interest expense, net	(14,530)	(6,202)	(36,035)	(20,743)
Foreign currency gain (loss)	6,483	(614)	6,680	(728)
Loss on extinguishment and modification of debt	—	—	—	(3,749)
Income before income tax provision	49,989	93,744	36,313	220,593
Income tax provision	24,221	18,335	60,598	59,574
Net income (loss)	25,768	75,409	(24,285)	161,019
Net income (loss) attributable to noncontrolling interests, net of tax	2	—	(1,060)	—
Net income (loss) attributable to Jazz Pharmaceuticals plc	$25,766	$75,409	$(23,225)	$161,019

Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	$0.43	$1.30	$(0.39)	$2.76
Diluted	$0.41	$1.23	$(0.39)	$2.62
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	60,305	58,217	59,457	58,437
Diluted	62,680	61,519	59,457	61,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$25,768	$75,409	$(24,285)	$161,019
Other comprehensive income (loss):
Foreign currency translation adjustments	(117,089)	25,402	(113,293)	13,576
Other comprehensive income (loss)	(117,089)	25,402	(113,293)	13,576
Total comprehensive income (loss)	(91,321)	100,811	(137,578)	174,595
Comprehensive loss attributable to noncontrolling interests, net of tax	(8)	—	(1,067)	—
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$(91,313)	$100,811	$(136,511)	$174,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$(24,285)	$161,019
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	94,607	58,518
Share-based compensation	50,618	32,139
Intangible asset impairment	32,806	—
Depreciation	5,037	2,065
Acquired in-process research and development	202,000	4,988
Loss on disposal of property and equipment	—	47
Excess tax benefit from share-based compensation	(4,075)	(82)
Acquisition accounting inventory fair value step-up adjustments	10,477	3,143
Change in fair value of contingent consideration	—	12,900
Deferred income taxes	(36,246)	(17,962)
Provision for losses on accounts receivable and inventory	2,873	1,758
Loss on extinguishment and modification of debt	—	3,749
Other non-cash transactions	221	4,435
Changes in assets and liabilities:
Accounts receivable	(50,690)	(37,649)
Inventories	(10,184)	(3,445)
Prepaid expenses and other current assets	4,262	(11,300)
Other long-term assets	(5,775)	(3,421)
Accounts payable	(33,865)	6,670
Accrued liabilities	19,468	1,562
Income taxes payable	19,003	(19,086)
Deferred revenue	(918)	(776)
Contingent consideration	(14,900)	—
Other non-current liabilities	12,910	10,125
Net cash provided by operating activities	273,344	209,397
Investing activities
Acquisitions, net of cash acquired	(828,676)	—
Acquisition of in-process research and development	(202,000)	(4,988)
Purchases of property and equipment	(22,799)	(6,874)
Acquisition of intangible assets	—	(1,300)
Net cash used in investing activities	(1,053,475)	(13,162)
Financing activities
Net proceeds from issuance of debt	1,195,366	553,425
Proceeds from employee equity incentive and purchase plans and exercise of warrants	48,452	23,577
Share repurchases	(29,973)	(102,397)
Acquisition of noncontrolling interests	(136,950)	—
Payment of contingent consideration	(35,100)	—
Payment of employee withholding taxes related to share-based awards	(17,306)	(5,303)
Excess tax benefit from share-based compensation	4,075	82
Repayments of long-term debt	(7,090)	(464,517)
Repayments under revolving credit facility	(300,000)	—
Net cash provided by financing activities	721,474	4,867
Effect of exchange rates on cash and cash equivalents	(2,807)	164
Net increase (decrease) in cash and cash equivalents	(61,464)	201,266
Cash and cash equivalents, at beginning of period	636,504	387,196
Cash and cash equivalents, at end of period	$575,040	$588,462

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
On January 23, 2014, pursuant to a tender offer, we became the indirect majority shareholder of Gentium S.p.A., or Gentium, thereby acquiring control of Gentium on that date. In February 2014, we completed a subsequent offering period of the tender offer, resulting in total purchases pursuant to the tender offer of approximately 98% of the fully diluted voting securities of Gentium. As of September 30, 2014, we had acquired a further 1.8% interest in Gentium for cash consideration of $17.8 million, resulting in an aggregate acquisition cost to us of $994.0 million, comprising cash payments of $1,011.1 million offset by proceeds from the exercise of Gentium share options of $17.1 million. Please see Note 2 for additional information regarding our acquisition of Gentium, which is referred to in this report as the Gentium Acquisition.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations of the acquired Gentium business, along with the estimated fair values of the assets acquired and liabilities assumed in the transaction, have been included in our condensed consolidated financial statements since we acquired control of Gentium on January 23, 2014, which date we refer to in this report as the closing date of the Gentium Acquisition.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, for any other interim period or for any future period.
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
Reclassifications
Certain prior period amounts presented in these condensed consolidated financial statements and the accompanying footnotes have been reclassified to conform to the current period presentation. Upfront license fees previously classified as research and development expense in the three and nine months ended September 30, 2013, have been reclassified to acquired in-process research and development, or IPR&D, in the condensed consolidated statements of operations and reclassified from operating activities to investing activities in the condensed consolidated statements of cash flows to conform to current period presentation. Inventories of $1.4 million previously classified as raw materials as of December 31, 2013 have been reclassified to work-in-process to conform to the current period presentation.

Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem® (sodium oxybate) oral solution. In the three and nine months ended September 30, 2014, net product sales of Xyrem were $204.3 million and $556.1 million, respectively, which represented 67.1% and 66.3% of total net product sales, respectively. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition, changed or increased regulatory restrictions and continued acceptance of Xyrem as safe and effective by physicians and patients. Five abbreviated new drug applications, or ANDAs, have been filed with the U.S. Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem, including the most recent in the fourth quarter of 2014. We have initiated lawsuits against four of the third parties, and the litigation proceedings are ongoing; we intend to initiate a lawsuit against the fifth third party. We cannot predict the timing or outcome of these proceedings. Although no trial date has been scheduled in the lawsuit against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, we anticipate that trial on some of the patents in that case could occur as early as the second quarter of 2015. In addition, since late June 2014, petitions for covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, we are continuing our efforts on various regulatory matters, including updating documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. We have not reached agreement with the FDA on certain significant terms of our risk evaluation and mitigation strategies, or REMS, documents for Xyrem. In late 2013, the FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Among other things, we disagree with the FDA’s position in the late 2013 notice that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system. Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014, and our dispute is currently subject to further supervisory review at the next administrative level of the FDA. We have received an interim response from the FDA in which the FDA has requested additional information. We expect to provide the requested information and receive the FDA’s response to this further appeal in the fourth quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of our Xyrem Risk Management Program, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate). The parties have had numerous interactions with respect to a single shared system REMS since the initial meeting, and we expect the interactions to continue. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared system REMS for Xyrem (sodium oxybate), licensing or sharing our REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license.
Sales of our second largest product, Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States, continue to grow. In the three and nine months ended September 30, 2014, net product sales of Erwinaze/Erwinase were $52.1 million and $146.9 million, respectively, which represented 17.1% and 17.5% of total net product sales, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing research and development activities. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, as well as our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We maintain limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. For example, in 2013, we experienced a temporary disruption of supply of Erwinase in the European market due to the failure of a batch to meet certain specifications. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
In furtherance of our growth strategy, we made a significant investment in Defitelio® (defibrotide). We added the product to our portfolio as a result of the Gentium Acquisition and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully commercialize Defitelio in Europe and to obtain marketing approval in other countries, including the United States, so that we can launch promotional efforts in those countries. We commenced the launch of Defitelio in certain countries in Europe in March 2014, and as of October 2014, we had launched Defitelio in Germany, Austria, Italy (with reimbursement under Law 648/96), the United Kingdom and several Nordic countries.  We expect to launch in additional European countries on a rolling basis during the remainder of 2014 and in 2015 and are engaged in pricing and reimbursement submissions in preparation for these planned launches. A key challenge to our success in commercializing Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where we have not yet launched Defitelio, including in countries where pricing and reimbursement approvals are required for launch. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, our growth prospects in Europe could be negatively affected.
We are also engaged in activities related to our anticipated submission of a new drug application, or NDA, for potential approval of defibrotide in the United States. We held pre-NDA meetings with the FDA in August 2014 relating to our plans for the submission of an NDA for defibrotide for the treatment of severe hepatic veno-occlusive disease, or VOD, in patients undergoing hematopoietic stem cell transplantation, or HSCT, therapy. Based on these meetings and in light of the current status of our acquisition and remediation of key information to be included in the data package for the NDA, we plan to initiate a rolling submission of an NDA to the FDA by the end of 2014 and to complete the submission in the first half of 2015, and we do not expect to be required to complete any additional clinical trials prior to the completion of the NDA submission. However, we may be unable to acquire and remediate key information in the data package in a timely manner, which would delay our planned NDA submission, and we may be unable to otherwise obtain regulatory approval of defibrotide in the United States in a timely manner, if at all. We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients who undergo HSCT therapy and develop severe VOD, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for indications in addition to the treatment of severe VOD in adults and children undergoing HSCT therapy. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition to risks related specifically to Xyrem, Erwinaze and Defitelio/defibrotide, we are subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting and enhancing our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly with respect to certain products as to which we maintain limited inventories, and our dependence on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies; the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the United States and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the United States in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by third party payors; and the ongoing regulation and oversight by the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals.  For example, in April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience reporting system for all of our products, including Xyrem. We responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the Form FDA 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed.
Other risks and uncertainties related to our ability to execute on our strategy include: the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance of our products by patients, physicians and payors; the risks associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses, including the acquired Gentium business, with our historic business, the increase in geographic dispersion among our centers of operation, taking on the operation of a manufacturing plant as a result of the Gentium Acquisition, and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such acquisition transactions; the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials planned or anticipated to be conducted for our product candidates; the inherent uncertainty associated with the regulatory approval process, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects; our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased significantly in 2014.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of September 30, 2014, five customers accounted for 86% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 62% of gross accounts receivable, Accredo Health Group, Inc., or Accredo, which accounted for 11% of gross accounts receivable, and Idis Limited, which accounted for 10% of gross accounts receivable.  As of December 31, 2013, five customers accounted for 85% of gross accounts receivable, including Express Scripts, which accounted for 69% of gross accounts receivable, and Accredo, which accounted for 9% of gross accounts receivable.
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
Basic and diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to Jazz Pharmaceuticals plc	$25,766	$75,409	$(23,225)	$161,019
Denominator:
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - basic	60,305	58,217	59,457	58,437
Dilutive effect of employee equity incentive and purchase plans	2,288	1,852	—	1,587
Dilutive effect of warrants	87	1,450	—	1,508
Weighted-average ordinary shares used in calculating net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - diluted	62,680	61,519	59,457	61,532

Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc:
Basic	$0.43	$1.30	$(0.39)	$2.76
Diluted	$0.41	$1.23	$(0.39)	$2.62
Potentially dilutive ordinary shares from employee equity incentive and purchase plans and warrants were not included in the diluted net loss per ordinary share attributable to Jazz Pharmaceuticals plc for the nine months ended September 30, 2014 because the inclusion of such shares would have an anti-dilutive effect.
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, warrants and exchangeable senior notes are determined by applying the treasury stock method to the assumed exercise of share options and warrants, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of our exchangeable senior notes. The effect of approximately 2.9 million ordinary shares issuable upon exchange of our exchangeable senior notes had no effect on diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc because the average price of our ordinary shares for the three and nine months ended September 30, 2014 did not exceed the effective exchange price of $199.77 per ordinary share. For additional information relating to our exchangeable senior notes, see Note 7.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase ordinary shares and RSUs	883	1,028	5,475	2,074
1.875% exchangeable senior notes due 2021	1,502	—	506	—
Warrants to purchase ordinary shares	—	—	618	—
Ordinary shares under ESPP	—	—	130	—
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
Upon payment for the properly tendered ordinary shares and ADSs on January 23, 2014, we became the indirect majority shareholder of Gentium and acquired control of Gentium. Following the expiration of the initial offering period, and in accordance with the terms of the Gentium tender offer agreement, we commenced a subsequent offering period to acquire all remaining untendered ordinary shares and ADSs. The subsequent offering period expired on February 20, 2014. In total, pursuant to the tender offer agreement, we purchased approximately 98% of Gentium’s fully diluted ordinary shares and ADSs. In June and August 2014, we acquired additional Gentium ordinary shares, representing a further 1.8% interest in Gentium, for cash consideration of $17.8 million. As of September 30, 2014, the aggregate acquisition cost of the Gentium ordinary shares and ADSs was $994.0 million, comprising cash payments of $1,011.1 million offset by proceeds from the exercise of Gentium share options of $17.1 million. $857.1 million of the acquisition consideration is attributable to the 12,244,156 Gentium ordinary shares and ADSs purchased on the closing date of the Gentium Acquisition, as well as 1,345,023 ADSs committed to tender in accordance with the guaranteed delivery procedures contemplated by the tender offer and options to acquire 1,666,608 ordinary shares of Gentium subject to support agreements requiring that such options be exercised and the underlying ordinary shares be tendered in a subsequent offering period. These ADSs and ordinary shares represented in the aggregate approximately 86% of the fully diluted number of ordinary shares and ADSs of Gentium.  The remaining $137.0 million of the acquisition cost is attributable to the acquisition of an additional 12% of the fully diluted Gentium ordinary shares and ADSs during the subsequent offering period of the tender offer and the acquisition of an additional 1.8% interest in Gentium in June and August 2014, which is accounted for as an acquisition of noncontrolling interests.
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
During the nine months ended September 30, 2014, we incurred $10.0 million in acquisition-related costs related to the Gentium Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. In addition, during the three and nine months ended September 30, 2014, we incurred $0.3 million and $4.7 million, respectively, related to change in control obligations associated with the Gentium Acquisition. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The change in control obligations are included within accrued liabilities in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2014, our condensed consolidated statements of operations included revenues of $21.1 million and $57.1 million, respectively, from the acquired Gentium business, as measured from the closing date of the Gentium

Acquisition. The portion of total expenses and net income associated with the acquired Gentium business was not separately identifiable due to the integration of Gentium operations with our historic operations.
The acquisition consideration (not including the acquisition cost of $119.2 million to acquire the 12% noncontrolling interests in the subsequent offering period of the tender offer and the acquisition cost of $17.8 million to acquire the 1.8% noncontrolling interests in June and August 2014) was comprised of (in thousands):

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
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents our combined historical results of operations with adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro forma periods as if the Gentium Acquisition had been completed on January 1, 2013. These adjustments include:

•
An increase in amortization expense related to the fair value of acquired identifiable intangible assets of $2.8 million for the nine months ended September 30, 2014, and $12.2 million and $36.7 million for the three and nine months ended September 30, 2013, respectively.

•	The exclusion of acquisition-related expenses of $40.7 million for the nine months ended September 30, 2014.

•
An increase in interest expense of $1.4 million for the nine months ended September 30, 2014, and $5.7 million and $16.9 million for the three and nine months ended September 30, 2013, respectively, incurred on additional borrowings made to fund the Gentium Acquisition as if the borrowings had occurred on January 1, 2013.

•
The exclusion of other non-recurring expenses of $0.4 million and $39.9 million for the three and nine months ended September 30, 2014, respectively, and the inclusion of $0.5 million and $17.8 million for the three and nine months ended September 30, 2013, respectively, primarily related to Gentium transaction bonus costs, the fair value step-up to acquired inventory, costs of change in control obligations and share-based compensation incurred from the acceleration of stock option vesting upon the closing date of the Gentium Acquisition.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$306,584	$247,478	$848,036	$674,491
Net income (loss) attributable to Jazz Pharmaceuticals plc	$26,317	$61,330	$(1,887)	$98,418
Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - basic	$0.44	$1.05	$(0.03)	$1.68
Net income (loss) per ordinary share attributable to Jazz Pharmaceuticals plc - diluted	$0.42	$1.00	$(0.03)	$1.60
Acquisition of Rights to Defibrotide in the Americas
As a result of the Gentium Acquisition, we acquired defibrotide, which is marketed under the name Defitelio in Europe. In October 2013, the European Commission granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe VOD in adults and children undergoing HSCT therapy. In March 2014, we commenced the launch of Defitelio on a rolling, country-by-country, basis in Europe. At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. On July 1, 2014, we entered into a definitive agreement to acquire the rights to defibrotide in the Americas from Sigma-Tau. Pursuant to the agreement, upon the closing of the transaction on August 4, 2014, we paid Sigma-Tau an upfront payment of $75.0 million. This transaction was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $75.0 million upfront payment was charged to acquired IPR&D expense upon closing of the transaction. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. We funded the upfront payment with cash on hand.
Acquisition of Rights to JZP-110 (formerly known as ADX-N05)
On January 13, 2014, we entered into a definitive agreement with Aerial BioPharma, LLC, or Aerial, under which we acquired certain assets related to JZP-110, a novel compound in clinical development for the treatment of excessive daytime sleepiness in patients with narcolepsy. Under the agreement, and in exchange for an upfront initial payment from us totaling $125.0 million, we acquired worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. Aerial and SK are eligible to receive milestone payments, in an aggregate amount of up $270.0 million, based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $125.0 million upfront payment was charged to acquired IPR&D expense in the nine months ended September 30, 2014. The assignment of the JZP-110 rights from Aerial to us triggered a milestone payment of $2.0 million to SK, which was also charged to acquired IPR&D expense in the nine months ended September 30, 2014.

3. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,177	$3,506
Work in process	13,980	10,301
Finished goods	20,455	14,862
Total inventories	$37,612	$28,669
As of September 30, 2014, the step-up in the value of inventories acquired had been fully expensed. As of December 31, 2013, the fair value of inventories acquired included a step-up in the value of inventories of $0.2 million.

4. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$163,040	$—	$—	$163,040	$163,040
Time deposits	412,000	—	—	412,000	412,000
Totals	$575,040	$—	$—	$575,040	$575,040

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$495,990	$—	$—	$495,990	$495,990
Time deposits	140,514	—	—	140,514	140,514
Totals	$636,504	$—	$—	$636,504	$636,504
Cash equivalents are considered available-for-sale. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of operations.
The following table summarizes, by major security type, our available-for-sale securities and liabilities as of September 30, 2014 and December 31, 2013 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2014		December 31, 2013
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities
Time deposits	$412,000	$412,000	$140,514	$140,514
Liabilities:
Contingent consideration	$—	$—	$50,000	$50,000

As of September 30, 2014 and December 31, 2013, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. There were no transfers between the different levels of the fair value hierarchy in 2014 or in 2013.
As of September 30, 2014, the estimated fair value of the $897.6 million principal amount of our term loans was $889.8 million and the carrying amount was $892.4 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our term loans (Level 2). For additional information related to our term loans, see Note 7. As of September 30, 2014, the estimated fair value of our exchangeable senior notes was $639.7 million. The fair value of the exchangeable senior notes was estimated using quoted market prices obtained from brokers (Level 2). The fair value of other borrowings approximates book value based on the borrowing rates currently available for variable rate loans (Level 2).

5. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Construction-in-progress	$24,247	$4,388
Computer software	8,941	7,960
Leasehold improvements	7,192	4,587
Machinery and equipment	7,111	417
Computer equipment	6,609	5,610
Furniture and fixtures	2,254	1,897
Land and buildings	1,614	—
Subtotal	57,968	24,859
Less accumulated depreciation and amortization	(13,763)	(10,613)
Property and equipment, net	$44,205	$14,246
Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Rebates and other sales deductions	$52,861	$38,772
Employee compensation and benefits	48,437	31,829
Sales returns reserve	15,137	21,110
Royalties	9,738	6,082
Accrued interest	7,940	4,150
Professional fees	4,396	5,225
Accrued construction-in-progress	3,117	450
Other	19,850	12,100
Total accrued liabilities	$161,476	$119,718

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2013	$450,456
Goodwill arising from the Gentium Acquisition	308,642
Foreign exchange	(34,710)
Balance at September 30, 2014	$724,388

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2014				December 31, 2013
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.0	$1,541,698	$(248,191)	$1,293,507	$957,089	$(179,225)	$777,864
Manufacturing contracts	3.3	13,581	(2,346)	11,235	—	—	—
Trademarks	0.3	2,928	(2,758)	170	2,600	(2,327)	273
Total finite-lived intangible assets		1,558,207	(253,295)	1,304,912	959,689	(181,552)	778,137
Acquired IPR&D assets		245,712	—	245,712	34,259	—	34,259
Total intangible assets		$1,803,919	$(253,295)	$1,550,624	$993,948	$(181,552)	$812,396
The increase in the gross carrying amount of intangible assets as of September 30, 2014 compared to December 31, 2013 reflects the acquisition of the Gentium intangible assets, as described in Note 2, offset by the negative impact of foreign currency exchange which is primarily due to the strengthening of the U.S. dollar against the Euro and the impairment charge discussed below.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
In the nine months ended September 30, 2014, we recorded an impairment charge of $32.8 million on acquired developed technologies related to certain products acquired as part of our acquisition of EUSA Pharma Inc. in June 2012. We report sales of these products under "Other” products. The impairment charge resulted from the reorganization of our operations in Europe to focus on our hematology/oncology franchise following the Gentium Acquisition.  We determined the fair value of the acquired developed technologies using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis included future cash flow projections and a discount rate.
Based on finite-lived intangible assets recorded as of September 30, 2014, and assuming the underlying assets will not be further impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2014 (remainder)	$29,440
2015	113,009
2016	108,659
2017	108,568
2018	105,310
Thereafter	839,926
Total	$1,304,912

7. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2014	December 31, 2013
1.875% exchangeable senior notes due 2021	$575,000	$—
Unamortized discount on 1.875% exchangeable senior notes due 2021	(128,552)	—
1.875% exchangeable senior notes due 2021, net	$446,448	$—
Term loans	892,402	549,976
Other borrowings	1,934	—
Total debt	1,340,784	549,976
Less current portion	9,444	5,572
Total long-term debt	$1,331,340	$544,404
Exchangeable Senior Notes
In August 2014, we completed a private placement of $575.0 million principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes, resulting in net proceeds to us, after debt issuance costs, of $558.9 million. Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2021 Notes. The 2021 Notes mature on August 15, 2021, unless earlier exchanged, repurchased or redeemed.
The holders of the 2021 Notes have the ability to require us to repurchase all or a portion of their 2021 Notes for cash in the event Jazz Pharmaceuticals plc undergoes certain fundamental changes. Prior to August 15, 2021, we may redeem the 2021 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2021 Note additional amounts as a result of certain tax-related events. We also may redeem the 2021 Notes on or after August 20, 2018, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2021 Notes are exchangeable at an initial exchange rate of 5.0057 ordinary shares per $1,000 principal amount of 2021 Notes, which is equivalent to an initial exchange price of approximately $199.77 per ordinary share. Upon exchange, the 2021 Notes may be settled in cash, ordinary shares or a combination of cash and ordinary shares, at our election. Our intent and policy is to settle the principal amount of the 2021 Notes in cash upon exchange. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2021 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2021 Notes who elect to exchange their 2021 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to February 15, 2021, the 2021 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 2021 Notes were issued by Jazz Investments I Limited, or the Issuer, a 100%-owned finance subsidiary of Jazz Pharmaceuticals plc. The Issuer's obligations under the 2021 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the 2021 Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
In accounting for the issuance of the 2021 Notes, we separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2021 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2021 Notes using the effective interest method with an effective interest rate of 6.4% per annum. We have determined the expected life of the 2021 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated the total issuance costs incurred of $16.1 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2021 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of September 30, 2014, the carrying value of the equity component related to the 2021 Notes, net of equity issuance costs, was $126.9 million.
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
On January 23, 2014, we entered into a second amendment to the credit agreement to provide for (i) a tranche of incremental term loans in the aggregate principal amount of $350.0 million, (ii) a tranche of term loans to refinance the $554.4 million aggregate principal amount of term loans previously outstanding under the amended credit agreement, or the prior term loans, in their entirety, and (iii) a $425.0 million revolving credit facility that replaced the $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and $300.0 million of loans under the revolving credit facility, together with cash on hand, to purchase the Gentium ordinary shares and ADSs properly tendered and accepted for payment on the January 22, 2014 expiration of the initial tender offer period relating to the Gentium Acquisition. The January 2014 amendment also reduced the interest rate margins on the terms loans by 25 basis points. In August 2014, we used a portion of the net proceeds from the issuance of the 2021 Notes to repay all outstanding borrowings under the revolving credit facility.
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
The borrowers’ obligations under the current credit agreement and any hedging or cash management obligations entered into with a lender or an affiliate of a lender are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of its subsidiaries (including the Issuer) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the subsidiary guarantors’ assets.
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
Principal repayments of the term loans, which are due quarterly, began in March 2014 and are equal to 1.0% per annum of the original principal amount of $904.4 million, with any remaining balance payable on the final maturity date.
The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement also contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of September 30, 2014, and are currently in compliance with this financial covenant.
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
Deferred financing costs of $21.7 million and an original issue discount of $6.1 million were associated with modified and new debt and will be amortized to interest expense using the interest method over the life of the term loans. As of September 30, 2014, the interest rate on the term loans was 3.25% and the effective interest rate was 4.1%.
As the borrowing capacity relating to each creditor under the current revolving credit facility was greater than that under the original revolving credit facility, deferred financing costs totaling $5.4 million were associated with the new arrangement and are being amortized to interest expense on a straight-line basis over the life of the facility. As of September 30, 2014, there were no borrowings outstanding under the revolving credit facility.
Maturities
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2014 (remainder)	$2,437
2015	9,445
2016	9,450
2017	9,455
2018	868,490
Thereafter	575,275
Total	$1,474,552

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2014 and December 31, 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at September 30, 2014 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2014 (remainder)	$2,577
2015	9,989
2016	7,467
2017	4,533
2018	1,334
Thereafter	772
Total	$26,672
As of September 30, 2014, we had $25.7 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in several legal proceedings, including the following matters:
Xyrem ANDA Matters: On October 18, 2010, we received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem® (sodium oxybate) oral solution. Roxane’s initial Paragraph IV Certification alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the U.S. District Court for the District of New Jersey, or the District Court. We are seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s initial Paragraph IV Certification, but that stay has expired. Additional patents covering Xyrem have issued since the original suit against Roxane was filed, and cases involving some of these patents have been consolidated with the original action.
In December 2013, the District Court permitted Roxane to amend its answer in the consolidated case to allege additional equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the lawsuit regarding certain patents covering the distribution system for Xyrem. Although no trial date for the case has been scheduled, based on the District Court’s current scheduling order, we anticipate that trial on the patents that are not subject to the court’s stay could occur as early as the second quarter of 2015. We do not have any estimate of a possible trial date for trial on the stayed patents. The actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order or than we currently anticipate, and we cannot predict the specific timing or outcome of events in this litigation.
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
On November 21, 2013, we received a Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Par’s Paragraph IV Certification alleged that ten patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On December 27, 2013, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe our patents, including an eleventh patent listed in the Orange Book for Xyrem for which Par later sent us a Paragraph IV Certification.
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
On July 3, 2014, we received an additional Paragraph IV Certification from Par alleging that a twelfth patent listed in the Orange Book for Xyrem in June 2014 is invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On August 15, 2014, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this litigation.
On August 6, 2014, we received an additional Paragraph IV Certification from Par alleging that a thirteenth patent listed in the Orange Book for Xyrem in July 2014 is invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On October 2, 2014, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this litigation.
On June 4, 2014, we received a Paragraph IV Certification from Ranbaxy Laboratories Limited, or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Ranbaxy’s Paragraph IV Certification alleged that eleven patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Ranbaxy’s proposed generic product. On June 6, 2014, we received an amended Paragraph IV Certification from Ranbaxy adding a twelfth patent listed in the Orange Book for Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court in response to Ranbaxy’s Paragraph IV Certification seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that would infringe our patents. On August 20, 2014, we received an additional Paragraph IV Certification from Ranbaxy alleging that a thirteenth patent listed in the Orange Book for Xyrem in July 2014 is invalid, unenforceable, and/or will not be infringed by Ranbaxy’s proposed generic product. On October 2, 2014, we filed a lawsuit against Ranbaxy in the District Court in response to Ranbaxy’s Paragraph IV Certification seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this litigation.
On October 30, 2014, we received a Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Watson’s Paragraph IV Certification alleged that thirteen patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Watson’s proposed generic product.
Since late June 2014, petitions for CBM post-grant patent review by the PTAB of the USPTO have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. Trial is currently set for the third quarter of 2015, but we cannot predict the specific timing or outcome of this litigation.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in the California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to a $10.5 million and an additional $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. In March 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. In July 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside of the scope of the arbitration clause in the applicable contract. That ruling was affirmed by the California Court of Appeal in January 2014, and the case was remanded to Superior Court for discovery and trial. Trial has been scheduled for October 2015. We cannot predict the specific timing or outcome of this litigation.
Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with the Gentium Acquisition.  The lawsuit, captioned Xavion Jyles, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al., names Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleges, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and ADSs at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. The lawsuit seeks, among other relief, class action status, rescission, and unspecified costs, attorneys’ fees and other expenses. Since the initial filing, a lead plaintiff was named for the class, and the case has been recaptioned Adjit Sodhi, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al. Only one individual defendant has been served, and the defendant has moved to dismiss the suit. We cannot predict the specific timing or outcome of this litigation.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
We have not previously submitted pricing data for two radiopharmaceutical products, ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection), for Medicaid and 340B programs.  We have been engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  For ProstaScint, we plan to begin making any required reports when CMS issues guidance on any requirements and reporting methodologies.  We sold Quadramet to a third party in December 2013, but have retained any liabilities related to sales of the product during prior periods.  In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet.  We are currently unable to predict whether price reporting and rebates will be required for ProstaScint and Quadramet and, if so, for what period they will be required.  The initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet could result in retroactive 340B ceiling price liability for these two products as well as prospective 340B ceiling price obligations for ProstaScint. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2014	$1,295,534	$—	$1,295,534
Noncontrolling interests from the Gentium Acquisition	—	136,578	136,578
Acquisition of noncontrolling interests	(1,529)	(135,421)	(136,950)
Issuance of 1.875% exchangeable senior notes due 2021	126,862	—	126,862
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans and warrant exercises	48,452	—	48,452
Employee withholding taxes related to share-based awards	(17,306)	—	(17,306)
Share-based compensation	50,919	—	50,919
Tax benefit from employee share options	4,075	—	4,075
Shares repurchased	(29,973)	—	(29,973)
Other comprehensive loss	(113,286)	(7)	(113,293)
Net loss	(23,225)	(1,060)	(24,285)
Shareholders' equity at September 30, 2014	$1,340,523	$90	$1,340,613

Jazz Pharmaceuticals plc
Shareholders' equity at January 1, 2013	$1,121,292
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans and warrant exercises	23,577
Employee withholding taxes related to share-based awards	(5,303)
Share-based compensation	31,855
Tax benefit from employee share options	82
Shares repurchased	(102,397)
Other comprehensive income	13,576
Net income	161,019
Shareholders' equity at September 30, 2013	$1,243,701
 Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the current credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. In the nine months ended September 30, 2014, we spent a total of $30.0 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $131.88 per share. All ordinary shares repurchased by us were canceled. As of September 30, 2014, the remaining amount authorized under the share repurchase program was $33.6 million excluding commissions.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$56,153	$56,153
Other comprehensive loss	(113,286)	(113,286)
Balance at September 30, 2014	$(57,133)	$(57,133)

During the nine months ended September 30, 2014, other comprehensive loss reflects foreign currency translation adjustments which are primarily due to the strengthening of the U.S. dollar against the Euro.

10. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative	$14,834	$9,354	$40,051	$25,898
Research and development	3,177	1,931	8,862	4,453
Cost of product sales	240	591	1,705	1,788
Total share-based compensation expense, pre-tax	18,251	11,876	50,618	32,139
Tax benefit from share-based compensation expense	(5,469)	(3,502)	(15,171)	(9,850)
Total share-based compensation expense, net of tax	$12,782	$8,374	$35,447	$22,289
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares underlying options granted (in thousands)	135	105	942	1,277
Grant date fair value	$51.73	$37.17	$60.40	$28.49
Black-Scholes option pricing model assumption information:
Volatility	42%	57%	45%	59%
Expected term (years)	4.3	4.4	4.3	4.4
Range of risk-free rates	1.3-1.4%	1.0-1.4%	1.1-1.4%	0.5-1.4%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
RSUs granted (in thousands)	68	46	459	568
Grant date fair value	$145.58	$80.35	$160.00	$60.73
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is recognized as expense ratably over the vesting period of four years.
As of September 30, 2014, compensation cost not yet recognized related to unvested share options and RSUs was $74.7 million and $78.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.6 years, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Xyrem® (sodium oxybate) oral solution	$204,337	$153,664	$556,081	$404,932
Erwinaze® (asparaginase Erwinia chrysanthemi)/Erwinase®	52,121	44,078	146,910	130,754
Defitelio® (defibrotide)/defibrotide	18,892	—	51,345	—
Prialt® (ziconotide) intrathecal infusion	6,282	11,046	16,422	20,726
Psychiatry	10,833	10,679	32,431	40,093
Other	11,942	10,919	35,304	35,097
Product sales, net	304,407	230,386	838,493	631,602
Royalties and contract revenues	2,177	1,774	6,240	5,047
Total revenues	$306,584	$232,160	$844,733	$636,649
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$264,719	$209,299	$727,200	$577,484
Europe	32,578	19,332	87,608	46,769
All other	9,287	3,529	29,925	12,396
Total revenues	$306,584	$232,160	$844,733	$636,649
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Express Scripts	67%	66%	66%	63%
Accredo	14%	16%	14%	17%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	September 30, 2014	December 31, 2013
Ireland	$24,572	$5,799
Italy	9,146	—
United States	9,143	7,734
Other	1,344	713
Total long-lived assets	$44,205	$14,246

13. Income Taxes
Our income tax provision for the three and nine months ended September 30, 2014 was $24.2 million and $60.6 million, respectively, compared to $18.3 million and $59.6 million for the same periods in 2013. Our effective tax rates for the three and nine months ended September 30, 2014 were 48.5% and 166.9%, respectively. After adjusting the income before income tax provision for the three months ended September 30, 2014 by excluding an upfront payment of $75.0 million for rights to defibrotide in the Americas, the effective tax rate on the resulting income before income tax provision for the three months ended September 30, 2014 was 19.4%, compared to 19.6% for the same period in 2013. After adjusting the income before income tax provision for the nine months ended September 30, 2014 by excluding a total of $202.0 million in upfront and milestone payments for rights to JZP-110 and to defibrotide in the Americas, the effective tax rate on the resulting income before income tax provision for the nine months ended September 30, 2014 was 25.4%, compared to 27.0% for the same period in 2013. The decreases in the effective tax rates, after excluding the upfront and milestone payments, for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to changes in income mix among the various jurisdictions in which we operate, changes in U.S. state valuation allowances and reductions in tax rates in certain jurisdictions.  The effective tax rates for the three and nine months ended September 30, 2014 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available and various expenses not deductible for tax purposes, partially offset by changes in U.S. state valuation allowances and reductions in tax rates in certain jurisdictions. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Our deferred tax assets are comprised primarily of U.S. federal and state net operating loss carryforwards and tax credit carryforwards, foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain U.S. state and foreign deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in Ireland, in the United States (both at the federal level and in various state jurisdictions) and in certain other foreign jurisdictions, all of which typically have three to four tax years open at any point in time. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2012 and 2013 and by the U.S. Internal Revenue Service for fiscal year 2010. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change within the next 12 months.

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
We continue to focus on the execution of our strategy and have made significant progress in the first nine months of 2014. In the three and nine months ended September 30, 2014, our total net product sales increased by 32% and 33%, respectively, compared to the same periods in 2013, primarily from sales of our lead marketed products, Xyrem® (sodium oxybate) oral solution and Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States and from the addition of defibrotide, marketed under the name Defitelio® (defibrotide) in Europe, to our product portfolio. Sales of Xyrem increased 33% and 37% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Sales of Erwinaze/Erwinase increased 18% and 12% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Total product sales will increase in 2014 over 2013 primarily due to growth in sales of Xyrem and Erwinaze and the addition of sales of defibrotide.
We acquired Defitelio/defibrotide as a result of our acquisition of a controlling interest in Gentium S.p.A., or Gentium, which acquisition we refer to as the Gentium Acquisition. Our aggregate acquisition cost for the Gentium Acquisition to date is $994.0 million, comprising cash payments of $1,011.1 million offset by proceeds from the exercise of Gentium share options of $17.1 million.
In October 2013, the European Commission granted marketing authorization for Defitelio under exceptional circumstances for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation, or HSCT, therapy. We commenced the launch of Defitelio in certain countries in Europe in March 2014, and as of October 2014, Defitelio has been launched in Germany, Austria, Italy (with reimbursement under Law 648/96), the United Kingdom and several Nordic countries.  We expect to launch Defitelio in additional European countries on a rolling basis during the remainder of 2014 and in 2015 and are engaged in pricing and reimbursement submissions in preparation for these planned launches. We intend to eventually promote Defitelio in all European markets where it has marketing authorization. In addition, we expect to continue to provide patients access to defibrotide in countries where it is not commercially available through continuation of an expanded access treatment protocol that is open under an investigational new drug application in the United States and on a named patient basis elsewhere.
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. We acquired these rights from Sigma-Tau in August 2014, paying Sigma-Tau an upfront payment of $75.0 million. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the U.S. Food and Drug Administration, or FDA, of the first new drug application, or NDA, for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. We funded the upfront payment with cash on hand.
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
Pain: Prialt® (ziconotide) intrathecal infusion, the only non-opioid intrathecal analgesic indicated for the management of severe chronic pain for patients who are intolerant of or refractory to other treatments; and
Psychiatry: A portfolio of products, including FazaClo® (clozapine, USP) HD and FazaClo LD orally disintegrating clozapine tablets and Versacloz® (clozapine) oral suspension, each indicated for treatment-resistant schizophrenia and for reducing the risk of recurrent suicidal behavior in patients with schizophrenia or schizoaffective disorders.
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

•
JZP-110. JZP-110 is a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy. We also intend to pursue development of JZP-110 for EDS in patients with obstructive sleep apnea. Based on feedback from the FDA on our development plans for JZP-110, we are currently conducting one additional preclinical study. We expect to commence our planned Phase 3 clinical program in the first half of 2015, subject to the availability of clinical trial materials. In January 2014, we acquired from Aerial BioPharma LLC, or Aerial, the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights, with an upfront payment totaling $125.0 million.

•
JZP-386. JZP-386 is a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, which we licensed from Concert Pharmaceuticals, Inc. We have conducted preclinical research and development work on JZP-386 for potential use in patients with narcolepsy. We submitted an investigational medicinal product dossier, or IMPD, for JZP-386 in Europe at the end of 2013 and received approval of the IMPD in January 2014. In July 2014, we initiated our first study of JZP-386 in humans to evaluate the safety, pharmacokinetics and pharmacodynamics of the compound. Enrollment in this study has completed.

•
Xyrem. While in many patients narcolepsy can begin during childhood and adolescence, there is limited information on the treatment of pediatric narcolepsy patients with Xyrem. We have worked with the FDA and several leading specialists to design a clinical study to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. We initiated clinical sites for this study in the third quarter of 2014.

In the hematology/oncology area, we also have a number of ongoing and planned clinical studies.

•
Erwinaze. In the second quarter of 2014, we initiated a clinical trial to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase. In 2013, we also completed a pharmacokinetic clinical trial of the intravenous administration of Erwinaze in North America. We submitted the data collected in the study, which met the primary endpoint, as a supplemental biologic license application, or sBLA, to allow intravenous administration of Erwinaze. The sBLA was accepted for filing by the FDA in April 2014. The Prescription Drug User Fee Act, or PDUFA, date for an FDA decision on the sBLA is December 28, 2014.

•
JZP-416 (formerly known as Asparec). We are conducting a Phase 1 clinical trial in Europe of JZP-416 (pegcrisantaspase), the PEGylated recombinant Erwinia chrysanthemi L-asparaginase, being developed for the treatment of patients with ALL who are hypersensitive to E. coli-derived asparaginase. In June 2013, the FDA granted Fast Track designation to the investigation of JZP-416 for the treatment of ALL. After reviewing our development plans with the FDA, in the third quarter of 2014, we initiated our first study of JZP-416 in children in a pivotal Phase 2 trial in North America.

•
LeukotacTM (inolimomab). We are conducting a Phase 3 clinical trial in Europe of Leukotac, an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute GvHD. We completed enrollment for this study in March 2014 and expect to receive preliminary data before mid-2015.

We are also engaged in activities related to the potential approval of defibrotide in the United States. A prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. We held pre-NDA meetings with the FDA in August 2014 relating to our plans for the submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy. Based on these meetings and in light of the current status of our acquisition and remediation of key information to be included in the data package for the NDA, we plan to initiate a rolling submission of an NDA to the FDA by the end of 2014 and to complete the submission in the first half of 2015, and we do not expect to be required to complete any additional clinical trials prior to the completion of the NDA submission. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD.
For 2014 and beyond, we expect that our research and development expenses will increase substantially from historical levels, particularly as we initiate our various planned clinical trials.
In addition, through the Gentium Acquisition, we acquired a manufacturing facility that produces active pharmaceutical ingredients, including defibrotide, the drug substance in Defitelio, and in February 2014 we announced we commenced construction of a manufacturing and development facility in Ireland.
In June 2012, we entered into a credit agreement that provided for $475.0 million principal amount of term loans and a $100.0 million revolving credit facility. The proceeds from the term loans were used to partially finance our acquisition of EUSA Pharma Inc., or the EUSA Acquisition, in June 2012. In June 2013, we amended the credit agreement to provide for $557.2 million principal amount of term loans and a new revolving credit facility of $200.0 million that replaced the $100.0 million revolving credit facility. We used a portion of the proceeds from the new term loans to refinance in full the $457.2 million principal amount of term loans outstanding under the credit agreement prior to the amendment. In January 2014, in connection with the Gentium Acquisition, we further amended the credit agreement to provide for a tranche of incremental term loans in the aggregate principal amount of $350.0 million, a tranche of term loans that refinanced the approximately $554.4 million principal amount of term loans outstanding prior to this amendment, and a $425.0 million revolving credit facility that replaced the $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and $300.0 million of loans under the revolving credit facility, together with cash on hand, to purchase Gentium ordinary shares and ADSs.
In August 2014, we completed a private placement of $575.0 million aggregate principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes, to several investment banks acting as initial purchasers who subsequently resold the 2021 Notes to qualified institutional buyers. The net proceeds from this offering were approximately $558.9 million, after deducting initial purchasers’ discounts and related offering expenses. We used a portion of the net proceeds from this offering to repay outstanding borrowings under the revolving credit facility provided for under our current credit agreement and intend to use the remainder of the net proceeds for general corporate purposes, including potential business development activities. For a more detailed discussion regarding our 2021 Notes, see “Liquidity and Capital Resources” below.
In 2013, we initiated purchases under a share repurchase program for up to $200 million of our ordinary shares. As of September 30, 2014, we had spent a total of $166.5 million, including commissions, to repurchase our ordinary shares under this program.
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
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy in 2014. For example, while we now have a more diversified product portfolio than in the past, our financial results remain significantly influenced by sales of Xyrem, which accounted for 67.1% and 66.3% of our net product sales in the three and nine months ended September 30, 2014, respectively, and 65.8% of our net product sales for the year ended December 31, 2013. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients. For example, in April 2014, we updated our Xyrem label in consultation with the FDA to include additional information for using Xyrem safely and effectively, specifically a recommendation to reduce the dose of Xyrem when used concomitantly with divalproex sodium, which is based on data from a drug interaction study we conducted. In July 2014, the U.S. Patent and Trademark Office, or USPTO, issued us a method of use patent relating to the safety information that was added to our Xyrem label. We have listed this new patent in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, five abbreviated new drug applications, or ANDAs, have been filed with the FDA by third parties seeking to market generic versions of Xyrem, including the most recent in the fourth quarter of 2014. We have initiated lawsuits against four of the third parties, and the litigation proceedings are ongoing; we intend to initiate a lawsuit against the fifth third party. We cannot predict the timing or outcome of these proceedings. Although no trial date has been scheduled in the lawsuit against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, we anticipate that trial on some of the patents in that case could occur as early as the second quarter of 2015. In addition, since late June 2014, petitions for covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the USPTO have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are continuing our efforts on various regulatory matters, including updating documents that we have submitted to the FDA on our risk management and controlled distribution system for Xyrem, which we refer to as the Xyrem Risk Management Program. We have not reached agreement with the FDA on certain significant terms of our risk evaluation and mitigation strategies, or REMS, documents for Xyrem. In late 2013, the FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Among other things, we disagree with the FDA’s position in the late 2013 notice that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system. Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014, and our dispute is currently subject to further supervisory review at the next administrative level of the FDA. We have received an interim response from the FDA in which the FDA has requested additional information. We expect to provide the requested information and receive the FDA’s response to this further appeal in the fourth quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to face pressure to license or share our Xyrem Risk Management Program, which is the subject of multiple issued patents, or elements of our Xyrem Risk Management Program, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate). The parties have had numerous interactions with respect to a single shared system REMS since the initial meeting, and we expect the interactions to continue. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared system REMS for Xyrem (sodium oxybate), licensing or sharing our REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license.
Sales of our second largest product, Erwinaze/Erwinase continue to grow. Sales of Erwinaze/Erwinase accounted for 17.1% and 17.5% of our total net product sales in the three and nine months ended September 30, 2014, respectively, and 20.1% of our total net product sales for the year ended December 31, 2013. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing research and development activities. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We maintain limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. For example, in 2013, we experienced a temporary disruption of supply of Erwinase in the European market due to the failure of a batch to meet certain specifications. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
In furtherance of our growth strategy, we have made a significant investment in Defitelio. We added the product to our portfolio as a result of the Gentium Acquisition and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, we may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. A key challenge to our success in commercializing Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where we have not yet launched Defitelio, including in countries where pricing and reimbursement approvals are required for launch. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, our growth prospects in Europe could be negatively affected.
With respect to our planned submission of an NDA for defibrotide in the United States, we may be unable to acquire and remediate key information in the data package in a timely manner, which would delay our planned NDA submission, and we may be unable to otherwise obtain regulatory approval of defibrotide in the United States in a timely manner, if at all. We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients who undergo HSCT therapy and develop severe VOD, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for indications in addition to the treatment of severe VOD in adults and children undergoing HSCT therapy. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience, or ADE, reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 ADEs reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the Form FDA 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters that may be identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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

•
delays or problems in the supply or manufacture of our products, particularly with respect to certain products as to which we maintain limited inventories, including products for which our supply demands are growing, and our dependence on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies;

•
the need to obtain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the United States and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the United States in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by third party payors;

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

•
the risks associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses, including the acquired Gentium business, with our historic business, the increase in geographic dispersion among our centers of operation, taking on the operation of a manufacturing plant as a result of the Gentium Acquisition and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such acquisition transactions;

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

•	our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and

•	possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased significantly in 2014.
All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents revenues and expenses for the three and nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 (1)	2013	Increase	2014 (1)	2013	Increase
Product sales, net	$304,407	$230,386	32%	$838,493	$631,602	33%
Royalties and contract revenues	2,177	1,774	23%	6,240	5,047	24%
Cost of product sales (excluding amortization of acquired developed technologies and intangible asset impairment)	26,994	24,252	11%	88,610	76,503	16%
Selling, general and administrative	93,501	74,970	25%	300,420	223,004	35%
Research and development	22,423	11,826	90%	60,622	27,823	118%
Acquired in-process research and development	75,000	988	N/A(2)	202,000	4,988	N/A(2)
Intangible asset amortization	30,630	19,564	57%	94,607	58,518	62%
Intangible asset impairment	—	—	—%	32,806	—	N/A(2)
Interest expense, net	14,530	6,202	134%	36,035	20,743	74%
Foreign currency (gain) loss	(6,483)	614	N/A(2)	(6,680)	728	N/A(2)
Loss on extinguishment and modification of debt	—	—	—%	—	3,749	N/A(2)
Income tax provision	24,221	18,335	32%	60,598	59,574	2%
Net income (loss) attributable to noncontrolling interests, net of tax	2	—	N/A(2)	(1,060)	—	N/A(2)
_____________________________

(1)	Our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.

(2)	Comparison to prior period not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three and nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Xyrem	$204,337	$153,664	33%	$556,081	$404,932	37%
Erwinaze/Erwinase	52,121	44,078	18%	146,910	130,754	12%
Defitelio/defibrotide	18,892	—	N/A(1)	51,345	—	N/A(1)
Prialt	6,282	11,046	(43%)	16,422	20,726	(21%)
Psychiatry	10,833	10,679	1%	32,431	40,093	(19)%
Other	11,942	10,919	9%	35,304	35,097	1%
Product sales, net	304,407	230,386	32%	838,493	631,602	33%
Royalties and contract revenues	2,177	1,774	23%	6,240	5,047	24%
Total revenues	$306,584	$232,160	32%	$844,733	$636,649	33%
_____________________________

(1)	Comparison to prior period not meaningful since our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.

Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  Price increases were instituted in February 2014 and August 2014 based on market analyses. Xyrem product sales volume increased by 9% in both the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The sales volume increases in both periods were driven by an increase in the average number of patients on Xyrem which includes both new patients and active patients who remained on Xyrem therapy. Erwinaze/Erwinase product sales increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to increases in sales volume and to a lesser extent, price increases instituted in January 2014 and July 2014. The sales volume increases in both periods were driven primarily by a growth in new treatment sites prescribing Erwinaze as well as existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase. Defitelio/defibrotide product sales in the three and nine months ended September 30, 2014, beginning from the closing of the Gentium Acquisition on January 23, 2014, were $18.9 million and $51.3 million, respectively. On a pro forma basis, Defitelio/defibrotide product sales in the three and nine months ended September 30, 2014 were $18.9 million and $54.2 million, respectively, compared with $13.1 million and $31.8 million, respectively, in the same periods in 2013. On a pro forma basis, Defitelio/defibrotide product sales increased in the three months ended September 30, 2014 compared to the same period in 2013 as we continue to transition to commercial pricing in countries where the product has been launched.  On a pro forma basis, Defitelio/defibrotide product sales increased in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to territory-specific price increases instituted in April 2013 and commercial pricing in launch territories. Until commencement of the commercial launch of Defitelio in Europe in March 2014, we provided, and continue to provide, access to defibrotide to patients in countries where it is not commercially available. We expect to see growth in sales of Defitelio/defibrotide in 2014 over 2013 as the commercial launch continues in Europe. Prialt product sales decreased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to the timing of shipments to our European distributor for Prialt, which in 2013 occurred in the three months ended September 30, 2013. Excluding the impact of the timing of these shipments, Prialt product sales were consistent year-over-year. Psychiatry product sales in the three months ended September 30, 2014 were in line with the same period in 2013. Psychiatry product sales decreased in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the launch of a generic version of Luvox CR in March 2013 and, to a lesser extent, the continued impact of the sale of the authorized generic product for FazaClo LD. Total product sales will increase in 2014 over 2013, primarily due to growth in sales of Xyrem and Erwinaze/Erwinase and the inclusion of Defitelio/defibrotide product sales, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to increased royalties in relation to our out-licensed products. We expect royalties and contract revenues to increase slightly in 2014 compared to 2013.

Cost of Product Sales
Cost of product sales increased by $2.7 million in the three months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in net sales. Cost of product sales increased by $12.1 million in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in acquisition accounting inventory fair value step-up adjustments of $7.3 million and, to a lesser extent, due to an increase in net sales. Gross margin as a percentage of net product sales was 91.1% and 89.4% in the three and nine months ended September 30, 2014, respectively, compared to 89.5% and 87.9% for the same periods in 2013. The increases in our gross margin percentage in both periods were primarily due to a change in product mix, in particular, the addition of Defitelio/defibrotide. We expect our gross margin percentage to increase slightly in 2014 compared to 2013, primarily driven by a change in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 by $18.5 million and $77.4 million, respectively, primarily due to increases in salary and benefit related expenses (including share-based compensation expense) of $13.1 million and $38.1 million, respectively, driven by increased headcount primarily due to our expanded business and the Gentium Acquisition, increases in sales and promotional expenses of $5.2 million and $18.3 million, respectively, increases in professional services expenses of $3.5 million and $14.0 million, respectively, and an increase in transaction and integration expenses of $20.5 million in the nine months ended September 30, 2014, partially offset by a $5.0 million and $12.9 million change in fair value of contingent consideration in the three and nine months ended September 30, 2013, respectively, in connection with the EUSA Acquisition in 2012 in which we agreed to make a contingent payment of $50.0 million in cash if Erwinaze achieved net sales in the United States of $124.5 million or more in 2013. Selling, general and administrative expenses will be higher in 2014 than in 2013 due to increased headcount to support our larger, global organization, an increase in sales and marketing expenses, including direct marketing spend on key products, and the inclusion of expenses resulting from the Gentium Acquisition, including launch expenses for Defitelio.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clinical studies and outside services	$10,535	$4,920	$29,287	$10,154
Personnel expenses	9,201	5,989	25,166	15,328
Other	2,687	917	6,169	2,341
Total	$22,423	$11,826	$60,622	$27,823
Research and development expenses increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 by $10.6 million and $32.8 million, respectively. Clinical studies and outside services costs increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 by $5.6 million and $19.1 million, respectively, primarily due to an increase in costs incurred to develop sleep and hematology/oncology product candidates including, but not limited to, JZP-386, JZP-110 and JZP-416, as well as the addition of costs related to development programs for defibrotide. We also incurred increased costs related to the development of line extensions for existing products and the generation of additional clinical data. Personnel expenses increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 by $3.2 million and $9.8 million, respectively, due to an increase in headcount, primarily driven by the Gentium Acquisition.
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

Acquired In-Process Research and Development
In 2014, we acquired the rights to defibrotide in the Americas from Sigma-Tau for an upfront payment of $75.0 million and the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK retained rights, for an upfront payment of $125.0 million to Aerial. We also paid a $2.0 million milestone to SK which was triggered on assignment of the JZP-110 rights from Aerial to us. In 2013, we incurred $4.0 million in upfront license fees in connection with our licensing of JZP-386 and $1.0 million in license fees with respect to JZP-416.
Intangible Asset Amortization
Intangible asset amortization increased by $11.1 million and $36.1 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to the Gentium Acquisition. We acquired finite-lived intangible assets of $734.4 million in connection with the Gentium Acquisition that are expected to be amortized over their weighted-average useful economic lives of approximately 16 years. Amortization expense will be significantly higher in 2014 than in 2013 due to the inclusion of amortization expense of approximately $46 million related to the intangible assets we acquired in the Gentium Acquisition.
Intangible Asset Impairment
In the nine months ended September 30, 2014, we recorded an impairment charge of $32.8 million on acquired developed technologies related to certain products acquired as part of the EUSA Acquisition. We report sales of these products under “Other” products. The impairment charge resulted from the reorganization of our operations in Europe to focus on our hematology/oncology franchise following the Gentium Acquisition.
Interest Expense, Net
Interest expense, net increased by $8.3 million and $15.3 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to a larger debt balance, partially offset by a decrease in interest rates associated with our long-term debt under our current credit agreement. In January 2014, in connection with the Gentium Acquisition, we incurred an additional $650.0 million in secured debt, comprising $350.0 million of incremental term loans and $300.0 million of loans under the revolving credit facility. As of September 30, 2014, $897.6 million principal amount was outstanding on our term loans and the interest rate was 3.25%. In August 2014, we issued $575.0 million principal amount of 2021 Notes, which remained outstanding at September 30, 2014. We used a portion of the net proceeds from the issuance of the 2021 Notes to repay outstanding borrowings under the revolving credit facility. Interest expense will be higher in 2014 than in 2013 due to the increase in our debt balance.
Foreign Currency Gain (Loss)
In the three and nine months ended September 30, 2014, the foreign currency gain primarily related to the translation of Euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Loss on Extinguishment and Modification of Debt
In the nine months ended September 30, 2013, we recorded a loss of $3.7 million in connection with a refinancing of term loans in June 2013, which was comprised of $2.7 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $1.0 million related to new third party fees associated with the modification of existing debt.

Income Tax Provision
Our income tax provision for the three and nine months ended September 30, 2014 was $24.2 million and $60.6 million, respectively, compared to $18.3 million and $59.6 million for the same periods in 2013. Our effective tax rate for the three and nine months ended September 30, 2014 was 48.5% and 166.9%, respectively. After adjusting the income before income tax provision for the three months ended September 30, 2014 by excluding an upfront payment of $75.0 million for rights to defibrotide in the Americas, the effective tax rate on the resulting income before income tax provision for the three months ended September 30, 2014 was 19.4%, compared to 19.6% for the same period in 2013. After adjusting the loss before income tax provision for the nine months ended September 30, 2014 by excluding a total of $202.0 million in upfront and milestone payments for rights to JZP-110 and defibrotide in the Americas, the effective tax rate on the resulting income before income tax provision for the nine months ended September 30, 2014 was 25.4%, compared to 27.0% for the same period in 2013. The decreases in the effective tax rates, after excluding the upfront and milestone payments, for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to changes in income mix among the various jurisdictions in which we operate, changes in U.S. state valuation allowances and reductions in tax rates in certain jurisdictions.  The effective tax rates for the three and nine months ended September 30, 2014 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available and various expenses not deductible for tax purposes, partially offset by changes in U.S. state valuation allowances and reductions in tax rates in certain jurisdictions. No provision for income tax in Ireland has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.
Net Income (Loss) Attributable to Noncontrolling Interests, Net of Tax
Net income (loss) attributable to noncontrolling interests, net of tax relates to the portion of the net income (loss) of Gentium not attributable, directly or indirectly, to our ownership interest. The net loss attributable to noncontrolling interests, net of tax was $1.1 million for the nine months ended September 30, 2014.

Non-GAAP Financial Measures
To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time-to-time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. Because of the non-standardized definitions, the non-GAAP financial measures used in this report may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. Adjusted net income measures attributable to Jazz Pharmaceuticals plc (and the related per share measures) exclude from GAAP net income (loss) attributable to Jazz Pharmaceuticals plc (and the related per share measures), as applicable, intangible asset amortization, share-based compensation expense, intangible asset impairment, upfront and milestone payments, transaction and integration costs, acquisition accounting inventory fair value step-up adjustments, restructuring charges, change in fair value of contingent consideration, depreciation expense, loss on extinguishment and modification of debt, and non-cash interest expense; adjust the income tax provision to the estimated amount of taxes payable in cash; and adjust for the amount attributable to noncontrolling interests.

Reconciliations of GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc	$25,766	$75,409	$(23,225)	$161,019
Intangible asset amortization	30,630	19,564	94,607	58,518
Share-based compensation expense	18,251	11,876	50,618	32,139
Intangible asset impairment	—	—	32,806	—
Upfront and milestone payments	75,000	988	202,000	4,988
Transaction and integration costs	878	113	23,518	1,846
Acquisition accounting inventory fair value step-up adjustments	—	512	10,477	3,143
Restructuring charges	—	—	—	1,457
Change in fair value of contingent consideration	—	5,000	—	12,900
Depreciation	1,868	895	5,037	2,065
Loss on extinguishment and modification of debt	—	—	—	3,749
Non-cash interest expense	4,065	1,083	7,603	3,505
Income tax adjustments (1)	(10,649)	(6,043)	(27,493)	(3,198)
Adjustments for amount attributable to noncontrolling interests (2)	(2)	—	(1,504)	—
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc	$145,807	$109,397	$374,444	$282,131

GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share	$0.41	$1.23	$(0.39)	$2.62
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share	$2.33	$1.78	$5.99	$4.59
Shares used in computing GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,680	61,519	59,457	61,532
Shares used in computing non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,680	61,519	62,532	61,532
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(2)	The noncontrolling interests’ share of the above adjustments, as applicable.

Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $575.0 million, borrowing availability under the revolving credit facility of $425.0 million and long-term debt of $1.5 billion. Our long-term debt included $897.6 million aggregate principal amount of term loans, $575.0 million principal amount of the 2021 Notes and other borrowings of $1.9 million. We generated cash flows from operations of $273.3 million during the nine months ended September 30, 2014 and we expect to continue to generate positive cash flows from operations during 2014.
In January 2014, we amended our credit agreement to provide for $350.0 million of incremental term loans, a tranche of term loans that refinanced the approximately $554.4 million aggregate principal amount of term loans previously outstanding, and a $425.0 million revolving credit facility that replaced our $200.0 million revolving credit facility. We used the proceeds from the incremental term loans and loans under the revolving credit facility, together with cash on hand, to purchase approximately 98% of the outstanding and fully diluted Gentium ordinary shares and ADSs. In June 2014 and August 2014, we acquired a further 1.8% interest in Gentium. Our aggregate acquisition cost for the Gentium Acquisition to date is $994.0 million, comprising cash payments of $1,011.1 million offset by proceeds from the exercise of Gentium share options of $17.1 million. In August 2014, we completed the private placement of the 2021 Notes resulting in net proceeds to us, after debt issuance costs, of $558.9 million. We used a portion of the net proceeds from the issuance of the 2021 Notes to repay outstanding borrowings under the revolving credit facility provided for under our current credit agreement and intend to use the remainder of the net proceeds for general corporate purposes, including potential business development activities.

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
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200.0 million, exclusive of any brokerage commissions. The authorization became effective immediately and has no set expiration date. Under this authorization, we may repurchase our ordinary shares through open market purchases, privately negotiated purchases or a combination of these transactions. The timing and amount of repurchases depends on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the current credit agreement, corporate and regulatory requirements and market conditions. Share repurchases may be suspended or discontinued at any time without prior notice. In the nine months ended September 30, 2014, we spent a total of $30.0 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $131.88 per share. All ordinary shares repurchased were canceled. As of September 30, 2014, the remaining amount authorized under the share repurchase program was $33.6 million.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$273,344	$209,397
Net cash used in investing activities	(1,053,475)	(13,162)
Net cash provided by financing activities	721,474	4,867
Effect of foreign currency exchange rates on cash and cash equivalents	(2,807)	164
Net increase (decrease) in cash and cash equivalents	$(61,464)	$201,266
Net cash provided by operating activities of $273.3 million for the nine months ended September 30, 2014 related to a net loss of $24.3 million, adjusted for upfront and milestone payments totaling $202.0 million in respect of our acquisition of rights to JZP-110 and to defibrotide in the Americas and non-cash items of $156.3 million primarily related to intangible asset amortization and impairment, share-based compensation expense and acquisition accounting inventory fair value step-up adjustments. This was partially offset by $60.7 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $50.7 million in our accounts receivable primarily due to an increase in sales and and $14.9 million in respect of the payment of the contingent consideration in connection with the EUSA Acquisition. Net cash provided by operating activities of $209.4 million for the nine months ended September 30, 2013 related to net income of $161.0 million, adjusted for non-cash items of $105.7 million primarily related to intangible asset amortization and share-based compensation expense and upfront license fees of $5.0 million in respect of acquired in-process research and development. This was partially offset by $57.3 million of net cash outflow related to changes in operating assets and liabilities which included an increase in accounts receivable of $37.6 million primarily related to a pre-negotiated change in payment terms with a large customer in connection with the elimination of a prompt pay discount, as well as the impact of income tax payments. The revised payment terms will continue to result in higher accounts receivable balances in future periods that will reduce net cash from operating activities in those periods. However, we do not anticipate that the change in payment terms will result in potential collectability difficulties, nor do we expect that the change will materially impact our liquidity.
Net cash used in investing activities for the nine months ended September 30, 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and to defibrotide in the Americas and, to a lesser extent, purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2013 primarily related to purchases of property and equipment and the acquisition of JZP-386 and, to a lesser extent, purchases of intangible assets.
Net cash provided by financing activities for the nine months ended September 30, 2014 primarily related to net proceeds of $1,195.4 million from our long-term debt and proceeds of $48.5 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by $300.0 million used to repay outstanding borrowings under the revolving credit facility, $137.0 million for the acquisition of noncontrolling interests in Gentium, $35.1 million in respect of the payment of the contingent consideration in connection with the EUSA Acquisition and $30.0 million used to repurchase our ordinary shares under our share repurchase program. Net cash provided by financing activities for the nine months ended September 30, 2013 primarily related to net proceeds of $553.4 million from term loans and proceeds of $23.6 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by repayments totaling $464.5 million for the full principal amount outstanding under term loans and $102.4 million used to repurchase our ordinary shares under our share repurchase program.
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
As a result of the June 2013 amendment, the interest rate margins on the term loans and the revolving loans were reduced by 150 basis points, and as a result of the January 2014 amendment, the interest rate margins on the terms loans were reduced by a further 25 basis points. The term loans under the current credit agreement bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.50% per annum (subject to a 1.75% prime rate floor). Borrowings under the current revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50%

based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. As of September 30, 2014, the interest rates on the outstanding term loans was 3.25%.
Certain of our wholly-owned subsidiaries are borrowers under the credit agreement. The borrowers’ obligations under the credit agreement, and any hedging or cash management obligations entered into with a lender or an affiliate of a lender, are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of its subsidiaries (including the issuer of the 2021 Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
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
Principal repayments of the term loans, which are due quarterly, began in March 2014 and are equal to 1.0% per annum of the original principal amount of $904.4 million, with any remaining balance payable on the final maturity date.
Our credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement also contains a financial covenant that requires us and our restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of September 30, 2014, and are currently in compliance with this financial covenant.
2021 Notes
In August 2014, Jazz Pharmaceuticals plc, through its wholly-owned finance subsidiary Jazz Investments I Limited, completed a private placement of $575.0 million principal amount of 2021 Notes. The 2021 Notes are the senior unsecured obligations of Jazz Investments I Limited and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2021 Notes. The 2021 Notes mature on August 15, 2021, unless earlier exchanged, repurchased or redeemed.
The holders of the 2021 Notes have the ability to require us to repurchase all or a portion of their 2021 Notes for cash in the event we undergo certain fundamental changes, such as a specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from the NASDAQ Global Select Market. Prior to August 15, 2021, we may redeem the 2021 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2021 Notes additional amounts as a result of certain tax-related events. We also may redeem the 2021 Notes on or after August 20, 2018, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2021 Notes are exchangeable at an initial exchange rate of 5.0057 ordinary shares per $1,000 principal amount of 2021 Notes, which is equivalent to an initial exchange price of approximately $199.77 per ordinary share. Upon exchange, the 2021 Notes may be settled in cash, ordinary shares or a combination of cash and ordinary shares, at our election. Our intent and policy is to settle the principal amount of the 2021 Notes in cash upon exchange. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2021 Notes or upon our issuance of a notice of redemption, we will increase the exchange rate for holders of the 2021 Notes who elect to exchange their 2021 Notes in connection with that make-whole fundamental change or during the related redemption period in certain circumstances. Prior to February 15, 2021, the 2021 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$899,552	$9,444	$18,902	$871,019	$187
Term and other loans - interest (2)	107,787	29,534	58,213	20,031	9
2021 Notes - principal	575,000	—	—	—	575,000
2021 Notes - interest (3)	75,529	10,841	21,562	21,563	21,563
Revolving credit facility - commitment fee (4)	5,820	2,154	3,666	—	—
Purchase obligations (5)	27,478	25,718	400	410	950
Operating lease obligations (6)	26,672	10,082	14,074	2,513	3
Total	$1,717,838	$87,773	$116,817	$915,536	$597,712
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. On January 13, 2014, we signed a definitive agreement with Aerial under which we acquired rights to JZP-110. Under the agreement, we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Under the agreement, Aerial received an upfront payment of $125.0 million and SK received a milestone payment of $2.0 million. Aerial and SK are eligible to receive additional milestone payments up to an aggregate of $270.0 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. On July 1, 2014, we entered into a definitive agreement to acquire rights to defibrotide in the United States and all other countries in the Americas from Sigma-Tau. Pursuant to the agreement, upon the closing of the transaction on August 4, 2014, we paid Sigma-Tau an upfront payment of $75.0 million. Sigma-Tau is also eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $286.0 million, of which up to $120.0 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75.0 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)	The interest rate was 3.25% at September 30, 2014, which we used to estimate interest owed on the term loans outstanding on September 30, 2014 until the final maturity date in June 2018.
(3) We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of September 30, 2014 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.50% and assumed undrawn amounts of $425.0 million to estimate commitment fees owed.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as described below, during the nine months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Interest Rate Risk. In January 2014, we entered into a second amendment to our credit agreement. After giving effect to the January 2014 amendment, the current credit agreement provides for $904.4 million principal amount of term loans and a $425.0 million revolving credit facility. We are exposed to risks associated with changes in interest rates in connection with our term loans and borrowings under our revolving credit facility. Our indebtedness under our term loans is subject to LIBOR or base rate floors of 0.75% and 1.75%, respectively. We have elected to have the terms loans and borrowings under the revolving credit facility bear interest based on LIBOR (as opposed to the prime lending rate). Currently LIBOR is below the floor of 0.75%, and therefore an increase in interest rates would only impact our net interest expense on our term loans to the extent LIBOR exceeds the floor. Based on indebtedness under our term loans of $897.6 million as of September 30, 2014, a 1.0% change in interest rates, above the LIBOR floor, would increase net interest expense on our term loans for the remainder of 2014 by approximately $2.3 million. As of September 30, 2014, there were no borrowings outstanding under our revolving credit facility.
In August 2014, we completed a private placement of $575.0 million aggregate principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes. The 2021 Notes have a fixed annual interest rate of 1.875% and we, therefore, do not have economic interest rate exposure on the 2021 Notes. However, the fair value of the 2021 Notes is exposed to interest rate risk. Generally, the fair value of the 2021 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2021 Notes is also affected by volatility in our ordinary share price. As of September 30, 2014, the fair value of the 2021 Notes was $639.7 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2013, the District Court permitted Roxane to amend its answer in the consolidated case to allege additional equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the lawsuit regarding certain patents covering the distribution system for Xyrem. Although no trial date for the case has been scheduled, based on the District Court’s current scheduling order, we anticipate that trial on the patents that are not subject to the court’s stay could occur as early as the second quarter of 2015. We do not have any estimate of a possible trial date for trial on the stayed patents. The actual timing of events in this litigation may be significantly earlier or later than contemplated by the scheduling order or than we currently anticipate, and we cannot predict the specific timing or outcome of events in this litigation.
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
On November 21, 2013, we received a Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Par’s Paragraph IV Certification alleged that ten patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On December 27, 2013, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe our patents, including an eleventh patent listed in the Orange Book for Xyrem for which Par later sent us a Paragraph IV Certification.
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
On July 3, 2014, we received an additional Paragraph IV Certification from Par alleging that a twelfth patent listed in the Orange Book for Xyrem in June 2014 is invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product.

On August 15, 2014, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this litigation.
On August 6, 2014, we received an additional Paragraph IV Certification from Par alleging that a thirteenth patent listed in the Orange Book for Xyrem in July 2014 is invalid, unenforceable, and/or will not be infringed by Par’s proposed generic product. On October 2, 2014, we filed a lawsuit against Par in the District Court in response to Par’s Paragraph IV Certification seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this litigation.
On June 4, 2014, we received a Paragraph IV Certification from Ranbaxy Laboratories Limited, or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Ranbaxy’s Paragraph IV Certification alleged that eleven patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Ranbaxy’s proposed generic product. On June 6, 2014, we received an amended Paragraph IV Certification from Ranbaxy adding a twelfth patent listed in the Orange Book for Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court in response to Ranbaxy’s Paragraph IV Certification seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that would infringe our patents. On August 20, 2014, we received an additional Paragraph IV Certification from Ranbaxy alleging that a thirteenth patent listed in the Orange Book for Xyrem in July 2014 is invalid, unenforceable, and/or will not be infringed by Ranbaxy’s proposed generic product. On October 2, 2014, we filed a lawsuit against Ranbaxy in the District Court in response to Ranbaxy’s Paragraph IV Certification seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this litigation.
On October 30, 2014, we received a Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Watson’s Paragraph IV Certification alleged that thirteen patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Watson’s proposed generic product.
Since late June 2014, petitions for covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma, received Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. Trial is currently set for the third quarter of 2015, but we cannot predict the specific timing or outcome of this litigation.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in the California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to a $10.5 million and an additional $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. In March 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. In July 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside of the scope of the arbitration clause in the applicable contract. That ruling was affirmed by the California Court of Appeal in January 2014, and the case was remanded to Superior Court for discovery and trial. Trial has been scheduled for October 2015. We cannot predict the specific timing or outcome of this litigation.
Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with our acquisition pursuant to a tender offer of a majority of the voting securities of Gentium S.p.A., or Gentium, which we refer to as the Gentium Acquisition.  The lawsuit, captioned Xavion Jyles, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al., names Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleges, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and American Depositary Shares, or ADSs, at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. The lawsuit seeks, among other relief, class action status, rescission, and unspecified costs, attorneys’ fees and other expenses. Since the initial filing, a lead plaintiff was named for the class, and the case has been recaptioned Adjit Sodhi, Individually and on Behalf of All Others Similarly Situated v. Gentium S.P.A. et al. Only one individual defendant has been served, and the defendant has moved to dismiss the suit. We cannot predict the specific timing or outcome of this litigation.
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
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 67.1% of our net product sales for the three months ended September 30, 2014 and 65.8% of our net product sales for the year ended December 31, 2013. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2011 to 2012 and from 2012 to 2013, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in August 2014, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•
changed or increased regulatory restrictions, including changes to our risk management program and the terms of the final risk evaluation and mitigation strategy, or REMS, documents for Xyrem, and the pressure to develop a single shared system REMS with potential generic competitors, or regulatory actions by the FDA, as discussed in more detail in the risk factors below;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or the DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•
any increase in restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors, as discussed in more detail in the risk factor in this Item 1A entitled “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably;”

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
If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, five third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or excessive daytime sleepiness in narcolepsy. If one or more companies receive FDA approval of an ANDA for generic versions of Xyrem or a new drug application, or NDA, for other sodium oxybate products, it is possible that such company or companies could introduce generic versions of Xyrem or other sodium oxybate products before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch competition to Xyrem at risk of potentially being held liable for damages for patent infringement.
In October 2010, December 2012, November 2013, June 2014 and October 2014, we received an initial Paragraph IV Certification from each of Roxane, Amneal, Par, Ranbaxy and Watson, respectively, that each had filed an ANDA with the FDA requesting approval to market a generic version of Xyrem before the expiration of the Orange-Book-listed patents relating to Xyrem. We have sued four of the ANDA filers seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the second quarter of 2015. However, the actual timing of events may be significantly earlier or later than contemplated by current scheduling orders, and we cannot predict the timing or outcome of events in this or the other ANDA litigation. In addition, since late June 2014, petitions for CBM post-grant patent review by the PTAB have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA had been stayed until April 18, 2013, which was 30 months after our October 18, 2010 receipt of Roxane’s Paragraph IV Certification, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. If Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the next risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
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
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quota from the DEA in order to manufacture both the active pharmaceutical ingredient and the finished product for a generic version of Xyrem. The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Through 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for the last three years, our supplier was allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. For example, in 2014, both our active pharmaceutical ingredient supplier and finished product manufacturer were allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, which we refer to as the Xyrem Risk Management Program. The Xyrem Risk Management Program, which includes parts of the Xyrem Success Program, was implemented at the time Xyrem was approved to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. Our Xyrem Risk Management Program includes a number of elements including patient and physician education, a database of information so that we may track and report certain information, and the use of a single central pharmacy to distribute Xyrem. Elements of the Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, are deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or the FDAAA. The Xyrem Risk Management Program, however, is not in the form that is now required for REMS documents. The FDAAA requires that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. We have not reached agreement with the FDA on certain significant terms of our REMS for Xyrem. In late 2013, the FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Among other things, we disagree with the FDA’s position in the late 2013 notice that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system. Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014, and our dispute is currently subject to further supervisory review at the next administrative level of the FDA. We have received an interim response from the FDA in which the FDA has requested additional information. We expect to provide the requested information and receive the FDA’s response to this further appeal in the fourth quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. We expect that final REMS documents for Xyrem will include modifications to, and/or requirements that are not currently implemented in, the Xyrem Risk Management Program. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
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
In the FDA’s December 2012 response denying a Citizen Petition that we filed in July 2012, the FDA stated that when an NDA holder has a deemed REMS, the FDA directs the ANDA applicant(s) to work with the NDA holder to create a single shared system to implement the ETASU that will be approved as a final REMS. More broadly, the FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and ANDA applicants to proceed concurrently with the FDA’s review of ANDA applications. The FDA has further stated that it typically monitors the progress of industry working groups attempting to develop shared REMS systems, and that it has acted to help ensure that sponsors were cooperating and that there were no obstacles to developing a single shared system. In January 2014, the FDA held an initial meeting with us and the then-current Xyrem ANDA applicants to facilitate the development of a single shared system REMS for Xyrem (sodium oxybate). The parties have had numerous interactions with respect to a single shared system REMS since the initial meeting, and we expect the interactions to continue. We cannot predict the timing, outcome or impact on our business of discussions with the FDA and/or any ANDA applicant with respect to the potential creation of a single shared system REMS for Xyrem (sodium oxybate), including the impact of the ongoing process with respect to potential modifications to the Xyrem deemed REMS as discussed above, or the impact of any single shared system REMS on our ongoing litigation with each of the ANDA applicants. See the risk factor in this Item 1A entitled “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.”
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
It is also possible that the FDA may take the position that a potential generic competitor does not need a REMS that has the same ETASU as our Xyrem deemed REMS in order to obtain approval of its ANDA. In the denial of our Citizen Petition described above, the FDA stated that if the FDA determines that an ANDA may be ready for approval before final approval of the REMS of a sponsor holding a deemed REMS, the FDA will direct the ANDA applicant to submit a proposed risk management plan with ETASU that are comparable to the ETASU that are approved for the referenced drug in order to have adequate risk management elements in place for the ANDA until the final REMS is approved. The legal basis for this position is uncertain. However, it is possible that the FDA may rely on this position as a basis to grant approval of an ANDA with a risk management plan rather than a final REMS. The 30-month stay of FDA approval of Roxane’s ANDA expired on April 18, 2013, and we have not yet received approval of final REMS documents for Xyrem. Accordingly, it is possible that, consistent with the position that the FDA articulated in its denial of our Citizen Petition, the FDA could approve Roxane’s ANDA with a risk management plan that is separate from our Xyrem deemed REMS, rather than with a final REMS or a shared REMS for both the generic and Xyrem. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the risk factor in this Item 1A entitled “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.”
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
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience, or ADE, reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 ADEs reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the Form FDA 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
In any event, any failure to demonstrate our substantial compliance with applicable regulatory requirements to the FDA’s or any other regulatory authority’s satisfaction could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. See also the risk factor in this Item 1A entitled “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.”
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
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain and grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, as well as our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain the current sales level and to increase sales is our limited inventory of Erwinaze and our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor in this Item 1A entitled “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
We also face numerous other risks that may impact Erwinaze sales, including regulatory risks, the development of new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, the development of new treatment protocols for ALL that may not include asparaginase-containing regimens, difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements and potential competition from future biosimilar products. In addition, if we fail to comply with our obligations under our agreement with PHE or lose exclusive rights to Erwinaze, or otherwise fail to maintain and grow sales of Erwinaze, our growth prospects could be negatively affected.
We made a significant investment in Defitelio/defibrotide in 2014, adding the product to our portfolio as a result of the Gentium Acquisition and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. In October 2013, the European Commission, or EC, granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation, or HSCT, therapy. We commenced the launch of Defitelio in certain countries in Europe in March 2014, and as of October 2014, we had launched Defitelio in Germany, Austria, Italy (with reimbursement under Law 648/96), the United Kingdom and several Nordic countries. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully commercialize Defitelio in Europe and to obtain marketing approval in other countries, including the United States, so that we can launch promotional efforts in those countries. See the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients who undergo HSCT therapy and develop severe VOD, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for indications in addition to the treatment of severe VOD in adults and children undergoing HSCT therapy. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Prialt, an intrathecally administered infusion of ziconotide, was approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. We distribute Prialt through an exclusive wholesale distributor and pharmacy. We face many challenges in seeking to maintain and grow sales of Prialt, including acceptance of intrathecal administration by patients and physicians and challenges for physicians with timely reimbursement for use of Prialt. In addition, the FDA has required that the label for Prialt include a boxed warning regarding the risk of psychiatric symptoms and neurological impairment. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote Prialt, which could negatively impact Prialt sales.
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
We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We commenced the launch of Defitelio in certain countries in Europe in March 2014, and as of October 2014, Defitelio has been launched in Germany, Austria, Italy (with reimbursement under Law 648/96), the United Kingdom and several Nordic countries.  We expect to launch Defitelio in additional European countries on a rolling basis during the remainder of 2014 and in 2015 and are engaged in pricing and reimbursement submissions in preparation for these planned launches as described below. Any delay in the planned timing of the launch of Defitelio in additional countries could negatively affect our growth prospects in Europe.
We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where we have not yet launched Defitelio, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, which could negatively impact anticipated revenue from Defitelio. Similarly, the process for obtaining pricing and reimbursement approvals is complex and can vary from country-to-country. For example, France requires the evaluation of the medical benefits of a new product as well as the added clinical value of a new product in comparison with existing therapies, and we are evaluating the impact of this evaluation on our ability to obtain favorable pricing and reimbursement in France. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, including France, our growth prospects in Europe could be negatively affected.
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
Due to the recent commercial launch of Defitelio in Europe and the limited amount of historical sales data, our Defitelio sales will be difficult to predict from period to period, particularly since we may experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals in additional countries. As a result, you should not rely on Defitelio sales results in any period as being indicative of future performance. In addition, if sales of Defitelio do not reach the levels we expect, our anticipated revenue from Defitelio would be negatively affected which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to commercialize defibrotide for the treatment and prevention of VOD in North America, Central America and South America, subject to receipt of marketing authorization, if any, in the applicable territory. We acquired these rights from Sigma-Tau in August 2014. Defibrotide has been, and continues to be, made available as an investigational drug to patients diagnosed with VOD in the United States through an expanded access treatment protocol open under an investigational new drug application, or IND. We are engaged in activities related to the potential approval of defibrotide in the United States. A prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. We held pre-NDA meetings with the FDA in August 2014 relating to our plans for the submission of an NDA for defibrotide for the treatment of severe VOD in patients undergoing HSCT therapy. Based on the meetings and in light of the current status of our acquisition and remediation of key information to be included in the data package for the NDA, we plan to initiate a rolling submission of an NDA to the FDA by the end of 2014 and to complete the submission in the first half of 2015, and we do not expect to be required to complete any additional clinical trials prior to the completion of the NDA submission. However, we may be unable to acquire and remediate key information in the data package in a timely manner, which would delay our planned NDA submission. Furthermore, if we fail to acquire and remediate key information, we may be required to complete additional clinical trials in order to obtain appropriate data for an NDA submission. Even if we are able to submit the NDA as planned, we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product. In any event, we may be unable to obtain regulatory approval of defibrotide in the United States in a timely manner, if at all.
We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD. We cannot know when, if ever, defibrotide will be approved in any other country or under what circumstances, and what, if any, additional clinical or other development activities will be required in order to potentially obtain such regulatory approval and the cost associated with such required activities, if any. If we fail to obtain approval for defibrotide in other countries or for new indications, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
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
We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredient and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. If we or any of our third party suppliers or manufacturers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, particularly Xyrem and Erwinaze since we maintain limited inventories for these products, we may be unable to meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
We maintain limited inventories of certain of our products, including Xyrem and Erwinaze, as well as the ingredients or raw materials used to make our products. Our limited inventory puts us at significant risk of not being able to meet product demand. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from quality or other issues. For example, in 2013, we experienced a temporary disruption of supply of Erwinase in the European market due to the failure of a batch to meet certain specifications. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised.
Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, or we are subject to other challenges described elsewhere in this risk factor, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential maintenance and growth of the market for this product. If, for any reason, our suppliers and manufacturers, including any new suppliers, do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of our products or product candidates, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
Erwinaze is licensed to us, and manufactured for us, by PHE, which is our sole supplier for Erwinaze. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze. Inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, either of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and PHE may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
Although there are long-term plans to expand production capacity of Erwinaze, we cannot assure you that our supplier will be able to continue to supply our ongoing commercial needs for the product in a timely manner, or at all, especially if our demand for product increases. If production difficulties occur as described elsewhere in this risk factor and result in a disruption to supply or capacity constraints, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. While we continue to work with our supplier to evaluate potential steps to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product. Failure to obtain a sufficient supply of Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We believe that we are currently the sole worldwide producer of the defibrotide drug compound, and we conduct all of our manufacturing operations for the defibrotide drug compound in a single facility located in Villa Guardia, near Como, Italy. This facility could be damaged by fire, flood, earthquake, power loss, telecommunication and information system failure, terrorism or similar events. Any of these events could cause a delay or interruption in manufacturing and potentially a supply shortage of defibrotide, which could negatively impact our anticipated revenues. In addition, we have contracted with Patheon UK Limited, or Patheon, to process the defibrotide compound into its finished form at Patheon’s manufacturing facility in Italy. Patheon is currently the sole processor of finished Defitelio. If Patheon does not or is not able to perform these services for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our product launch and anticipated revenues and potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need. We have initiated work with Fresenius Kabi Austria GmbH, or Fresenius Kabi, to conduct a technology transfer of our manufacturing process for the finished form of Defitelio to their manufacturing site in Austria. Subject to a successful technology transfer, including manufacture of process validation batches, and receipt of all necessary regulatory approvals, we may qualify Fresenius Kabi as a second source of Defitelio. The process of technology transfer is complicated, and Fresenius Kabi may not be able to successfully obtain regulatory approval to produce Defitelio commercially, which could negatively impact our anticipated revenues if Patheon for any reason does not or cannot provide us with sufficient quantities of finished product to meet our clinical and commercial needs.
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
In order to commence our planned Phase 3 clinical program for JZP-110, we need to have sufficient quantities of clinical product manufactured. We are working with our new supplier for JZP-110 to transfer the manufacturing methods and complete the production of JZP-110 as early as practicable. In addition, we rely on Concert Pharmaceuticals, Inc. to transfer its manufacturing methods to us and our contract manufacturers to produce sufficient quantity of JZP-386 required for clinical use. While we believe that we will be able to obtain sufficient supplies of JZP-110 and JZP-386 before the commencement of any applicable planned clinical trials, there can be no assurance that our suppliers will be able to produce sufficient clinical supplies of JZP-110 or JZP-386 in a timely manner or at all. Any delay in receiving sufficient supplies of JZP-110 or JZP-386 for our planned studies could negatively impact our development programs.
The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, our supplier of sodium oxybate, as well as our finished product manufacturer, must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and Xyrem manufacturer are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For example, in 2014, both our active pharmaceutical ingredient supplier and finished product manufacturer were allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The Gentium Acquisition has created numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with our transition activities and integration efforts, which include:

•	the potential disruption of our historical core business;

•	the risk that our relative lack of experience in the hematology/oncology market will not allow us to achieve anticipated sales of Defitelio;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•	the difficulties in assimilating employees and corporate cultures, including our lack of experience in maintaining positive interactions with unionized employees;

•	the failure to retain key managers and other personnel, including the employees from the acquired Gentium business;

•	the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures;

•	any unanticipated liabilities for activities of or related to Gentium or its operations, products or product candidates; and

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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we or our shareholders expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, Italy and other countries in Europe. Our headcount has grown from approximately 260 employees at the end of 2011 to approximately 870 in October 2014. This includes employees in fourteen countries in North America and Europe, a European commercial presence, and a complex distribution network for products in Europe and additional territories. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

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

•	liabilities for activities of, or related to, our international operations, products or product candidates;

•	changes in currency rates; and

•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
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

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the conditions for reimbursement required by, and the availability of reimbursement from, third party payors.
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
Our development pipeline projects include not only new product candidates, but also projects involving line extensions for existing products and the generation of additional clinical data for existing products. Specifically, in the hematology/oncology therapeutic area, we have ongoing projects involving Erwinaze and are evaluating potential development of defibrotide in indications in addition to the treatment of severe VOD in adults and children undergoing HSCT therapy. We are also engaged in activities related to the potential approval of defibrotide in the United States, as discussed in more detail in the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.” In the sleep area, we have worked with the FDA and several leading specialists to design a clinical study to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem and initiated clinical sites for this study in the third quarter of 2014. Our development efforts may not be successful, and any adverse events or other information generated during the course of our studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency, which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
We are currently undertaking a Phase 1 clinical trial of JZP-416 in Europe and we have initiated our first study of JZP-416 in children in a pivotal Phase 2 trial in North America. Under our license agreement with Alizé Pharma II, or Alizé, under which we obtained rights to develop and commercialize JZP-416, we are subject to contractual obligations to meet certain development milestones within the applicable timeframes provided under the license agreement. Our ability to meet some of these milestones is uncertain, and depends upon a number of factors, including our ability to obtain clinical material, to recruit study centers with appropriate expertise and patient populations and to develop a clinical program meeting the development requirements of both the FDA and European regulatory authorities in a timely fashion. If our development activities are delayed and we fail to meet our licensing obligations to Alizé, we may lose our rights to develop and commercialize JZP-416.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The final substantive provisions of the Leahy-Smith Act, including the first to file system, became effective on March 16, 2013. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the Leahy-Smith Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, CBM reviews, and post grant reviews. These proceedings are conducted before the PTAB. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In October 2010, December 2012, November 2013, June and October 2014, we received an initial Paragraph IV Certification from each of Roxane, Amneal, Par, Ranbaxy and Watson, respectively, that each had filed an ANDA with the FDA requesting approval to market a generic version of Xyrem before the expiration of the Orange-Book-listed patents relating to Xyrem. If any one of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem; if those applications for generics were approved and the generics were launched, sales of Xyrem would decrease. We have sued four of the ANDA filers seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. In addition, since late June 2014, petitions for CBM post-grant patent review by the PTAB have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing litigation proceedings.
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
Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA, a subsidiary of Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr (one of the three generic manufacturers) and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and granting an affiliate of Teva a sublicense of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015, or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV Certification from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012, which is having a negative impact on our sales of FazaClo LD and, to some extent, FazaClo HD and is expected to continue to do so.
The two formulation patents covering FazaClo HD and FazaClo LD that we license from CIMA were under reexamination by the USPTO and both of the reexamination proceedings proceeded to appeal at the USPTO. The ANDA lawsuits with the other two generic manufacturers had been stayed pending the outcome of these reexamination proceedings. In September 2013 and January 2014, reexamination certificates were issued for the two patents, and the patentability of the claims of the patents confirmed. The court lifted the stay of litigation in the remaining two ANDA lawsuits in March 2014, and trial is currently set for the third quarter of 2015. We cannot predict the specific timing or outcome of the patent litigation, or the impact on the entry of additional generic competitors for FazaClo HD or FazaClo LD.
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. For example, Erwinaze has no patent protection, and we rely on trade secrets and other unpatented proprietary information to protect our commercial position, which we may be unable to do. Another method of protection is regulatory exclusivity. Erwinaze, as a biologic product approved under a BLA, is subject to the U.S. Biologics Price Competition and Innovation Act, or the BPCIA. The BPCIA establishes a period of twelve years of data exclusivity for reference products in order to preserve incentives for future innovation, protecting data included by the applicant in a BLA by prohibiting others from gaining FDA approval based in part on reliance on, or reference to, the data in the BLA during a twelve-year period. The FDA is in the process of implementing the BPCIA and has not established final guidelines for administering the review and approval of applications for data exclusivity. Although we expect that Erwinaze would receive data exclusivity in the United States through 2023 under the BPCIA, we cannot provide assurance that it will receive this exclusivity. While Erwinaze has orphan drug marketing exclusivity for a seven-year period from its FDA approval in the United States until November 2018, and is expected to receive data exclusivity in the United States through 2023 under the BPCIA, it is possible that a potential competitor might obtain earlier approval from the FDA. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinaze has lapsed. This also means that any new marketing authorizations for Erwinaze in other EU member states will not receive any regulatory data protection. If a biosimilar product to Erwinaze is approved in the future in the United States or in other countries where it is sold, a significant percentage of the prescriptions written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Similarly, although there are patent applications for JZP-416 pending in the United States and it is covered by some patents outside of the United States, it is not yet covered by any U.S. patents. JZP-416 was granted orphan drug designation in Europe and the United States subject to certain conditions. If we fail to obtain orphan drug marketing exclusivity and/or data exclusivity, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to JZP-416, including protection by one or more issued patents, JZP-416 would be subject to competition, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize, our products.*
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. We have filed multiple U.S. patent applications and non-U.S. counterparts, and may file additional U.S. and non-U.S. patent applications. There can be no assurance that any issued patents we own or control will provide sufficient protection to conduct our business as presently conducted or as proposed to be conducted. Moreover, for a variety of reasons, including the existence of relevant prior research performed and the existence of conflicting patent applications submitted in the same manner or similar fields, there can be no assurance that any patents will issue from the patent applications owned by us, or that we will remain free from infringement claims by third parties.
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. Under the Leahy-Smith Act, a third party may also have the option to challenge the validity of certain patents with the PTAB. These lawsuits and administrative proceedings are expensive and consume time and other resources, and may not be successful in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop the other party from using the patented subject matter. For example, since late June 2014, petitions for CBM post-grant patent review by the PTAB have been filed by certain of the ANDA filers with respect to the validity of our patents covering the distribution system for Xyrem. To date, these petitions have not been accepted by the PTAB, and in October 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. We cannot predict the outcome of the PTAB’s decision on whether to institute any of the petitioned CBM review proceedings, whether additional post-grant patent review challenges will be filed, the outcome of any CBM review or other proceeding if the PTAB decides to institute one or more CBM review or other proceedings, or the impact any CBM review or other proceeding might have on ongoing ANDA litigation proceedings. There is also the risk that, even if the validity of these patents is upheld by the PTAB or in litigation and infringement of these patents is found, a court will nevertheless refuse to stop the other party on the grounds that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against generic manufacturers who delivered Paragraph IV Certifications to us with respect to our products. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. We cannot assure you that these, or other lawsuits or proceedings we may file or defend in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.
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
We also own method of use patents and trade secrets that cover elements of the Xyrem deemed REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. We have not reached agreement with the FDA on certain significant terms of our REMS for Xyrem. In late 2013, the FDA notified us that it would exercise its claimed authority to modify our REMS and that it would finalize the REMS as modified by the FDA unless we initiated dispute resolution procedures with respect to the modification of the Xyrem deemed REMS.  Among other things, we disagree with the FDA’s position in the late 2013 notice that, as part of the current REMS process, the Xyrem deemed REMS should be modified to enable the distribution of Xyrem through more than one pharmacy, or potentially through retail pharmacies and wholesalers, as well as with certain modifications proposed by the FDA that would, in the FDA’s view, be sufficient to ensure that the REMS includes only those elements necessary to ensure that the benefits of Xyrem outweigh its risks, and that would, in the FDA’s view, reduce the burden on the healthcare system. Given these circumstances, we initiated dispute resolution procedures with the FDA at the end of February 2014. We received the FDA’s denial of our initial dispute resolution submission in the second quarter of 2014, and our dispute is currently subject to further supervisory review at the next administrative level of the FDA. We have received an interim response from the FDA in which the FDA has requested additional information. We expect to provide the requested information and receive the FDA’s response to this further appeal in the fourth quarter of 2014. We cannot predict whether, or on what terms, we will reach agreement with the FDA on final REMS documents for Xyrem, the outcome or timing of the current dispute resolution procedure, whether we will initiate additional dispute resolution proceedings with the FDA or other legal proceedings prior to finalizing the REMS documents, or the outcome or timing of any such proceedings. See the risk factor in this Item 1A entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to those restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
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
The research, testing, manufacture, labeling, advertising and promotion, distribution and export of pharmaceutical products are subject to extensive regulation, and regulations differ from country to country. Approval in one jurisdiction does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. For example, we are not permitted to market our product candidates in the United States or in the EU member states until we receive approval from the FDA, the EC, or the competent authorities of the EU member states, respectively, generally of an NDA, a BLA or an MAA. The application must contain information demonstrating the quality, safety and efficacy of the medicinal product, including data from the preclinical and clinical trials, information pertaining to the preparation and manufacture of the drug or biologic, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and information concerning the stability of the medicinal product. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receiving approval for narrower indications than sought, can have a negative impact on our financial performance.
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
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program and expanded the Public Health Service’s 340B drug pricing discount program. Details of these changes are discussed under the risk factor “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014. In 2012, the Centers for Medicare and Medicaid Services, or CMS, issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS may release the final regulations in late 2014.
In 2012, the Supreme Court of the United States heard challenges to the constitutionality of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act; however, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Healthcare Reform Act, including the employer mandate. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for certain products. The co-pay coupon programs of other pharmaceutical manufacturers are the subject of ongoing class action lawsuits, first filed in 2012, challenging their legality under a variety of federal and state laws, and our co-pay coupon programs could become the target of similar lawsuits. In addition, co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. It has also come to our attention that at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain drugs the insurer identified. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future.  In September 2014, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that the outcome of the pending litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected products, which could include Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
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
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our ADE reporting system for all of our products, including Xyrem. Since May 2012, all of the approximately 3,500 ADEs reported to us for all products that were categorized as “serious and unexpected” had been reported to the FDA. However, reports related to 92 of these ADEs had been submitted beyond the 15-day regulatory deadline. The Form FDA 483 included an observation related to these late filings. In addition, the Form FDA 483 included observations regarding our lack of written procedures for certain aspects of our evaluation of ADEs and certain deficiencies in our investigation of ADEs. We responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the Form FDA 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities in Europe or other countries where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the United States, Europe or elsewhere in the world or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. In 2012, the EU adopted new legislation related to pharmacovigilance, or the assessment and monitoring of the safety of drugs. Effective since 2013, this new legislation enhanced the authority of European regulators to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the burden on companies with respect to additional monitoring, adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations. These include obligations relating to the establishment of a patient registry. We may be unable to comply with this or other post-marketing obligations imposed as part of the marketing authorization for Defitelio. Failure to comply with these requirements may lead to the suspension, variation or withdrawal of the marketing authorization for Defitelio in the EU.
We have not obtained marketing authorizations and/or may not currently have updated the marketing authorization approval dossiers for Erwinaze and several other medicinal products in every international market in which those products are being sold. For example, in some EU member states where we do not have a marketing authorization, Erwinaze is being provided to patients on the basis of government-approved named patient programs or temporary use authorizations. In certain of these countries, reimbursement is provided for unauthorized products provided through national named patient or compassionate use programs. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or are terminated. While we believe we have satisfied the regulations regarding our communications and medical affairs activities in those countries, if any such country’s regulatory authorities determine that we are promoting Erwinaze without a marketing authorization in place, we could be found to be in violation of pharmaceutical advertising law or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. In addition, we have provided, and expect to continue to provide, patients access to defibrotide in countries where it is not commercially available through continuation of an expanded access treatment protocol open under an IND in the United States and on a named patient basis elsewhere. See the discussion regarding sales of defibrotide through named patient programs in the risk factor in this Item 1A entitled “While we have limited revenue from sales of defibrotide on a named patient basis, we cannot predict whether historical revenues from named patient programs will continue or whether we will be able to continue to distribute defibrotide on a named patient basis.”
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
The FDA, the competent authorities of the EU member states and other governmental authorities require advertising and promotional labeling to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. The FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications may not be considered final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful.
The FDA, the competent authorities of the EU member states and other governmental authorities also actively investigate allegations of off-label promotion activities in order to enforce regulations prohibiting these types of activities. A company that is found to have promoted an approved product for off-label uses may be subject to significant liability, including civil and administrative financial penalties and other remedies as well as criminal financial penalties and other sanctions. Even when a company is not determined to have engaged in off-label promotion, the allegation from government authorities or market participants that a company has engaged in such activities could have a significant impact on the company’s sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, a predecessor company to Jazz Pharmaceuticals, Inc. was investigated for off-label promotion of Xyrem, and, while Jazz Pharmaceuticals, Inc. was not prosecuted, as part of the settlement Jazz Pharmaceuticals, Inc. entered into a corporate integrity agreement with the OIG, which extended through mid-2012. The investigation resulted in significant fines and penalties, which Jazz Pharmaceuticals, Inc. has paid, and the corporate integrity agreement required us to maintain a comprehensive compliance program. For all of our products, it is important that we maintain a comprehensive compliance program. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
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
The U.S. federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.
The U.S. federal False Claims Act, or the False Claims Act, prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
In addition, the Physician Payment Sunshine provisions of the Healthcare Reform Act require extensive tracking of payments and transfers of value to physicians and teaching hospitals, maintenance of a database, and public reporting of the data. In February 2013, CMS issued a final rule implementing the Physician Payment Sunshine provisions which provided that manufacturers begin tracking payment and transfer of value data on August 1, 2013. Reporting of the payment data occurred in two phases, with aggregated data submitted to CMS by March 31, 2014 and transactional data submitted before June 30, 2014.  A portion of the data was published by CMS on September 30, 2014.  It is widely anticipated that public reporting under the

Physician Payment Sunshine provisions will result in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, if the data reflected in our reports are found to be in violation of any of the Physician Payment Sunshine provisions or any other U.S. federal, state or local regulations that may apply, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Moreover, EU member states and other jurisdictions have adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Furthermore, there is a move toward the public disclosure of clinical trial data in the EU, which also adds to the complexity of processing health data from clinical trials. Public disclosure of clinical trial data is provided for in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. Data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the EC to provide an adequate level of data protection. There are also similar restrictions imposed on transfer of data from Switzerland to the United States. However, there are a number of legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, including, among others, a voluntary U.S. - EU Safe Harbor Framework, a voluntary U.S. - Switzerland Safe Harbor Framework and the EU’s set of standard form contractual clauses for the transfer of personal data out of the EEA to third countries where different data protection rules apply. Our U.S. subsidiary, Jazz Pharmaceuticals, Inc., has certified compliance with the U.S. - EU Safe Harbor Framework through the U.S. Department of Commerce. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration. The proposed EU Data Protection Regulation is expected to introduce new data protection requirements and substantial fines for breaches of the data protection rules. If the draft EU Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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
Compliance with U.S. federal and state, EU and EU member state national laws that apply to pharmaceutical manufacturers is difficult and time consuming, and companies that violate these laws may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC or others could claim that our REMS or other practices are being used in an anticompetitive manner. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Three of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. Such a challenge or any other challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Such data previously have not been submitted for ProstaScint® (capromab pendetide) and Quadramet® (samarium sm 153 lexidronam injection), which are radiopharmaceutical products.  We have been engaged in interactions with CMS and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  For ProstaScint, we plan to begin making any required reports when CMS issues guidance on any requirements and reporting methodologies. We sold Quadramet to a third party in December 2013, but have retained any liabilities related to sales of the product during prior periods. In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet.  We are currently unable to predict whether price reporting and rebates will be required for ProstaScint and Quadramet and, if so, for what period they will be required. We are currently unable to reasonably estimate an amount or range of a potential contingent loss related to the payment of rebates for

Quadramet or ProstaScint. Any material liability resulting from radiopharmaceutical price reporting and rebates would negatively impact our financial results.
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
In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS may release the final regulations late in 2014. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
The Healthcare Reform Act also exempts “orphan drugs” from the ceiling price requirements for the covered entities added to the program by the Healthcare Reform Act. An interpretive rule to implement this statutory orphan drug exemption under a narrow interpretation was issued in July 2014 by the Health Resources and Services Administration, or HRSA, which administers the 340B program. However, recent legal challenges to the validity of certain rule-making by the HSRA have made the application of the statutory orphan drug exception uncertain. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, it is currently unclear if HRSA will issue this proposed regulation in 2014. Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.*
In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. In many countries, price approvals must be obtained before products can be placed on the market or submitted for reimbursement. Third party payors, including government payors, decide which drugs can be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. Even with such studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide and maintain price approvals, coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part.
Third party payors’ practices may affect the conditions required for reimbursement of our products, as well as the availability of reimbursement for our products, including Xyrem and Defitelio. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the United States or elsewhere were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. This risk is particularly significant with respect to Xyrem in the United States and to Defitelio in Europe, in part due to payor sensitivity to the price of these products. Third party payors often require prior authorization for, require reauthorization for continuation of, or refuse to provide, reimbursement for our products, and others may do so in the future. Patients who cannot meet the conditions imposed by third party payors for prior authorizations or reauthorizations may not be able to obtain the prescribed medication due to an inability to afford the medication. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem. While this increase has not had a material effect on the overall level of reimbursement coverage for Xyrem, it may do so in the future. In addition, increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. If we are unsuccessful in maintaining reimbursement for our products in a timely manner and at acceptable levels, if reimbursement for our products by third party payors is subject to overly restrictive conditions, or if third party payors refuse to provide reimbursement, the level of reimbursement for our products could be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are awaiting pricing and reimbursement approvals. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, our growth prospects in Europe could be negatively affected. See the discussion regarding the launch of Defitelio in the risk factor in this Item 1A entitled “We may not be able to successfully commercialize Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
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
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the United Kingdom, France, Germany and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU member states and cannot be determined or anticipated in relation to our products at the present time. For example, France requires the evaluation of the medical benefits of a new product as well as the added clinical value of a new product in comparison with existing therapies, and we are evaluating the impact of this evaluation on our ability to obtain favorable pricing and reimbursement in France. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, including France, our growth prospects in Europe could be negatively affected.
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
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The Bipartisan Budget Act of 2013 extended the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014 extended the 2% reduction, on average, to 2024. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment provisions, as described above, could have a similar effect. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.
Product liability and product recalls could harm our business.*
The development, manufacture, testing, marketing and sale of pharmaceutical products are associated with significant risks of product liability claims or recalls. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Some of our products, including Xyrem and Prialt, have boxed warnings in their labels. In addition, in the EU, Defitelio’s label includes an inverted black triangle that indicates the product is subject to additional monitoring, including for safety, as a condition of Defitelio’s approval under “exceptional circumstances.” In many countries, including in EU member states, national laws provide for strict (no-fault) liability which applies even where damages are caused both by a defect in a product and by the act or omission of a third party.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of September 30, 2014, we had total indebtedness of approximately $1.5 billion, which included $897.6 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2012 and subsequently amended in June 2013 and January 2014, which is referred to in this report as our credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014. Our debt may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	result in dilution to our existing shareholders in the event exchanges of our 2021 Notes are settled in our ordinary shares;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance or restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all.
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
Our credit agreement also includes a financial covenant that requires us to maintain a maximum secured leverage ratio. Our ability to comply with this financial covenant may be affected by events beyond our control. In addition, the covenants under the credit agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility. In addition, the holders of our 2021 Notes have the ability to require us to repurchase their notes for cash if we undergo certain fundamental changes, such as a specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from the NASDAQ Global Select Market. Moreover, upon exchange of the 2021 Notes, unless we elect to cause to be delivered solely ordinary shares to settle such exchange, we will be required to make cash payments in respect of the 2021 Notes being exchanged. In this regard, it is our intent and policy to settle the principal amount of the 2021 Notes in cash upon exchange. However, we may not have enough available cash or be able to obtain financing at the time we are required to make any required repurchases of surrendered 2021 Notes or to pay cash upon exchanges of 2021 Notes. Our failure to repurchase 2021 Notes at a time when the repurchase is required by the indenture governing the 2021 Notes or to pay any cash payable on future exchanges of the 2021 Notes as required by the indenture governing the 2021 Notes would constitute a default under that indenture. A default under that indenture could also lead to a default under agreements governing our current or future indebtedness, including our credit agreement. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the related indebtedness, which could have a material adverse effect on our financial condition and our business. In this regard, if we are unable to repay amounts under our credit agreement, the lenders under the credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.
The scope of our business and operations has grown substantially since the beginning of 2012 through a series of transactions, including the combination of Azur Pharma and Jazz Pharmaceuticals, Inc. in a merger transaction closed on January 18, 2012, or the Azur Merger, our acquisition of EUSA Pharma Inc. in June 2012, or the EUSA Acquisition, and the Gentium Acquisition. To continue to grow our business over the longer-term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
Our strategy includes the expansion of our business through the acquisition or in-licensing and development of additional marketed or close to approval products and specialty product candidates. We cannot assure you that we will continue to identify attractive opportunities or that our funds will be sufficient to fund these activities if opportunities arise. We may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In particular, our substantial indebtedness may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*
We are incorporated in Ireland and maintain subsidiaries in North America, a number of other European jurisdictions and Bermuda. Azur Pharma was able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing to use a substantially similar structure and arrangement, although changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. The IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.*
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and issued new final and temporary regulations under Section 7874 in June 2012 and in January 2014, as well as a notice in September 2014 outlining further regulations the IRS plans to issue. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. See the risk factor in this Item 1A entitled “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or in other tax laws relating to multinational corporations could adversely affect us.”
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
Our U.S. affiliates’ ability to use their net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be subject to further limitations if we do not generate taxable income in a timely manner or if the “ownership change” provisions of Sections 382 and 383 of the Code result in further annual limitations.*
Our U.S. affiliates have a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs of $28.2 million for 2014, $28.8 million for 2015, $28.9 million for 2016, $15.0 million for 2017, and a combined total of $6.5 million for 2018 to 2026. However, Sections 382 and 383 of the Code are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the IRS to confirm our analysis of the ownership change limitations related to the NOLs generated by our U.S. affiliates. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Sections 382 and 383 of the Code. If the IRS were to disagree with our analysis, or if our U.S. affiliates were to experience additional ownership changes in the future, our U.S. affiliates could be subject to further annual limitations on the use of the NOLs to offset potential taxable income and related income taxes that would otherwise be due.
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

We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
As of September 30, 2014, we had recorded $2.3 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. In the second quarter of 2014, we recorded an intangible asset impairment charge of $32.8 million related to certain products acquired as part of the EUSA Acquisition.
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
In addition, the market price of our ordinary shares may decline if the effects of our past transactions, including the Gentium Acquisition and/or potential future acquisitions, on the financial results of our company are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of our 2021 Notes who may view the 2021 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of these notes.
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of October 28, 2014, we had 60,491,676 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interest in our company and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
Moreover, we have in the past and may in the future grant rights to some of our shareholders that require us to register the resale of our ordinary shares on behalf of these shareholders and/or facilitate offerings of ordinary shares held by these shareholders, including in connection with potential future acquisitions of additional products, product candidates, or companies. For example, consistent with our obligations under then-existing registration rights agreements, we entered into underwriting agreements with certain underwriters and selling shareholders pursuant to which selling shareholders sold an aggregate of approximately 13 million ordinary shares in two separate registered public offerings in March 2012 and in March 2013. If potential future holders of registration rights, by exercising their registration rights or otherwise, sell a large number of shares, the sale could adversely affect the market price of our ordinary shares. We have also filed registration statements to register the sale of our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and intend to file additional registration statements to register any shares automatically added each year to the share reserves under these plans.
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
Provisions of our articles of association, Irish law and the indenture governing our 2021 Notes could delay or prevent a takeover of us by a third party.*
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

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
In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in its shares in certain circumstances. Furthermore, the indenture governing our 2021 Notes requires us to repurchase the notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of 2021 Notes. A takeover of us may trigger the requirement that we purchase our 2021 Notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2014	—	$—	—	$40,069,724
August 1 - August 31, 2014	32,031	$144.35	32,031	$35,446,577
September 1 - September 30, 2014	11,683	$159.41	11,683	$33,584,431
Total	43,714	$148.38	43,714
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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

2.7†
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

4.4A
Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B	Form of 1.875% Exchangeable Senior Note due 2021 (included in Exhibit 4.4A).
10.1+	Employment Agreement by and between EUSA Pharma Inc. and Iain McGill.
10.2+	Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller.
10.3+	Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: November 4, 2014

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

2.7†
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

4.4A
Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B	Form of 1.875% Exchangeable Senior Note due 2021 (included in Exhibit 4.4A).
10.1+	Employment Agreement by and between EUSA Pharma Inc. and Iain McGill.
10.2+	Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller.
10.3+	Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.