Form 10-K/A
period 2014-12-31
Jazz Pharmaceuticals plc
filed 2015-04-24
CIK 1232524

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ¨    No  x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ¨
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer x	Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company ¨
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,420,403,204 based upon the last sale price reported for the registrant’s ordinary shares on such date on the NASDAQ Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 2,311,701 ordinary shares of the registrant held by executive officers, directors, and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2015, a total of 60,657,182 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File Number 001-33500), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 24, 2015. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2015 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 24, 2015) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

JAZZ PHARMACEUTICALS PLC
2014 ANNUAL REPORT ON FORM 10-K
Amendment No. 1

BASIS OF PRESENTATION
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, except when the context makes clear that the time period being referenced is prior to January 18, 2012, in which case such terms are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly-owned subsidiary. Jazz Pharmaceuticals, Inc. was treated as the acquiring company in the Azur Merger for accounting purposes, and as a result, the historical consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements. In addition, on June 12, 2012, we completed our acquisition of EUSA Pharma Inc., which we refer to in this report as the EUSA Acquisition, and in January 2014, we completed our acquisition of a controlling interest in Gentium S.p.A., or Gentium, which we refer to in this report as the Gentium Acquisition.
.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will terminate on the date of our 2015 annual general meeting of shareholders; the term of the Class II directors will terminate on the date of our 2016 annual general meeting of shareholders; and the term of the Class III directors will terminate on the date of our 2017 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the class of directors whose term expires at that annual general meeting will be elected for a three-year term.
The following is a brief biography of each member of our board of directors as of April 24, 2015, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.
Class I Directors Continuing in Office Until the 2015 Annual General Meeting
Peter Gray, age 60, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. Mr. Gray currently serves as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services, and as a business consultant to the pharmaceutical industry. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Based on his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 20 years of experience in financial and operational management within the pharmaceutical industry.
Kenneth W. O’Keefe, age 48, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the Azur Merger. Since January 2011 he has been Managing Partner of, and from 1997 to January 2011, he was Managing Director of, Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and a M.B.A. from the University of Chicago. As a member of Beecken Petty O’Keefe, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson of our audit committee until April 2014 and the chairperson of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors for several years, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and financial statements.
Elmar Schnee, age 59, has served as a member of our board of directors since August 2014 and previously served as a director of Gentium (now a majority owned subsidiary of Jazz Pharmaceuticals plc) from May 2012 until April 2014. Since November 2013, Mr. Schnee has served as a non-executive director of Cardiorentis Ltd., a biopharmaceutical company, where he served as Chairman and Chief Executive Officer from October 2011 until November 2013. From 2003 to 2011, Mr. Schnee held various positions at Merck KGaA, a global pharmaceutical and chemical group. He joined Merck in 2003 as Managing Director of Merck Santé S.A.S. In January 2004, Mr. Schnee assumed responsibility for global operations of the ethical pharmaceuticals division of Merck KGaA, and in November 2005, Mr. Schnee was appointed as Deputy Member of the Executive Board responsible for the pharmaceuticals business. In 2006, he was appointed as a member of the Executive Board and General Partner of Merck KGaA, with responsibility for global pharmaceutical activities, and served in this position until 2011. Prior to Merck, Mr. Schnee held senior positions in strategy, business development and marketing at UCB SA, Sanofi-Synthélabo SA, Migliara/Kaplan Associates, Inc. and Fisons Pharmaceutical PLC. In addition, Mr. Schnee currently serves on the board of directors of three privately-held life sciences companies. Mr. Schnee holds both a bachelor’s degree in marketing and a master’s degree in marketing and general management from the Swiss Institute of Business Administration in Zurich. With his experience as Chairman and Chief Executive Officer of Cardiorentis, his operational experience at Merck and other companies and his experience serving on the boards of directors of life sciences companies, including Gentium, Mr. Schnee brings to our board of directors significant management expertise and industry knowledge.
Catherine A. Sohn, Pharm. D., age 62, has served as a member of our board of directors since her election at the July 2012 annual general meeting of shareholders. Dr. Sohn is the founder of Sohn Health Strategies, where since 2010 she has consulted to pharmaceutical, biotechnology, medical device and consumer healthcare companies in the areas of business strategy, business development and strategic product development. She joined the board of directors of Neuralstem, Inc., a biotechnology company, in January 2014 and has served as a director of Landec Corporation, a material sciences company, since November 2012. From 1982 to 2010, she was with GlaxoSmithKline plc, a pharmaceutical company (and with SmithKline Beecham plc before its merger with Glaxo Wellcome plc), where she served most recently as Senior Vice President, Worldwide Business Development and Strategic Alliances in the GSK Consumer Healthcare division, and before that, she held a series of positions in Medical Affairs, Pharmaceutical Business Development, U.S. Product Marketing, and global strategic product development in the pharmaceutical division. Dr. Sohn started her career as Assistant Professor of Clinical Pharmacy at the University of the Sciences in Philadelphia, where she currently holds the position of Dean’s Professor. She received a Pharm.D. from the University of California, San Francisco, School of Pharmacy. She also received a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn brings to our board of directors almost three decades of product development and business development experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.
Class II Directors Continuing in Office Until the 2016 Annual General Meeting
Paul L. Berns, age 48, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the Azur Merger. In March 2014, Mr. Berns was appointed as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company. He has served as a member of the board of directors of Anacor Pharmaceuticals, Inc. since 2012 and served as Chairman of its board of directors since 2013. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceutical industry. From March 2006 to September 2012, he served as President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns joined the board of directors of Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) in November 2013 and has been a director of XenoPort, Inc. since 2005. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Anacor Pharmaceuticals and Bone Care International, and his experience serving on the boards of directors for public companies, Mr. Berns provides significant management expertise and industry knowledge to our board of directors.
Patrick G. Enright, age 53, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the Azur Merger. Since 2006, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures, a venture capital investment firm, where he co-led the life sciences investment practice. He currently serves on the boards of directors of Corcept Therapeutics Incorporated, a pharmaceutical company, Esperion Therapeutics, Inc., a biopharmaceutical company, and several privately-held companies. Mr. Enright received a B.S. from Stanford University and a M.B.A. from the Wharton School at the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 25 years of operating experience and financial expertise in the life sciences industry.
Seamus Mulligan, age 54, has served as a member of our board of directors since the Azur Merger and was a founder and principal investor of Azur Pharma. Since 2014, Mr. Mulligan has served as Chairman and Chief Executive Officer of Adapt Pharma Ltd., a specialty pharmaceutical company, and since 2006, Mr. Mulligan has also served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc (Pharm) and M.Sc from Trinity College Dublin. As a founder of Azur Pharma and a former senior executive of Elan Corporation, plc, Mr. Mulligan brings to our board of directors an expertise in business development and over 30 years of experience in the pharmaceutical industry.

Norbert G. Riedel, Ph.D., age 57, has served as a member of our board of directors since May 2013. Since January 2014, Dr. Riedel has served as Chief Executive Officer and President of Naurex, Inc., a biopharmaceutical company. From 2001 to January 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi-Aventis, a global pharmaceutical company. Dr. Riedel serves on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, and the board of directors of the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences and the advisory board of Northwestern University’s Kellogg School of Management Center for Biotechnology. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.
Class III Directors Continuing in Office Until the 2017 Annual General Meeting
Bruce C. Cozadd, age 51, has served as our Chairman and Chief Executive Officer since the Azur Merger. He was a co-founder and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biomedical products company, Threshold Pharmaceuticals, Inc., a clinical stage biopharmaceutical company, and The Nueva School, a non-profit organization. He received a B.S. from Yale University and a M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.
Heather Ann McSharry, age 53, has served as a member of our board of directors since May 2013. Ms. McSharry currently serves as a non-executive director on the boards of directors of several public and private companies, including Greencore Group plc, an international manufacturer of convenience foods, and CRH plc, an international building materials group. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. From 2007 to 2011, Ms. McSharry served on the board of directors of the Bank of Ireland, where she was a member of its audit committee from 2009 to 2011. Ms. McSharry served on the board of the Industrial Development Agency in Ireland from 2010 to 2014, where she was Chair of the audit and finance committee. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors almost 30 years of experience in multiple international industries including healthcare, consumer goods and financial services.
Rick E Winningham, age 55, has served as a member of our board of directors since the Azur Merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chief Executive Officer and Chairman of the Board of Directors of Theravance Biopharma, Inc., a biopharmaceutical company, since its spin-off from Theravance, Inc., a biopharmaceutical company, in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Theravance, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. He is Chairman of the board of directors of the California Healthcare Institute. Mr. Winningham is also a member of Biotechnology Industry Organization’s board of directors, serving on the health section governing board and board standing committee on reimbursement. Mr. Winningham holds a M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Our Executive Officers
The following table provides information regarding our executive officers as of April 24, 2015.

Name	Age	Position
Bruce C. Cozadd	51	Chairman and Chief Executive Officer
Russell J. Cox	51	Executive Vice President and Chief Operating Officer
Suzanne Sawochka Hooper	49	Executive Vice President and General Counsel
Matthew P. Young	45	Executive Vice President and Chief Financial Officer
Iain McGill	42	Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World
Michael P. Miller	58	Senior Vice President, U.S. Commercial
Karen Smith, M.D., Ph.D.	47	Global Head of Research & Development and Chief Medical Officer
Paul Treacy	54	Senior Vice President, Technical Operations
Karen J. Wilson	51	Senior Vice President, Finance and Principal Accounting Officer
Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.”
Russell J. Cox was appointed our Executive Vice President and Chief Operating Officer as of May 2014 and served as our Executive Vice President and Chief Commercial Officer from March 2012 until May 2014 and our Senior Vice President, Sales and Marketing from the Azur Merger until March 2012. Prior to the Azur Merger, he served in a variety of senior management roles since joining Jazz Pharmaceuticals, Inc. in 2010. From January 2009 to January 2010, he was Senior Vice President and Chief Commercial Officer of Ipsen Group, a pharmaceutical company, and from 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. (acquired by Ipsen Group), a biotechnology company. From 2003 to 2007, he was with Scios Inc. (acquired by Johnson & Johnson later in 2003), where he also held the role of Vice President, Marketing. Prior to 2003, Mr. Cox was with Genentech, Inc. for 12 years, where he was a Product Team Leader responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.
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
Matthew P. Young was appointed our Executive Vice President and Chief Financial Officer as of February 2015 and previously served as our Senior Vice President and Chief Financial Officer since March 2014 and as our Senior Vice President, Corporate Development since April 2013. Prior to joining us, Mr. Young worked in investment banking for approximately 20 years. From February 2009 to April 2013, Mr. Young served as a managing director in global healthcare of Barclays Capital Inc., an investment banking firm, where his role included acting as the co-head of life sciences at Barclays Capital. From 2007 to 2008, Mr. Young served as a managing director of Citigroup Global Markets Inc., an investment banking firm, and from 2003 to 2007, as a managing director of Lehman Brothers Inc., an investment banking firm. From 1992 to 2003, Mr. Young served in various capacities at other investment banking firms. In 2015, he joined the board of directors of PRA Health Sciences, Inc., a contract research company. Mr. Young received a B.S. in Economics and a M.B.A. from the Wharton School of the University of Pennsylvania.
Iain McGill has served as our Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World as of March 2015 and served as our Head of EUSA International and Senior Vice President, Jazz Pharmaceuticals from March 2014 to March 2015 and our Chief Commercial Officer, EUSA Pharma, from June 2012, when he joined Jazz Pharmaceuticals in connection with the EUSA Acquisition. From October 2011 until he joined Jazz Pharmaceuticals, Mr. McGill served as Chief Commercial Officer at EUSA Pharma (Europe) Ltd., where he previously served from August 2010 to September 2011 as President Europe, International & Global Marketing and from January 2010 to July 2010 as President of Europe. From 2006 to 2009, Mr. McGill served as Vice President and Global Business Manager at Wyeth, a pharmaceutical company acquired by Pfizer Inc. Mr. McGill began his pharmaceutical career in sales and over 20 years held various positions in sales management, market research, marketing, business development and general management at Syntex Corporation (acquired by Roche Holding Ltd.), Roche Holding Ltd. and Novartis AG. Mr. McGill received a B.Sc in Biochemistry from the University of London.

Michael P. Miller was appointed our Senior Vice President, U.S. Commercial as of April 2014. From April 2010 to January 2014, Mr. Miller was Senior Vice President and Chief Commercial Officer of Vivus, Inc., a biopharmaceutical company. From February 2006 to April 2010, Mr. Miller served as Vice President, Sales and Marketing, leading the HER Family Oncology Franchise, of Genentech, Inc., a biotechnology company and wholly-owned subsidiary of Roche Holding Ltd. From January 2003 to December 2005, Mr. Miller served as the Senior Vice President, Chief Commercial Officer of Connetics Corporation, a specialty pharmaceutical company acquired by Stiefel Laboratories, Inc. Previously, from 1997 to 2001, he served as Vice President of the Urology Business Unit of ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson. Prior to 1997, Mr. Miller served 13 years in various sales and marketing positions at Syntex Corporation, a pharmaceutical company acquired by Roche Holding Ltd. Mr. Miller received a B.S. in Business Administration and Finance from the University of San Francisco and a M.B.A. in Information and Computer Systems from San Francisco State University.
Karen Smith, M.D., Ph.D., was appointed our Global Head of Research and Development and Chief Medical Officer in April 2015.  From January 2011 to March 2015, she was Senior Vice President, Global Medical Affairs and Global Therapeutic Area Head (Dermatology) for Allergan, Inc., a multi-specialty health care company.  From October 2007 to December 2010, Dr. Smith served initially as Vice President, External Medical Relations and then Vice President, Global Development at AstraZeneca LP, a global innovation-driven biopharmaceutical company.  From 2002 to 2007, Dr. Smith held a variety of management and medical roles with Bristol-Myers Squibb Company, a global biopharmaceutical company, in Australia, Canada, and the United States, most recently as the Head of U.S. Clinical Operations. In 2001, Dr. Smith was the Chief Executive Officer of Boron Molecular, a specialist fine chemicals manufacturing company.  Dr. Smith holds a B.A.Sc. and a B.Sc. from the Curtin University of Technology, a M.D. from the University of Warwick, a Ph.D. in oncology molecular genetics from the University of Western Australia, a M.B.A. from the University of New England (Australia) and a L.L.M. in medical law from the University of Salford.
Paul Treacy was appointed our Senior Vice President, Technical Operations in July 2014. From April 2010 to May 2013, he was Head of CMC, Supply Chain and Manufacturing at Janssen Alzheimer Immunotherapy Research & Development, LLC, a biotechnology company and a subsidiary of Johnson & Johnson. From August 2005 to April 2010, he served as General Manager of Janssen Biologics Ireland, a biopharmaceutical company and a subsidiary of Johnson & Johnson. From August 2002 to August 2005, Mr. Treacy was Vice President, Manufacturing Operations at Centocor Inc., a subsidiary of Johnson & Johnson, and from February 1999 to August 2002, he served as Executive Director, Operations, at Centocor BV. Mr. Treacy received a B.S. and a M.S. in Microbiology and a Higher Diploma in Computer Science from University College Cork and a Higher Diploma in Pharmaceutical Manufacturing Technology from Trinity College Dublin.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing audit committee that is currently composed of three directors (Mr. Gray, Ms. McSharry and Mr. O’Keefe). Our board of directors has determined that each of Mr. Gray, Ms. McSharry and Mr. O’Keefe meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of the NASDAQ Stock Market LLC, or the NASDAQ, with respect to audit committee members. Our board of directors has also determined that each of Mr. Gray, Ms. McSharry and Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of each with accounting matters, analyzing and evaluating financial statements, and, in the case of Mr. O’Keefe, managing private equity investments. Mr. Gray serves as chair of the audit committee.
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

Item 11.     Executive Compensation

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2014: Bruce C. Cozadd, Chairman and Chief Executive Officer, Matthew P. Young, Executive Vice President and Chief Financial Officer, Russell J. Cox, Executive Vice President and Chief Operating Officer, Suzanne Sawochka Hooper, Executive Vice President and General Counsel, and Michael P. Miller, Senior Vice President, U.S. Commercial, and for Kathryn E. Falberg, our former Chief Financial Officer, who resigned from her position in March 2014. These six individuals are our named executive officers for 2014.

Executive Summary
The compensation committee of our board of directors believes that our executive compensation program is appropriately designed and reasonable in light of the executive compensation programs of our peer group companies and in line with our business strategy and priorities. The compensation committee also believes that our executive compensation program is responsible, in that it encourages executive officers to work for meaningful shareholder returns consistent with our pay-for-performance philosophy, without encouraging our executive officers to assume excessive risks.
2014 was an outstanding year for Jazz Pharmaceuticals. The highlights of our performance during the year included:

•
The price of our ordinary shares increased approximately 29%. As of December 31, 2014, our one-year and three-year annualized total shareholder returns were approximately 29% and 62%, respectively, and significantly outperformed the Global Industry Classification Standard for the Pharmaceuticals, Biotechnology and Life Sciences Industry Group median one-year and three-year total shareholder returns of approximately 16% and 32% for the same periods (as published by Institutional Shareholder Services).

•
We continued to achieve strong revenue growth, primarily from sales of Xyrem® (sodium oxybate) oral solution and Erwinaze® (asparaginase Erwinia chrysanthemi), called Erwinase® in markets outside of the United States.

–	Total revenues were $1,172.9 million in 2014, representing an increase of 34% over total revenues of $872.4 million in 2013.

–	Net sales of Xyrem were $778.6 million in 2014, representing an increase of 37% over net sales of $569.1 million in 2013.

–	Worldwide net sales of Erwinaze/Erwinase were $199.7 million in 2014, representing an increase of 15% over net sales of $174.3 million in 2013.

–
Adjusted net income attributable to Jazz Pharmaceuticals plc for 2014 was $527.6 million, representing an increase of 36% over adjusted net income attributable to Jazz Pharmaceuticals plc of $388.3 million in 2013.(1)

–	GAAP net income attributable to Jazz Pharmaceuticals plc was $58.4 million in 2014, compared to $216.3 million in 2013.(2)
 ___________________

(1)
Adjusted net income attributable to Jazz Pharmaceuticals plc, as used in this report, is a non-GAAP financial measure that excludes certain items from GAAP income from continuing operations attributable to Jazz Pharmaceuticals plc. For more information on our presentation and calculation of adjusted net income attributable to Jazz Pharmaceuticals plc, and a reconciliation of adjusted net income attributable to Jazz Pharmaceuticals plc to GAAP income from continuing operations attributable to Jazz Pharmaceuticals plc, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

(2)
GAAP net income attributable to Jazz Pharmaceuticals plc for 2014 included payment by us of a total of $202.6 million in upfront and milestone payments, primarily for the acquisition of rights to JZP-110 and to defibrotide in the Americas, as described more fully below. Each of GAAP net income attributable to Jazz Pharmaceuticals plc and GAAP income from continuing operations attributable to Jazz Pharmaceuticals plc was $58.4 million in 2014.

•
In January 2014, as a result of the Gentium Acquisition, we acquired the product Defitelio® (defibrotide). Defitelio was granted marketing authorization under exceptional circumstances by the European Commission in October 2013 for the treatment of severe hepatic veno-occlusive disease, or VOD, in adults and children undergoing hematopoietic stem cell transplantation therapy. During 2014, Defitelio was launched in a number of European countries, and we expect to continue to launch the product in additional European countries on a rolling basis in 2015.

•	We made significant investment in building our product development pipeline.

◦
In January 2014, we entered into an asset purchase agreement with Aerial BioPharma LLC to acquire worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd. retains rights. JZP-110 is a late-stage investigational compound being developed for potential treatment of excessive daytime sleepiness, or EDS, in patients with narcolepsy and EDS in patients with obstructive sleep apnea.

◦
In August 2014, we acquired from Sigma-Tau Pharmaceuticals, Inc. the rights to defibrotide for the treatment and prevention of veno-occlusive disease in North America, Central America and South America.

•	We refocused and reorganized to enhance our ability to execute on our strategy for growth.

◦	We continued to focus our investments in the key therapeutic areas of sleep and hematology/oncology and scaled back our resources that supported the psychiatric and pain areas.

◦
We reorganized our operations in Europe to focus on our hematology/oncology business and, during the fourth quarter of 2014, signed a definitive agreement to sell certain products acquired as part of the EUSA Acquisition and the related business (which products and related business we refer to as the general medicines business) that are outside the scope of our hematology/oncology focus.

•
In 2014, we substantially increased our research and development activities, which include clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.

◦	We initiated start-up activities for planned Phase 3 trials of JZP-110.

◦	In the fourth quarter, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy.

◦	In December 2014, we initiated a rolling new drug application submission with the U.S. Food and Drug Administration, or FDA, for defibrotide.

◦	Also in December 2014, we obtained FDA approval for the administration of Erwinaze via intravenous infusion in conjunction with chemotherapy.

◦	In the second quarter, we initiated a pharmacokinetic study in Phase 2 for Erwinaze for the treatment of acute lymphoblastic leukemia in the young adult population.
We believe our executive compensation program design provides a balanced approach between rewarding our executive officers for current and long-term performance. Our executive compensation policies in 2014 included the following:

•
The majority of our compensation is linked to performance: for our Chief Executive Officer, 93% of 2014 compensation was performance-based and 7% of 2014 compensation was fixed, and, for our other named executive officers (other than Ms. Falberg), 89% of 2014 compensation was performance-based and 11% of 2014 compensation was fixed. Due to her resignation in March 2014, Ms. Falberg received no performance-based compensation in 2014.

•
We align our executive officers’ interests with our shareholders’ interests by rewarding our executive officers for both current performance and longer-term performance, with performance measured both by financial performance and milestones for the advancement of our long-term development programs and strategic initiatives.

•	We maintain an executive change in control and severance benefit plan, or the change in control plan, that complies with corporate governance best practices:

◦
the change in control plan is limited to “double-trigger” payments (requiring either termination other than for cause or resignation for good reason in connection with a change in control to trigger payments); and

◦	the change in control plan does not provide for any tax gross ups.

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

•
We have minimum share ownership guidelines for our board of directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the named executive officers, so that they have an even greater financial stake in our company, thereby further aligning the interests of our named executive officers and non-employee directors with those of our shareholders.

Our board of directors and/or compensation committee have also implemented a number of other corporate governance practices that were determined to be in the best interest of our shareholders:

•	In May 2014, our independent directors appointed a Lead Independent Director to help to ensure the effective independent functioning of the board of directors in its oversight responsibilities;

•
Our 2014 advisory say-on-pay vote was approved by over 98% of the total votes cast on the advisory proposal. Based on this positive feedback, the board of directors and the compensation committee decided to maintain our current approach to executive compensation for our Chief Executive Officer and other named executive officers;

•	Our compensation committee is composed solely of independent directors;

•
Our compensation committee has engaged an independent compensation consultant that reports directly to the compensation committee and the compensation committee has the sole authority to direct the work of the consultant;

•	The compensation committee regularly meets in executive session without management present;

•	The company’s insider trading policy prohibits executive officers from engaging in speculative trading activities, including hedging or pledging their company securities as collateral; and

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

Overview
Our executive compensation program is designed to help attract talented individuals with relevant experience in the life sciences industry to manage and operate all aspects of our business, to reward those individuals fairly over time, and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align executive officers’ compensation with our business objectives and the interests of our shareholders and to incentivize and reward executive officers for our success. Specifically, we have an executive compensation program that focuses on total compensation, combining short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk taking. We place significant emphasis on pay-for-performance-based incentive compensation programs, so that targeted compensation can be achieved only if performance goals are met and, in the case of our stock option awards, only if our share price appreciates over time. We consider our annual performance bonus awards and equity incentive awards to be “at risk,” or performance-based compensation. Our annual bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives that are derived from the annual corporate goals approved by our board of directors in advance. Likewise, our stock option awards will not provide realizable value and our restricted stock unit, or RSU, awards will not provide increased value unless there is an increase in the value of our shares. We believe that we must provide competitive compensation packages to attract and retain executive officers and to incentivize our executive management team to achieve success for us and our shareholders over the longer term.
As discussed in further detail below, our executive compensation program consists of the following three principal components:

•
Base Salary. Our compensation committee reviews and determines base salary rates for our executive officers each year, which are then generally effective by March 1. Base salary rates are determined, in consultation with the compensation committee’s independent compensation consultant, based on each executive officer’s responsibilities, individual performance and a review of competitive salary and total cash compensation data.

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

The compensation committee does not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants. Instead, the compensation committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate goals. However, because we believe it is important to our success to pursue long-term corporate goals, to avoid excessive risk taking, and to preserve our cash resources, a significant portion of the named executive officers’ total direct compensation is comprised of performance-based bonus opportunities and long-term equity awards, which aligns the executive officers’ incentives with the interests of our shareholders. In making executive compensation decisions, the compensation committee generally considers each executive officer’s total direct compensation, which consists of base salary, target bonus opportunity, which together with base salary we refer to as target cash compensation, and long-term equity awards (valued based on an approximation of grant date fair value). This allocation between performance-based and fixed compensation is consistent with our pay-for-performance philosophy, the compensation market data provided by our compensation committee’s independent compensation consultant for each executive officer’s position, and our continued success in achieving corporate goals and increasing total shareholder return.
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
Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, an Aon Hewitt Company, or Radford, which is a subsidiary of Aon plc, or Aon, has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding directors’ compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis and as needed with respect to specific questions that arise, new compensation programs being considered and best practices for compensation committees. Specific examples of services provided by Radford include comparing our executive officers’ compensation with the compensation of individuals holding similar positions in our peer group in preparation for making annual cash compensation decisions and for the preparation of equity award guidelines for executive officers and key personnel. Radford reports directly to the compensation committee, which maintains the authority to direct their work and engagement, and advises the compensation committee and our human resources department on ad hoc projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. The compensation committee and Radford meet in executive session with no members of management present as needed to address various compensation matters, including deliberations regarding the Chief Executive Officer’s compensation. In 2014, the cost of Radford’s executive compensation and director compensation consulting services provided to the compensation committee was $137,500.
In addition, in 2014 management also engaged Radford to provide survey data relating to non-executive employee compensation and other affiliates of Aon to provide director and officer liability insurance-related services, pension-related services, other insurance brokerage services and risk services. The aggregate cost of such other consulting services provided in 2014 by Radford and other affiliates of Aon (not related to Radford's executive compensation and director compensation consulting services provided to the compensation committee) was approximately $272,345, of which approximately $261,555 related to insurance and risk consulting services and approximately $10,790 related to non-executive compensation survey data. Although the compensation committee was aware of the nature of the services performed by affiliates of Aon and the non-executive employee compensation survey data provided by Radford, the compensation committee did not review and approve such services and surveys, as those were reviewed and approved by management in the ordinary course of business.
In assessing Radford’s independence from management in providing executive compensation services to the compensation committee, the compensation committee considered that Radford is only engaged by, takes direction from, and reports to, the compensation committee for such services and, accordingly, only the compensation committee has the right to terminate or replace Radford as its compensation consultant at any time. The compensation committee also analyzed whether the work of Radford as a compensation consultant with respect to executive and director compensation raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our company by Radford and its affiliates, as described above; (ii) the amount of fees we paid to Radford and its affiliates as a percentage of Radford’s total revenue; (iii) Radford’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Radford or the individual compensation advisors employed by it with an executive officer of our company; (v) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; and (vi) any ordinary shares of our company owned by Radford or the individual compensation advisors employed by it. The compensation committee has determined, based on its analysis of the above factors, that the work of Radford and the individual compensation advisors employed by it as compensation consultants to our company has not created any conflict of interest.
Compensation Committee
The compensation committee is (and was at all times during 2014) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the NASDAQ listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and Chief Executive Officer, with input from members of our legal department, and is reviewed with the chair of the compensation committee.
In 2014, the compensation committee met five times and did not act by unanimous written consent. As of the date of this report, in 2015 the compensation committee met three times and has not acted by unanimous written consent.
Competitive Assessment of Cash and Long-Term Compensation
We aim to attract and retain the most highly qualified executive officers in an extremely competitive market. Accordingly, the compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the compensation committee reviews market data for each executive officer’s position, compiled by Radford as described below, including information relating to the mix and levels of compensation for executive officers in the life sciences industry.
In 2013, when developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2014, Radford reexamined our compensation philosophy and peer group and recommended updates to the list of peer companies to reflect our growth, increase in our revenues and market capitalization, the expansion of our geographic reach and product portfolio, and the consolidation in our industry. Radford selected companies that were in the life sciences industry with commercial products on the market, had revenue of approximately one half (0.5x) to two times (2x) our then-projected revenue (resulting in a range of generally $300 million to $1.5 billion in revenue), had market values of approximately one third (0.3x) to three times (3x) our market capitalization at the time (resulting in a range of between $1.2 billion to $12 billion in market capitalization), and were located primarily in the United States or headquartered in Europe.

Based on these criteria, for 2014, Radford recommended that Questcor Pharmaceuticals, Inc. be added to and that no companies be removed from our peer group company list at that time.
Based on these parameters, in late 2013 our compensation committee approved the following companies as our peer group for 2014: Acorda Therapeutics, Inc., Alexion Pharmaceuticals, Inc., Alkermes, Inc., Auxilium Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., Elan Corporation, plc, Endo Health Solutions Inc. (formerly Endo Pharmaceuticals Holdings Inc.), Impax Laboratories, Inc., Incyte Corporation, Medivation, Inc., Myriad Genetics, Inc., Onyx Pharmaceuticals, Inc., Questcor Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Seattle Genetics Inc., The Medicines Company, United Therapeutics Corporation, and ViroPharma Incorporated. In determining executive compensation for 2014, the compensation committee reviewed data from this group of peer companies. At the time of approval of our 2014 peer group, our company was in the 62nd percentile of the peer group for market capitalization, 78th percentile of the peer group for one-year revenue growth and 66th percentile of the peer group for revenue.
In early 2014, Radford completed an assessment of executive compensation based on our peer group to inform the compensation committee’s determinations of executive compensation for 2014. This assessment included updated market data regarding executive compensation at comparable public companies in the life sciences industry that reflected our increased revenue and market value. This market data was compiled from multiple sources, including: (i) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had revenues between $300 million and $1.5 billion, or the general survey data, which includes survey data with respect to our selected 2014 peer group companies; (ii) data from the Radford Global Life Sciences Survey with respect to the 2014 selected peer group companies listed above, or the peer survey data; and (iii) the 2014 selected peer group companies’ publicly disclosed information, or public peer data. The components of the market data were based on the availability of sufficient comparative data for an executive officer’s position. Generally, peer survey data and public peer data is used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive officer’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford, and used as one reference point, in addition to other factors, in setting our executive officers’ compensation.
The compensation committee generally reviews total direct compensation, comprising both target cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program as a whole is positioned competitively to attract and retain the highest caliber executive officers and that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target compensation to a particular level of the market data; rather, the compensation committee reviews a range of market data reference points (generally at the 25th, 50th, 60th and 75th percentiles of the market data) with respect to total direct compensation, total target cash compensation (including both base salary and the annual target performance bonus) and equity compensation (valued based on an approximation of grant date fair value). In making compensation determinations, the compensation committee considers a variety of factors, which may include market data and a particular executive officer’s experience, overall qualifications and criticality of skills to the future performance of our company.
Our Chief Executive Officer assesses the performance of each named executive officer (other than himself) and presents his recommendations to the compensation committee. These recommendations reflect his consideration of the market data, the performance of each named executive officer, internal pay equity among individuals (including qualifications and contributions to meeting our corporate objectives), criticality and scope of job function and our Chief Executive Officer’s extensive industry experience. The compensation committee reviews and considers the market data, our Chief Executive Officer’s recommendations on specific pay levels for each named executive officer and Radford’s recommendations on compensation policy determinations for the executive officer group, and also reviews internal pay equity among individuals and positions, criticality and scope of job function, retention risk, company performance and individual performance (including qualifications and contributions to meeting our corporate objectives), total targeted and historical compensation for each individual named executive officer and any other factors the compensation committee determines important. The compensation committee uses all of these factors to set the compensation of our named executive officers at levels that the compensation committee considers to be competitive and appropriate for each named executive officer, using the compensation committee’s professional experience and judgment.
In late 2014, when developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2015, Radford selected companies that were in the life sciences industry with commercial products on the market, had revenue of approximately one half (0.5x) to two and half times (2.5x) our then-projected revenue (resulting in a range of generally $450 million to $2.5 billion in revenue), had market values of approximately one third (0.3x) to three times (3x) our market capitalization at the time (resulting in a range of between $2.5 billion to $25 billion in market capitalization), and were located primarily in the United States or headquartered in Europe. Based on these criteria, for 2015,

Radford recommended and our compensation committee approved the removal of Acorda Therapeutics, Inc., Auxilium Pharmaceuticals, Inc., Impax Laboratories, Inc. and The Medicines Company (which no longer met the criteria), Myriad Genetics, Inc. (which has a different talent pool than our company for its diagnostics business), and Elan Corporation, plc, Onyx Pharmaceuticals, Inc., Questcor Pharmaceuticals, Inc. and ViroPharma Incorporated (which were acquired since the 2014 peer group company list was approved ), and the addition of Actelion Ltd., Mallinckrodt plc, Pharmacyclics, Inc. and Vertex Pharmaceuticals Incorporated to our 2015 peer group company list.
Advisory Vote on Executive Compensation
At our 2014 annual general meeting of shareholders, the shareholders approved, on an advisory basis, the compensation of the named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (over 98% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the named executive officers and encourages long-term retention. Accordingly, the compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, expects to continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the named executive officers.
Executive Compensation Program
Our executive total compensation program currently consists of three principal components: base salary, annual performance bonuses (if approved by the compensation committee or board of directors, as applicable) and long-term incentive compensation, currently in the form of stock options and RSU awards which are subject to time-based vesting. We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control under our change in control plan. Finally, the named executive officers have the opportunity to participate in the company’s 2007 Employee Stock Purchase Plan, as amended and restated, or the ESPP, as described below, and other benefits generally available to all employees in their respective countries of employment, which include, for all U.S.-based employees, the opportunity to participate in the Jazz Pharmaceuticals, Inc. 401(k) Plan, or the 401(k) Plan. Each component of compensation is evaluated based on the factors discussed below.
Base Salary
None of the named executive officers has a guaranteed base salary; their base salaries are set each year by the compensation committee (other than in the case of our Chief Executive Officer, whose base salary is set by the board of directors upon recommendation of the compensation committee). Base salary is intended to provide a fixed level of compensation that is competitive within our industry and geographic areas. The compensation committee reviews and determines the appropriate level of base salary for the named executive officers, generally effective by March 1 of each year.
As described above under the heading “Compensation Discussion and Analysis——Competitive Assessment of Cash and Long-Term Compensation,” the compensation committee considers several factors in setting base salary. One such factor is that competition for executive talent is intense in our industry and in our geographic areas. Our executive officers have many years of valuable experience in our industry, and their continued leadership is deemed critical to our short-term and long-term success. Because the compensation committee aims to ensure that our executive officers’ base salaries are competitive, the base salaries of individual executive officers may vary based on a particular individual’s experience, overall qualifications and criticality of skills to the future performance of our company, in addition to market data for each named executive officer’s position.
Performance Bonus Plan
In accordance with the performance bonus plan, we maintain an annual bonus award program to reward the named executive officers (and other employees) for attaining our company’s corporate objectives and for their individual contributions toward such achievements. Corporate objectives under the performance bonus plan are derived from our annual corporate goals and generally relate to our commercial efforts, financial measures (such as sales and adjusted net income targets), strategic transactions, progress of our clinical development programs, regulatory matters, regulatory and sales and marketing compliance and effective employee engagement, alignment and professional development.
In keeping with our pay-for-performance philosophy, the compensation committee takes a formulaic approach to determining our bonus pool under the performance bonus plan. The compensation committee assigns a specific weighting to each quantitative corporate objective and assigns a separate weighting to the qualitative corporate objectives taken as a whole.

An algorithm is defined for calculating the achievement of the quantitative corporate objectives. The achievement of the quantitative and qualitative corporate objectives is reviewed throughout the year. Shortly following the end of each year, the bonus pool is set by the compensation committee, based on the algorithm and the compensation committee’s determination of the company’s success in achieving the quantitative and qualitative corporate objectives.
Shortly following the end of each year, the compensation committee determines the portion of the bonus pool, if any, that will be allocated to the named executive officers, including the named executive officers, as a group and the bonuses for each individual executive officer. Actual performance bonus awards to executive officers are determined based on the compensation committee’s (and in the case of the Chief Executive Officer, our board of directors’) subjective assessment of each executive officer’s contribution to the achievement of our corporate objectives. The Chief Executive Officer provides input and recommendations to the compensation committee with respect to bonuses for the executive officers other than himself.
The performance bonus plan, approved by the compensation committee at the end of each year for the following year, sets specific executive bonus opportunities, expressed as a percentage of base salary paid in the following year. The target bonuses are determined by our compensation committee based on several factors, including market data, as described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation.” Target bonuses are reviewed on an annual basis, considering both the target percentage of base salary and also the resulting total target cash compensation amount an executive may receive when combined with base salary. The compensation committee determines the appropriate annual target performance bonus as a percentage of base salary, based on each executive officer’s job level, in order to promote internal equity for positions of similar scope and impact and, given the cross-functional nature of our business, to reinforce teamwork across the executive group. Annual target performance bonuses generally represent a larger percentage of compensation for those executive officers who have a greater opportunity to impact corporate performance.
Shortly following the end of each year, the compensation committee determines the funding of the total bonus pool under the performance bonus plan, as described above. The actual performance bonus awarded to each executive officer in a year, if any, may be more or less than the applicable target, depending primarily on the compensation committee’s determination of our company’s achievement of corporate objectives (and therefore the total bonus pool) and the executive’s individual contributions with respect to such objectives. Whether or not a performance bonus is paid for any year is within the discretion of the compensation committee (or the board of directors in the case of our Chief Executive Officer) based on such achievement.
We have not historically paid any guaranteed bonuses to the named executive officers. From time to time when the compensation committee determines appropriate, we pay special bonuses in connection with the commencement of employment of executive officers, contingent upon their continued service, as described below under the heading “Description of Compensation Arrangements—Executive Employment Agreements.”
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
Long-Term Equity Awards
The compensation committee believes that long-term performance is achieved through an ownership culture that rewards executive officers through the use of equity incentives. We grant stock options and RSUs to our executive officers in part because the compensation committee believes that long-term equity awards composed of a mix of both types of awards may better align our executive officers’ interests with those of our shareholders by minimizing the incentive for inappropriate short-term risk taking at the expense of realizing long-term value. Stock options provide a return to our executive officers only if the market price of our ordinary shares appreciates over the stock option term. For this reason, the compensation committee views stock options as a key aspect of our pay-for-performance culture and as fostering alignment between our executive officers and our shareholders. RSU awards generally cover fewer shares than the stock options that we would otherwise grant to deliver a similar value to an executive officer. As a result, RSU awards enable the company to minimize dilution to shareholders while reinforcing the importance of shareholder value creation. Both stock options and RSUs vest over time, thereby providing retention incentives for the company.
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
For all employees, the exercise price of stock options is equal to the fair market value (the closing price as reported on the NASDAQ Global Select Market) of our shares on the date of grant. Stock option grants generally vest 25% upon the one year anniversary of the vesting commencement date, which is generally the employment commencement date for new hire grants and the grant date for annual grants, and vest as to the remainder of the shares in 36 equal monthly installments thereafter, subject to the option holder’s continued service with us. RSUs typically vest annually over four years from the grant date, also subject to the holder’s continued service with us. Stock options and RSUs are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control.”
The compensation committee considers several factors in setting long-term equity awards, including market data, as described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation.” In determining the size of equity awards, the compensation committee considers the value of the award as well as other factors, including the retention value of each executive officer’s total equity, giving effect to such award and each executive officer’s total direct compensation relative to internal pay equities among our executive officer group. Standard vesting schedules are established to ensure a meaningful incentive to remain employed with our company and to work toward its success over time. Accordingly, an equity award will generally provide a return to the employee only if he or she remains in our company’s service, and then, in the case of stock options, only if the market price of our stock appreciates over the equity award term.
We currently grant equity awards to the named executive officers, including stock options and RSUs, under the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the Azur Merger in December 2011 and was assumed by us upon the completion of the Azur Merger. The 2011 Plan replaced our 2007 Equity Incentive Plan, or the 2007 Plan, and affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries, and to provide long-term incentives that align the interests of employees with the interests of our shareholders. Before the 2011 Plan was adopted, we granted stock options under our 2007 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals, Inc.’s initial public offering.
Additional long-term equity incentives are provided through the ESPP, which we assumed upon the completion of the Azur Merger. Pursuant to the ESPP, all eligible employees, including the named executive officers, may allocate up to 15% of their base salary to purchase our stock at a 15% discount to the market price, subject to specified limits.
Since February 2013, we maintain share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors in order to better align their interests with those of our shareholders. The practice of implementing share ownership guidelines for executive officers is aligned with our ownership culture and is becoming more common in our industry. A description of this policy is included below under the heading “Ownership Guidelines for Directors and Executive Officers.”
Severance Benefits upon Change in Control
All of the named executive officers employed as of the end of 2014 are eligible to participate in the change in control plan. A description of this plan is included below under the heading “Potential Payments upon Termination or Change in Control.”
The change in control plan provides certain severance benefits to our executive officers, including the named executive officers, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executive officers who might be terminated following a change in control and the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. Severance compensation is structured as a “double-trigger” benefit, meaning that an executive officer receives benefits only if the executive officer has an involuntary termination within a specified period of time following a change in control transaction. No benefit is provided solely as a result of a change in control. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. Furthermore, this protection assists us in attracting and retaining highly valued executives. The compensation committee also believes that termination without cause and constructive termination are the appropriate involuntary termination events that should trigger benefits in a change in control transaction, because such terminations are generally considered to be beyond the control of a terminated employee and are terminations that, under different circumstances, would not have occurred. We do not provide any tax gross up payments on severance or change in control benefits.
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
Ownership Guidelines for Directors and Executive Officers
Since February 2013, we maintain share ownership guidelines for our non-employee directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the currently-employed named executive officers. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to: three times (3x) base salary, for the company’s Chief Executive Officer; one times (1x) base salary, for each other member of the company’s executive committee; and three times (3x) the director’s annual cash retainer, for each non-employee director of the company.
The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of the company’s adoption of the guidelines (or within five years of the date an officer or director first becomes subject to them).
The value of the company’s ordinary shares for purposes of determining the number of shares subject to these guidelines in a given year is determined as the product of (i) the number of ordinary shares credited as held by the individual and (ii) the greater of (a) the closing price of the company’s ordinary shares on the applicable date, or (b) the purchase or exercise price paid for such shares. Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (including RSUs that have vested but not yet settled, net of taxes); shares retained after an option exercise or issuance under another type of equity award granted under the company’s equity incentive plans; shares retained after purchase under the ESPP; shares held in trust for the benefit of the individual; and, solely with respect to non-employee directors, shares held in a deferral account and issuable to such director pursuant to the company’s Amended and Restated Directors Deferred Compensation Plan, or the Directors Deferred Plan.
The compensation committee has discretion to develop an alternative individual guideline or an alternative method of complying with the applicable individual guideline for an individual covered by the guidelines if compliance would place a significant hardship on such individual.
2014 Compensation Decisions for the Named Executive Officers
We believe that 2014 was an outstanding year for the company due in part to our continued strong revenue and adjusted net income growth, the completion of the Gentium Acquisition and the launch of Defitelio, the acquisition of JZP-110, the acquisition of rights to defibrotide in the Americas and the significant progress and investment we made in expanding our product development pipeline, as described above under the heading “Compensation Discussion and Analysis—Executive Summary.”

Base Salary
Upon recommendation from the compensation committee, the board of directors increased the 2014 base salary rate for Mr. Cozadd by 8.4% from 2013. The board of directors determined this increase was warranted because Mr. Cozadd’s 2013 base salary rate was between the 25th and 50th percentiles of the market data for his position and was not reflective of his significant individual contributions. After the increase, Mr. Cozadd’s 2014 base salary was at the 60th percentile of the market data for his position, which the board of directors considered appropriate given Mr. Cozadd’s outstanding achievement and integral role in our company’s exceptional performance in 2013 and to reflect internal pay equities between the Chief Executive Officer and the other executive officers.
Mr. Young was promoted in early 2014 from Senior Vice President, Corporate Development to Senior Vice President and Chief Financial Officer. Mr. Young’s 2014 base salary rate, giving effect to his promotion, was increased by an aggregate of 18% from his base salary rate in effect at the end of 2013 and, after the increase, was between the 25th and 50th percentiles of the market data for his promoted position. The compensation committee determined this level of base salary was appropriate given Mr. Young’s assumption of a new role and increased responsibilities, internal equity with the other executive officers and market data for his promoted position.
Mr. Cox was promoted in mid-2014 from Executive Vice President and Chief Commercial Officer to the position of Executive Vice President and Chief Operating Officer. Mr. Cox’s 2014 base salary rate, giving effect to his promotion, was increased by an aggregate of 23.5% from his base salary rate in effect at the end of 2013, and, after the increase, was between the 25th and 50th percentiles of the market data for his promoted position. The compensation committee determined this level of base salary was appropriate given Mr. Cox’s assumption of a new role and increased responsibilities, internal equity with the other executive officers and market data for his promoted position.
Ms. Hooper’s 2014 base salary rate was increased from her 2013 base salary rate by 2.1%. Following this increase, Ms. Hooper’s 2014 base salary remained at approximately the 75th percentile of the market data for her position, which the compensation committee determined remained appropriate given that her 2013 base salary rate was at the high end of the range of the market data for her position and her 2014 base salary rate continued to reflect her superior performance and leadership.
Mr. Miller joined us in early 2014 as Senior Vice President, U.S. Commercial. His 2014 base salary rate was determined in connection with his commencement of employment, prior to his becoming an executive officer, based on a number of factors including internal equity with the executive officers and Mr. Miller’s leadership potential. Mr. Miller’s 2014 base salary rate was between the 25th and 50th percentiles of the market data for his position.
Ms. Falberg’s 2014 base salary rate was increased from her 2013 base salary rate by 2.1%. Following this increase, Ms. Falberg’s 2014 base salary rate remained at approximately the 75th percentile of the market data for her position, which the compensation committee determined remained appropriate given that her 2013 base salary rate was at the high end of the range of the market data for her position and her 2014 base salary rate continued to reflect the strength of the multiple functions she managed.

The 2014 base salary rates and percentage increases from 2013 base salary rates for the named executive officers are set forth in the table below.

Name	2014 Base Salary ($)(1)	Increase over 2013 Base Salary (%)

Bruce C. Cozadd	840,000	8.4
Matthew P. Young(2)	415,000	18.0
Russell J. Cox(2)	525,000	23.5
Suzanne Sawochka Hooper	485,000	2.1
Michael P. Miller	400,000	N/A
Kathryn E. Falberg	485,000	2.1
_________________________

(1)	Base salary rates were generally effective by March 1, 2014, or, for Mr. Young and Mr. Cox, upon their promotion, in early and mid-2014, respectively.

(2)	As described above, Mr. Young and Mr. Cox were promoted in early and mid-2014 and the increase in base salary reflects the increased responsibilities in their promoted positions.
In February 2015, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following 2015 base salaries for the named executive officers remaining employed by the company, generally effective by

March 1, 2015: Mr. Cozadd, $875,000; Mr. Young, $475,000; Mr. Cox, $550,000; Ms. Hooper, $500,000; and Mr. Miller, $430,000. These 2015 base salaries for the named executive officers reflect each of their contributions to the company’s performance in 2014 and professional development, adjustments to advance internal pay equity among the executive officers, merit adjustments and adjustments to align with our 2015 peer group and the related market data for each position.
Performance Bonus Awards
There were no changes to our target performance bonuses for 2014 compared to 2013. In early 2014, the board of directors approved a target performance bonus for Mr. Cozadd of 100% of his base salary earned during 2014. In early 2014 (and with respect to Mr. Young, in April 2014, and with respect to Mr. Cox and Mr. Miller, in July 2014), the compensation committee approved a target performance bonus for Mr. Cox, Ms. Hooper and Ms. Falberg, as executive vice presidents, of 50% of each officer’s base salary earned during 2014 and for Mr. Young and Mr. Miller, as senior vice presidents, of 40% of each executive officer’s base salary earned during 2014. We set these targets in order to provide financial incentives to the named executive officers to work to achieve our annual corporate goals, and to assist the company in remaining competitive with the performance bonus practices of its peers. The board of directors sets the annual target performance bonus for the Chief Executive Officer at a higher percentage than the percentages for other executive officers to reflect that the Chief Executive Officer has ultimate responsibility for our company’s performance.
In recommending to our board of directors the Chief Executive Officer’s annual target performance bonus, the compensation committee considered his total target cash compensation (including both base salary and annual target performance bonus), which for 2014 was at approximately the 50th percentile of the market data for his position, to align with market practice. In setting the 2014 annual target performance bonuses for the named executive officers other than Mr. Cozadd, the compensation committee considered internal equity among the executive officer positions and therefore set the same bonus percentage for all executive vice presidents and the same bonus percentage for all senior vice presidents. In addition, the compensation committee considered the total target cash compensation for each individual (including both base salary and annual target performance bonus), which were: for Mr. Young, at approximately the 25th percentile of the market data for his position; for Mr. Cox, at approximately the 25th percentile of the market data for his position; for Ms. Hooper, between the 60th and the 75th percentiles of the market data for her position; for Mr. Miller, between the 25th and 50th percentiles of the market data for his position; and for Ms. Falberg, at approximately the 60th percentile of the market data for her position.
Our board of directors approved quantitative and qualitative corporate objectives for purposes of establishing the level of funding for our performance bonus plan for 2014 and communicated these objectives to the named executive officers in early 2014. For 2014, our board of directors determined that the bonus pool for the 2014 plan year should be based 80% on the level of achievement of four specific quantitative corporate objectives (each with a relative weighting) and 20% on the level of achievement of certain qualitative corporate objectives collectively. These quantitative and qualitative objectives and the criteria used by the compensation committee to determine achievement thereof are described below.
Quantitative Objectives
The table below summarizes the objectives, weights, targets, actual results, their corresponding multipliers and the resulting bonus pool funding percentage used for the four quantitative objectives for 2014, as well as three revenue stretch goals that were weighted an additional 15% collectively.
The compensation committee defined an algorithm with respect to each quantitative objective, including the three revenue stretch goals, for calculating the actual percentage of bonus pool funding attributable to achievement for each such objective. The compensation committee set specific minimum and maximum levels of achievement for the total revenue objective, the Xyrem revenue bottle growth stretch goal, the Erwinaze/Erwinase net sales stretch goal, the Defitelio European net sales stretch goal and the adjusted net income objective, which are described in the footnotes to the table below. For the quantitative objectives relating to the achievement of the research and development and corporate development objectives, the compensation committee did not set a minimum performance level; rather, achievement of between 0% and 200%, measured against specified criteria as described in more detail below, was determined by the compensation committee for each of these objectives and used to calculate the applicable bonus pool funding percentage attributable to each such objective.

Corporate Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (2)

1.	Achieve total revenue of $1,127 million (1)	30%	Above target: Total revenue of $1,173 million	141%	42.2%
	• Stretch Goal: Achieve Xyrem year-over-year revenue bottle growth of 11% or 12% (3)	5%	Below stretch target	—%	—%
	• Stretch Goal: Achieve Erwinaze/Erwinase net sales goal (4)	5%	Below stretch target	—%	—%
	• Stretch Goal: Achieve Defitelio European net sales goal (5)	5%	Above stretch target	100%	5%
2.	Continue corporate development efforts, which included: • acquiring additional marketed or close-to-market products; and • exploring or evaluating divestiture of non-strategic products.	15%	At target (6)	100%	15%
3.	Advance our R&D pipeline, which included making scheduled progress on: • JZP-110 activities; • life cycle management (LCM) programs for existing products; • defibrotide activities; and • JZP-416 activities.	15%	At target (7)	100%	15%
4.	Achieve adjusted net income attributable to Jazz Pharmaceuticals plc* of $503 million (1)	20%	Above target: Adjusted net income of $527.6 million (8)	149%	29.8%
Total					107%
_________________________

(1)
If a specified minimum annual performance level was met (95% of target for total revenue objective and adjusted net income objective), then a scaled performance multiplier (ranging from 50% to 150% for the total revenue objective and 50% to 200% for the adjusted net income objective) is determined and used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the minimum level, 50% if performance was at the minimum level, and then scaled for performance between 51% and the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (105% of target for total revenue objective and 110% of target for adjusted net income objective).

(2)
The percentages in this column represent, for each quantitative objective, the weight of the quantitative objective, multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(3)
With respect to the Xyrem bottle growth stretch goal, the minimum annual performance level was set at 11% bottle volume growth, resulting in a 50% performance multiplier. The performance multiplier increased to a maximum of 100% at 12% bottle volume growth or above. Actual achievement for 2014 was 10% bottle volume growth.

(4)
With respect to the Erwinaze/Erwinase net sales stretch goal, the performance level was set and capped at achievement of net sales at $210 million, which represented a 7% increase above the budgeted amount, resulting in a performance multiplier of 100%. Actual achievement for 2014 was $199.7 million.

(5)
With respect to the Defitelio European net sales stretch goal, the minimum annual performance level was set at achievement of European net sales of €33 million, which represented a 10% increase above the budgeted amount, resulting in a 50% performance multiplier. The performance multiplier increased to a maximum of 100% at achievement of European net sales of €36 million, which represented an increase of 20% or more above the budgeted amount. Actual achievement for 2014 was €51.8 million.

(6)
With respect to the quantitative objective of continuing corporate development efforts, because we evaluated multiple corporate development opportunities to determine their alignment with our strategy and goals, completed the Gentium Acquisition and acquired the rights to JZP-110 in January 2014, acquired the rights to defibrotide for the treatment and prevention of veno-occlusive disease in the Americas in August 2014, and reached an agreement in December 2014 to divest the general medicines business, which divestiture closed in the first quarter of 2015, the compensation committee determined the actual achievement by the company was at target, resulting in a performance multiplier of 100%, and therefore a 15% bonus pool funding percentage.

(7)
With respect to the quantitative objective of advancing our R&D pipeline, because we achieved each of the sub goals described in more detail in the table below, the compensation committee determined that the actual achievement by the company was at target, resulting in a performance multiplier of 100%, and therefore a 15% bonus pool funding percentage.

Sub Goals	Quantitative Objective(s) Included:
JZP-110 Activities
Initiate start-up activities for Phase 3 clinical trials of JZP-110, a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy and EDS in patients with obstructive sleep apnea.

LCM Programs
Initiate a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy.

Initiate an Erwinaze pharmacokinetic study in Phase 2 for the treatment of acute lymphoblastic leukemia in the young adult population.

Obtain FDA approval for the administration of Erwinaze via intravenous infusion in conjunction with chemotherapy.

Defibrotide Activities	Execute on steps for new drug application submission with the FDA for defibrotide for the treatment of VOD in patients undergoing hematopoietic stem-cell transplantation therapy.
JZP-416 Activities	Initiate Phase 2/3 clinical trial to assess treatment of pediatric patients with acute lymphoblastic leukemia.

(8)
The dollar figure for our Actual Results in this row represents adjusted net income attributable to Jazz Pharmaceuticals plc for the year ended December 31, 2014. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

*
Adjusted net income attributable to Jazz Pharmaceuticals plc, as used in this report, is a non-GAAP financial measure that excludes certain items from GAAP income from continuing operations attributable to Jazz Pharmaceuticals plc. For more information on our presentation and calculation of adjusted net income attributable to Jazz Pharmaceuticals plc, and a reconciliation of adjusted net income attributable to Jazz Pharmaceuticals plc to GAAP income from continuing operations attributable to Jazz Pharmaceuticals plc, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

Qualitative Objectives
The qualitative corporate objectives approved by the board of directors are inherently less quantifiable than the quantitative objectives and accordingly were not assigned individual weightings. The multiplier applied to the qualitative corporate objectives ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the aggregate qualitative corporate objectives were achieved during the year. The qualitative corporate objectives were:

•	Create “One Jazz” by enhancing our culture, values, communications and organizational efficiencies;

•	Continue to strengthen our leadership through coaching and management training;

•
Continue to demonstrate our strong commitment to our corporate culture of compliance and quality by achieving our corporate and quality objectives while operating in a manner that is compliant with the laws and regulations that govern our industry;

•	Continuing to grow and improve the efficacy and efficiency of our research and development capabilities; and

•	Demonstrate ability to effectively execute commercial product launches.
In evaluating the qualitative objectives, the compensation committee determined the following accomplishments were relevant: (i) improving our organizational efficiencies through improvements to our IT infrastructure, integration efforts following the Gentium Acquisition and our reorganized employee communications to achieve a “One Jazz” culture; (ii) continuing to develop our leadership pool through investment in professional development opportunities, coaching and management training; (iii) maintaining and strengthening our corporate culture of compliance; (iv) improving our research and development capabilities; and (v) effectively executing the launch of Defibrotide in certain European countries. After balancing the performance with respect to all of the qualitative objectives, the compensation committee determined that overall achievement resulted in a multiplier of 80%, and therefore a 16% bonus pool funding percentage for the 2014 qualitative objectives.
After adding together the bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 80% and 20%, respectively, the compensation committee approved an overall bonus pool funding percentage of up to 123% for 2014, or the 2014 bonus percentage, which resulted in approval of an aggregate corporate bonus payout for the company’s employees of 123% of the target bonus pool for the 2014 plan year.
The compensation committee did not set specific objectives for individual executive officers. Each of the executive officers is responsible for meeting the corporate objectives, and each objective was deemed important in determining the level of the company’s performance during the year. Accordingly, the actual bonus amount paid under the performance bonus plan for each named executive officer (other than the Chief Executive Officer) in 2014 was determined in part based on such officer’s individual contributions towards achievement of the corporate objectives, including the achievement of the functions each leads, as determined by the compensation committee based on its review and an assessment and recommendation by our Chief Executive Officer. The compensation committee determined the actual 2014 bonus amount for each named executive officer based upon the 2014 bonus percentage, the named executive officer’s (other than the Chief Executive Officer’s) individual contributions (and the contributions of the functions each leads) to achievement of the corporate objectives, the named executive officer’s target bonus percentage and the actual salary the named executive officer earned during the year. All of the named executive officers and the functions each leads contributed significantly to the achievement of our corporate objectives in 2014. However, certain of the named executive officers’ responsibilities and contributions more directly related to achievement of key corporate objectives and therefore were given a greater weight in the compensation committee’s determination of the bonus amount paid to each named executive officer.
The compensation committee (with approval from the board of directors with regard to Mr. Cozadd) determined that the company’s overall 2014 bonus percentage of 123% was applicable to Mr. Cozadd, because, as Chief Executive Officer, Mr. Cozadd is responsible for the company meeting all of its objectives. Mr. Young was awarded a bonus at a rate higher than the company’s 2014 bonus percentage because of his outstanding performance and professional growth in his first year as our Chief Financial Officer and his leadership within the finance group and the company as a whole. Mr. Cox was awarded a bonus at a rate higher than the company’s 2014 bonus percentage because of his expanded oversight of multiple functions and the resulting operational achievements. Ms. Hooper was awarded a bonus at a rate higher than the company’s 2014 bonus percentage because she was responsible for the legal aspects that relate to all of the corporate objectives and because of her continued strategic leadership to strengthen and defend our intellectual property and her leadership on a broad range of company matters. Mr. Miller was awarded a bonus at a rate higher than the company’s 2014 bonus percentage because of his performance in his first year. Ms. Falberg retired in March 2014 and accordingly was not eligible for or awarded a bonus for 2014.
In February 2015, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following performance cash bonus award payments for 2014 under the performance bonus plan: Mr. Cozadd, $1,020,900; Mr. Young, $250,000; Mr. Cox, $320,000; Ms. Hooper, $320,000; and Mr. Miller, $140,000. In addition, after reviewing the market data provided by Radford and considering our growth and position relative to our 2015 peer group, the compensation committee approved 2015 target performance bonuses for our executive officers who are executive vice presidents of 55%, and for those who are senior vice presidents, including Mr. Miller, of 45%, in each case, of each officer’s base salary earned during 2015. The board of directors made no change to the 2015 target performance bonus for Mr. Cozadd and approved a target performance bonus of 100% of his base salary earned during 2015. Ms. Falberg retired in March 2014 and accordingly has no target performance bonus for 2015.
Stock Option and RSU Awards
In February 2014, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved annual equity grants under our 2011 Plan to the named executive officers. The compensation committee and the board of directors determined that these equity grants should generally be structured to consist of 50% stock options and 50% RSUs using a 2 to 1 ratio of stock option grants to RSUs to control dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price. Mr. Cozadd was awarded 66,000 options and 33,000 RSUs. Mr. Young was awarded 9,000 options and 4,500 RSUs, and, following his promotion to Senior Vice President and Chief Financial Officer, in April 2014 the compensation committee approved an additional award of 12,500 options and 6,250 RSUs. In February 2014, each of Mr. Cox and Ms. Hooper were awarded 20,000 options and 10,000 RSUs. Following his promotion to Chief Operating Officer, in July 2014, the compensation committee approved an additional award of 15,000 options and 7,500 RSUs to Mr. Cox. In connection with his employment in April 2014, the compensation committee approved an award of 20,000 options and 10,000 RSUs to Mr. Miller. Ms. Falberg retired in March 2014 and accordingly was awarded no equity in 2014.
These equity grants vest over four years, with 25% of the shares subject to the option awards vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months, and 25% of the RSUs vesting annually on the first through fourth anniversaries of the grant date. The compensation committee and, with respect to Mr. Cozadd, the board of directors, determined the number of stock options and RSUs to be granted to each executive officer by reference to the value of the award (based on an approximation of grant date fair value) and internal equity among the executive officer group.
The 2014 equity awards for Mr. Cozadd and Ms. Hooper fell at approximately the 90th percentile of the market data for their respective positions. The 2014 equity awards, including both the annual equity grant and the subsequent promotion equity grant, for Mr. Young and Mr. Cox were awarded at approximately the 50th percentile of the market data for each of their respective promoted positions. The 2014 equity award for Mr. Miller fell at approximately 50th percentile of the market data for his position. The compensation committee and the board of directors determined these awards were appropriate to encourage our named executive officers to contribute to the company’s long-term performance and, with respect to Mr. Young and Mr. Cox, warranted based on their promotions. Mr. Cozadd and Ms. Hooper’s grants were at the high end of the market data, which the compensation committee determined was appropriate based on our position relative to our peer group and market trends.
The compensation committee believes that equity award grants to the named executive officers in 2014 were consistent with providing each continuing named executive officer with an ongoing equity position in the company that is competitive with similarly situated executive officers at companies included in the market data, fosters an ownership culture focused on the company’s long-term performance and appropriately encourages and rewards exceptional individual achievement. Our share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors were adopted to further support this ownership culture and better align the interests of these executive officers and non-employee directors with those of our shareholders. A description of this policy is included above under the heading “Ownership Guidelines for Directors and Executive Officers.”
The compensation committee and the board of directors determined to maintain the same general structure for our equity program in 2015, applying the same reasoning as described above. As a result, the value of the annual equity grants in February 2015 was delivered 50% in stock options and 50% in RSUs, using a ratio of stock option grants to RSUs of 2.6 to 1. In February 2015, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved annual equity grants under our 2011 Plan to the continuing named executive officers in the following amounts. Mr. Cozadd was awarded 72,500 options and 27,800 RSUs. Each of Mr. Young, Mr. Cox and Ms. Hooper was awarded 20,000 options and 7,675 RSUs. Mr. Miller was awarded 12,500 options and 4,795 RSUs. These equity grants vest over four years, with 25% of the shares subject to the option awards vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months, and 25% of the RSUs vesting on the first through fourth anniversaries of the grant date. The 2015 annual equity grants to the named executive officers reflect the compensation committee’s review of market data for annual grants to executive officers in similar positions, based on industry and responsibility level.
Change in Control Plan
Our change in control plan provides that if an executive’s employment terminates under certain circumstances in connection with a change in control, the executive will be eligible to receive certain severance benefits, including cash benefits based on the executive’s base salary and annual bonus, COBRA premiums and equity award acceleration. The terms of the change in control plan are described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” Our compensation committee periodically reviews the terms of our change in control plan against market data to ensure that the benefits we offer remain appropriate. In July 2013, the compensation committee reviewed the benefits offered under the change in control plan and approved modifications to our change in control plan in order to (i) provide that an executive’s cash severance payment relating to the executive’s annual bonus would be reduced by the amount of any bonus payments made to or earned by such executive for performance in the year of termination and (ii) eliminate a special bonus calculation for newly-hired executives. Only our executive officers based in the United States participate in the change in control plan; executive officers based in other locations receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future.

Accounting and Tax Considerations
Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, the company is required to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718. The compensation committee has considered, and may in the future consider, the grant of performance-based or other types of stock awards to executive officers in lieu of or in addition to stock option and time-based RSU grants in light of the accounting impact of ASC 718 and other considerations.
Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, limits companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation,” as defined in the Code and accompanying regulations. To maintain flexibility in compensating executive officers in a manner designed to promote the company’s goals, the compensation committee has considered and determined not establish a policy at this time for determining which forms of incentive compensation awarded to executive officers shall be designed to qualify as “performance-based compensation” for purposes of section 162(m) or requiring all compensation to be deductible. The compensation committee intends to continue to evaluate the effects of the compensation limits of section 162(m) on any compensation it proposes to grant, and the compensation committee intends to continue to provide future compensation in a manner consistent with the best interests of the company and its shareholders.
Risk Assessment Concerning Compensation Practices and Policies
The compensation committee annually reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2015 the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks and, as described above under the heading “Compensation Discussion and Analysis,” significant compensation decisions, and decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.
Conclusion
It is the opinion of the compensation committee that the compensation policies and elements described above provide the necessary incentives to properly align our executive officers’ performance with the interests of our shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executive officers.

SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the named executive officers for fiscal years 2014, 2013 and 2012, as applicable. The compensation information presented below consists of information with respect to Jazz Pharmaceuticals, Inc., our predecessor, for periods prior to January 18, 2012 and information with respect to Jazz Pharmaceuticals plc for the period January 18, 2012 through December 31, 2014. See “Basis of Presentation” above.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Bruce C. Cozadd	2014	830,000	—	5,498,457	4,194,452	1,020,900	11,692	11,555,501
Chairman and Chief Executive Officer	2013	771,154	—	2,956,500	3,478,750	1,056,500	3,622	8,266,526
	2012	722,158	—	4,682,990	4,627,340	1,081,600	1,710	11,115,798

Matthew P. Young (7) Executive Vice President and Chief Financial Officer	2014	402,904	—	1,563,726	1,185,144	250,000	3,620	3,405,394

Russell J. Cox	2014	493,462	—	2,681,998	1,991,469	320,000	11,759	5,498,688
Executive Vice President and Chief Operating Officer	2013	419,616	—	813,038	765,325	380,000	3,622	2,381,601
	2012	379,250	—	1,639,047	1,619,569	300,000	1,629	3,939,495

Suzanne Sawochka Hooper	2014	483,462		1,666,199	1,271,046	320,000	3,710	3,744,417
Executive Vice President and General Counsel	2013	473,462	62,500	946,080	890,560	430,000	2,689	2,805,291
	2012	420,289	187,500	1,639,047	1,619,569	350,000	1,453	4,217,858

Michael P. Miller (8) Senior Vice President, U.S. Commercial	2014	266,154	30,000	1,419,799	1,070,376	140,000	4,583	2,930,912

Kathryn E. Falberg (9)	2014	136,860	—	—	—	—	7,546	144,406
Former Executive Vice President and Chief Financial Officer	2013	472,693	—	946,080	890,560	380,000	3,622	2,692,955
	2012	446,769	—	1,639,047	1,619,569	390,000	2,622	4,098,007
 _______________________

(1)
The dollar amounts in this column represent base salary earned during the indicated fiscal year. For more information regarding salaries in 2014, see “Compensation Discussion and Analysis—2014 Compensation Decisions for the Named Executive Officers—Base Salary” above.

(2)
The dollar amounts in this column represent cash signing bonuses paid in 2012 and 2014, as applicable, to Ms. Hooper and Mr. Miller, and a retention bonus paid during the indicated fiscal year to Ms. Hooper. See “Description of Compensation Arrangements—Executive Employment Agreements” below.

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

(5)
The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information, see “Compensation Discussion and Analysis—2014 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(6)
The dollar amounts in this column include group term life insurance premiums paid and matching contributions made to the 401(k) Plan of up to $2,000 and of up to $1,000 during 2014 and 2013, respectively.

(7)	Mr. Young joined us in April 2013 and became an executive officer in March 2014, when he became our Chief Financial Officer.

(8)	Mr. Miller joined us in April 2014 and became an executive officer in July 2014.

(9)	Ms. Falberg resigned from her position as our Chief Financial Officer in March 2014.
Grants of Plan-Based Awards
The following table shows, for the fiscal year ended December 31, 2014, certain information regarding grants of plan-based awards to the named executive officers.
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	830,000	—	—	—	—
	Annual Option	2/27/2014	2/12/2014	—	—	66,000	166.62	4,194,452
	Annual RSU	2/27/2014	2/12/2014	—	33,000	—	—	5,498,457
Matthew P. Young	Annual Cash	—	—	161,162	—	—	—	—
	Annual Option	2/27/2014	2/11/2014	—	—	9,000	166.62	571,971
	Annual RSU	2/27/2014	2/11/2014	—	4,500	—	—	749,790
	Promotion Option	5/12/2014	4/30/2014	—	—	12,500	130.23	613,173
	Promotion RSU	5/12/2014	4/30/2014	—	6,250	—	—	813,936
Russell J. Cox	Annual Cash	—	—	246,731	—	—	—	—
	Annual Option	2/27/2014	2/11/2014	—	—	20,000	166.62	1,271,046
	Annual RSU	2/27/2014	2/11/2014	—	10,000	—	—	1,666,199
	Promotion Option	8/7/2014	7/30/2014	—	—	15,000	135.44	720,423
	Promotion RSU	8/7/2014	7/30/2014	—	7,500	—	—	1,015,799
Suzanne Sawochka Hooper	Annual Cash	—	—	241,731	—	—	—	—
	Annual Option	2/27/2014	2/11/2014	—	—	20,000	166.62	1,271,046
	Annual RSU	2/27/2014	2/11/2014	—	10,000	—	—	1,666,199
Michael P. Miller	Annual Cash	—	—	106,462	—	—	—	—
	Initial Option	5/5/2014	5/5/2014	—	—	20,000	141.98	1,070,376
	Initial RSU	5/5/2014	5/5/2014	—	10,000	—	—	1,419,799
Kathryn E. Falberg(5)	Annual Cash	—	—	68,430	—	—	—	—
	Annual Option	—	—	—	—	—	—	—
	Annual RSU	—	—	—	—	—	—	—
 _______________________

(1)
This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2014 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each named executive officer’s base salary earned for the fiscal year ended December 31, 2014 and were 100% for Mr. Cozadd, 50% for each of Mr. Cox and Ms. Hooper, and 40% for each of Mr. Young and Mr. Miller. The dollar value of the actual bonus award earned for the year ended December 31, 2014 for each named executive officer (other than Ms. Falberg) is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the named executive officers for the year ended December 31, 2014. For a description of the performance bonus plan, see “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2014 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

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

(3)
Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant, $166.62 per share for the February 27, 2014 annual grants, $141.98 for the May 5, 2014 initial new hire grant, $130.23 for the May 12, 2014 promotion grant and $135.44 for the August 7, 2014 promotion grant, which in each case was the closing price of our ordinary shares on the grant date.

(4)
The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the named executive officers in 2014. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

(5)	Ms. Falberg retired in March 2014.
Description of Compensation Arrangements
Executive Employment Agreements
We do not have employment agreements currently in effect with any of our named executive officers. Like other employees, executive officers are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants. We have employment agreements in effect with certain employees based outside of the United States.
From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. For example, in March 2014 we provided an offer letter to Mr. Miller that included his initial base salary and a hiring bonus of $30,000, payable in connection with commencement of employment, and in April 2013 we provided an offer letter to Mr. Young that included his initial base salary and a hiring bonus of $50,000, payable in connection with commencement of employment. In January 2012, we provided an offer letter to Ms. Hooper that included an initial base salary, a hiring bonus of $125,000 payable in connection with the commencement of employment, and a retention bonus of $62,500, payable on each of the six and twelve months following her commencement of employment. However, the employment of each of Ms. Hooper, Mr. Miller and Mr. Young, as is the case for all of our employees based in the United States, is at-will and not governed by the terms of their respective offer letters.
Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the continuing named executive officers is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted stock options and RSU awards to employees, including the named executive officers, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the named executive officers, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2014 for our named executive officers, see “Compensation Discussion and Analysis—Executive Compensation Program—Long-Term Equity Awards” and “Compensation Discussion and Analysis—2014 Compensation Decisions for the Named Executive Officers —Stock Option and RSU Awards.” The following is a brief summary of the material terms of each of our equity compensation plans.

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
Administration. The board of directors has delegated its authority to administer the 2011 Plan to the compensation committee. Subject to the terms of the 2011 Plan, the board of directors or a committee authorized by the board determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting. The compensation committee has the authority to delegate its administrative powers under the 2011 Plan to a subcommittee consisting of members of the compensation committee and may, at any time, revest in itself some or all of the power previously delegated to the subcommittee. Our board of directors may also delegate to one or more of our officers the authority to designate employees who are not officers to be recipients of certain stock awards and the number of shares subject to such stock awards, provided that our board of directors must specify the total number of shares that may be subject to the stock awards granted by such officer(s) and such officer(s) may not grant a stock award to himself or herself.
Types of Awards. The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, other stock awards, and performance awards that may be settled in cash, shares, or other property, which may be granted to employees, including officers.
Corporate Transactions. In the event of certain significant Corporate Transactions (as defined in the 2011 Plan and described below), our board of directors will have the discretion to take one or more of the following actions with respect to outstanding stock awards (contingent upon the closing or completion of such Corporate Transaction), unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:

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
2007 Employee Stock Purchase Plan
Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011, to be effective immediately prior to the Azur Merger, and, in October 2012, amended and restated by our compensation committee. The ESPP was assumed by us upon the consummation of the Azur Merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland and the United States, including the named executive officers. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide and individual performance objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2014 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards.”
401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. Employee contributions are held and invested by the plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory annual limit, which was $17,500 for employees under age 50, and $23,000 for employees age 50 and over in 2014. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Through 2012, we had not made any such discretionary or matching contributions to the plan. In 2013, we began making discretionary matching contributions, which for 2014 was subject to an annual limit of $2,000 per employee.

Additional Benefits
The continuing named executive officers are eligible to participate in our benefit plans generally available to all employees, as described in “Compensation Discussion and Analysis—Executive Compensation Program—Other Benefits.”

Pension Benefits
Other than with respect to tax-qualified defined contribution plans such as the 401(k) Plan, the named executive officers do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.
Nonqualified Deferred Compensation
During the year ended December 31, 2014, the named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for the fiscal year ended December 31, 2014, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.
OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Name	Exercisable	Unexercisable

Bruce C. Cozadd	—	66,000	(3)	166.62	2/26/2024	120,500	19,729,465
	54,687	70,313	(4)	59.13	3/4/2023
	116,666	83,334	(5)	46.83	8/8/2022
	13,791	—		11.48	3/7/2020
Matthew P. Young (8)	—	12,500	(6)	130.23	5/11/2024	19,750	3,233,668
	—	9,000	(3)	166.62	2/26/2024
	10,000	14,000	(7)	58.72	5/2/2023
Russell J. Cox	—	15,000	(8)	135.44	8/6/2024	45,312	7,418,933
	—	20,000	(3)	166.62	2/26/2024
	12,031	15,469	(4)	59.13	3/4/2023
	40,833	29,167	(5)	46.83	8/8/2022
	44,200	—		8.23	8/24/2020
Suzanne Sawochka Hooper	—	20,000	(3)	166.62	2/26/2024	39,500	6,467,335
	14,000	18,000	(4)	59.13	3/4/2023
	33,631	29,167	(5)	46.83	8/8/2022
Michael P. Miller	—	20,000	(9)	141.98	5/4/2024	10,000	1,637,300
 _______________________

(1)
In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2011 Plan and 2007 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements” as well as the potential vesting acceleration under the terms of the change in control plan described below under the heading “Potential Payments upon Termination or Change in Control.” Ms. Falberg resigned from her position as our Chief Financial Officer in March 2014 and, as a result, had no outstanding equity awards at fiscal year end.

(2)
The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $163.73, the closing price of our ordinary shares on December 31, 2014.

(3)
The unexercisable shares subject to this stock option award as of December 31, 2014 vested with respect to 25% of the shares underlying the stock option on February 27, 2015, and the remainder will vest monthly from March 27, 2015 to February 27, 2018.

(4)	The unexercisable shares subject to this stock option award as of December 31, 2014 will vest monthly from January 5, 2015 to March 5, 2017.

(5)	The unexercisable shares subject to this stock option award as of December 31, 2014 will vest monthly from January 9, 2015 to August 9, 2016.

(6)
The unexercisable shares subject to this stock option award as of December 31, 2014 will vest with respect to 25% of the shares underlying the stock option on May 12, 2015, and the remainder will vest monthly from June 12, 2015 to May 12, 2018.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2014 will vest monthly from January 22, 2015 to April 22, 2017.

(8)
The unexercisable shares subject to this stock option award as of December 31, 2014 will vest with respect to 25% of the shares underlying the stock option on August 7, 2015, and the remainder will vest monthly from September 7, 2015 to August 7, 2018.

(9)
The unexercisable shares subject to this stock option award as of December 31, 2014 will vest with respect to 25% of the shares underlying the stock option on April 30, 2015, and the remainder will vest monthly from May 30, 2015 to April 30, 2018.

Option Exercises and Stock Vested
The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the named executive officers in the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	—	—	37,500	5,316,500
Matthew P. Young	—	—	3,000	425,940
Russell J. Cox	—	—	12,188	1,713,104
Suzanne Sawochka Hooper	7,202	805,501	12,750	1,801,675
Michael P. Miller	—	—	—	—
Kathryn E. Falberg	49,662	6,019,930	4,000	630,400
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

◦
The “applicable percentage” as of December 31, 2014 was 200% for the Chief Executive Officer, Executive Chairman or President (currently only Mr. Cozadd), 150% for Senior Vice Presidents and above (which includes our Executive Vice Presidents) and 100% for Vice Presidents.

◦
The “applicable bonus percentage” is the greater of (a) any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination or (b) the executive’s target bonus, expressed as a percentage of annual base salary, for the calendar year in which the termination occurs;

•
full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us. As of December 31, 2014, the applicable COBRA payments were for a period of up to (i) 24 months for the Chief Executive Officer, Executive Chairman or President, (ii) 18 months for Senior Vice Presidents and above (which includes our Executive Vice Presidents), and (iii) 12 months for Vice Presidents, provided that the executive timely elects continued coverage; and

•
acceleration in full of the vesting and exercisability, and termination of any of our repurchase rights, with respect to outstanding stock options and other equity awards held by the executive officers.

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
Our executive officers outside of the United States have employment agreements that provide for the same benefits described above under the change in control plan with respect to their positions as Senior Vice Presidents.
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
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan to which the named executive officers would be entitled in connection with specified termination events, calculated as if the named executive officers’ employment had terminated as of December 31, 2014. In addition, the table sets forth the amounts to which the named executive officers would be entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event occurred on December 31, 2014.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2014

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan - Certain Corporate Transactions($)(2)

Bruce C. Cozadd	Lump Sum Cash Severance Payment	5,454,288	—
	COBRA Payments	61,390	—
	Vesting Acceleration (3)	36,852,949	36,852,949
	Benefit Total	42,368,627	36,852,949
Matthew P. Young	Lump Sum Cash Severance Payment	1,170,893	—
	COBRA Payments	46,967	—
	Vesting Acceleration (3)	5,122,558	5,122,558
	Benefit Total	6,340,418	5,122,558
Russell J. Cox	Lump Sum Cash Severance Payment	1,976,087	—
	COBRA Payments	46,967	—
	Vesting Acceleration (3)	11,759,757	11,759,757
	Benefit Total	13,782,811	11,759,757
Suzanne Sawochka Hooper	Lump Sum Cash Severance Payment	1,828,697	—
	COBRA Payments	32,231	—
	Vesting Acceleration (3)	12,870,964	12,870,964
	Benefit Total	14,731,892	12,870,964
Michael P. Miller	Lump Sum Cash Severance Payment	946,667	—
	Health Insurance Payments	46,967	—
	Vesting Acceleration (3)	2,072,300	2,072,300
	Benefit Total	3,065,934	2,072,300
 _______________________

(1)
These benefits would be payable under the change in control plan if the Involuntary Termination without Cause or Constructive Termination occurred within 12 months following a Change in Control and assuming such termination took place on December 31, 2014. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed. Ms. Falberg resigned from her position as our Chief Financial Officer in March 2014 and did not receive any severance or other payments in connection with her resignation.

(2)
These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2014. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)
The value of stock option and RSU award vesting acceleration is based on the closing price of $163.73 per ordinary share on December 31, 2014, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

DIRECTOR COMPENSATION
Non-Employee Director Compensation Policy
Pursuant to our non-employee director compensation policy, or director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2014:

•	a $55,000 annual retainer for service as a member of our board of directors (paid quarterly);

•	a supplemental $25,000 annual retainer for service as the Lead Independent Director (paid quarterly);

•
a supplemental annual retainer for the chairs of the board committees in the following amounts: $25,000 for the chairperson of the audit committee, $22,500 for the chairperson of the compensation committee, $20,000 for the chairperson of the nominating and corporate governance committee and $22,500 for the chairperson of the transaction committee (each paid quarterly); and

•
a supplemental annual retainer for each member of the following committees other than the chairs, in the following amounts: $15,000 for service as a member of the audit committee, $12,500 for service as a member of the compensation committee, $10,000 for service as a member of the nominating and corporate governance committee and $12,500 for service as a member of the transaction committee (each paid quarterly).

Our director compensation policy was originally approved by our board of directors in May 2013 and has been amended as follows: in August 2013 to, among other things, provide for cash retainers for the chairperson and members of the transaction committee; in May 2014 to provide for compensation to our Lead Independent Director and revise the annual equity grants, as discussed below; and in October 2014 to provide for a gross up on any Irish tax that may be paid on company reimbursement of reasonable travel, lodging and meal expenses related to service on the board of directors.
The director compensation policy also provides for the automatic grant of equity awards to our non-employee directors over the period of their service on our board of directors. Any individual who first becomes a non-employee director is automatically granted the following initial grants: (a) an option to purchase 5,000 ordinary shares that vests with respect to one-third of the shares on the first anniversary of the date of such individual’s election or appointment to the board of directors, and, with respect to the balance, in a series of 24 successive equal monthly installments thereafter and (b) an RSU award covering 2,500 ordinary shares that vests in equal annual installments over three years from the date of such individual’s election or appointment to the board of directors.
Each continuing non-employee director will automatically be granted the following continuing grants in connection with each annual general meeting: (i) an option to purchase 3,300 ordinary shares that vests in a series of 12 successive equal monthly installments measured from the date of the annual general meeting of our shareholders with respect to which the option is granted and (ii) an RSU award covering 1,650 ordinary shares that vests in full on the first anniversary of the date of the annual general meeting of our shareholders with respect to which the RSU award is granted. If a director is elected or appointed as a director for the first time other than at an annual general meeting, in order to receive automatic continuing grants, the director must have first joined the board at least four calendar months before the date of the applicable annual general meeting. If a director is elected or appointed as a director for the first time at an annual general meeting, the director will not receive automatic continuing grants for such meeting.
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
Directors Continuing Education
In furtherance of our ongoing commitment to the continuing education of our directors, our nominating and corporate governance committee adopted a policy for the reimbursement of director continuing education in February 2013, as amended in February 2014. Under this policy, we will pay or reimburse each director for enrollment fees and reasonable expenses incurred in connection with attending and participating each year in one director continuing education program and in one healthcare industry continuing education program, each sponsored by an outside provider. In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors.
Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, as amended and restated in August 2010, or the Directors Deferred Plan. We continued and assumed the Directors Deferred Plan in connection with the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as our ordinary shares to a phantom stock account, and the number of shares credited is based on the amount of the retainer fees deferred divided by the market value of our ordinary shares on the first trading day of the first open window period following the date the retainer fees were deemed earned. On the tenth business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his phantom stock account in a lump sum or in installments over time) a distribution from his phantom stock account in our ordinary shares. The Directors Deferred Plan may be amended or terminated at any time by the board of directors. The Directors Deferred Plan in form and operation is intended to be compliant with section 409A of the Code.
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

2014 Equity Grants
In accordance with our non-employee director compensation policy described above, we made an automatic initial grant to Mr. Schnee as a result of his first joining the board of directors in August 2014. We also made automatic continuing grants to each of our other non-employee directors as a result of their continuing on the board of directors through our annual general meeting in 2014. All options granted to non-employee directors during 2014 were granted under the 2007 Directors Plan and all RSU awards granted during 2014 were granted under the 2007 Plan.

Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2014.
Mr. Cozadd, our Chairman and Chief Executive Officer, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2014.
DIRECTOR COMPENSATION FOR FISCAL 2014

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	All Other Compensation ($)(5)	Total ($)

Paul L. Berns	82,038	223,476	158,493	—	464,007
Patrick G. Enright	76,223	223,476	158,493	—	458,192
Peter Gray	89,808	223,476	158,493	—	471,777
James C. Momtazee (6)	1,444	—	—	—	1,444
Heather Ann McSharry	88,315	223,476	158,493	—	470,284
Seamus Mulligan	77,500	223,476	158,493	—	459,469
Kenneth W. O’Keefe	72,692	223,476	158,493	—	454,661
Norbert G. Riedel	82,731	223,476	158,493	—	464,700
Elmar Schnee (7)	27,025	338,600	240,141	21,370	627,136
Catherine A. Sohn	94,769	223,476	158,493	8,345	485,083
Rick E Winningham	88,959	223,476	158,493	—	470,928
_______________________

(1)
The dollar amounts in this column represent each non-employee director’s actual annual cash retainer for board services in 2014, which is equal to the aggregate of his or her annual retainer of $55,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the end of each quarter. Fees paid to each of Ms. McSharry and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation. Following the Azur Merger, the board of directors did not permit cash retainer fees to be deferred by our non-employee directors pursuant to the Directors Deferred Plan. The total number of shares previously credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2014 were as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 22,249 shares for Mr. O’Keefe; and no shares for the other non-employee directors.

(2)
The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(3)
The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee directors in 2014. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(4)
The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2014 was as follows: 12,300 shares subject to outstanding stock options and 1,650 RSUs for each of Messrs. Berns, Enright, Mulligan, O’Keefe and Winningham; 15,800 shares subject to outstanding stock options and 2,983 RSUs for Dr. Sohn; 11,300 shares subject to outstanding stock options and 4,316 RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; and 5,000 shares subject to outstanding stock options and 2,500 RSUs for Mr. Schnee.

(5)
The dollar amounts in this column for Dr. Sohn represent reimbursed continuing education fees and for Mr. Schnee represent fees paid for his service as a director of Gentium from the Gentium Acquisition until his resignation from the Gentium board of directors in April 2014.

(6)
Mr. Momtazee resigned from our board of directors in January 2014 and the 17,507 outstanding shares then credited to his phantom stock account were distributed to him in accordance with the terms of the Directors Deferred Plan.

(7)	Mr. Schnee joined our board of directors in August 2014.
Compensation Committee Report(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2015 annual general meeting of shareholders and be included in the Annual Report on 10-K we filed with the SEC for the fiscal year ended December 31, 2014.
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

Compensation Committee Interlocks and Insider Participation
From January to July 2014, our compensation committee was composed of five directors: Mr. Berns, Mr. Enright, Dr. Riedel, Dr. Sohn and Mr. Winningham. In July 2014, we realigned the board committees on which each director serves, following which time our compensation committee was composed of three directors: Messrs. Berns and Enright, and Dr. Riedel. Please refer to Item 13 of this report under the section titled “Certain Transactions With or Involving Related Persons” for information concerning certain transactions with or involving investment funds affiliated with Mr. Enright.
None of the members of our compensation committee during 2014 has at any time been our officer or employee. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2014 with respect to all of our equity compensation plans in effect on that date.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	4,012,465		$63.48	(2)	5,226,716	(3)
2007 Equity Incentive Plan	955,184		$19.22	(4)	909,150	(5)
2007 Employee Stock Purchase Plan					586,906	(6)
Amended and Restated 2007 Non-Employee Directors Stock Option Plan	90,200		$94.24		306,572	(7)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan	14,499	(8)			163,816	(9)
Total	5,072,348				7,193,160
 _______________________

(1)
Each of the equity compensation plans set forth in this table were originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger. Other than with respect to the Directors Deferred Plan, each of the equity compensation plans set forth in this table was approved by Jazz Pharmaceuticals, Inc.’s stockholders.

(2)
The weighted-average exercise price takes into account 1,161,533 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $89.35.

(3)
As of December 31, 2014, an aggregate of up to 13,549,336 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 5,226,716 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2015, the number of shares authorized for issuance under the 2011 Plan increased by 2,728,927 shares pursuant to this automatic share increase provision.

(4)
The weighted-average exercise price takes into account 26,681 ordinary shares under the 2007 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $19.78.

(5)
As of December 31, 2014, an aggregate of 7,495,137 ordinary shares were authorized for issuance under the 2007 Plan, of which 909,150 shares remained available for future issuance. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares authorized for issuance under the 2007 Plan was reduced by 4,437,956 shares.

(6)
As of December 31, 2014, an aggregate of 2,660,000 ordinary shares were authorized for issuance under the ESPP, of which 586,906 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2015, no additional shares were reserved for issuance under the ESPP pursuant to this automatic share increase provision.

(7)
As of December 31, 2014, an aggregate of 837,713 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 306,572 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on each January 1 of each year for a period of ten years, starting on January 1, 2008 and continuing through January 1, 2017, by the sum of (a) the excess of (i) the number of shares subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases that occurred on or prior to January 1, 2010 only, the aggregate number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan during the preceding calendar year. In no event may the amount of any such annual increase exceed 200,000 shares. The board of directors may also approve a lesser amount for any such annual increase. On January 1, 2015, 32,075 additional shares were reserved for issuance under the 2007 Directors Plan pursuant to this automatic share increase provision.

(8)
Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2014 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

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

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2015 (except as noted) by: (i) each director; (ii) each of our named executive officers identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% Shareholders:
FMR LLC (3)	9,091,136	14.9%
245 Summer Street
Boston, MA 02210
Putnam Investment, LLC (4)	7,926,631	13.0%
One Post Office Square
Boston, MA 02109
BlackRock, Inc. (5)	3,665,332	6.0%
55 East 52nd Street
New York, NY 10055
The Vanguard Group (6)	3,477,267	5.7%
100 Vanguard Blvd.
Malvern, PA 19355
Named Executive Officers and Directors:
Bruce C. Cozadd (7)	674,038	1.1%
Matthew P. Young (8)	26,289	*
Russell J. Cox (9)	131,472	*
Suzanne Sawochka Hooper (10)	70,500	*
Michael P. Miller (11)	7,565	*
Kathryn Falberg (12)	—	*
Paul L. Berns (13)	18,784	*
Patrick G. Enright (14)	351,679	*
Peter Gray (15)	10,750	*
Heather Ann McSharry (16)	10,750	*
Seamus Mulligan (17)	1,167,305	1.9%
Kenneth W. O’Keefe (18)	38,499	*
Norbert G. Riedel, Ph.D. (19)	10,106	*
Elmar Schnee	—	*
Catherine A. Sohn, Pharm.D. (20)	17,129	*
Rick E Winningham (21)	24,250	*
All directors and executive officers as a group (19 persons) (22)	2,619,277	4.3%
 _______________________

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fourth Floor, Connaught House, One Burlington Road, Dublin 4, Ireland.

(2)
This table is based upon information supplied by officers, directors and shareholders known by us to be beneficial owners of more than five percent of our ordinary shares as well as Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 61,031,694 ordinary shares outstanding on

March 31, 2015, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2015, and shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan as of March 31, 2015. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2015 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
This information is based on a Schedule 13G/A filed with the SEC on February 13, 2015 by FMR LLC, or FMR, Edward C. Johnson 3d and Abigail P. Johnson. According to the Schedule 13G/A, as of December 31, 2014, FMR has sole power to vote or to direct the vote of 512,255 ordinary shares and each of FMR, Mr. Johnson and Ms. Johnson has sole power to dispose or to direct the disposition of all 9,091,136 ordinary shares. The Schedule 13G/A indicates that FMR is acting as a parent holding company or control person for a number of its relevant entities that beneficially owned the ordinary shares being reported. In addition, Mr. Johnson is a Director and the Chairman of FMR and Ms. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR. Members of the family of Mr. Johnson, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, or Investment Company Act, to form a controlling group with respect to FMR. Neither FMR, Mr. Johnson nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMRC, which power resides with the Fidelity Funds’ Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The Schedule 13G/A provides information only as of December 31, 2014, and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2014 and March 31, 2015.

(4)
This information is based on a Section 67 Notification provided to us by Putnam Investments, LLC, or Putnam, on February 27, 2015. According to the Section 67 Notification, as of February 25, 2015, the ordinary shares reflected as held by Putnam consist of 7,823,850 ordinary shares held by Putnam Investment Management, LLC, 88,313 ordinary shares held by The Putnam Advisory Company, LLC, 9,633 ordinary shares held by Putnam Fiduciary Trust Company and 4,835 ordinary shares held by Putnam Investments Limited. The Section 67 Notification provides information only as of February 25, 2015 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between February 25, 2015 and March 31, 2015.

(5)
This information is based on a report on Form TR-1 provided to us by BlackRock, Inc., or BlackRock, on March 31, 2015. According to the report, as of March 30, 2015, BlackRock held indirect voting rights over all 3,665,332 ordinary shares reported. The Form TR-1 provides information only as of March 30, 2015 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between March 30, 2015 and March 31, 2015.

(6)
This information is based on a Schedule 13G filed with the SEC on February 10, 2015 by The Vanguard Group, or Vanguard. According to the Schedule 13G, as of December 31, 2014, Vanguard has sole power to vote or direct the vote of 53,974 ordinary shares, sole power to dispose or direct the disposition of 3,426,193 ordinary shares, and shared dispositive power for 51,074 shares. The Schedule 13G also indicates that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 35,574 ordinary shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 33,900 ordinary shares as a result of its serving as investment manager of Australian investment offerings. The Schedule 13G provides information only as of December 31, 2014 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2013 and March 31, 2015.

(7)	Includes 239,621 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(8)
Includes 18,436 ordinary shares Mr. Young has the right to acquire pursuant to options exercisable and 4,563 shares Mr. Young is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2015.

(9)	Includes 113,468 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(10)	Includes 58,951 ordinary shares Ms. Hooper has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(11)
Includes 5,000 ordinary shares Mr. Miller has the right to acquire pursuant to options exercisable and 2,500 shares Mr. Miller is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2015.

(12)	This information was reported to us on April 2, 2015 by Ms. Falberg, who served as our Chief Financial Officer until her resignation in March 2014.

(13)
Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 31, 2015 and 11,750 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(14)
Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 31, 2015 and 11,750 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015. Also includes 323,518 ordinary shares held by Longitude Venture Partners, L.P. and 6,482 ordinary shares held by Longitude Capital Associates, L.P. The funds named in this footnote (14) are sometimes referred to in this footnote as the Longitude Funds. Each of Mr. Enright and Juliet Tammenoms Bakker are managing members of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds, and may be deemed to have shared voting and dispositive power with respect to the ordinary shares held by or issuable to the Longitude Funds. Each of Mr. Enright and Ms. Bakker disclaims beneficial ownership of all such ordinary shares except to the extent of such person’s proportionate pecuniary interest therein.

(15)
Includes 8,083 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable and 1,333 shares Mr. Gray is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2015.

(16)
Includes 8,083 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable and 1,333 shares Ms. McSharry is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2015.

(17)	Includes 11,750 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(18)
Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 31, 2015 and 11,750 ordinary shares Mr. O’Keefe is expected to receive pursuant to options exercisable within 60 days of March 31, 2015.

(19)
Includes 8,083 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable and 1,333 shares Dr. Riedel has the right to acquire pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2015.

(20)	Includes 14,583 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(21)	Includes 11,750 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2015.

(22)
Includes 330,000 ordinary shares held by entities affiliated with certain of our non-employee directors, 575,711 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2015, 11,062 ordinary shares that our executive officers and non-employee directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 31, 2015, and 36,869 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Plan as of March 31, 2015. See footnotes (7) through (21) above.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Policy and Procedures for Review of Related Party Transactions
We have adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants and in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our General Counsel deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our General Counsel, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.
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
Warrant Exercises and Resale Registration
On July 7, 2009, Jazz Pharmaceuticals, Inc., our predecessor, issued to Longitude Venture Partners, L.P. and to Longitude Capital Associates, L.P., or the Longitude Funds, warrants to purchase an aggregate of 947,867 shares of Jazz Pharmaceuticals, Inc.’s common stock at an exercise price of $4.00 per share, which warrants were subsequently converted into warrants to purchase our ordinary shares (on a one-for-one basis) in connection with the Azur Merger. Mr. Enright is a managing member of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds. On February 28, 2014, the Longitude Funds exercised the warrants in full for an aggregate cash purchase price payable to us of approximately $3.8 million. Based solely on the difference between the closing price of our ordinary shares on the date of exercise and the exercise price of the warrants, the value realized by the Longitude Funds upon exercise of the warrants was approximately $140.2 million. In accordance with the terms of an existing investor rights agreement with the Longitude Funds, we registered the resale of the ordinary shares underlying the warrants by the Longitude Funds and, pursuant to such agreement, we were obligated to pay our total expenses in connection with the resale registration, including registration fees and legal expenses of approximately $75,000. Our involvement in these warrant exercises and the registration for resale of the ordinary shares underlying the warrants did not require approval under our Related Party Transaction Policy because our actions with respect to such matters were undertaken in accordance with our pre-existing obligations under the warrants and the investor rights agreement with the Longitude Funds. Consistent with our audit committee charter, our audit committee reviewed these transactions.

Indemnification Agreements
We have entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees. These indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Irish Companies Acts 1963 to 2013, as amended, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.
Director Independence
As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Mulligan, our former Chief Business Officer, International Business Development, were not independent directors by virtue of their current or past employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.

Item 14.     Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2014 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2014 and 2013 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2014	2013
Audit Fees	$1,561	$1,240
Audit-Related Fees	—	73
Tax Fees	831	1,275
Tax compliance services	525	522
Tax advisory services	306	753
All Other Fees	3	3
Total Fees	$2,395	$2,591
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
Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with significant transactions undertaken by the company in 2013 and 2014. During the year ended December 31, 2014, fees and expenses of approximately $525,000 were billed in connection with tax compliance services and fees and expenses of approximately $306,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2013, fees and expenses of approximately $522,000 were billed in connection with tax compliance services and of approximately $753,000 were billed in connection with tax advice and planning services.
All Other Fees: Consists of fees for products and services other than the services described above. For the years ended December 31, 2014 and 2013, these are fees paid in connection with access to the online accounting and tax research tool of KPMG.
All of the services and fees described above were approved by our audit committee.
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

PART IV

Item 15.     Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2015:

1.    Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 10-K.

2.    Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the 10-K on page F-46 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

4.1	Reference is made to Exhibit 3.1.

Exhibit Number	Description of Document
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

10.10
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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

10.15B+
Amendment to Employment Agreement by and between Iain McGill and EUSA Pharma (Europe) Limited (incorporated herein by reference to Exhibit 10.15B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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

10.17B+
Amendment to Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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
10.18D+
Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

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

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

Exhibit Number	Description of Document
23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

24.1	Power of Attorney (included on the signature page to the Jazz Pharmaceuticals plc annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).
31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).
101.SCH
XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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

Date: April 24, 2015	Jazz Pharmaceuticals Public Limited Company
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

10.10
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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

10.15B+
Amendment to Employment Agreement by and between Iain McGill and EUSA Pharma (Europe) Limited (incorporated herein by reference to Exhibit 10.15B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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

10.17B+
Amendment to Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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

10.18D+
Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

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

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

24.1	Power of Attorney (included on the signature page to the Jazz Pharmaceuticals plc annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).
31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 24, 2015).

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