Form 10-Q
period 2015-03-31
Jazz Pharmaceuticals plc
filed 2015-05-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2015, 61,066,950 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

We own or have rights to various copyrights, trademarks and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase® (asparaginase Erwinia chrysanthemi), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, FazaClo® (clozapine, USP), LeukotacTM (inolimomab) and ProstaScint® (capromab pendetide). This report also includes trademarks, service marks and trade names of other companies. Service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$782,603	$684,042
Accounts receivable, net of allowances	189,682	186,371
Inventories	30,692	30,037
Prepaid expenses	27,614	12,800
Deferred tax assets, net	50,822	48,440
Other current assets	21,522	21,322
Assets held for sale	—	32,833
Total current assets	1,102,935	1,015,845
Property and equipment, net	71,283	58,363
Intangible assets, net	1,284,308	1,437,435
Goodwill	654,470	702,713
Deferred tax assets, net, non-current	74,185	75,494
Deferred financing costs	31,223	33,174
Other non-current assets	19,189	15,931
Total assets	$3,237,593	$3,338,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,317	$25,126
Accrued liabilities	146,975	164,091
Current portion of long-term debt	9,388	9,428
Income taxes payable	26,334	7,588
Deferred tax liability, net	9,430	9,430
Deferred revenue	1,138	1,138
Total current liabilities	220,582	216,801
Deferred revenue, non-current	4,215	4,499
Long-term debt, less current portion	1,334,661	1,333,000
Deferred tax liability, net, non-current	327,683	375,054
Other non-current liabilities	45,122	38,393
Commitments and contingencies (Note 8)
Shareholders’ equity:
Jazz Pharmaceuticals plc shareholders' equity
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,488,262	1,458,005
Accumulated other comprehensive loss	(278,584)	(122,097)
Retained earnings	95,066	34,704
Total Jazz Pharmaceuticals plc shareholders’ equity	1,305,276	1,371,144
Noncontrolling interests	54	64
Total shareholders’ equity	1,305,330	1,371,208
Total liabilities and shareholders’ equity	$3,237,593	$3,338,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales, net	$307,035	$244,986
Royalties and contract revenues	2,268	1,933
Total revenues	309,303	246,919
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	28,298	30,924
Selling, general and administrative	112,388	106,363
Research and development	27,181	18,109
Acquired in-process research and development	—	127,000
Intangible asset amortization	24,677	31,182
Total operating expenses	192,544	313,578
Income (loss) from operations	116,759	(66,659)
Interest expense, net	(16,245)	(10,076)
Foreign currency gain	2,245	123
Income (loss) before income tax provision	102,759	(76,612)
Income tax provision	32,059	17,027
Net income (loss)	70,700	(93,639)
Net loss attributable to noncontrolling interests, net of tax	—	(989)
Net income (loss) attributable to Jazz Pharmaceuticals plc	$70,700	$(92,650)

Net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.16	$(1.58)
Diluted	$1.12	$(1.58)
Weighted-average ordinary shares used in calculating net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	60,803	58,526
Diluted	62,964	58,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$70,700	$(93,639)
Other comprehensive income (loss):
Foreign currency translation adjustments	(156,497)	15,016
Other comprehensive income (loss)	(156,497)	15,016
Total comprehensive loss	(85,797)	(78,623)
Comprehensive loss attributable to noncontrolling interests, net of tax	(10)	(712)
Comprehensive loss attributable to Jazz Pharmaceuticals plc	$(85,787)	$(77,911)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$70,700	$(93,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	24,677	31,182
Share-based compensation	20,819	13,815
Depreciation	2,232	1,309
Acquired in-process research and development	—	127,000
Loss on disposal of property and equipment	8	2
Excess tax benefit from share-based compensation	(10,635)	(5,777)
Acquisition accounting inventory fair value step-up adjustments	—	8,022
Deferred income taxes	(9,261)	(4,378)
Provision for losses on accounts receivable and inventory	426	813
Other non-cash transactions	632	1,868
Changes in assets and liabilities:
Accounts receivable	(4,769)	(16,014)
Inventories	(1,842)	(3,071)
Prepaid expenses and other current assets	(15,670)	4,357
Other long-term assets	(3,278)	(1,545)
Accounts payable	3,303	8,579
Accrued liabilities	(17,485)	927
Income taxes payable	30,163	5,757
Deferred revenue	(285)	(273)
Contingent consideration	—	(14,900)
Other non-current liabilities	6,820	4,689
Net cash provided by operating activities	96,555	68,723
Investing activities
Net proceeds from sale of business	32,703	—
Purchases of property and equipment	(14,410)	(3,527)
Acquisitions, net of cash acquired	—	(828,676)
Acquisition of in-process research and development	—	(125,000)
Net cash provided by (used in) investing activities	18,293	(957,203)
Financing activities
Payment of employee withholding taxes related to share-based awards	(14,778)	(9,363)
Share repurchases	(10,338)	—
Repayments of long-term debt	(2,284)	(2,299)
Proceeds from employee equity incentive plans and exercise of warrants	13,504	21,467
Excess tax benefit from share-based compensation	10,635	5,777
Net proceeds from issuance of debt	—	636,355
Acquisition of noncontrolling interests	—	(119,175)
Payment of contingent consideration	—	(35,100)
Net cash provided by (used in) financing activities	(3,261)	497,662
Effect of exchange rates on cash and cash equivalents	(13,026)	188
Net increase (decrease) in cash and cash equivalents	98,561	(390,630)
Cash and cash equivalents, at beginning of period	684,042	636,504
Cash and cash equivalents, at end of period	$782,603	$245,874

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries and intercompany transactions and balances have been eliminated. We record noncontrolling interests in our condensed consolidated financial statements which represent the ownership interest of minority shareholders in the equity of Gentium S.p.A., or Gentium. Our condensed consolidated financial statements include the results of operations of businesses we have acquired from the date of each acquisition for the applicable reporting periods.
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three months ended March 31, 2015, net product sales of Xyrem were $212.7 million, which represented 69.3% of total net product sales. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition or an alternative sodium oxybate product that competes with Xyrem, changed or increased regulatory restrictions, continued acceptance of Xyrem by physicians and patients and restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors. Five abbreviated new drug applications, or ANDAs, have been filed with the U.S. Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem. We have initiated lawsuits against all five third parties, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the fourth quarter of 2015. In addition, certain of the ANDA filers are challenging the validity of our patents covering the distribution system for Xyrem by filing petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office. Furthermore, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of a previously-filed IPR petition.

The PTAB has not yet determined whether to institute proceedings with respect to the petitions for IPR. We cannot predict whether PTAB will institute any of the petitioned IPR proceedings, whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding if instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are in the process of implementing the necessary systems, processes, procedures and activities to transition to the final risk evaluation and mitigation strategy, or REMS, for Xyrem approved by the FDA in late February 2015. While we expect to implement the Xyrem REMS by late August 2015 and to submit ongoing assessments, in each case as set forth in the FDA’s Xyrem REMS approval notice, we cannot guarantee that we will be able to do so in a timely manner, that our implementation of the approved Xyrem REMS will meet FDA requirements, that the assessments will be satisfactory to the FDA, or that the Xyrem REMS will satisfy FDA’s expectations in their anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS in a timely manner and to the satisfaction of the FDA or to comply with the REMS obligations could negatively affect sales of Xyrem, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to continue to face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. The parties have had regular interactions with respect to developing a single shared REMS since the initial meeting, and we expect the interactions to continue. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with a generic competitor within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow the generic competitor to market a generic drug with a separate REMS that includes different, but comparable, elements to assure safe use, than those in our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license. In addition, the Federal Trade Commission, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act) or have engaged in other anticompetitive practices.
Sales of our second largest product, Erwinaze, continue to grow. In the three months ended March 31, 2015, net product sales of Erwinaze/Erwinase were $50.4 million which represented 16.4% of total net product sales. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain clinical data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, particularly in light of our recent decision to terminate a clinical trial in this patient population based on an inability to enroll patients, as well as our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We have limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. PHE has advised us that as of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, a limited liability company that is wholly-owned by the U.K. Secretary of State for Health, or PBL. We were informed that all of the staff employed in the manufacture and management of Erwinaze have transferred into PBL, and we are now working with PBL on matters related to Erwinaze supply. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
In furtherance of our growth strategy, we have made a significant investment in Defitelio/defibrotide. We added the product to our portfolio as a result of our acquisition of Gentium that closed in January 2014, or the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We expect to continue to launch Defitelio in additional European countries on a rolling basis in 2015 and are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
We are also engaged in activities related to the potential approval of defibrotide in the United States. We initiated a rolling submission of a new drug application, or NDA, to the FDA for defibrotide for the treatment of severe hepatic veno-occlusive disease, or VOD, in December 2014 and expect to complete the submission in mid-2015. We do not expect to be required to complete any additional clinical trials prior to completion of the NDA submission for defibrotide in the United States. Even if we are able to complete the NDA submission as planned, we cannot predict whether our NDA will be approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we expect to propose. We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients who undergo hematopoietic stem cell transplantation, or HSCT, therapy and develop severe VOD, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for indications in addition to the treatment of severe VOD. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Other risks and uncertainties related to our ability to execute on our strategy include: the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance and support of our products by patients, physicians and payors; the risks and costs associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses with our historic business, the increase in geographic dispersion among our centers of operation, taking on the operation of a manufacturing plant as a result of the Gentium Acquisition and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions; the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials planned or anticipated to be conducted for our product candidates; the inherent uncertainty associated with the regulatory approval process, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects; our potential inability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future corporate development and other opportunities as a result of our substantial outstanding debt obligations, which increased significantly in 2014.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Our investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of U.S. states, agencies and municipalities and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities and issuers of investments to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of March 31, 2015, five customers accounted for 87% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 69% of gross accounts receivable and IDIS Limited, or IDIS, which accounted for 9% of gross accounts receivable.  As of December 31, 2014, five customers accounted for 86% of gross accounts receivable, including Express Scripts, which accounted for 66% of gross accounts receivable and IDIS, which accounted for 11% of gross accounts receivable.
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
Net Income (Loss) Attributable to Jazz Pharmaceuticals plc per Ordinary Share
Basic net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.

Basic and diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to Jazz Pharmaceuticals plc	$70,700	$(92,650)
Denominator:
Weighted-average ordinary shares used in calculating net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share - basic	60,803	58,526
Dilutive effect of employee equity incentive and purchase plans	2,161	—
Weighted-average ordinary shares used in calculating net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share - diluted	62,964	58,526

Net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.16	$(1.58)
Diluted	$1.12	$(1.58)
For the three months ended March 31, 2014, potentially dilutive ordinary shares from employee equity incentive and purchase plans and warrants were not included in the diluted net loss attributable to Jazz Pharmaceuticals plc per ordinary share because the inclusion of such shares would have an anti-dilutive effect.
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, warrants and exchangeable senior notes are determined by applying the treasury stock method to the assumed exercise of share options and warrants, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of our exchangeable senior notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of our exchangeable senior notes had no effect on diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share because the average price of our ordinary shares for the three months ended March 31, 2015 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2015	2014
1.875% exchangeable senior notes due 2021	2,878	—
Options to purchase ordinary shares and RSUs	1,322	5,491
Warrants to purchase ordinary shares	—	1,257
Ordinary shares under ESPP	—	141
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-03, “Interest - Imputation of Interest”, or ASU No. 2015-03. ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. ASU No. 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU No. 2015-03 will be effective for us beginning January 1, 2016 and requires retrospective application. ASU-2015-03 will represent a change in accounting principle in 2016, the year of adoption. We are currently evaluating the impact of ASU 2015-03 on the presentation of our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software”, or ASU No. 2015-05. ASU No. 2015-05 provides guidance on whether a cloud computing arrangement contains a software license to be accounted for as internal-use software to assist in the evaluation of the accounting for fees paid by a customer in the arrangement. ASU No. 2015-05 will be effective for us beginning January 1, 2016 and may be applied either prospectively to new cloud computing arrangements or retrospectively. We are currently evaluating the impact of ASU 2015-05 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, or ASU No. 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective for us beginning January 1, 2017 and can be adopted on a full retrospective basis or on a modified retrospective basis. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.

2. Disposition
On March 20, 2015, we completed the sale of certain products that we originally acquired as part of our acquisition of EUSA Pharma Inc. and the related business. Pursuant to the agreement for this sale, the purchase price was $34.0 million, subject to pre- and post-closing purchase price adjustments. We received approximately $33 million in cash after purchase price adjustments were made prior to the closing.
We recognized a loss on disposal of $0.2 million in the three months ended March 31, 2015 within selling, general and administrative expenses in our condensed consolidated statements of operations. The related assets met the assets held for sale criteria and were reclassified to assets held for sale as of December 31, 2014. Goodwill was allocated to these assets using the relative fair value method. We have determined that the disposition of these assets did not qualify for reporting as a discontinued operation since the sale does not represent a strategic shift that has or will have a major effect on our operations and financial results.

3. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$187,491	$—	$—	$187,491	$187,491
Time deposits	595,112	—	—	595,112	595,112
Totals	$782,603	$—	$—	$782,603	$782,603

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$338,262	$—	$—	$338,262	$338,262
Time deposits	345,780	—	—	345,780	345,780
Totals	$684,042	$—	$—	$684,042	$684,042
Cash equivalents are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of operations.

The following table summarizes, by major security type, our available-for-sale securities as of March 31, 2015 and December 31, 2014 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2015		December 31, 2014
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$595,112	$595,112	$345,780	$345,780
As of March 31, 2015, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between the different levels of the fair value hierarchy in 2015 or in 2014.
As of March 31, 2015, the estimated fair value of the $893.1 million principal amount of our term loans was approximately $893 million and the carrying amount was $888.6 million. The fair value was determined using quotes from the administrative agent of our credit facility that are based on the bid/ask prices of our term loans (Level 2). As of March 31, 2015, the estimated fair value of our exchangeable senior notes was approximately $669 million. The fair value of the exchangeable senior notes was estimated using quoted market prices obtained from brokers (Level 2). The fair value of other borrowings approximates book value based on the borrowing rates currently available for variable rate loans (Level 2).
As of December 31, 2014, assets measured at fair value on a non-recurring basis subsequent to initial recognition included assets classified as held for sale on the condensed consolidated balance sheet. The carrying amount of $32.8 million for assets held for sale was equal to estimated fair value, which was based on the sales price agreed less costs to sell, and represented a Level 3 input. We completed the sale of these assets on March 20, 2015.

4. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$2,358	$3,570
Work in process	13,319	9,870
Finished goods	15,015	16,597
Total inventories	$30,692	$30,037

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2014	$702,713
Foreign exchange	(48,243)
Balance at March 31, 2015	$654,470

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2015				December 31, 2014
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.7	$1,317,675	$(256,258)	$1,061,417	$1,450,606	$(259,889)	$1,190,717
Manufacturing contracts	2.8	11,616	(3,458)	8,158	13,012	(3,060)	9,952
Trademarks	—	2,880	(2,880)	—	2,914	(2,896)	18
Total finite-lived intangible assets		1,332,171	(262,596)	1,069,575	1,466,532	(265,845)	1,200,687
Acquired IPR&D assets		214,733	—	214,733	236,748	—	236,748
Total intangible assets		$1,546,904	$(262,596)	$1,284,308	$1,703,280	$(265,845)	$1,437,435
The decrease in the gross carrying amount of intangible assets as of March 31, 2015 compared to December 31, 2014 reflects the negative impact of foreign currency translation adjustments which is primarily due to the strengthening of the U.S. dollar against the Euro.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of March 31, 2015, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2015 (remainder)	$70,507
2016	90,688
2017	90,688
2018	87,168
2019	86,952
Thereafter	643,572
Total	$1,069,575

6. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Construction-in-progress	$49,447	$37,145
Computer software	12,460	10,634
Computer equipment	8,754	7,670
Leasehold improvements	8,191	7,931
Machinery and equipment	5,804	6,408
Furniture and fixtures	2,171	2,220
Land and buildings	1,380	1,547
Subtotal	88,207	73,555
Less accumulated depreciation and amortization	(16,924)	(15,192)
Property and equipment, net	$71,283	$58,363

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Rebates and other sales deductions	$58,003	$51,899
Employee compensation and benefits	27,707	46,143
Sales returns reserve	10,777	14,039
Accrued interest	7,637	10,327
Royalties	7,158	7,964
Accrued construction-in-progress	6,050	4,931
Professional fees	3,726	3,295
Other	25,917	25,493
Total accrued liabilities	$146,975	$164,091

7. Debt
As of March 31, 2015, the principal balance of our outstanding debt was $1.5 billion, which included $893.1 million of outstanding secured debt under a credit agreement that we entered into in June 2012 and subsequently amended in June 2013 and January 2014, which we refer to as our credit agreement, and $575.0 million of outstanding debt under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014.
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2015	December 31, 2014
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(120,985)	(124,735)
1.875% exchangeable senior notes due 2021, net	454,015	450,265
Term loans	888,550	890,479
Other borrowings	1,484	1,684
Total debt	1,344,049	1,342,428
Less current portion	9,388	9,428
Total long-term debt	$1,334,661	$1,333,000
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
As of March 31, 2015, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
The credit agreement, which provides for term loans and a revolving credit facility, contains a financial covenant that requires Jazz Pharmaceuticals plc and its restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of March 31, 2015, and are currently in compliance with this financial covenant. As of March 31, 2015, the interest rate on the term loans was 3.25% and the effective interest rate was 4.1%. As of March 31, 2015, we had undrawn revolving credit facilities totaling $425.0 million of which $1.1 million was committed for an outstanding letter of credit.

Maturities
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2015 (remainder)	$7,106
2016	9,391
2017	9,396
2018	868,452
2019	101
Thereafter	575,134
Total	$1,469,580

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2015 and December 31, 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases at March 31, 2015 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2015 (remainder)	$7,422
2016	7,609
2017	7,137
2018	7,831
2019	7,145
Thereafter	73,265
Total	$110,409
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. The lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of five years each. We are obligated to make lease payments totaling approximately $88 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of March 31, 2015, we recorded project construction costs of $1.0 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. Rent expense of $0.4 million associated with the ground lease during construction was recognized in the condensed consolidated statement of operations in the three months ended March 31, 2015.
As of March 31, 2015, we had $27.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
In April 2015, we amended an existing operating sublease for office space in Palo Alto, California for additional office space and extended the term of this sublease to December 2017. As a result of the amendment, we are obligated to make additional lease payments of approximately $10 million. We also obtained an option to extend the term of the sublease twice for a period of one year each.
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
In December 2013, the District Court permitted Roxane to amend its answer in the Roxane consolidated case to allege additional equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the Roxane consolidated case regarding patents related to the distribution system for Xyrem. Although no trial date has been scheduled, based on the District Court’s current schedule, we anticipate that trial on the patents in the Roxane consolidated case that are not subject to the stay could occur as early as the fourth quarter of 2015. We do not have any estimate of a possible trial date for trial on the patents in the Roxane consolidated case that are currently subject to the stay. The actual timing of events in this litigation may be significantly earlier or later than we currently anticipate, and we cannot predict the specific timing or outcome of events in this litigation.
On April 1, 2014 and January 15, 2015, we received additional notices of Paragraph IV Certification from Roxane regarding newly issued patents for Xyrem listed in the Orange Book. On February 20, 2015, we filed a new lawsuit against Roxane in the District Court, alleging that three of our patents covering Xyrem are infringed or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe these patents. On April 20, 2015, Roxane moved to dismiss claims involving our patent covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid) on the grounds that this patent does not cover patentable subject matter. We cannot predict the timing or outcome of events in this matter or its impact on the Roxane consolidated case.
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
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period. As a result, FDA’s approval of both Amneal’s and Par’s ANDAs is stayed until the earlier of (i) May 20, 2016, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the timing or outcome of events in the Amneal/Par consolidated case or their impact on other ongoing proceedings with Amneal or Par as described below.
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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court, alleging that 15 of our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. On March 23, 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. We cannot predict the timing or outcome of events in this litigation.
In January 2015, Amneal, Ranbaxy and Watson proposed the consolidation of their respective cases and a consolidated schedule to the District Court, while Par sought its own proposed schedule with the District Court, notwithstanding the prior consolidation of portions of the Par and Amneal cases. In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case, the Amneal/Par/Ranbaxy/Watson consolidated case. Under a related scheduling order issued in March 2015, the District Court would hold a Markman hearing for the Amneal/Par/Ranbaxy/Watson consolidated case no earlier than January 2016. We cannot predict the timing or outcome of events in the Amneal/Par/Ranbaxy/Watson consolidated case or their impact on other ongoing proceedings with any individual ANDA filer, including Roxane, Amneal, Par, Ranbaxy or Watson.
On March 23, 2015, March 24, 2015, March 26, 2015 and April 16, 2015, we received an additional notice of Paragraph IV Certification from each of Par, Amneal, Ranbaxy and Roxane, respectively, regarding a newly issued method of treatment patent for Xyrem listed in the Orange Book.
Xyrem Post-Grant Patent Review Matters: Between June and August 2014, petitions seeking covered business method, or CBM, post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of six of our patents related to the distribution system for Xyrem. In the fall of 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. In early 2015, the PTAB issued decisions denying institution of CBM review for all of these petitions.
In January 2015, petitions for IPR were filed by certain of the ANDA filers with respect to the validity of six of our patents related to the distribution system for Xyrem. In April 2015, we filed preliminary responses to these petitions, opposing the petitions and stating reasons that review should not be granted.  In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of a previously-filed IPR petition. The PTAB has not yet determined whether to institute proceedings with respect to these petitions for IPR. We cannot predict whether PTAB will institute any of the petitioned IPR proceedings, whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding if instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma (prior to the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma) received notices of Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. Teva has also exercised its option for supply of an authorized generic product for FazaClo HD. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. On December 19, 2014, we and CIMA entered into an agreement with Novel settling the patent litigation against Novel and we granted Novel a sublicense to manufacture, market and sell a generic version of FazaClo LD and, if applicable, FazaClo HD. The sublicense will commence on May 1, 2017, or earlier upon the occurrence of certain events. Trial in the Mylan case is currently set for the third quarter of 2015, but we cannot predict the specific timing or outcome of this litigation.
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
Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with the Gentium Acquisition.  The lawsuit named Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleged, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and American Depositary Shares at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. On November 19, 2014, the plaintiff dismissed us and our Italian subsidiary from the lawsuit. On January 22, 2015, the entire lawsuit was dismissed with prejudice by the court.

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

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2015	$1,371,144	$64	$1,371,208
Issuance of ordinary shares in conjunction with employee equity incentive plans	13,504	—	13,504
Employee withholding taxes related to share-based awards	(14,778)	—	(14,778)
Share-based compensation	20,896	—	20,896
Tax benefit from employee share options	10,635	—	10,635
Shares repurchased	(10,338)	—	(10,338)
Other comprehensive loss	(156,487)	(10)	(156,497)
Net income	70,700	—	70,700
Shareholders' equity at March 31, 2015	$1,305,276	$54	$1,305,330

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2014	$1,295,534	$—	$1,295,534
Noncontrolling interests from the Gentium Acquisition	—	136,578	136,578
Acquisition of noncontrolling interests	(924)	(118,251)	(119,175)
Issuance of ordinary shares in conjunction with employee equity incentive plans and warrant exercises	21,467	—	21,467
Employee withholding taxes related to share-based awards	(9,363)	—	(9,363)
Share-based compensation	14,313	—	14,313
Tax benefit from employee share options	5,777	—	5,777
Other comprehensive income	14,739	277	15,016
Net loss	(92,650)	(989)	(93,639)
Shareholders' equity at March 31, 2014	$1,248,893	$17,615	$1,266,508
 Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In the three months ended March 31, 2015, we spent a total of $10.3 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $164.54 per share. All ordinary shares repurchased by us were canceled. As of March 31, 2015, the remaining amount authorized under the share repurchase program was $11.0 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss attributable to Jazz Pharmaceuticals plc as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(122,097)	$(122,097)
Other comprehensive loss	(156,487)	(156,487)
Balance at March 31, 2015	$(278,584)	$(278,584)
In the three months ended March 31, 2015, other comprehensive loss reflects foreign currency translation adjustments which are primarily due to the strengthening of the U.S. dollar against the Euro.

10. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment which is the development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2015	2014
Xyrem® (sodium oxybate) oral solution	$212,690	$160,378
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	50,353	46,920
Defitelio® (defibrotide)/defibrotide	17,363	12,209
Prialt® (ziconotide) intrathecal infusion	6,764	4,309
Psychiatry	9,093	9,866
Other	10,772	11,304
Product sales, net	307,035	244,986
Royalties and contract revenues	2,268	1,933
Total revenues	$309,303	$246,919
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$269,247	$214,956
Europe	32,635	24,343
All other	7,421	7,620
Total revenues	$309,303	$246,919
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2015	2014
Express Scripts	69%	65%
Accredo Health Group, Inc.	13%	15%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	March 31, 2015	December 31, 2014
Ireland	$50,190	$37,775
United States	10,963	9,795
Italy	7,767	8,462
Other	2,363	2,331
Total long-lived assets	$71,283	$58,363

11. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative	$16,639	$11,175
Research and development	3,485	2,459
Cost of product sales	695	181
Total share-based compensation expense, pre-tax	20,819	13,815
Tax benefit from share-based compensation expense	(6,154)	(4,286)
Total share-based compensation expense, net of tax	$14,665	$9,529
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2015	2014
Shares underlying options granted (in thousands)	880	706
Grant date fair value	$57.49	$63.08
Black-Scholes option pricing model assumption information:
Volatility	39%	46%
Expected term (years)	4.2	4.3
Range of risk-free rates	1.1-1.3%	1.1-1.2%
Expected dividend yield	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2015	2014
RSUs granted (in thousands)	338	341
Grant date fair value	$174.56	$165.61
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is recognized as expense ratably over the vesting period of four years.
As of March 31, 2015, compensation cost not yet recognized related to unvested share options and RSUs was $98.8 million and $109.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 2.6 years, respectively.

12. Restructuring
In the fourth quarter of 2014, we incurred severance costs for terminated employees in connection with our decision to discontinue sales representative-led promotion of our psychiatry products starting in 2015. In addition, we initiated a restructuring plan related to the consolidation of our U.K. office locations and incurred costs of severance for terminated employees and facility closure costs in connection with this plan. The one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits. We recorded costs related to these one-time termination benefits of $0.4 million in the three months ended March 31, 2015 within selling, general and administrative expenses in our condensed consolidated statements of operations. Facility closure costs of $0.2 million incurred in the three months ended March 31, 2015 were recorded within selling, general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2015, we had incurred total termination benefit and facility closure costs of $2.2 million and $0.3 million, respectively, in connection with these plans. We do not expect to incur additional termination benefit or facility closure costs in 2015.
The following table summarizes the amounts related to restructuring through March 31, 2015 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2014	$1,823	$118	$1,941
Costs incurred during the period	371	182	553
Cash payments	(1,756)	(117)	(1,873)
Balance at March 31, 2015	$438	$183	$621
The balances as of March 31, 2015 and December 31, 2014 were included within accrued liabilities in our condensed consolidated balance sheets.

13. Income Taxes
Our income tax provision for the three months ended March 31, 2015 was $32.1 million compared to $17.0 million for the same period in 2014. Our effective tax rate for the three months ended March 31, 2015 was 31.2%. After adjusting the loss before income tax provision for the three months ended March 31, 2014 by excluding upfront and milestone payments of $127.0 million for rights to JZP-110, which were acquired by our subsidiary in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for the three months ended March 31, 2014 was 33.8%. The decrease in the effective tax rate was primarily due to changes in income mix among the various jurisdictions in which we operate, the impact of originating tax credits and increased deductions available in relation to subsidiary equity. The effective tax rate for the three months ended March 31, 2015 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the United States (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2012 and 2013 and by Italian tax authorities for fiscal year 2012. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change within the next 12 months.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Overview
Jazz Pharmaceuticals plc is an international biopharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing meaningful products that address unmet medical needs. We have a diverse portfolio of products and product candidates, with a focus in the areas of sleep and hematology/oncology. Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in patients with narcolepsy;

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
We continue to make progress on the execution of our strategy. In the three months ended March 31, 2015, our total net product sales increased by 25% compared to the same period in 2014, primarily from sales of our lead marketed products. Specifically, product sales increased by 33% for Xyrem, 7% for Erwinaze/Erwinase and 42% for Defitelio/defibrotide (or 15% for Defitelio/defibrotide on a pro forma basis) in the three months ended March 31, 2015 compared to the same period in 2014. The pro forma information represents net sales of Defitelio/defibrotide as if our acquisition of Gentium S.p.A., or Gentium, that closed on January 23, 2014, or the Gentium Acquisition, had closed on January 1, 2014. Total product sales are expected to increase in 2015 over 2014, primarily due to anticipated growth in sales of our lead marketed products.
On February 27, 2015, the FDA notified Jazz Pharmaceuticals, Inc., a wholly owned subsidiary of our company, of (i) the FDA’s approval of the risk evaluation and mitigation strategy, or REMS, for Xyrem in the form submitted by us in November 2014, which includes provisions requiring distribution through a single pharmacy, and (ii) the FDA’s denial of our dispute resolution appeal as moot as a result of approval of the Xyrem REMS. We expect to implement the final approved Xyrem REMS by late August 2015 and to submit ongoing assessments, in each case as set forth in the FDA’s Xyrem REMS approval notice.
In the Xyrem REMS approval notice, the FDA states its conclusion that the Xyrem REMS meets the applicable statutory standards. The approval notice also includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate.
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
We continue to execute on our research and development activities, which include clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas. A summary of the status of our development pipeline activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	EDS in narcolepsy	Expect to initiate a Phase 3 clinical trial in the second quarter of 2015
	EDS in obstructive sleep apnea, or OSA	Expect to initiate two Phase 3 clinical trials in the second quarter of 2015
JZP-386	EDS in narcolepsy	Phase 1 clinical trials completed
Xyrem	Cataplexy in narcolepsy in children and adolescents	Phase 3 clinical trial initiated in the fourth quarter of 2014
Hematology/Oncology
Defibrotide	Severe VOD	Rolling new drug application, or NDA, submission initiated in the United States in December 2014; expect to complete the submission in mid-2015
Erwinaze	ALL in young adult population	Pharmacokinetic study in Phase 2 terminated in the second quarter of 2015 due to inability to enroll patients
JZP-416	ALL	Phase 1 clinical trial in Europe completed; enrollment suspended in pivotal Phase 2 clinical trial in North America in first quarter of 2015
LeukotacTM	Steroid refractory acute graft vs. host disease, or GvHD	Phase 3 clinical trial enrollment completed; expect preliminary data in mid-2015
In the sleep area, we have ongoing and planned clinical studies for our product and product candidates.

•
JZP-110. JZP-110 is a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy and EDS in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. Based on feedback from the FDA on our development plans for JZP-110, we expect to commence our planned Phase 3 clinical program in the second quarter of 2015, subject to the availability of clinical trial materials. We plan to conduct one Phase 3 clinical trial in patients with EDS associated with narcolepsy and two Phase 3 clinical trials in patients with EDS associated with OSA. Approximately 880 patients are expected to be enrolled in these three trials in the aggregate. In addition, we plan to evaluate the long-term safety of JZP-110 in an open label extension trial and expect to enroll up to 450 patients from the three Phase 3 clinical trials in this extension trial.

•
JZP-386. JZP-386 is a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, which we licensed from Concert Pharmaceuticals, Inc. in February 2013. We have conducted preclinical research and development work on JZP-386 for its potential use in patients with narcolepsy. The first study of JZP-386 in humans to evaluate the safety, pharmacokinetics and pharmacodynamics of the compound was conducted in 2014 under an approved investigational medicinal product dossier for JZP-386 in Europe. We completed a second Phase 1 study in the second quarter of 2015. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased pharmacodynamics effects at clinically relevant time points compared to Xyrem. The safety profile of JZP-386 was similar to that observed with Xyrem. We have determined that while the Phase 1 studies warrant further evaluation of JZP-386, the results do not support advancing into a later-stage clinical trial of JZP-386 at this time. We intend to explore formulation options to enhance the positive effects observed in the studies to achieve an improved product profile.

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

In the hematology and oncology area, we also have a number of development activities ongoing, including clinical trials.

•
Defibrotide. We are engaged in activities related to the potential approval of defibrotide in the United States. We initiated a rolling NDA submission to the FDA for defibrotide for the treatment of severe VOD in December 2014 and expect to complete the submission in mid-2015. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in indications in addition to the treatment of severe VOD.

•
Erwinaze. In the second quarter of 2014, we initiated a pharmacokinetics study in Phase 2 to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase. No patients had been enrolled in this trial as of April 2015, and we recently decided to terminate this trial based on an inability to enroll patients.

•
JZP-416 (formerly known as Asparec). We completed a Phase 1 clinical trial in Europe of JZP-416 (pegcrisantaspase), a PEGylated recombinant Erwinia chrysanthemi L-asparaginase, being developed for the treatment of patients with ALL who are hypersensitive to E. coli-derived asparaginase. In addition, we initiated our first study of JZP-416 in children in a pivotal Phase 2 clinical trial in North America in late 2014. In February 2015, we voluntarily suspended patient enrollment in this trial. Our decision to suspend enrollment and to discontinue treatment with JZP-416 for enrolled patients was based on the occurrence of hypersensitivity-like reactions following the administration of JZP-416 in some treated patients. We are in the process of collecting and evaluating the available data and plan to conduct additional research and analysis prior to determining whether to resume the study and determining next steps regarding the development of JZP-416.

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
Over the past two years, we have made targeted investments to strengthen our operational capabilities to support our lead marketed products and product candidates in our primary therapeutic areas. During 2014, we reorganized our operations in Europe to focus on our hematology/oncology therapeutic area following the Gentium Acquisition and streamlined our U.S. commercial operations to devote more resources to our lead marketed products. In the fourth quarter of 2014, we entered into an agreement to sell certain products acquired as part of our acquisition of EUSA Pharma Inc., or the EUSA Acquisition, and the related business. The sale closed in March 2015 and allows us to focus our European commercial operations on Erwinase and Defitelio. In addition, in the Gentium Acquisition, we acquired a manufacturing facility located in Italy that produces active pharmaceutical ingredients, including defibrotide, and are constructing a manufacturing and development facility in Ireland.
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy in 2015. For example, our financial results remain significantly influenced by sales of Xyrem, which accounted for 69.3% of our net product sales in the three months ended March 31, 2015 and 67.0% of our net product sales for the year ended December 31, 2014. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, five abbreviated new drug applications, or ANDAs, have been filed with the FDA by third parties seeking to market generic versions of Xyrem. We have initiated lawsuits against all five third parties, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the fourth quarter of 2015. In addition, certain of the ANDA filers are challenging the validity of our patents covering the distribution system for Xyrem by filing petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office. Furthermore, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of a previously-filed IPR petition. The PTAB has not yet determined whether to institute proceedings with respect to the petitions for IPR. We cannot predict whether PTAB will institute any of the petitioned IPR proceedings, whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding if instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.

We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are in the process of implementing the necessary systems, processes, procedures and activities to transition to the final Xyrem REMS approved by the FDA in late February 2015. While we expect to implement the Xyrem REMS by late August 2015 and to submit ongoing assessments, in each case as set forth in the FDA’s Xyrem REMS approval notice, we cannot guarantee that we will be able to do so in a timely manner, that our implementation of the approved Xyrem REMS will meet FDA requirements, that the assessments will be satisfactory to the FDA, or that the Xyrem REMS will satisfy FDA’s expectations in their anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS in a timely manner and to the satisfaction of the FDA or to comply with the REMS obligations could negatively affect sales of Xyrem, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We also expect to continue to face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. The parties have had regular interactions with respect to developing a single shared REMS since the initial meeting, and we expect the interactions to continue. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with a generic competitor within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow the generic competitor to market a generic drug with a separate REMS that includes different, but comparable, elements to assure safe use, or ETASU, than those in our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license. In addition, the Federal Trade Commission, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act) or have engaged in other anticompetitive practices.
Sales of our second largest product, Erwinaze/Erwinase, continue to grow. Sales of Erwinaze/Erwinase accounted for 16.4% of our total net product sales in the three months ended March 31, 2015 and 17.2% of our total net product sales for the year ended December 31, 2014. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain clinical data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, particularly in light of our recent decision to terminate a clinical trial in this patient population based on an inability to enroll patients, as well as our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We have limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. PHE has advised us that as of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, a limited liability company that is wholly-owned by the U.K. Secretary of State for Health, or PBL. We were informed that all of the staff employed in the manufacture and management of Erwinaze have transferred into PBL, and we are now working with PBL on matters related to Erwinaze supply. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
In furtherance of our growth strategy, we have made a significant investment in Defitelio. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, we may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
We do not expect to be required to complete any additional clinical trials prior to completion of the NDA submission for defibrotide in the United States. Even if we are able to complete the NDA submission as planned, we cannot predict whether our NDA will be approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we expect to propose. We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients who undergo HSCT therapy and develop severe VOD, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for indications in addition to the treatment of severe VOD. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

•	the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance and support of our products by patients, physicians and payors;

•
the risks and costs associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses with our historic business, the increase in geographic dispersion among our centers of operation, taking on the operation of a manufacturing plant as a result of the Gentium Acquisition and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions;

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

•	our potential inability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and

•
possible restrictions on our ability and flexibility to pursue certain future corporate development and other opportunities as a result of our substantial outstanding debt obligations, which increased significantly in 2014.

All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents revenues and expenses for the three months ended March 31, 2015 and 2014, respectively (amounts in thousands):

	Three Months Ended March 31,		Increase/
	2015	2014 (1)	(Decrease)
Product sales, net	$307,035	$244,986	25%
Royalties and contract revenues	2,268	1,933	17%
Cost of product sales (excluding amortization of intangible assets)	28,298	30,924	(8)%
Selling, general and administrative	112,388	106,363	6%
Research and development	27,181	18,109	50%
Acquired in-process research and development	—	127,000	N/A(2)
Intangible asset amortization	24,677	31,182	(21)%
Interest expense, net	16,245	10,076	61%
Foreign currency gain	(2,245)	(123)	N/A(2)
Income tax provision	32,059	17,027	88%
Net loss attributable to noncontrolling interests, net of tax	—	(989)	N/A(2)
_____________________________

(1)	Our financial results include the financial results of the historic Gentium business since the closing of the Gentium Acquisition on January 23, 2014.

(2)	Comparison to prior period not meaningful.

Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three months ended March 31, 2015 and 2014, respectively (amounts in thousands):

	Three Months Ended March 31,		Increase/
	2015	2014	(Decrease)
Xyrem® (sodium oxybate) oral solution	$212,690	$160,378	33%
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	50,353	46,920	7%
Defitelio® (defibrotide)/defibrotide	17,363	12,209	42%
Prialt® (ziconotide) intrathecal infusion	6,764	4,309	57%
Psychiatry	9,093	9,866	(8)%
Other	10,772	11,304	(5)%
Product sales, net	307,035	244,986	25%
Royalties and contract revenues	2,268	1,933	17%
Total revenues	$309,303	$246,919	25%
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  Price increases were instituted in August 2014 and February 2015 based on market analyses. Xyrem product sales volume increased by 12% in the three months ended March 31, 2015 compared to the same period in 2014. The sales volume increase was driven by an increase in the average number of patients on Xyrem, which includes both new patients and active patients who remained on Xyrem therapy. Erwinaze/Erwinase product sales increased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to an increase in sales volume and, to a lesser extent, price increases instituted in July 2014 and January 2015. The sales volume increase was driven primarily by existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase and, to a lesser extent, a growth in new treatment sites prescribing Erwinaze. Defitelio/defibrotide product sales in the three months ended March 31, 2015 were $17.4 million compared to pro forma net sales of $15.1 million for the three months ended March 31, 2014. Defitelio/defibrotide product sales in the three months ended March 31, 2014, beginning from the closing of the Gentium Acquisition on January 23, 2014, were $12.2 million. On a pro forma basis, Defitelio/defibrotide product sales increased by 15% in the three months ended March 31, 2015 compared to the same period in 2014 as we continue to transition to commercial pricing in countries where the product has been launched.  Prialt product sales increased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to lower sales in the first quarter of 2014 due to the timing of shipments to the exclusive wholesale distributor and central pharmacy for Prialt. Psychiatry product sales in the three months ended March 31, 2015 were slightly lower than the same period in 2014 primarily due to generic competition. We expect total product sales will increase in 2015 over 2014, primarily due to anticipated growth in sales of our lead marketed products, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to increased royalties in relation to our out-licensed product rights. We expect royalties and contract revenues in 2015 to be lower than 2014 due to a milestone payment of $2.0 million that we received in the three months ended December 31, 2014.

Cost of Product Sales
Cost of product sales decreased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to acquisition accounting inventory fair value step-up adjustments of $8.0 million in the three months ended March 31, 2014, partially offset by an increase in net product sales. Gross margin as a percentage of net product sales was 90.8% in the three months ended March 31, 2015 compared to 87.4% for the same period in 2014. The increase in our gross margin percentage was primarily due to the decrease in acquisition accounting inventory fair value step-up adjustments. We expect our gross margin as a percentage of net product sales in 2015 to be slightly higher than in 2014, primarily due to a change in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to an increase in salary and benefit-related expenses (including share-based compensation expense) of $11.3 million, driven by higher headcount resulting from the expansion of our business, and increases in marketing and promotional expenses of $6.1 million and professional services expenses of $3.4 million, partially offset by a decrease in transaction and integration expenses of $17.6 million. We expect that selling, general and administrative expenses will be higher in 2015 than in 2014 due to an increase in direct marketing spend and support of our lead marketed products, increased legal expenses, costs of preparing for a potential launch of defibrotide in the United States and increased headcount to support our larger, global organization.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2015	2014
Clinical studies and outside services	$15,303	$9,506
Personnel expenses	10,108	7,716
Other	1,770	887
Total	$27,181	$18,109
Research and development expenses increased by $9.1 million in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to increased clinical studies and outside services costs of $5.8 million as a result of higher costs incurred to develop our sleep and hematology/oncology product candidates including JZP-110, as well as increased costs related to development programs for defibrotide. Personnel expenses increased by $2.4 million in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to salary and benefit-related expenses (including share-based compensation) in support of our development programs.
For 2015 and beyond, we expect that our research and development expenses will continue to increase substantially from historical levels due to planned clinical trials and development work. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
Acquired In-Process Research and Development
In the first quarter of 2014, we acquired the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia, for an upfront payment of $125.0 million. We also incurred a $2.0 million milestone expense, which was triggered on assignment of the JZP-110 rights to us.
Intangible Asset Amortization
Intangible asset amortization decreased in the three months ended March 31, 2015 compared to the same period in 2014 due to the cessation of amortization on intangible assets classified as assets held for sale as of December 31, 2014 and certain other intangible assets that were fully amortized in 2014. As a result, we expect intangible asset amortization to decrease in 2015 compared to 2014.

Interest Expense, Net
Interest expense, net increased by $6.2 million in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a larger debt balance. In August 2014, we issued $575.0 million principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which remained outstanding at March 31, 2015. We expect interest expense will be higher in 2015 compared to 2014 due to the increase in our debt balance and the amortization of the debt discount on the 2021 Notes.
Foreign Currency Gain
In the three months ended March 31, 2015, the foreign currency gain primarily related to the translation of Euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Income Tax Provision
Our income tax provision for the three months ended March 31, 2015 was $32.1 million compared to $17.0 million for the same period in 2014. Our effective tax rate for the three months ended March 31, 2015 was 31.2%. After adjusting the loss before income tax provision for the three months ended March 31, 2014 by excluding upfront and milestone payments of $127.0 million for rights to JZP-110, which were acquired by our subsidiary in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for the three months ended March 31, 2014 was 33.8%. The decrease in the effective tax rate was primarily due to changes in income mix among the various jurisdictions in which we operate, the impact of originating tax credits and increased deductions in relation to subsidiary equity. The effective tax rate for the three months ended March 31, 2015 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, current year losses in some jurisdictions for which no tax benefit is available and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Net Loss Attributable to Noncontrolling Interests, Net of Tax
Net loss attributable to noncontrolling interests, net of tax relates to the portion of the net income (loss) of Gentium not attributable, directly or indirectly, to our ownership interest.

Non-GAAP Financial Measures
To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period-to-period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time-to-time in the future there may be other items that we may exclude for purposes of our non-GAAP financial measures; likewise, we have ceased and may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. In this regard, beginning with the first quarter of 2015, we no longer include an adjustment for depreciation expense in our non-GAAP financial measures. For purposes of comparability, non-GAAP adjusted financial measures for 2014 do not include an adjustment for depreciation expense. In addition, because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures used in this Quarterly Report on Form 10-Q may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. In the table below, adjusted net income measures attributable to Jazz Pharmaceuticals plc (and the related per share measures) exclude from GAAP net income (loss) attributable to Jazz

Pharmaceuticals plc (and the related per share measures), as applicable, intangible asset amortization, share-based compensation expense, restructuring charges, transaction and integration costs, acquired in-process research and development expenses, acquisition accounting inventory fair value step-up adjustments and non-cash interest expense; adjust the income tax provision to the estimated amount of taxes payable in cash; and adjust for the amount attributable to noncontrolling interests.
Reconciliations of GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014 (1)
GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc	$70,700	$(92,650)
Intangible asset amortization	24,677	31,182
Share-based compensation expense	20,819	13,815
Restructuring charges	553	—
Transaction and integration costs	155	17,733
Acquired in-process research and development	—	127,000
Acquisition accounting inventory fair value step-up adjustments	—	8,022
Non-cash interest expense	6,016	1,638
Income tax adjustments (2)	2,148	(5,944)
Adjustments for amount attributable to noncontrolling interests (3)	—	(1,258)
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc	$125,068	$99,538

GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share	$1.12	$(1.58)
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share	$1.99	$1.59
Shares used in computing GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,964	58,526
Shares used in computing non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share amounts	62,964	62,517
_____________________________

(1)	For purposes of comparability with our 2015 presentation, non-GAAP adjusted financial measures for 2014 do not include an adjustment for depreciation expense.

(2)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(3)	The noncontrolling interests’ share of the above adjustments, as applicable.

Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $782.6 million, borrowing availability under the revolving credit facility of $423.9 million and long-term debt of $1.5 billion. Our long-term debt included $893.1 million aggregate principal amount of term loans, $575.0 million principal amount of the 2021 Notes and other borrowings of $1.5 million. We generated cash flows from operations of $96.6 million during the three months ended March 31, 2015 and we expect to continue to generate positive cash flows from operations during 2015.
On March 20, 2015, we completed the sale of certain products that we originally acquired as part of the EUSA Acquisition and the related business. Pursuant to the agreement for this sale, the purchase price was $34.0 million, subject to pre- and post-closing purchase price adjustments. We received approximately $33 million in cash after purchase price adjustments were made prior to the closing.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations, to fund our share repurchase program and to meet our existing obligations for the foreseeable future, including our obligations under our current credit agreement. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,”

“The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In the three months ended March 31, 2015, we spent a total of $10.3 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $164.54 per share. All ordinary shares repurchased by us were canceled. As of March 31, 2015, the remaining amount authorized under the share repurchase program was $11.0 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$96,555	$68,723
Net cash provided by (used in) investing activities	18,293	(957,203)
Net cash provided by (used in) financing activities	(3,261)	497,662
Effect of exchange rates on cash and cash equivalents	(13,026)	188
Net increase (decrease) in cash and cash equivalents	$98,561	$(390,630)
Net cash provided by operating activities of $96.6 million for the three months ended March 31, 2015 related to a net income of $70.7 million, adjusted for non-cash items of $28.9 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $3.0 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $15.7 million in our prepaid expenses primarily due to upfront payments to a clinical research organization and a decrease in accrued liabilities of $17.5 million primarily driven by employee-related expenses, partially offset by an increase in income taxes payable. Net cash provided by operating activities of $68.7 million for the three months ended March 31, 2014 related to a net loss of $93.6 million, adjusted for an upfront payment and milestone expense totaling $127.0 million in respect of our acquisition of rights to JZP-110 and non-cash items of $46.9 million primarily related to intangible asset amortization, share-based compensation expense and acquisition accounting inventory fair value step-up adjustments. This was partially offset by $11.5 million of net cash outflow related to changes in operating assets and liabilities which included $14.9 million in respect of the payment of the contingent consideration following the EUSA Acquisition.
Net cash provided by investing activities for the three months ended March 31, 2015 primarily related to net proceeds of $32.7 million from the sale of certain products that we originally acquired as part of the EUSA Acquisition, partially offset by purchases of property and equipment of $14.4 million primarily related to the construction of a manufacturing and development facility in Ireland. Net cash used in investing activities for the three months ended March 31, 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and, to a lesser extent, purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2015 primarily related to payment of employee withholding taxes of $14.8 million related to share-based awards and $10.3 million used to repurchase our ordinary shares under our share repurchase program, partially offset by proceeds of $13.5 million from employee equity incentive plans. Net cash provided by financing activities for the three months ended March 31, 2014 primarily related to net proceeds of $636.4 million from our term loans and borrowings under our revolving credit facility, proceeds of $21.5 million from employee equity incentive plans and exercise of warrants, partially offset by $119.2 million for the acquisition of noncontrolling interests in Gentium and $35.1 million in respect of the payment of the contingent consideration following the EUSA Acquisition.
Credit Agreement
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
As a result of the June 2013 amendment, the interest rate margins on the term loans and the revolving loans were reduced by 150 basis points, and as a result of the January 2014 amendment, the interest rate margins on the terms loans were reduced by a further 25 basis points. The term loans under the current credit agreement bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum (subject to a 0.75% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 1.50% per annum (subject to a 1.75% prime rate floor). Borrowings under the current revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR, plus an applicable margin of 2.50% per annum, or the prime lending rate, plus an applicable margin equal to 1.50% per annum, subject to reduction by 0.25% or 0.50% based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. As of March 31, 2015, the interest rate on the outstanding term loans was 3.25%.
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
Our credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement also contains a financial covenant that requires us and our restricted subsidiaries to maintain a maximum secured leverage ratio. We were, as of March 31, 2015, and are currently in compliance with this financial covenant.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$894,580	$9,388	$18,789	$866,295	$108
Term and other loans - interest (2)	92,995	29,450	57,810	5,732	3
2021 Notes - principal	575,000	—	—	—	575,000
2021 Notes - interest (3)	70,078	10,781	21,563	21,562	16,172
Revolving credit facility - commitment fee (4)	3,559	1,620	1,939	—	—
Purchase obligations (5)	28,937	27,376	400	431	730
Operating lease obligations (6)	110,409	9,714	14,455	14,632	71,608
Total	$1,775,558	$88,329	$114,956	$908,652	$663,621
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270.0 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In 2014, we entered into a definitive agreement to acquire rights to defibrotide in the United States and all other countries in the Americas from Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau. Sigma-Tau is eligible to receive milestone payments of $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD and up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $286.0 million, of which up to $120.0 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75.0 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)	The interest rate was 3.25% at March 31, 2015, which we used to estimate interest owed on the term loans outstanding on March 31, 2015 until the final maturity date in June 2018.
(3) We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of March 31, 2015 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.50% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.375% and assumed undrawn amounts of $425.0 million to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to third party manufacturers.

(6)
Includes automobile lease payments for our sales force and the minimum lease payments for our office buildings, including a lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California.  We expect to occupy this office space by the end of 2017.  We are obligated to make lease payments totaling approximately $88 million over the initial term of the lease.  Not included in the table above are our estimated costs of approximately $20 million associated with the design, development and construction of tenant improvements under this lease agreement, which estimate does not include a tenant improvement allowance to be provided by the landlord. In addition, in April 2015, we amended an existing operating sublease for office space in Palo Alto, California for additional office space and extended the term of this sublease to December 2017.  As a result of the amendment, we are obligated to make additional lease payments of approximately $10 million which are not included in the table above. Operating expenses associated with our leased office buildings are also not included in table above.

We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next twelve months.

Critical Accounting Estimates
To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in determining the amounts to be deducted from gross revenues, in particular estimates of government rebates, which include Medicaid and TRICARE rebates, and estimated product returns. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, income taxes and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters: On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the U. S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem (sodium oxybate) oral solution. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed for 30 months, or until April 18, 2013. That stay has expired. Additional patents covering Xyrem were issued between December 2010 and December 2012, and, after receiving Paragraph IV Certification notices from Roxane, we filed additional lawsuits against Roxane on February 4, 2011, May 2, 2011, October 26, 2012 and December 5, 2012 to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 have been consolidated by the District Court into a single case, or the Roxane consolidated case, alleging that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
In December 2013, the District Court permitted Roxane to amend its answer in the Roxane consolidated case to allege additional equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the Roxane consolidated case regarding patents related to the distribution system for Xyrem. Although no trial date has been scheduled, based on the District Court’s current schedule, we anticipate that trial on the patents in the Roxane consolidated case that are not subject to the stay could occur as early as the fourth quarter of 2015. We do not have any estimate of a possible trial date for trial on the patents in the Roxane consolidated case that are currently subject to the stay. The actual timing of events in this litigation may be significantly earlier or later than we currently anticipate, and we cannot predict the specific timing or outcome of events in this litigation.
On April 1, 2014 and January 15, 2015, we received additional notices of Paragraph IV Certification from Roxane regarding newly issued patents for Xyrem listed in the Orange Book. On February 20, 2015, we filed a new lawsuit against Roxane in the District Court, alleging that three of our patents covering Xyrem are infringed or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe these patents. On April 20, 2015, Roxane moved to dismiss claims involving our patent covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid) on the grounds that this patent does not cover patentable subject matter. We cannot predict the timing or outcome of events in this matter or its impact on the Roxane consolidated case.
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
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period. As a result, FDA’s approval of both Amneal’s and Par’s ANDAs is stayed until the earlier of (i) May 20, 2016, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We cannot predict the timing or outcome of events in the Amneal/Par consolidated case or their impact on other ongoing proceedings with Amneal or Par as described below.

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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court, alleging that 15 of our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. On March 23, 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. We cannot predict the timing or outcome of events in this litigation.
In January 2015, Amneal, Ranbaxy and Watson proposed the consolidation of their respective cases and a consolidated schedule to the District Court, while Par sought its own proposed schedule with the District Court, notwithstanding the prior consolidation of portions of the Par and Amneal cases. In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case, the Amneal/Par/Ranbaxy/Watson consolidated case. Under a related scheduling order issued in March 2015, the District Court would hold a Markman hearing for the Amneal/Par/Ranbaxy/Watson consolidated case no earlier than January 2016. We cannot predict the timing or outcome of events in the Amneal/Par/Ranbaxy/Watson consolidated case or their impact on other ongoing proceedings with any individual ANDA filer, including Roxane, Amneal, Par, Ranbaxy or Watson.
On March 23, 2015, March 24, 2015, March 26, 2015 and April 16, 2015, we received an additional notice of Paragraph IV Certification from each of Par, Amneal, Ranbaxy and Roxane, respectively, regarding a newly issued method of treatment patent for Xyrem listed in the Orange Book.
Xyrem Post-Grant Patent Review Matters: Between June and August 2014, petitions seeking covered business method, or CBM, post-grant patent review by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, were filed by certain of the ANDA filers with respect to the validity of six of our patents related to the distribution system for Xyrem. In the fall of 2014, we filed preliminary responses to the petitions in which, among other things, we asserted that the challenged patents should not be subject to CBM review. In early 2015, the PTAB issued decisions denying institution of CBM review for all of these petitions.
In January 2015, petitions for inter partes review, or IPR, were filed by certain of the ANDA filers with respect to the validity of six of our patents related to the distribution system for Xyrem. In April 2015, we filed preliminary responses to these petitions, opposing the petitions and stating reasons that review should not be granted.  In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of a previously filed IPR petition. The PTAB has not yet determined whether to institute proceedings with respect to these petitions for IPR. We cannot predict whether PTAB will institute any of the petitioned IPR proceedings, whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding if instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings.

FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma (prior to the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, or the Azur Merger), received notices of Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD will commence in May 2015. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. Teva has also exercised its option for supply of an authorized generic product for FazaClo HD. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. On December 19, 2014, we and CIMA entered into an agreement with Novel settling the patent litigation against Novel and we granted Novel a sublicense to manufacture, market and sell a generic version of FazaClo LD and, if applicable, FazaClo HD. The sublicense will commence on May 1, 2017, or earlier upon the occurrence of certain events. Trial in the Mylan case is currently set for the third quarter of 2015, but we cannot predict the specific timing or outcome of this litigation.
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
Shareholder Litigation Matter: In January 2014, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York in connection with our acquisition pursuant to a tender offer of a majority of the voting securities of Gentium S.p.A., or Gentium, which we refer to as the Gentium Acquisition.  The lawsuit named Gentium, each of the Gentium’s directors, us and our Italian subsidiary as defendants. The lawsuit alleged, among other things, that Gentium’s directors breached their fiduciary duties to Gentium’s shareholders in connection with the Gentium tender offer agreement that Gentium entered into with us and our Italian subsidiary valuing Gentium ordinary shares and American Depositary Shares at $57.00 per share, and that we and our Italian subsidiary violated Sections 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by allegedly overseeing Gentium’s preparation of an allegedly false and misleading Section 14D-9 Solicitation/Recommendation Statement. On November 19, 2014, the plaintiff dismissed us and our Italian subsidiary from the lawsuit. On January 22, 2015, the entire lawsuit was dismissed with prejudice by the court.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 69.3% of our net product sales for the three months ended March 31, 2015 and 67.0% of our net product sales for the year ended December 31, 2014. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2012 to 2013 and from 2013 to 2014, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2015, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem or an alternative sodium oxybate product for treating cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•
changed or increased regulatory restrictions, including changes to our final approved risk evaluation and mitigation strategy, or REMS, the development of a single shared REMS for sodium oxybate with potential generic competitors, or regulatory actions by the FDA, as discussed in more detail in the risk factors below;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•
any increase in restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors, as discussed in more detail in the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably;”

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem;

•	any failure to transition to the final approved REMS in a timely manner and to the satisfaction of the FDA; and

•	potential disruptions in services during such transition and potential negative reactions from physicians and patients in response to activities involved in our transition to the final approved REMS.
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
If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its manufacture, formulation, distribution system and method of use, five third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. If one or more companies receive FDA approval of an ANDA for a generic version of Xyrem or a new drug application, or NDA, for other sodium oxybate products, it is possible that such company or companies could introduce generic versions of Xyrem or other sodium oxybate products before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of potentially being held liable for damages for patent infringement.
Five companies have sent us notices of Paragraph IV Certification that each has filed an ANDA with the FDA seeking approval to market a generic version of Xyrem before the expiration of the Orange Book-listed patents relating to Xyrem. We have sued all five ANDA filers seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the fourth quarter of 2015. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
In addition, between June and October 2014, petitions seeking CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of six of our patents covering the distribution system for Xyrem. In early 2015, the PTAB issued decisions denying institution of CBM review for all of these petitions. In January 2015, petitions for IPR were filed by certain of the ANDA filers with respect to the validity of six of our patents covering the distribution system for Xyrem. In April 2015, we filed preliminary responses to these petitions, opposing the petitions and stating reasons that review should not be granted.  In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of a previously filed IPR petition. The PTAB has not yet determined whether to institute proceedings with respect to the petitions for IPR. We cannot predict whether PTAB will institute any of the petitioned IPR proceedings, whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding if instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed until April 18, 2013, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. If Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the United States by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, in April 2014, we learned about the completion of a “first in man” clinical trial by a company using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. This company has stated that it anticipates starting a pivotal trial in late 2015 and submitting an NDA, referencing Xyrem, to the FDA in the first half of 2017. If this company is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
After any introduction of a generic competitor, a significant percentage of the prescriptions written for Xyrem may be filled with the generic version, resulting in a loss in sales of Xyrem. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. We expect that generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk management program, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, or Xyrem Risk Management Program, which was required in conjunction with Xyrem’s approval by the FDA to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. The Xyrem Risk Management Program included a number of elements including patient and physician education, a database of information to track and report certain information, and the use of a single central pharmacy to distribute Xyrem. The Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, was deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA, which amended the Federal Food, Drug and Cosmetic Act, or FDCA, required that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. Pursuant to the FDCA, we engaged with the FDA starting in 2008 to finalize our REMS documents for Xyrem, including initiating dispute resolution procedures with the FDA in February 2014. On February 27, 2015, the FDA notified Jazz Pharmaceuticals, Inc., a wholly owned subsidiary of our company, of (i) the FDA’s approval of the REMS for Xyrem in the form submitted by us in November 2014, which includes provisions requiring distribution through a single pharmacy, and (ii) the FDA’s denial of our dispute resolution appeal as moot as a result of approval of the Xyrem REMS.
The Xyrem REMS approval notice included statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We are in the process of transitioning our risk management program to the final approved Xyrem REMS, or the Xyrem REMS Program, and are working with the single central pharmacy for Xyrem, Express Scripts Specialty Distribution Services and its affiliate CuraScript, Inc., or ESSDS, to implement the necessary systems, processes, procedures and activities. While we expect to implement the Xyrem REMS by late August 2015 and to submit ongoing assessments, in each case as set forth in the FDA’s Xyrem REMS approval notice, we cannot guarantee that we will be able to do so in a timely manner, that our implementation of the Xyrem REMS will meet FDA requirements, that the assessments will be satisfactory to the FDA, or that the Xyrem REMS will satisfy FDA’s expectations in their anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS in a timely manner and to the satisfaction of the FDA could result in enforcement action by the FDA, up to and including a warning letter or determination that Xyrem must be removed from the market. Non-compliance with the REMS obligations can lead to the changes in the REMS obligations, including additional restrictions on marketing, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures. Failure to successfully transition to the Xyrem REMS or comply with the REMS obligations could negatively affect sales of Xyrem, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the referenced drug, and (ii) the ANDA drug and the referenced drug shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and permit the ANDA holder to submit separate but comparable REMS if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the referenced drug product that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA sponsor and the sponsor of the listed product before granting a waiver of the single shared system requirement. Accordingly, we expect to continue to face pressure to develop a single shared system REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors.
The FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and ANDA applicant(s) to proceed concurrently with the FDA’s review of ANDA applications. The FDA has further stated that it typically monitors the progress of industry working groups attempting to develop shared REMS systems, and that it has acted to help ensure that sponsors were cooperating and that there were no obstacles to developing a single shared system. In January 2014, the FDA held an initial meeting with us and the then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. The parties have had regular interactions with respect to developing a single shared REMS since the initial meeting, and we expect the interactions to continue. If we do not develop a single shared REMS or license or share intellectual property pertinent to the Xyrem REMS with a generic competitor within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow the generic competitor to market a generic drug with a separate REMS that includes different, but comparable, ETASU than those in our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to the Xyrem REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.”
The Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Three of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future.
The approved Xyrem REMS requires, among other things, that healthcare providers prescribing Xyrem be specially certified in the Xyrem REMS Program, that Xyrem be dispensed only by the central pharmacy that is specially certified in the Xyrem REMS Program, that Xyrem be dispensed and shipped only to patients who are enrolled in the Xyrem REMS Program with documentation of safe use conditions, that we ensure that a secure and validated central database is maintained for the Xyrem REMS Program, and that we submit our required periodic assessments on or before the due dates specified in the approval notice. The process under which enrolled patients receive Xyrem is complex and includes multiple mandatory steps taken by the central pharmacy. There may be potential disruptions in services for patients and physicians as a result of the implementation of necessary systems in the transition to the Xyrem REMS, which could potentially affect the rate at which new patients are enrolled and prescribed Xyrem. Sales of Xyrem could be negatively affected as a result of these potential disruptions and/or potential negative reactions from patients and physicians in response to the activities involved in our transition to the Xyrem REMS.
While we have an exclusive agreement with ESSDS, the central pharmacy for Xyrem, through June 2017, if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem in the United States, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to the Xyrem label or taking or requiring us to take other actions that could have an adverse effect on Xyrem’s commercial success. Our Xyrem deemed REMS included, and the final approved Xyrem REMS similarly includes, unique features that provide more extensive information about adverse events, including deaths, than is generally available for other products that are not subject to similar risk management programs. For example, in April 2011, we learned that deaths of patients who had been prescribed Xyrem between 2003 and 2010 had not always been reported to us by ESSDS and therefore to the FDA by us, as required. We reported these cases to the FDA when we discovered them, investigated the related data from ESSDS as well as additional data we gathered, and submitted an analysis of the data to the FDA. In October 2011, we received a warning letter from the FDA regarding certain aspects of our adverse event reporting system for Xyrem and drug safety procedures related to the deaths that we discovered in April 2011 which had not been reported.  We completed the actions and submitted the data required to address the observations in the 2011 warning letter and arising from a subsequent inspection. In August 2013, we received a close-out letter from the FDA.
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
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the satisfaction of the FDA or any other regulatory authority could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. See also the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.”
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
Erwinaze, a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. market in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our ability to obtain clinical data on the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase, particularly in light of our recent decision to terminate a clinical trial in this patient population based on an inability to enroll patients, as well as our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain the current sales level and to increase sales is our limited inventory of Erwinaze and our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
We also face numerous other risks that may impact Erwinaze sales, including regulatory risks, the development of new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, the development of new treatment protocols for ALL that may not include asparaginase-containing regimens, difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements and potential competition from future biosimilar products. In addition, if we fail to comply with our obligations under our agreement with the licensor and manufacturer of Erwinaze or lose exclusive rights to Erwinaze, or otherwise fail to maintain or grow sales of Erwinaze, our growth prospects could be negatively affected.
We made a significant investment in Defitelio/defibrotide in 2014, adding the product to our portfolio as a result of the Gentium Acquisition and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, so that we can commercialize the product in those countries. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients who undergo hematopoietic stem cell transplantation, or HSCT, therapy and develop severe hepatic veno-occlusive disease, or VOD, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for indications in addition to the treatment of severe VOD. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America. We acquired these rights from Sigma-Tau in August 2014. Defibrotide has been, and continues to be, made available as an investigational drug to patients diagnosed with VOD in the United States through an expanded access treatment protocol open under an investigational new drug application. We are engaged in activities related to the potential approval of defibrotide in the United States. A prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. We held pre-NDA meetings with the FDA relating to our plans for the submission of an NDA for defibrotide for the treatment of severe VOD. Based on these meetings and in light of the current status of our acquisition and remediation of key information to be included in the data package for the NDA, in December 2014, we initiated a rolling NDA submission to the FDA and expect to complete the submission in mid-2015. We do not expect to be required to complete any additional clinical trials prior to the completion of the NDA submission. Even if we are able to complete the NDA submission as planned, we cannot predict whether our NDA will be approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we expect to propose. The FDA will consider the ODAC’s recommendations when making decisions regarding our NDA, although the FDA is not bound by such recommendations. In addition, although the FDA has granted Fast Track designation to defibrotide to treat severe VOD, this designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that defibrotide will receive marketing approval.
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
The marketing authorization application Gentium initially filed with the EMA in 2011 sought approval for defibrotide for the treatment and prevention of VOD in adults and children. The approval Gentium received in October 2013 was for the narrower indication of treatment of severe VOD in adults and children undergoing HSCT therapy. The scope of any future approvals we receive may negatively affect defibrotide’s growth prospects.

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
Siegfried (USA) Inc., subsequently renamed Siegfried USA, LLC, or Siegfried, has been our sole supplier of sodium oxybate since 2012. We expect that Siegfried will continue to be our sole supplier of sodium oxybate for the foreseeable future, and we cannot assure you that Siegfried can or will continue to supply on a timely basis, or at all, sufficient quantities of active pharmaceutical ingredient to enable the manufacture of the quantities of Xyrem that we need.
Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. PHE has advised us that as of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, a limited liability company that is wholly-owned by the U.K. Secretary of State for Health, or PBL. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze. Inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, either of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
Although there have been long-term plans to expand production capacity of Erwinaze and we are now working with PBL on matters related to Erwinaze supply, we cannot assure you that our supplier will be able to continue to supply our ongoing commercial needs for the product in a timely manner, or at all, especially if our demand for product increases. If production difficulties occur as described elsewhere in this risk factor and result in a disruption to supply or capacity constraints, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. While we continue to work with our supplier to evaluate potential steps to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product. Failure to obtain a sufficient supply of Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are also in the process of evaluating an appropriate provider to process defibrotide into finished product for the U.S. market in preparation for the potential approval of the product by the FDA. Part of the process to obtain FDA approval for defibrotide is to obtain certification from the FDA that the facilities we and our third party provider operate are in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. The FDA may deny approval to manufacture defibrotide if the FDA determines that either our facility or our third party provider’s facility does not meet applicable manufacturing and quality requirements. Following initial approval, if any, the FDA will continue to inspect and evaluate these facilities for ongoing compliance with applicable requirements. In addition, defibrotide is derived from porcine DNA. Our supplier of porcine materials may also be evaluated and inspected by the FDA in connection with our application for approval of defibrotide in the United States. If our supplier experiences safety or other issues that impact its ability to supply porcine materials to us as needed, we may not be able to find alternative suppliers in a timely fashion, which could negatively impact our supply of defibrotide.

In order to commence any of our planned clinical programs for JZP-110 or to conduct future clinical trials for JZP-386, if any, we need to have sufficient quantities of clinical product manufactured and available for use. While we believe that we will be able to obtain sufficient supplies of JZP-110 or JZP-386 before the commencement of such planned or future clinical trials, there can be no assurance that our suppliers will be able to produce or provide sufficient clinical supplies of JZP-110 or, if trials proceed, JZP-386 in a timely manner. Any delay in receiving adequate supplies of JZP-110 or JZP-386 for our studies could negatively impact our development programs.
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
Failure by us or our third party manufacturers to comply with regulatory requirements could adversely affect our or their ability to supply products or ingredients. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with applicable current cGMP requirements. DEA regulations also govern facilities where controlled substances such as Xyrem’s active pharmaceutical ingredient are manufactured. Our manufacturing facility in Italy and manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the EMA, the DEA, the Italian Health Authority and other regulatory authorities, including state authorities and similar authorities in other jurisdictions, to confirm compliance with cGMP and other requirements. For example, the FDA inspected the facility where Erwinaze is manufactured in January 2015 and issued a Form FDA 483 with observations relating to the manufacturing process. We and our third party manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible legal or regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we or our shareholders expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 835 in May 2015. This includes employees in fourteen countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, a manufacturing facility in Italy and a manufacturing facility under construction in Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations and financial condition, including, among other things:

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

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the conditions for reimbursement required by, and the availability of reimbursement from, third party payors.
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
For additional discussion about payor acceptance, see the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.”
We may not be able to successfully identify and acquire, in-license or develop additional products or product candidates to grow our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any products or product candidates we may acquire in the future into our product portfolio or we may otherwise fail to realize the anticipated benefits of these acquisitions.*
We intend to grow our business over the long term by acquiring or in-licensing and developing additional products and product candidates that we believe have significant commercial potential. Future growth through acquisition or in-licensing will depend upon the availability of suitable products and product candidates for acquisition or in-licensing on acceptable prices, terms and conditions. Any growth through development will depend upon our identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. In order to compete successfully to acquire attractive products or product candidates in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition.
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products or product candidates or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product or product candidate gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.
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
Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
Since 2014, we have made significant investments into expanding our product development pipeline and expect to continue to increase our research and development organization to pursue targeted development activities. Significant clinical, development and financial resources will be required to progress product candidates through clinical trials and the regulatory approval process to develop them into commercially viable products. We have a number of product candidates under development. We also intend to pursue clinical development of other product candidates that we may acquire or in-license in the future. Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
The FDA has granted Fast Track designation to the investigation of JZP-416 for ALL. Defibrotide has also been granted Fast Track designation by the FDA to treat severe VOD. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite new drug candidate review. Although we have obtained Fast Track designation from the FDA for JZP-416 and defibrotide, receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures, and Fast Track designation may be withdrawn by the FDA at any time. In addition, Fast Track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that either JZP-416 or defibrotide will receive regulatory approval.
The clinical trial we initiated in the second quarter of 2014 to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase had not enrolled a patient as of April 2015, which led to our decision to terminate the trial. Accordingly, we no longer have an ongoing trial to generate additional clinical data to support the expansion of Erwinaze’s therapeutic use in young adults or otherwise, which could materially and adversely affect the maintenance and growth of the market for Erwinaze.
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
We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have.*
The commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, have fewer side effects, are easier to administer or are less expensive than our products. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. They can spend more on, and have more expertise in, research and development, regulatory, manufacturing, distribution and sales activities. As a result, our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we may and may market their products more effectively than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. For example, a number of companies are developing new immunotherapy treatments for relapsed or refractory ALL patients, including one treatment that was recently approved. The development of these new treatments could negatively impact our ability to maintain and grow sales of Erwinaze in patient populations where the benefit of an asparaginase-containing regime is not well established.
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
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the United States by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.”
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law. The final substantive provisions of the America Invents Act, including the first to file system, became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as IPR, CBM reviews and other post grant reviews. These proceedings are conducted before the PTAB. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. The IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We cannot predict what impact, if any, amendments to the America Invents Act or other patent-related legislation, or judicial decisions interpreting such legislation, will have on such uncertainties and costs.

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
Five companies have sent us notices of Paragraph IV Certification that each has filed an ANDA with the FDA seeking approval to market a generic version of Xyrem before the expiration of the Orange Book-listed patents relating to Xyrem. We have sued all five ANDA filers seeking to prevent them from introducing a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the fourth quarter of 2015. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
In addition, certain of the ANDA filers are challenging the validity of our patents covering the distribution system for Xyrem in the PTAB. In January 2015, petitions for IPR were filed by certain of the ANDA filers with respect to the validity of six of our patents covering the distribution system for Xyrem. In April 2015, we filed preliminary responses to these petitions, opposing the petitions and stating reasons that review should not be granted.  Furthermore, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of a previously-filed IPR petition. The PTAB has not yet determined whether to institute proceedings with respect to the petitions for IPR. We cannot predict whether PTAB will institute any of the petitioned IPR proceedings, whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding if instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In April 2014, we became aware of the completion of a “first in man” clinical trial by a company using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. This company has stated that it anticipates starting a pivotal trial in late 2015 and submitting an NDA, referencing Xyrem, to the FDA in the first half of 2017. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.”
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. We rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, which we may be unable to do. In some instances, we also rely on regulatory exclusivity. For example, Erwinaze has no patent protection. In addition to protection using trade secrets, Erwinaze has orphan drug exclusivity in the United States for a seven-year period from its FDA approval, which precludes approval of another product with the same principal molecular structure for the same indication until November 2018. Erwinaze, as a biologic product approved under a BLA, is also subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA. Under the BPCIA, Erwinaze is expected to receive exclusivity that prevents approval of a biosimilar in the United States through late 2023. Because the BPCIA is a relatively new law, we anticipate that its impact on both reference product sponsors and biosimilar applicants will evolve over a period of years. Its implementation likely will be shaped by a variety of factors, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. As a result, it is possible that a potential competing drug product might obtain FDA approval before the orphan drug and expected BCPIA exclusivity periods have expired, which would adversely affect sales of Erwinaze. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinase has lapsed. This also means that any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.  If a biosimilar product to Erwinaze is approved in the United States as interchangeable to Erwinaze or in other countries where Erwinaze is sold, a significant percentage of the prescriptions that would have been written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Similarly, although there are patent applications for JZP-416 pending in the United States and the product is covered by some patents outside of the United States, it is not yet covered by any U.S. patents.  JZP-416 was granted orphan drug designation for the treatment of ALL by the EMA and by the FDA subject to certain conditions. JZP-416 is still in the early stage of clinical development and in February 2015, we voluntarily suspended enrollment in our first study of JZP-416 in children in a pivotal Phase 2 trial in North America. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.” There is no guarantee that we will continue development of JZP-416 or resume enrollment in the pivotal Phase 2 clinical trial or that JZP-416 will succeed in clinical trials, that we will be able to file marketing applications for it, that it will receive marketing approval, or that JZP-416 will meet the conditions for orphan drug exclusivity. If we continue development, but fail to obtain orphan drug exclusivity and/or exclusivity under the BCPIA, and if we also fail to successfully execute on other strategies to protect our intellectual property with respect to JZP-416, including protection by one or more issued patents, JZP-416 would be subject to competition, which could have a material adverse effect on our ability to recognize any return on our investment in the development of this product as well as on our future growth prospects.
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
For example, five companies have notified us that they have filed ANDAs with the FDA seeking FDA approval to market a generic version of Xyrem. We initiated lawsuits against each of these companies, and the litigation proceedings are ongoing. In addition, certain of the ANDA filers are challenging the validity of our patents covering the distribution system for Xyrem by filing petitions for IPR by the PTAB. The IPR process under the America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents with the PTAB. As a result, entities associated with hedge funds have begun challenging valuable pharmaceutical patents through the IPR process. In April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of an IPR petition filed by one of the ANDA filers. The PTAB has not yet determined whether to institute proceedings with respect to these petitions for IPR. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.” We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
We own patents that cover, among other things, the formulation and method of use covering the administration for Xyrem. In July 2014, the USPTO issued us a new method of use patent relating to the safe and effective use of Xyrem by decreasing the dose of Xyrem when used concomitantly with divalproex sodium (also known as valproate or valproic acid), which information was added to the Xyrem label in April 2014. We have listed this new patent in the Orange Book. We have also filed lawsuits against the Xyrem ANDA filers alleging infringement of this patent and seeking a permanent injunction to prevent the Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe this patent. On April 20, 2015, Roxane moved to dismiss claims involving this new patent on the grounds that it does not cover patentable subject matter. While we believe the additional safety information is critical for the safe use of Xyrem and should be required to be included in the label for any proposed generic form of Xyrem, we do not know whether the FDA will require any proposed generic form of Xyrem to include this information in its product label or whether we will be successful in maintaining the validity of the applicable patent and protecting the patent from infringement.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. The Xyrem REMS approval notice includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the Xyrem distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future generic competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents to protect our Xyrem distribution system from generic competitors may be reduced. In addition, the extent of protection provided by our method of use patents covering the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the distribution system set forth in the Xyrem REMS. If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a REMS that does not fall within the scope of any of the claims of our distribution patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing distribution patents or patents that may be granted in the future will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.
Risks Related to Our Industry
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.
The manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, recordkeeping, importing and exporting of our products and our research and development activities are subject to extensive regulation by the FDA, the European Commission, or EC, the competent authorities of the EU member states and other regulatory authorities. Regulations differ from country to country. As a result of these regulations, product development, approval and commercialization processes are expensive and time-consuming. For example, we are not permitted to market a pharmaceutical product in the United States or in the EU member states until we receive approval from the FDA, the EC or the competent authorities of the EU member states, as applicable. An application for marketing approval must contain information demonstrating the quality, safety and efficacy of the pharmaceutical product, including data from preclinical and clinical trials, information pertaining to the preparation and manufacture of the active pharmaceutical ingredient, analytical methods, product formulation, details on the manufacture and stability of the finished pharmaceutical product and proposed product packaging and labeling. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receiving approval for narrower indications than sought, can have a negative impact on our financial performance.
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
Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed under the risk factor “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for certain products. Co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. In addition, in November 2013, Centers for Medicare and Medicaid Services, or CMS, issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future.  In September 2014, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected products, which could include Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
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
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the United States, the EU or elsewhere in the world or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers, our partners or us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. For example, Medtronic Inc., or Medtronic, recently announced a consent decree with the FDA related to Medtronic’s SynchroMed® II implantable infusion pump systems. Our product Prialt is approved for administration to patients via that pump. While the consent decree does not impact existing patients with the pump, physicians who want to implant the pump in new patients are required to complete a certification process to document medical necessity. While the approved indication for Prialt is one of the conditions eligible to support a showing of medical necessity provided by the consent decree, we cannot predict the impact of this new certification requirement on sales of Prialt.
The EU has adopted new legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, and this new legislation enhanced the authority of the EMA and the competent authorities of the EU member states to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the burden on companies with respect to additional monitoring, adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
The FDA approved the BLA for Erwinaze in the United States in November 2011, subject to certain post-marketing requirements, including developing and validating assays and conducting certain non-clinical studies. In addition, the BLA approval for Erwinaze is subject to compliance with numerous post-marketing commitments, including certain commitments which must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing requirements and to comply with the post-marketing commitments, if we and/or the manufacturer fails to do so within the timeframe established by the FDA, or if the results of the non-clinical studies raise concerns or other issues for the FDA, our approval to market Erwinaze in the United States may be withdrawn or otherwise jeopardized.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the U.S. Department of Justice, or DOJ, the FTC, the U.S. Department of Commerce, or DOC, the OIG and other regulatory bodies, as well as governmental authorities in those non-U.S. countries in which we commercialize our products. In addition to the FDCA, other federal, state and non-U.S. statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers, manufacturers and distributors and the central pharmacy for Xyrem, are subject to many of the same requirements.
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
The U.S. federal False Claims Act, or False Claims Act, prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
In addition, the Physician Payment Sunshine provisions of the Healthcare Reform Act require extensive tracking of payments and transfers of value to physicians and teaching hospitals and public reporting of the data collected. On September 30, 2014, CMS published the first set of data collected under the Sunshine provisions. On or before the 90th day of each calendar year starting in 2015, manufacturers covered under the Sunshine provisions are required to submit a report disclosing payments and transfers of value made in the preceding calendar year, and CMS then will publish the reported data on or before June 30 of the reporting year. It is widely anticipated that public reporting under the Physician Payment Sunshine provisions will result in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, if the data reflected in our reports are found to be in violation of any of the Physician Payment Sunshine provisions or any other U.S. federal, state or local regulations that may apply, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the U.K. Bribery Act of 2010, or U.K. Bribery Act. As further discussed below, the U.K. Bribery Act applies to any company incorporated in or “carrying on business” in the U.K., irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside the U.K. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU member states also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the U.S. Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
Compliance with U.S. federal and state, EU and EU member state national laws that apply to pharmaceutical manufacturers is difficult and time consuming, and companies that violate these laws may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Three of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future. Such a challenge or any other challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2015. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The HRSA is currently expected to issue proposed regulations and guidance in 2015 that will address many aspects of the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, we are obligated to make our products available for procurement on an FSS contract and charge a price to four federal agencies - VA, U.S. Department of Defense, DoD, Public Health Service, and

Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. During 2014, Defitelio was launched in a number of European countries. We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are awaiting pricing and reimbursement approvals. If we experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, including France, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
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
Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates and since November 2013, CMS has been publishing final National Average Drug Acquisition Cost, or NADAC, data, which reflect retail community pharmacy invoice costs, on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of March 31, 2015, we had total indebtedness of approximately $1.5 billion, which included $893.1 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2012 and subsequently amended in June 2013 and January 2014, which we refer to as our credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014. Our debt may:

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
Our credit agreement provides for $904.4 million principal amount of term loans due in June 2018 and a $425.0 million revolving credit facility, with loans under such revolving credit facility due in June 2017, subject to early mandatory repayments under certain circumstances. The credit agreement contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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
To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.*
The scope of our business and operations has grown substantially since the beginning of 2012 through a series of transactions, including the Azur Merger, our acquisition of EUSA Pharma Inc. and the Gentium Acquisition. To continue to grow our business over the longer-term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
Our strategy includes the expansion of our business through the acquisition or in-licensing and development of additional marketed or product candidates that are in late-stage development. We cannot assure you that we will continue to identify attractive opportunities. Even if appropriate opportunities are available, in order to compete successfully to acquire attractive products or product candidates in the current business climate, we may have to pay higher prices for assets than may have been paid historically, and we may not have the financial resources necessary to pursue them. As a result, we may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In particular, our substantial indebtedness may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
As of March 31, 2015, we had recorded $1.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  As a result of the significance of intangible assets and goodwill, our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.

Our financial results could be adversely affected by foreign exchange fluctuations.
We have significant operations in Europe as well as in the United States, but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposures relate to our subsidiaries that have functional currencies denominated in the Euro and the British Pound. Exchange rates between the U.S. dollar and each of the Euro and British Pound are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. As we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. Given the volatility of exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.
Risks Relating to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
The market price for our ordinary shares has fluctuated significantly from time to time, varying between a high of $190.17 on March 19, 2015 and a low of $120.38 on May 9, 2014 during the period from January 1, 2014 through March 31, 2015. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. In addition, the stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our ordinary shares, regardless of our operating performance.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of May 1, 2015, we had 61,066,950 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interest in our company and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1 - January 31, 2015	38,281	$162.51	38,281	$15,123,992
February 1 - February 28, 2015	20,150	$167.32	20,150	$11,752,868
March 1 - March 31, 2015	4,400	$169.47	4,400	$11,007,293
Total	62,831	$164.54	62,831
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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

2.8
Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

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
10.1
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

Exhibit Number	Description of Document
10.2+	Offer Letter from Jazz Pharmaceuticals, Inc. to Karen Smith, M.D., Ph.D.
10.3+	Jazz Pharmaceuticals plc 2015 Executive Officer Compensation Arrangements.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: May 7, 2015

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

2.8
Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

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
10.1
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

Exhibit Number	Description of Document
10.2+	Offer Letter from Jazz Pharmaceuticals, Inc. to Karen Smith, M.D., Ph.D.
10.3+	Jazz Pharmaceuticals plc 2015 Executive Officer Compensation Arrangements.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.