Form 10-Q
period 2015-06-30
Jazz Pharmaceuticals plc
filed 2015-08-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2015, 61,339,267 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

We own or have rights to various copyrights, trademarks and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase® (asparaginase Erwinia chrysanthemi), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, FazaClo® (clozapine, USP) and LeukotacTM (inolimomab). This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$921,643	$684,042
Accounts receivable, net of allowances	193,647	186,371
Inventories	30,781	30,037
Prepaid expenses	26,250	12,800
Deferred tax assets, net	50,604	48,440
Other current assets	21,985	21,322
Assets held for sale	—	32,833
Total current assets	1,244,910	1,015,845
Property and equipment, net	80,428	58,363
Intangible assets, net	1,282,955	1,437,435
Goodwill	664,015	702,713
Deferred tax assets, net, non-current	73,280	75,494
Deferred financing costs	25,188	33,174
Other non-current assets	22,498	15,931
Total assets	$3,393,274	$3,338,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,409	$25,126
Accrued liabilities	146,053	164,091
Current portion of long-term debt	28,478	9,428
Income taxes payable	13,456	7,588
Deferred tax liability, net	9,438	9,430
Deferred revenue	1,330	1,138
Total current liabilities	225,164	216,801
Deferred revenue, non-current	3,930	4,499
Long-term debt, less current portion	1,337,986	1,333,000
Deferred tax liability, net, non-current	326,707	375,054
Other non-current liabilities	52,664	38,393
Commitments and contingencies (Note 8)
Shareholders’ equity:
Jazz Pharmaceuticals plc shareholders' equity
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,512,450	1,458,005
Accumulated other comprehensive loss	(248,042)	(122,097)
Retained earnings	181,828	34,704
Total Jazz Pharmaceuticals plc shareholders’ equity	1,446,768	1,371,144
Noncontrolling interests	55	64
Total shareholders’ equity	1,446,823	1,371,208
Total liabilities and shareholders’ equity	$3,393,274	$3,338,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$332,106	$289,100	$639,141	$534,086
Royalties and contract revenues	1,641	2,130	3,909	4,063
Total revenues	333,747	291,230	643,050	538,149
Operating expenses:
Cost of product sales (excluding amortization and impairment of intangible assets)	21,813	30,692	50,111	61,616
Selling, general and administrative	107,132	100,556	219,520	206,919
Research and development	27,833	20,090	55,014	38,199
Acquired in-process research and development	—	—	—	127,000
Intangible asset amortization	23,668	32,795	48,345	63,977
Impairment charges	—	32,806	—	32,806
Total operating expenses	180,446	216,939	372,990	530,517
Income from operations	153,301	74,291	270,060	7,632
Interest expense, net	(15,812)	(11,429)	(32,057)	(21,505)
Foreign currency gain (loss)	(1,914)	74	331	197
Loss on extinguishment and modification of debt	(16,815)	—	(16,815)	—
Income (loss) before income tax provision	118,760	62,936	221,519	(13,676)
Income tax provision	30,647	19,350	62,706	36,377
Net income (loss)	88,113	43,586	158,813	(50,053)
Net loss attributable to noncontrolling interests, net of tax	(1)	(73)	(1)	(1,062)
Net income (loss) attributable to Jazz Pharmaceuticals plc	$88,114	$43,659	$158,814	$(48,991)

Net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.44	$0.73	$2.60	$(0.83)
Diluted	$1.40	$0.70	$2.52	$(0.83)
Weighted-average ordinary shares used in calculating net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	61,190	59,519	60,998	59,025
Diluted	63,090	62,378	63,028	59,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$88,113	$43,586	$158,813	$(50,053)
Other comprehensive income (loss):
Foreign currency translation adjustments	30,544	(11,220)	(125,953)	3,796
Other comprehensive income (loss)	30,544	(11,220)	(125,953)	3,796
Total comprehensive income (loss)	118,657	32,366	32,860	(46,257)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1	(347)	(9)	(1,059)
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$118,656	$32,713	$32,869	$(45,198)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$158,813	$(50,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	48,345	63,977
Share-based compensation	44,119	32,367
Impairment charges	—	32,806
Depreciation	4,595	3,169
Acquired in-process research and development	—	127,000
Loss on disposal of property and equipment	46	—
Excess tax benefit from share-based compensation	—	(792)
Acquisition accounting inventory fair value step-up adjustments	—	10,477
Deferred income taxes	(16,873)	(18,598)
Provision for losses on accounts receivable and inventory	610	1,925
Loss on extinguishment and modification of debt	16,815	—
Other non-cash transactions	7,938	2,907
Changes in assets and liabilities:
Accounts receivable	(8,479)	(21,889)
Inventories	(1,849)	(3,302)
Prepaid expenses and other current assets	(13,676)	936
Other long-term assets	(6,658)	(3,365)
Accounts payable	2,129	(31,555)
Accrued liabilities	(18,135)	(821)
Income taxes payable	6,497	5,454
Deferred revenue	(382)	(557)
Contingent consideration	—	(14,900)
Other non-current liabilities	13,271	8,461
Net cash provided by operating activities	237,126	143,647
Investing activities
Net proceeds from sale of business	33,703	—
Purchases of property and equipment	(27,432)	(14,660)
Acquisitions, net of cash acquired	—	(828,676)
Acquisition of in-process research and development	—	(127,000)
Net cash provided by (used in) investing activities	6,271	(970,336)
Financing activities
Net proceeds from issuance of debt	901,003	636,355
Proceeds from employee equity incentive and purchase plans and exercise of warrants	26,730	31,642
Repayments of long-term debt	(895,402)	(4,804)
Payment of employee withholding taxes related to share-based awards	(16,679)	(10,551)
Share repurchases	(11,690)	(23,487)
Excess tax benefit from share-based compensation	—	792
Acquisition of noncontrolling interests	—	(136,640)
Payment of contingent consideration	—	(35,100)
Net cash provided by financing activities	3,962	458,207
Effect of exchange rates on cash and cash equivalents	(9,758)	233
Net increase (decrease) in cash and cash equivalents	237,601	(368,249)
Cash and cash equivalents, at beginning of period	684,042	636,504
Cash and cash equivalents, at end of period	$921,643	$268,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
Jazz Pharmaceuticals plc, a public limited company formed under the laws of Ireland, is an international biopharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing meaningful products that address unmet medical needs. We have a diverse portfolio of products and product candidates with a focus in the areas of sleep and hematology/oncology. In these areas, we market Xyrem® (sodium oxybate) oral solution and Erwinaze® (asparaginase Erwinia chrysanthemi) in the United States, and we market Erwinase® and Defitelio® (defibrotide) in countries outside the United States. Our strategy is to create shareholder value by:

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, for any other interim period or for any future period.
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
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three and six months ended June 30, 2015, net product sales of Xyrem were $247.8 million and $460.5 million, respectively, which represented 74.6% and 72.1% of total net product sales, respectively. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition or an alternative sodium oxybate product that competes with Xyrem, changed or increased regulatory restrictions, continued acceptance of Xyrem by physicians and patients, and any increase in restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors. Seven abbreviated new drug applications, or ANDAs, have been filed with the U.S. Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the first quarter of 2016. In addition, certain of the ANDA filers have challenged the validity of six patents covering the distribution system for Xyrem by filing petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. Furthermore, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We also expect to continue to face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. The parties have had regular interactions with respect to developing a single shared REMS since the initial meeting, and we expect the interactions to continue. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow one or more generic competitors to market a generic drug with a separate REMS that includes different, but comparable, elements to assure safe use, than those in our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license. In addition, the Federal Trade Commission, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act) or have engaged in other anticompetitive practices.
Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $46.2 million and $96.5 million, respectively, in the three and six months ended June 30, 2015, which represented 13.9% and 15.1% of total net product sales, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, as well as our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We have limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. As of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, or PBL, a limited liability company that is wholly-owned by the U.K. Secretary of State for Health. We are now working with PBL on matters related to Erwinaze supply. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product.

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
In furtherance of our growth strategy, we have made a significant investment in Defitelio/defibrotide. We added the product to our portfolio as a result of our acquisition of Gentium that closed in January 2014, or the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. During 2014, Defitelio was launched in a number of European countries. We have launched and expect to continue to launch Defitelio in additional European countries on a rolling basis in 2015 and are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
We are also engaged in activities related to the potential approval of defibrotide in the United States. In July 2015, we completed a rolling submission of a new drug application, or NDA, to the FDA for defibrotide for the treatment of hepatic veno-occlusive disease, or VOD, with evidence of multi-organ dysfunction following hematopoietic stem cell transplantation, or HSCT. We cannot predict whether our NDA will be accepted for filing or approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we have proposed. We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of VOD patients who are indicated for treatment with Defitelio/defibrotide (particularly if the FDA requires more narrow or restricted labeling than we have proposed), the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for additional indications. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Other risks and uncertainties related to our ability to execute on our strategy include: the challenges of achieving and maintaining commercial success of our products, such as obtaining sustained acceptance and support of our products by patients, physicians and payors; the risks and costs associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses with our historic business, the increase in geographic dispersion among our centers of operation, taking on the operation of a manufacturing plant as a result of the Gentium Acquisition and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions; the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials that we are conducting or that we plan to conduct for our product candidates; the inherent uncertainty associated with the regulatory approval process, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects; our potential inability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and possible restrictions on our ability and flexibility to pursue certain future corporate development and other opportunities as a result of our substantial outstanding debt obligations.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2015, five customers accounted for 88% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 70% of gross accounts receivable and IDIS Limited, or IDIS, which accounted for 8% of gross accounts receivable.  As of December 31, 2014, five customers accounted for 86% of gross accounts receivable, including Express Scripts, which accounted for 66% of gross accounts receivable, and IDIS, which accounted for 11% of gross accounts receivable.
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

Basic and diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Jazz Pharmaceuticals plc	$88,114	$43,659	$158,814	$(48,991)
Denominator:
Weighted-average ordinary shares used in calculating net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share - basic	61,190	59,519	60,998	59,025
Dilutive effect of employee equity incentive and purchase plans	1,900	2,293	2,030	—
Dilutive effect of warrants	—	566	—	—
Weighted-average ordinary shares used in calculating net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share - diluted	63,090	62,378	63,028	59,025

Net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.44	$0.73	$2.60	$(0.83)
Diluted	$1.40	$0.70	$2.52	$(0.83)
For the six months ended June 30, 2014, potentially dilutive ordinary shares from employee equity incentive and purchase plans and warrants were not included in the diluted net loss attributable to Jazz Pharmaceuticals plc per ordinary share because the inclusion of such shares would have an anti-dilutive effect.
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, warrants and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options and warrants, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share because the average price of our ordinary shares for the three and six months ended June 30, 2015 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
1.875% exchangeable senior notes due 2021	2,878	—	2,878	—
Options to purchase ordinary shares and RSUs	1,586	1,088	1,453	5,526
Warrants to purchase ordinary shares	—	—	—	928
Ordinary shares under ESPP	—	—	—	137
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, or ASU No. 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In July 2015, the FASB decided to defer by one year the effective date of ASU No. 2014-09 which will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. We are currently assessing our approach to the adoption of this standard and the potential impact on our results of operations and financial position.

2. Disposition
In March 2015, we sold certain products and the related business that we originally acquired as part of our acquisition of EUSA Pharma Inc. The purchase price for the products and related business was $34.0 million, subject to pre- and post-closing purchase price adjustments. We received approximately $33 million in cash after purchase price adjustments were made.
We recognized a loss on disposal of $0.2 million in the six months ended June 30, 2015 within selling, general and administrative expenses in our condensed consolidated statements of operations. The related assets met the assets held for sale criteria and were reclassified to assets held for sale as of December 31, 2014. Goodwill was allocated to these assets using the relative fair value method. We have determined that the disposition of these assets did not qualify for reporting as a discontinued operation, because the sale does not represent a strategic shift that has or will have a major effect on our operations and financial results.

3. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$243,964	$—	$—	$243,964	$243,964
Time deposits	677,679	—	—	677,679	677,679
Totals	$921,643	$—	$—	$921,643	$921,643

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$338,262	$—	$—	$338,262	$338,262
Time deposits	345,780	—	—	345,780	345,780
Totals	$684,042	$—	$—	$684,042	$684,042
Cash equivalents are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of operations.

The following table summarizes, by major security type, our available-for-sale securities as of June 30, 2015 and December 31, 2014 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2015		December 31, 2014
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$677,679	$677,679	$345,780	$345,780
As of June 30, 2015, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between the different levels of the fair value hierarchy in 2015 or in 2014.
As of June 30, 2015, the estimated fair value of our 2021 Notes was approximately $672 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and revolving credit facility and other borrowings were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).
As of December 31, 2014, assets measured at fair value on a non-recurring basis subsequent to initial recognition included assets classified as held for sale on the condensed consolidated balance sheet. The carrying amount of $32.8 million for assets held for sale was equal to estimated fair value, which was based on the sales price agreed less costs to sell, and represented a Level 3 input. We completed the sale of these assets in March 2015.

4. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,079	$3,570
Work in process	13,759	9,870
Finished goods	12,943	16,597
Total inventories	$30,781	$30,037

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2014	$702,713
Foreign exchange	(38,698)
Balance at June 30, 2015	$664,015

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2015				December 31, 2014
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.4	$1,337,015	$(280,529)	$1,056,486	$1,450,606	$(259,889)	$1,190,717
Manufacturing contracts	2.6	11,879	(4,279)	7,600	13,012	(3,060)	9,952
Trademarks	—	2,887	(2,887)	—	2,914	(2,896)	18
Total finite-lived intangible assets		1,351,781	(287,695)	1,064,086	1,466,532	(265,845)	1,200,687
Acquired IPR&D assets		218,869	—	218,869	236,748	—	236,748
Total intangible assets		$1,570,650	$(287,695)	$1,282,955	$1,703,280	$(265,845)	$1,437,435
The decrease in the gross carrying amount of intangible assets as of June 30, 2015 compared to December 31, 2014 reflects the negative impact of foreign currency translation adjustments, primarily due to the strengthening of the U.S. dollar against the euro.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2015, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2015 (remainder)	$47,863
2016	91,548
2017	91,548
2018	88,698
2019	88,477
Thereafter	655,952
Total	$1,064,086

6. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Construction-in-progress	$57,876	$37,145
Computer software	12,839	10,634
Computer equipment	10,332	7,670
Leasehold improvements	8,735	7,931
Machinery and equipment	5,750	6,408
Furniture and fixtures	2,350	2,220
Land and buildings	1,693	1,547
Subtotal	99,575	73,555
Less accumulated depreciation and amortization	(19,147)	(15,192)
Property and equipment, net	$80,428	$58,363

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Rebates and other sales deductions	$61,230	$51,899
Employee compensation and benefits	28,062	46,143
Royalties	10,293	7,964
Sales returns reserve	8,650	14,039
Professional fees	5,622	3,295
Accrued interest	4,656	10,327
Accrued construction-in-progress	3,387	4,931
Other	24,153	25,493
Total accrued liabilities	$146,053	$164,091

7. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2015	December 31, 2014
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(117,119)	(124,735)
1.875% exchangeable senior notes due 2021, net	457,881	450,265
Term loans	747,087	890,479
Borrowings under revolving credit facility	160,000	—
Other borrowings	1,496	1,684
Total debt	1,366,464	1,342,428
Less current portion	28,478	9,428
Total long-term debt	$1,337,986	$1,333,000
Credit Agreement
On June 18, 2015, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly owned subsidiaries, as borrowers, entered into a credit agreement, which we refer to as the June 2015 credit agreement, that provides for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the credit agreement that we entered into in June 2012, as subsequently amended, which we refer to as the 2012 credit agreement, and to pay related fees and expenses. The 2012 credit agreement was terminated upon repayment of the term loans outstanding thereunder.
Under the June 2015 credit agreement, the term loan matures on June 18, 2020 and the revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on June 18, 2020.
Borrowings under the June 2015 credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 1.25% per annum, based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio.
As of June 30, 2015, the interest rate on the term loan was 2.04% and the effective interest rate was 2.38%. As of June 30, 2015, we had drawn $160.0 million under the revolving credit facility and a further $1.1 million was committed for an outstanding letter of credit. As of June 30, 2015, the interest rate on borrowings under the revolving credit facility was 1.94%.
Jazz Pharmaceuticals plc and certain of our wholly-owned subsidiaries are borrowers under the June 2015 credit agreement. The borrowers’ obligations under the June 2015 credit agreement, and any hedging or cash management obligations entered into with a lender, are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of its subsidiaries (including the issuer of the 2021 Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.

We may make voluntary prepayments of principal at any time without payment of a premium. We are required to make mandatory prepayments of the term loan (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), and (3) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).
Principal repayments of the term loan, which are due quarterly, will begin in December 2015 and are equal to 5.0% per annum of the original principal amount of $750.0 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The June 2015 credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to (a) not exceed a maximum secured net leverage ratio or (b) not fall below a cash interest coverage ratio. We were, as of June 30, 2015, and are currently in compliance with these financial covenants.
In connection with our entry into the June 2015 credit agreement and termination of the 2012 credit agreement, we recorded a loss on extinguishment and modification of debt of $16.8 million, which was comprised of $16.0 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $0.8 million related to new third party fees associated with modified debt.
Exchangeable Senior Notes
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
As of June 30, 2015, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2015 (remainder)	$9,684
2016	37,855
2017	42,547
2018	61,169
2019	79,791
Thereafter	1,255,450
Total	$1,486,496

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2015 and December 31, 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases as of June 30, 2015 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2015 (remainder)	$5,631
2016	11,434
2017	12,267
2018	7,803
2019	7,192
Thereafter	73,273
Total	$117,600
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. The lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of five years each. We are obligated to make lease payments totaling approximately $88 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of June 30, 2015, we recorded project construction costs of $2.0 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. Rent expense of $0.5 million and $0.9 million associated with the ground lease during construction was recognized in the condensed consolidated statements of operations in the three and six months ended June 30, 2015, respectively.
In April 2015, we amended an existing operating sublease for office space in Palo Alto, California for additional office space and extended the term of this sublease to December 2017. As a result of the amendment, we are obligated to make additional lease payments of approximately $10 million. We also obtained an option to extend the term of the sublease twice for a period of one year each.
As of June 30, 2015, we had $36.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
In December 2013, the District Court permitted Roxane to amend its answer in the Roxane consolidated case to allege additional equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the Roxane consolidated case regarding patents related to the distribution system for Xyrem. Although no trial date has been scheduled, based on the District Court’s current schedule, we anticipate that trial on the patents in the Roxane consolidated case that are not subject to the stay could occur as early as the first quarter of 2016. We do not have any estimate of a possible trial date for trial on the patents in the Roxane consolidated case that are currently subject to the stay. The actual timing of events in this litigation may be significantly earlier or later than we currently anticipate, and we cannot predict the specific timing or outcome of events in this litigation.
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
In January 2015, Amneal, Ranbaxy and Watson proposed the consolidation of their respective cases and a consolidated schedule to the District Court, while Par sought its own proposed schedule with the District Court, notwithstanding the prior consolidation of portions of the Par and Amneal cases. In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case, the Amneal/Par/Ranbaxy/Watson consolidated case. Under a related scheduling order issued in March 2015, the District Court would hold a Markman hearing for the Amneal/Par/Ranbaxy/Watson consolidated case no earlier than January 2016. We cannot predict the timing or outcome of events in the Amneal/Par/Ranbaxy/Watson consolidated case or their impact on other ongoing proceedings with any ANDA filer.
On March 23, 2015, March 25, 2015, March 26, 2015 and April 16, 2015, we received an additional notice of Paragraph IV Certification from each of Par, Amneal, Ranbaxy and Roxane, respectively, regarding a newly issued method of treatment patent for Xyrem listed in the Orange Book. We filed additional lawsuits against Par, Amneal and Ranbaxy in the District Court on May 7, 2015 and against Roxane on June 1, 2015, alleging that this patent is infringed or will be infringed by Par’s, Amneal’s, Ranbaxy’s and Roxane’s ANDAs and seeking a permanent injunction to prevent each of these parties from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in these matters or their impact on other ongoing proceedings with any ANDA filer.
On May 14, 2015, we received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book. On June 26, 2015, we filed a lawsuit against Watson in the District Court, alleging that two of our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Wockhardt’s Paragraph IV Certification alleged that 15 patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Wockhardt’s proposed generic product. On July 17, 2015, we filed a lawsuit in the District Court alleging that 17 of our patents covering Xyrem are or will be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On July 23, 2015, we received a Paragraph IV Certification from Lupin Inc., or Lupin, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Lupin’s Paragraph IV Certification alleged that 16 patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Lupin’s proposed generic product. We are evaluating initiation of litigation against Lupin. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
Also on July 23, 2015, we received an additional notice of Paragraph IV Certification from Amneal regarding a newly issued patent for Xyrem listed in the Orange Book. We expect to file a lawsuit against Amneal in the District Court alleging that our patent is or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
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
In January 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In July 2015, we filed a preliminary response to this petition, opposing the petition and stating reasons that review should not be granted. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma (prior to the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma) received notices of Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD commenced in May 2015. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. Teva has also exercised its option for supply of an authorized generic product for FazaClo HD. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. On December 19, 2014, we and CIMA entered into an agreement with Novel settling the patent litigation against Novel, and we granted Novel a patent sublicense to manufacture, market and sell its generic version of FazaClo LD and, if applicable, FazaClo HD. Novel’s launch date will be May 1, 2017, or earlier upon the occurrence of certain events. On July 13, 2015, we entered into an agreement with Mylan settling the patent litigation against Mylan, and we granted Mylan a patent sublicense to manufacture, market, and sell its generic versions of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product upon the occurrence of certain events. Mylan’s launch date will be May 1, 2016 for FazaClo LD and May 1, 2017 for FazaClo HD, or earlier depending upon the occurrence of certain events.
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

Other Contingencies
We have not previously submitted pricing data for two radiopharmaceutical products, Quadramet® (samarium sm 153 lexidronam injection) and ProstaScint® (capromab pendetide), for Medicaid and the Public Health Service’s 340B drug pricing discount program.  We engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products. In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet. We sold Quadramet to a third party in December 2013, but we retained any liabilities related to sales of the product during prior periods. Similarly, we sold ProstaScint to a third party in May 2015, but we retained any liabilities related to sales of the product during prior periods. We are currently unable to predict whether price reporting and rebates will be required for Quadramet and ProstaScint and, if so, for what period they will be required. The initiation of any reporting of Medicaid pricing data for Quadramet or ProstaScint could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a potential contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2015	$1,371,144	$64	$1,371,208
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	26,730	—	26,730
Employee withholding taxes related to share-based awards	(16,679)	—	(16,679)
Share-based compensation	44,394	—	44,394
Shares repurchased	(11,690)	—	(11,690)
Other comprehensive loss	(125,945)	(8)	(125,953)
Net income	158,814	(1)	158,813
Shareholders' equity at June 30, 2015	$1,446,768	$55	$1,446,823

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2014	$1,295,534	$—	$1,295,534
Noncontrolling interests from the Gentium Acquisition	—	136,578	136,578
Acquisition of noncontrolling interests	(1,517)	(135,123)	(136,640)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans and warrant exercises	31,642	—	31,642
Employee withholding taxes related to share-based awards	(10,551)	—	(10,551)
Share-based compensation	32,476	—	32,476
Tax benefit from employee share options	792	—	792
Shares repurchased	(23,487)		(23,487)
Other comprehensive income	3,793	3	3,796
Net loss	(48,991)	(1,062)	(50,053)
Shareholders' equity at June 30, 2014	$1,279,691	$396	$1,280,087
 Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In the six months ended June 30, 2015, we spent a total of $11.7 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $165.05 per share. All ordinary shares repurchased by us were canceled. As of June 30, 2015, the remaining amount authorized under the share repurchase program was $9.7 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss attributable to Jazz Pharmaceuticals plc as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(122,097)	$(122,097)
Other comprehensive loss	(125,945)	(125,945)
Balance at June 30, 2015	$(248,042)	$(248,042)
During the six months ended June 30, 2015, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the strengthening of the U.S. dollar against the euro.

10. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Xyrem® (sodium oxybate) oral solution	$247,846	$191,366	$460,536	$351,744
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	46,151	47,869	96,504	94,789
Defitelio® (defibrotide)/defibrotide	15,257	20,244	32,620	32,453
Prialt® (ziconotide) intrathecal infusion	7,138	5,831	13,902	10,140
Psychiatry	9,372	11,732	18,465	21,598
Other	6,342	12,058	17,114	23,362
Product sales, net	332,106	289,100	639,141	534,086
Royalties and contract revenues	1,641	2,130	3,909	4,063
Total revenues	$333,747	$291,230	$643,050	$538,149
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$302,564	$247,525	$571,811	$462,481
Europe	24,125	30,687	56,760	55,030
All other	7,058	13,018	14,479	20,638
Total revenues	$333,747	$291,230	$643,050	$538,149
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Express Scripts	74%	65%	71%	65%
Accredo Health Group, Inc.	11%	13%	12%	14%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	June 30, 2015	December 31, 2014
Ireland	$57,763	$37,775
United States	11,976	9,795
Italy	8,318	8,462
Other	2,371	2,331
Total long-lived assets	$80,428	$58,363

11. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative	$18,662	$14,042	$35,301	$25,217
Research and development	3,866	3,226	7,351	5,685
Cost of product sales	772	1,284	1,467	1,465
Total share-based compensation expense, pre-tax	23,300	18,552	44,119	32,367
Tax benefit from share-based compensation expense	(6,910)	(5,416)	(13,064)	(9,702)
Total share-based compensation expense, net of tax	$16,390	$13,136	$31,055	$22,665
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares underlying options granted (in thousands)	70	101	950	807
Grant date fair value	$58.57	$53.26	$57.57	$61.85
Black-Scholes option pricing model assumption information:
Volatility	39%	45%	39%	46%
Expected term (years)	4.2	4.3	4.2	4.3
Range of risk-free rates	1.1-1.4%	1.3-1.4%	1.1-1.4%	1.1-1.4%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RSUs granted (in thousands)	27	51	365	392
Grant date fair value	$177.71	$141.36	$174.79	$162.48

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period of four years.
As of June 30, 2015, compensation cost not yet recognized related to unvested share options and RSUs was $90.6 million and $101.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.4 years, respectively.

12. Restructuring
In the fourth quarter of 2014, we incurred severance costs for terminated employees in connection with our decision to discontinue sales representative-led promotion of our psychiatry products starting in 2015. In addition, we initiated a restructuring plan related to the consolidation of our U.K. office locations and incurred costs of severance for terminated employees and facility closure costs in connection with this plan. The one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits. We recorded costs related to these one-time termination benefits of $0.4 million in the six months ended June 30, 2015 within selling, general and administrative expenses in our condensed consolidated statements of operations. Facility closure costs of $0.2 million incurred in the six months ended June 30, 2015 were recorded within selling, general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2015, we had incurred total termination benefit and facility closure costs of $2.2 million and $0.3 million, respectively, in connection with these plans. We do not expect to incur additional termination benefit or facility closure costs in connection with these plans.
The following table summarizes the amounts related to restructuring through June 30, 2015 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2014	$1,823	$118	$1,941
Costs incurred during the period	381	172	553
Cash payments	(2,204)	(290)	(2,494)
Balance at June 30, 2015	$—	$—	$—
The balance as of December 31, 2014 was included within accrued liabilities in our condensed consolidated balance sheets.

13. Income Taxes
Our income tax provision for the three and six months ended June 30, 2015 was $30.6 million and $62.7 million, respectively, compared to $19.4 million and $36.4 million for the same periods in 2014. Our effective tax rates for the three months ended June 30, 2015 and 2014 were 25.8% and 30.7%, respectively. Our effective tax rate for the six months ended June 30, 2015 was 28.3%. After adjusting the loss before income tax provision for the six months ended June 30, 2014 by excluding upfront and milestone payments of $127.0 million for rights to JZP-110, which were acquired by our subsidiary in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for the six months ended June 30, 2014 was 32.1%. The decrease in the effective tax rates was primarily due to changes in income mix among the various jurisdictions in which we operate, increased originating tax credits and increased deductions available in relation to subsidiary equity. The effective tax rates for the three and six months ended June 30, 2015 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
In the three and six months ended June 30, 2015, our total net product sales increased by 15% and 20%, respectively, compared to the same periods in 2014, primarily due to increases in Xyrem product sales. Total net product sales are expected to increase in 2015 over 2014, primarily due to anticipated growth in sales of our lead marketed products. For additional information regarding our net product sales, see “—Results of Operations.”
On February 27, 2015, the FDA notified Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, of (i) the FDA’s approval of the risk evaluation and mitigation strategy, or REMS, for Xyrem in the form submitted by us in November 2014, which includes provisions requiring distribution through a single pharmacy, and (ii) the FDA’s denial of our dispute resolution appeal as moot as a result of approval of the Xyrem REMS. We expect to implement the final approved Xyrem REMS by late August 2015 and to submit ongoing assessments, in each case as set forth in the FDA’s Xyrem REMS approval notice.
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
During 2014, Defitelio was launched in a number of European countries. We have launched and expect to continue to launch the product in additional European countries on a rolling basis in 2015 and are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. Defibrotide has been, and continues to be, provided to patients where it is not commercially available through an expanded access treatment protocol that is open under an investigational new drug application in the United States and on a named patient basis elsewhere. In July 2015, we completed a rolling submission of a new drug application, or NDA, to the FDA for defibrotide for the treatment of VOD with evidence of multi-organ dysfunction following HSCT.
We continue to execute on our research and development activities, which include clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas. A summary of the status of our development pipeline activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	EDS in narcolepsy	Phase 3 clinical trial initiated in the second quarter of 2015
	EDS in obstructive sleep apnea, or OSA	Two Phase 3 clinical trials initiated in the second quarter of 2015
JZP-386	EDS in narcolepsy	Phase 1 clinical trials completed
Xyrem	Cataplexy in narcolepsy in children and adolescents	Phase 3 clinical trial initiated in the fourth quarter of 2014
Hematology/Oncology
Defibrotide	VOD with evidence of multi-organ dysfunction following HSCT	Rolling submission of NDA to the FDA completed in July 2015
JZP-416	ALL	Phase 1 clinical trial in Europe completed; enrollment suspended in pivotal Phase 2 clinical trial in North America in first quarter of 2015
LeukotacTM	Steroid refractory acute graft vs. host disease, or GvHD	Phase 3 clinical trial completed in the second quarter of 2015
In the sleep area, we have ongoing and planned clinical studies for our product and product candidates, including the following:

•
JZP-110. JZP-110 is a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy and EDS in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We initiated patient enrollment in our Phase 3 clinical program in the second quarter of 2015. We are conducting one Phase 3 clinical trial in patients with EDS associated with narcolepsy and two Phase 3 clinical trials in patients with EDS associated with OSA. Approximately 880 patients are expected to be enrolled in these three trials in the aggregate. In addition, we are evaluating the long-term safety of JZP-110 in an open label extension trial and expect to enroll up to 450 patients from two of our Phase 3 clinical trials in this extension trial.

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

•
Defibrotide. We are engaged in activities related to the potential approval of defibrotide in the United States. In July 2015, we completed a rolling submission of an NDA to the FDA for defibrotide for the treatment of VOD with evidence of multi-organ dysfunction following HSCT. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in additional indications.

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

•
Leukotac. We recently completed a Phase 3 clinical trial in Europe of Leukotac (inolimomab), an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute GvHD. We expect to begin data analysis in the third quarter of 2015.

In the second quarter of 2014, we initiated a pharmacokinetics study in Phase 2 to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase. We terminated this trial in the second quarter of 2015 based on an inability to enroll patients.
For 2015 and beyond, we expect that our research and development expenses will increase substantially from historical levels, particularly as we conduct late stage clinical trials and related development work and potentially acquire rights to additional product candidates.
Over the past two years, we have made targeted investments to strengthen our operational capabilities to support our lead marketed products and product candidates in our primary therapeutic areas. During 2014, we reorganized our operations in Europe to focus on our hematology/oncology therapeutic area following our acquisition of Gentium S.p.A. in January 2014, or the Gentium Acquisition, and streamlined our U.S. commercial operations to devote more resources to our lead marketed products. In March 2015, we sold certain products and the related business that we acquired as part of our acquisition of EUSA Pharma Inc., or the EUSA Acquisition, to allow us to focus our European commercial operations on Erwinase and Defitelio. In the Gentium Acquisition, we acquired a manufacturing facility located in Italy that produces active pharmaceutical ingredients, including defibrotide. We are also nearing completion of construction of a manufacturing and development facility in Ireland.
On June 18, 2015, we entered into a credit agreement, which we refer to as the June 2015 credit agreement, and terminated the credit agreement that we entered into in June 2012, as subsequently amended, which we refer to as the 2012 credit agreement. The June 2015 credit agreement provides for a five-year $750.0 million principal amount term loan, which was drawn in full at closing, and a five-year $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the 2012 credit agreement and to pay related fees and expenses. Borrowings under the June 2015 credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 1.25% per annum, based upon our secured leverage ratio.
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy in 2015. For example, our financial results remain significantly influenced by sales of Xyrem, which accounted for 74.6% and 72.1% of our net product sales in the three and six months ended June 30, 2015, respectively, and 67.0% of our net product sales for the year ended December 31, 2014. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, seven abbreviated new drug applications, or ANDAs, have been filed with the FDA by third parties seeking to market generic versions of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the first quarter of 2016. In addition, certain of the ANDA filers have challenged the validity of six patents covering the distribution system for Xyrem by filing petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. Furthermore, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In July 2015, we filed a preliminary response to this petition, opposing the petition and stating reasons that review should not be granted. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We also expect to continue to face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors. In January 2014, the FDA held an initial meeting with us and the then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. The parties have had regular interactions with respect to developing a single shared REMS since the initial meeting, and we expect the interactions to continue. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow one or more generic competitors to market a generic drug with a separate REMS that includes different, but comparable, elements to assure safe use, or ETASU, than those in our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license. In addition, the Federal Trade Commission, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act) or have engaged in other anticompetitive practices.
Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 13.9% and 15.1% of our total net product sales in the three and six months ended June 30, 2015, respectively, and 17.2% of our total net product sales for the year ended December 31, 2014. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We have limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. As of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, or PBL, a limited liability company that is wholly owned by the U.K. Secretary of State for Health. We are now working with PBL on matters related to Erwinaze supply. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
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
We cannot predict whether our NDA submission for defibrotide in the United States will be accepted for filing or approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we have proposed. We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of VOD patients who are indicated for treatment with Defitelio/defibrotide (particularly if the FDA requires more narrow or restricted labeling than we have proposed), the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for additional indications. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

•
the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials that we are conducting or that we plan to conduct for our product candidates;

•
the inherent uncertainty associated with the regulatory approval process, especially as we continue to undertake increased activities and make growing investment in our product pipeline development projects;

•	our potential inability to identify and acquire, in-license or develop additional products or product candidates to grow our business; and

•	possible restrictions on our ability and flexibility to pursue certain future corporate development and other opportunities as a result of our substantial outstanding debt obligations.
All of these risks are discussed in greater detail, along with other risks, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents revenues and expenses for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2015	2014 (1)	(Decrease)	2015	2014 (1)	(Decrease)
Product sales, net	$332,106	$289,100	15%	$639,141	$534,086	20%
Royalties and contract revenues	1,641	2,130	(23)%	3,909	4,063	(4)%
Cost of product sales (excluding amortization and impairment of intangible assets)	21,813	30,692	(29)%	50,111	61,616	(19)%
Selling, general and administrative	107,132	100,556	7%	219,520	206,919	6%
Research and development	27,833	20,090	39%	55,014	38,199	44%
Acquired in-process research and development	—	—	—%	—	127,000	N/A(2)
Intangible asset amortization	23,668	32,795	(28)%	48,345	63,977	(24)%
Impairment charges	—	32,806	N/A(2)	—	32,806	N/A(2)
Interest expense, net	15,812	11,429	38%	32,057	21,505	49%
Foreign currency (gain) loss	1,914	(74)	N/A(2)	(331)	(197)	68%
Loss on extinguishment and modification of debt	16,815	—	N/A(2)	16,815	—	N/A(2)
Income tax provision	30,647	19,350	58%	62,706	36,377	72%
Net loss attributable to noncontrolling interests, net of tax	1	73	(99)%	1	1,062	(100)%
_____________________________

(1)	Our financial results include the financial results of the historic Gentium business following the closing of the Gentium Acquisition on January 23, 2014.

(2)	Comparison to prior period not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2015	2014	(Decrease)	2015	2014	(Decrease)
Xyrem® (sodium oxybate) oral solution	$247,846	$191,366	30%	$460,536	$351,744	31%
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	46,151	47,869	(4)%	96,504	94,789	2%
Defitelio® (defibrotide)/defibrotide	15,257	20,244	(25)%	32,620	32,453	1%
Prialt® (ziconotide) intrathecal infusion	7,138	5,831	22%	13,902	10,140	37%
Psychiatry	9,372	11,732	(20)%	18,465	21,598	(15)%
Other	6,342	12,058	(47)%	17,114	23,362	(27)%
Product sales, net	332,106	289,100	15%	639,141	534,086	20%
Royalties and contract revenues	1,641	2,130	(23)%	3,909	4,063	(4)%
Total revenues	$333,747	$291,230	15%	$643,050	$538,149	19%
Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2015 compared to the same period in 2014, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  Price increases were instituted in August 2014 and February 2015 based on market analyses. Xyrem product sales volume increased by 7% and 10% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The sales volume increase was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who have restarted Xyrem therapy and active patients who remained on Xyrem therapy. Erwinaze product sales decreased slightly in the three months ended June 30, 2015 compared to the same period in 2014, primarily due to higher chargebacks and rebates resulting from increased utilization under the 340B drug pricing discount and Medicaid programs and a change in distributors near the end of the second quarter, partially offset by increases in average net selling prices and sales volumes. Erwinaze product sales increased slightly in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to increases in sales volumes and average net selling prices, partially offset by higher chargebacks and rebates resulting from increased utilization under the 340B drug pricing discount and Medicaid programs. The sales volume increase was driven primarily by existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase and, to a lesser extent, a growth in new treatment sites prescribing Erwinaze. Defitelio/defibrotide product sales decreased in the three months ended June 30, 2015 compared to the same period in 2014, primarily due to the impact of foreign exchange rates on sales made in euro and the discontinuation of the cost recovery program in the U.S. in July 2014. Defitelio/defibrotide product sales increased slightly in the six months ended June 30, 2015 compared to the period beginning from the closing of the Gentium Acquisition on January 23, 2014 to June 30, 2014, primarily due to higher volumes and average net selling prices, partially offset by the impact of foreign exchange rates on sales made in euro and the discontinuation of the cost recovery program in the U.S. On a pro forma basis, Defitelio/defibrotide product sales decreased in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the impact of foreign exchange rates on sales made in euro and the discontinuation of the U.S. cost recovery program, partially offset by higher average net selling prices and sales volumes. In July 2014, we ceased our cost recovery program, and since then, patients in the U.S. receive defibrotide at no cost through an expanded access program. Prialt product sales increased in the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to an increase in sales volumes. Psychiatry product sales decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to generic competition. Other sales decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to our sale of certain products and the related business that we acquired as part of the EUSA Acquisition. We expect total product sales will increase in 2015 over 2014, primarily due to anticipated growth in sales of our lead marketed products, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014. We expect royalties and contract revenues in 2015 to be lower than 2014 due to a milestone payment of $2.0 million that we received in 2014.

Cost of Product Sales
Cost of product sales decreased in the three months ended June 30, 2015 compared to the same period in 2014, primarily due to a change in product mix, and to a lesser extent, acquisition accounting inventory fair value step-up adjustments of $2.5 million in the three months ended June 30, 2014, partially offset by an increase in net product sales. Cost of product sales decreased in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to acquisition accounting inventory fair value step-up adjustments of $10.5 million in the six months ended June 30, 2014, partially offset by an increase in net product sales. Gross margin as a percentage of net product sales was 93.4% and 92.2% in the three and six months ended June 30, 2015, respectively, compared to 89.4% and 88.5% for the same periods in 2014. The increase in our gross margin percentage was primarily due to a change in product mix and, to a lesser extent, a decrease in acquisition accounting inventory fair value step-up adjustments. We expect our gross margin as a percentage of net product sales in 2015 to be slightly higher than in 2014, primarily due to a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2015 compared to the same period in 2014, primarily due to an increase in compensation-related expenses of $6.7 million driven by higher headcount and an increase in other expenses of $4.7 million related to the expansion of our business, partially offset by a decrease in transaction and integration expenses of $4.8 million. Selling, general and administrative expenses increased in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to an increase in compensation-related expenses of $18.0 million driven by higher headcount and an increase in other expenses of $16.9 million related to the expansion of our business, partially offset by a decrease in transaction and integration expenses of $22.3 million. We expect that selling, general and administrative expenses will increase in 2015 compared to 2014, primarily due to higher headcount to support our larger, global organization, increases in direct marketing spend and support of our lead marketed products, increases in professional services expenses and costs of preparing for a potential launch of defibrotide in the United States.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Clinical studies and outside services	$16,010	$9,246	$31,313	$18,752
Personnel expenses	9,746	8,249	19,854	15,965
Other	2,077	2,595	3,847	3,482
Total	$27,833	$20,090	$55,014	$38,199
Research and development expenses increased by $7.7 million and $16.8 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to increased clinical studies and outside services costs of $6.8 million and $12.6 million in the three and six months ended June 30, 2015, respectively, as a result of higher costs incurred to develop our sleep and hematology/oncology product candidates, primarily related to JZP-110, as well as increased costs related to development programs for defibrotide. Personnel expenses increased by $1.5 million and $3.9 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to salary and benefit-related expenses (including share-based compensation) in support of our development programs.

For 2015 and beyond, we expect that our research and development expenses will continue to increase substantially from historical levels due to planned clinical trials and development work. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial condition, results of operations and growth prospects can be found in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
Acquired In-Process Research and Development
In the first half of 2014, we acquired the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia, for an upfront payment of $125.0 million. We also paid a $2.0 million milestone which was triggered on assignment of the JZP-110 rights to us.
Intangible Asset Amortization
Intangible asset amortization decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to the cessation of amortization on intangible assets classified as assets held for sale as of December 31, 2014 and certain other intangible assets that were fully amortized in 2014. As a result, we expect intangible asset amortization to decrease in 2015 compared to 2014.
Impairment Charges
In the three and six months ended June 30, 2014, we recorded an impairment charge of $32.8 million on acquired developed technologies related to certain products acquired as part of the EUSA Acquisition. Sales of these products were reported under “Other” products.
Interest Expense, Net
Interest expense, net increased by $4.4 million and $10.6 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to a larger debt balance. In August 2014, we issued $575.0 million principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which remained outstanding at June 30, 2015. On June 18, 2015, we entered into the June 2015 credit agreement, which provides for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the 2012 credit agreement and to pay related fees and expenses. As a result of this refinancing, we reduced the interest rate on our term loan and revolving credit facility borrowings and extended the maturity date of our term loan and revolving credit facility from June 2018 and June 2017, respectively, to June 2020. We expect interest expense to be higher in 2015 compared to 2014 due to the increase in our debt balance and the amortization of the debt discount on the 2021 Notes, partially offset by the reduction in interest rates on borrowings under the June 2015 credit agreement as compared to the 2012 credit agreement.
Foreign Currency (Gain) Loss
The foreign currency (gain) loss in the three and six months ended June 30, 2015 primarily related to the translation of euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Loss on Extinguishment and Modification of Debt
In the three and six months ended June 30, 2015, we recorded a loss of $16.8 million in connection with a refinancing of our term loan and revolving credit facilities in June 2015, which was comprised of $16.0 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $0.8 million related to new third party fees associated with the modification of existing debt.

Income Tax Provision
Our income tax provision for the three and six months ended June 30, 2015 was $30.6 million and $62.7 million, respectively, compared to $19.4 million and $36.4 million for the same periods in 2014. Our effective tax rates for the three months ended June 30, 2015 and 2014 were 25.8% and 30.7%, respectively. Our effective tax rate for the six months ended June 30, 2015 was 28.3%. After adjusting the loss before income tax provision for the six months ended June 30, 2014 by excluding upfront and milestone payments of $127.0 million for rights to JZP-110, which were acquired by our subsidiary in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for the six months ended June 30, 2014 was 32.1%. The decrease in the effective tax rates was primarily due to changes in income mix among the various jurisdictions in which we operate, increased originating tax credits and increased deductions available in relation to subsidiary equity. The effective tax rates for the three and six months ended June 30, 2015 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Net Loss Attributable to Noncontrolling Interests, Net of Tax
Net loss attributable to noncontrolling interests, net of tax relates to the portion of the net loss of Gentium not attributable, directly or indirectly, to our ownership interest.

Non-GAAP Financial Measures
To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP financial measures; and we have ceased, and may in the future cease, to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. In this regard, beginning with the first quarter of 2015, we no longer include an adjustment for depreciation expense in our non-GAAP financial measures. For purposes of comparability, non-GAAP adjusted financial measures for 2014 do not include an adjustment for depreciation expense. In addition, because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures used in this Quarterly Report on Form 10-Q may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. In the table below, adjusted net income measures attributable to Jazz Pharmaceuticals plc (and the related per share measures) exclude from GAAP net income (loss) attributable to Jazz Pharmaceuticals plc (and the related per share measures), as applicable, intangible asset amortization, share-based compensation expense, restructuring charges, transaction and integration costs, acquired in-process research and development expenses, impairment charges, acquisition accounting inventory fair value step-up adjustments, non-cash interest expense and loss on extinguishment and modification of debt; adjust the income tax provision to the estimated amount of taxes payable in cash; and adjust for the amount attributable to noncontrolling interests.

Reconciliations of GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc	$88,114	$43,659	$158,814	$(48,991)
Intangible asset amortization	23,668	32,795	48,345	63,977
Share-based compensation expense	23,300	18,552	44,119	32,367
Restructuring charges	—	—	553	—
Transaction and integration costs	—	4,907	155	22,640
Acquired in-process research and development	—	—	—	127,000
Impairment charges	—	32,806	—	32,806
Acquisition accounting inventory fair value step-up adjustments	—	2,455	—	10,477
Non-cash interest expense	6,032	1,900	12,048	3,538
Loss on extinguishment and modification of debt	16,815	—	16,815	—
Income tax adjustments (2)	(5,748)	(10,900)	(3,600)	(16,844)
Adjustments for amount attributable to noncontrolling interests (3)	(2)	(244)	(2)	(1,502)
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc	$152,179	$125,930	$277,247	$225,468

GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share	$1.40	$0.70	$2.52	$(0.83)
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share	$2.41	$2.02	$4.40	$3.61
Shares used in computing GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share amounts	63,090	62,378	63,028	59,025
Shares used in computing non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share amounts	63,090	62,378	63,028	62,451
_____________________________

(1)	For purposes of comparability with our 2015 presentation, non-GAAP adjusted financial measures for 2014 do not include an adjustment for depreciation expense.

(2)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(3)	The noncontrolling interests’ share of the above adjustments, as applicable.

Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $921.6 million, borrowing availability under our revolving credit facility of $588.9 million and long-term debt of $1.5 billion. Our long-term debt included our $750.0 million aggregate principal amount term loan, $575.0 million principal amount of the 2021 Notes, borrowings under our revolving credit facility of $160.0 million and other borrowings of $1.5 million. We generated cash flows from operations of $237.1 million during the six months ended June 30, 2015 and we expect to continue to generate positive cash flows from operations during 2015.
On June 18, 2015, we entered into the June 2015 credit agreement and terminated our 2012 credit agreement. The June 2015 credit agreement provides for a five-year $750.0 million principal amount term loan, which was drawn in full at closing, and a five-year $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the 2012 credit agreement and to pay related fees and expenses. We expect to use future loans under the new revolving credit facility, if any, for general corporate purposes, including potential business development activities.

In March 2015, we sold certain products and the related business that we originally acquired as part of the EUSA Acquisition. The purchase price for the products and related business was $34.0 million, subject to pre- and post-closing purchase price adjustments. We received approximately $33 million in cash after purchase price adjustments were made.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future, including our obligations under the June 2015 credit agreement. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or continue the expansion of our existing operations, such as the construction and opening of a manufacturing and development facility in Ireland announced in February 2014, in which we expect to invest a total of approximately €45 to €50 million. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies, to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under the June 2015 credit agreement could be required for certain financings.
In May 2013, our board of directors authorized a share repurchase program pursuant to which we may repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In the six months ended June 30, 2015, we spent a total of $11.7 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $165.05 per share. All ordinary shares repurchased by us were canceled. As of June 30, 2015, the remaining amount authorized under the share repurchase program was $9.7 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$237,126	$143,647
Net cash provided by (used in) investing activities	6,271	(970,336)
Net cash provided by financing activities	3,962	458,207
Effect of exchange rates on cash and cash equivalents	(9,758)	233
Net increase (decrease) in cash and cash equivalents	$237,601	$(368,249)
Net cash provided by operating activities of $237.1 million for the six months ended June 30, 2015 related to net income of $158.8 million, adjusted for non-cash items of $105.6 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $27.3 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $13.3 million in our other non-current liabilities primarily relating to reserves for uncertain tax positions, an increase of $13.7 million in our prepaid expenses primarily due to upfront payments to a clinical research organization and a decrease in accrued liabilities of $18.1 million primarily driven by employee-related expenses, partially offset by an increase in income taxes payable. Net cash provided by operating activities of $143.6 million for the six months ended June 30, 2014 related to a net loss of $50.1 million, adjusted for upfront and milestone payments of $127.0 million in respect of our acquisition of rights to JZP-110 and non-cash items of $128.2 million primarily related to intangible asset amortization, impairment charges, share-based compensation expense and acquisition accounting inventory fair value step-up adjustments. This was partially offset by $61.5 million of net cash outflow related to changes in operating assets and liabilities which included a decrease of $31.6 million in our accounts payable primarily due to the payment of transaction costs arising from the Gentium Acquisition and $14.9 million in respect of the payment of the contingent consideration following the EUSA Acquisition.
Net cash provided by investing activities for the six months ended June 30, 2015 primarily related to net proceeds of $33.7 million from the sale of certain products and the related business that we originally acquired as part of the EUSA Acquisition, partially offset by purchases of property and equipment of $27.4 million primarily related to the construction of a manufacturing and development facility in Ireland. Net cash used in investing activities for the six months ended June 30, 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and, to a lesser extent, purchases of property and equipment.
Net cash provided by financing activities for the six months ended June 30, 2015 primarily related to borrowings totaling $901.0 million under the June 2015 credit agreement, proceeds of $26.7 million from employee equity incentive and purchase plans, offset by a repayment of $895.4 million for the principal amount outstanding of term loans under the 2012 credit agreement, payment of employee withholding taxes of $16.7 million related to share-based awards and $11.7 million used to repurchase our ordinary shares under our share repurchase program. Net cash provided by financing activities for the six months ended June 30, 2014 primarily related to net proceeds of $636.4 million from the term loans and borrowings under our revolving credit facility from our 2012 credit agreement, as amended, proceeds of $31.6 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by $136.6 million for the acquisition of noncontrolling interests in Gentium, $35.1 million in respect of the payment of the contingent consideration following the EUSA Acquisition and $23.5 million used to repurchase our ordinary shares under our share repurchase program.
Credit Agreement
On June 18, 2015, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly owned subsidiaries, as borrowers, entered into the June 2015 credit agreement, which provides for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the 2012 credit agreement and to pay related fees and expenses. The 2012 credit agreement was terminated upon repayment of the term loans under this agreement.
Under the June 2015 credit agreement, the term loan matures on June 18, 2020 and the revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on June 18, 2020.
Borrowings under the June 2015 credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 1.25% per annum, based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio.
As of June 30, 2015, the interest rate on the term loan was 2.04% and the effective interest rate was 2.38%. As of June 30, 2015, we had drawn $160.0 million under the revolving credit facility and a further $1.1 million was committed for an outstanding letter of credit. As of June 30, 2015, the interest rate on borrowings under the revolving credit facility was 1.94%.
Jazz Pharmaceuticals plc and certain of our wholly-owned subsidiaries are borrowers under the June 2015 credit agreement. The borrowers’ obligations under the credit agreement, and any hedging or cash management obligations entered into with a lender, are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of its subsidiaries (including the issuer of the 2021 Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
We may make voluntary prepayments of principal at any time without payment of a premium. We are required to make mandatory prepayments of the term loan (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), and (3) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).

Principal repayments of the term loan, which are due quarterly, will begin in December 2015 and are equal to 5.0% per annum of the original principal amount of $750.0 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The June 2015 credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The June 2015 credit agreement contains financial covenants that require us to (a) not exceed a maximum secured net leverage ratio or (b) not fall below a cash interest coverage ratio. We were, as of June 30, 2015, and are currently in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$751,496	$28,611	$89,782	$633,020	$83
Term and other loans - interest (2)	67,111	15,431	28,443	23,235	2
2021 Notes - principal	575,000	—	—	—	575,000
2021 Notes - interest (3)	70,078	10,781	21,563	21,562	16,172
Revolving credit facility - principal	160,000	—	—	160,000	—
Revolving credit facility - interest (2)	15,712	3,251	6,278	6,183	—
Revolving credit facility - commitment fee (4)	8,966	1,855	3,582	3,529	—
Purchase obligations (5)	37,960	36,399	400	431	730
Operating lease obligations (6)	117,600	11,112	22,199	14,330	69,959
Total	$1,803,923	$107,440	$172,247	$862,290	$661,946
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

(2)
The interest rate for our term loan was 2.04% at June 30, 2015, which we used to estimate interest owed on the term loan outstanding on June 30, 2015 until the maturity date in June 2020. The interest rate for the revolving credit facility was 1.94% at June 30, 2015, which we used to estimate interest owed on borrowings from the revolving credit facility on June 30, 2015 until the maturity date in June 2020, assuming no change in the drawn amount as of June 30, 2015.

(3) We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of June 30, 2015 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $588.9 million to estimate commitment fees owed.

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

During the three and six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below.
Interest Rate Risk. On June 18, 2015, we entered into the June 2015 credit agreement, which provides for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. Based on indebtedness under our term loan and revolving credit facility of $910.0 million as of June 30, 2015, a 1.0% increase in interest rates would increase the related net interest expense for the remainder of 2015 by $4.7 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2013, the District Court permitted Roxane to amend its answer in the Roxane consolidated case to allege additional equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the Roxane consolidated case regarding patents related to the distribution system for Xyrem. Although no trial date has been scheduled, based on the District Court’s current schedule, we anticipate that trial on the patents in the Roxane consolidated case that are not subject to the stay could occur as early as the first quarter of 2016. We do not have any estimate of a possible trial date for trial on the patents in the Roxane consolidated case that are currently subject to the stay. The actual timing of events in this litigation may be significantly earlier or later than we currently anticipate, and we cannot predict the specific timing or outcome of events in this litigation.
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
In January 2015, Amneal, Ranbaxy and Watson proposed the consolidation of their respective cases and a consolidated schedule to the District Court, while Par sought its own proposed schedule with the District Court, notwithstanding the prior consolidation of portions of the Par and Amneal cases. In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case, the Amneal/Par/Ranbaxy/Watson consolidated case. Under a related scheduling order issued in March 2015, the District Court would hold a Markman hearing for the Amneal/Par/Ranbaxy/Watson consolidated case no earlier than January 2016. We cannot predict the timing or outcome of events in the Amneal/Par/Ranbaxy/Watson consolidated case or their impact on other ongoing proceedings with any ANDA filer.
On March 23, 2015, March 25, 2015, March 26, 2015 and April 16, 2015, we received an additional notice of Paragraph IV Certification from each of Par, Amneal, Ranbaxy and Roxane, respectively, regarding a newly issued method of treatment patent for Xyrem listed in the Orange Book. We filed additional lawsuits against Par, Amneal and Ranbaxy in the District Court on May 7, 2015 and against Roxane on June 1, 2015, alleging that this patent is infringed or will be infringed by Par’s, Amneal’s, Ranbaxy’s and Roxane’s ANDAs and seeking a permanent injunction to prevent each of these parties from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in these matters or their impact on other ongoing proceedings with any ANDA filer.
On May 14, 2015, we received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book. On June 26, 2015, we filed a lawsuit against Watson in the District Court, alleging that two of our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Wockhardt’s Paragraph IV Certification alleged that 15 patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Wockhardt’s proposed generic product. On July 17, 2015, we filed a lawsuit in the District Court alleging that 17 of our patents covering Xyrem are or will be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On July 23, 2015, we received a Paragraph IV Certification from Lupin Inc., or Lupin, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Lupin’s Paragraph IV Certification alleged that 16 patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Lupin’s proposed generic product. We are evaluating initiation of litigation against Lupin. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
Also on July 23, 2015, we received an additional notice of Paragraph IV Certification from Amneal regarding a newly issued patent for Xyrem listed in the Orange Book. We expect to file a lawsuit against Amneal in the District Court alleging that our patent is or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
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
In January 2015, certain of the ANDA filers filed petitions for inter partes review, or IPR, by the PTAB with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In July 2015, we filed a preliminary response to this petition, opposing the petition and stating reasons that review should not be granted. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma (prior to the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, or the Azur Merger), received notices of Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD commenced in May 2015. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. Teva has also exercised its option for supply of an authorized generic product for FazaClo HD. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. On December 19, 2014, we and CIMA entered into an agreement with Novel settling the patent litigation against Novel, and we granted Novel a patent sublicense to manufacture, market and sell its generic version of FazaClo LD and, if applicable, FazaClo HD. Novel’s launch date will be May 1, 2017, or earlier upon the occurrence of certain events. On July 13, 2015, we entered into an agreement with Mylan settling the patent litigation against Mylan, and we granted Mylan a patent sublicense to manufacture, market, and sell its generic versions of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product upon the occurrence of certain events. Mylan’s launch date will be May 1, 2016 for FazaClo LD and May 1, 2017 for FazaClo HD, or earlier depending upon the occurrence of certain events.

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
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 74.6% and 72.1% of our net product sales for the three and six months ended June 30, 2015, respectively, and 67.0% of our net product sales for the year ended December 31, 2014. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2012 to 2013 and from 2013 to 2014, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2015, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed in more detail below, including those related to:

•	the potential introduction of a generic version of Xyrem or an alternative sodium oxybate product for treating cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•
changed or increased regulatory restrictions, including changes to our final approved risk evaluation and mitigation strategy, or REMS, the development of a single shared REMS for sodium oxybate with potential generic competitors, or regulatory actions by the FDA;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•	any increase in restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem;

•	any failure to transition to the final approved REMS in a timely manner and to the satisfaction of the FDA; and

•	potential disruptions in services during such transition and potential negative reactions from physicians and patients in response to activities involved in our transition to the final approved REMS.
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
If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected.*
Although Xyrem is covered by patents covering its manufacture, formulation, distribution system and method of use, seven third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem, and additional third parties may also seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. If one or more companies receive FDA approval of an ANDA for a generic version of Xyrem or a new drug application, or NDA, for other sodium oxybate products, it is possible that such company or companies could introduce generic versions of Xyrem or other sodium oxybate products before our patents expire if they do not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of potentially being held liable for damages for patent infringement.
Seven companies have sent us notices of Paragraph IV Certification that each has filed an ANDA with the FDA seeking approval to market a generic version of Xyrem before the expiration of the Orange Book-listed patents relating to Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the first quarter of 2016. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
In addition, between June and October 2014, petitions seeking CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of six of our patents covering the distribution system for Xyrem. In early 2015, the PTAB issued decisions denying institution of CBM review for all of these petitions. In January 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In July 2015, we filed a preliminary response to this petition, opposing the petition and stating reasons that review should not be granted. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed until April 18, 2013, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. If Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “The manufacture, distribution and sale of

Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.”
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
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quota from the DEA in order to manufacture in the United States both the active pharmaceutical ingredient and the finished product to compete with Xyrem.  The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Through 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for the last few years, our supplier was allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For 2015, both our active pharmaceutical ingredient supplier and finished product manufacturer have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
After any introduction of a generic competitor, a significant percentage of the prescriptions written for Xyrem may be filled with the generic version, resulting in a loss in sales of Xyrem. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in a few instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. We expect that generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, or Xyrem Risk Management Program, in conjunction with Xyrem’s approval by the FDA to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. The Xyrem Risk Management Program included a number of elements including patient and physician education, a database of information to track and report certain information, and the use of a single central pharmacy to distribute Xyrem. The Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, was deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA, which amended the Federal Food, Drug and Cosmetic Act, or FDCA, required that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. Pursuant to the FDCA, we engaged with the FDA starting in 2008 to finalize our REMS documents for Xyrem, including initiating dispute resolution procedures with the FDA in February 2014. On February 27, 2015, the FDA notified Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, of (i) the FDA’s approval of the REMS for Xyrem in the form submitted by us in November 2014, which includes provisions requiring distribution through a single pharmacy, and (ii) the FDA’s denial of our dispute resolution appeal as moot as a result of approval of the Xyrem REMS.
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
We are in the process of transitioning our Xyrem Risk Management Program to the final approved Xyrem REMS and are working with the single central pharmacy for Xyrem, Express Scripts Specialty Distribution Services and its affiliates, or ESSDS, to implement the necessary systems, processes, procedures and activities. While we expect to implement the Xyrem REMS by late August 2015 and to submit ongoing assessments, in each case as set forth in the FDA’s Xyrem REMS approval notice, we cannot guarantee that we will be able to do so in a timely manner, that our implementation of the Xyrem REMS will meet FDA requirements, that the assessments will be satisfactory to the FDA, or that the Xyrem REMS will satisfy FDA’s expectations in their anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS in a timely manner and to the satisfaction of the FDA could result in enforcement action by the FDA, up to and including a warning letter or determination that Xyrem must be removed from the market. Non-compliance with our REMS obligations can lead to changes in our REMS obligations, including additional restrictions on marketing, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures. Failure to successfully transition to the Xyrem REMS or comply with our REMS obligations could negatively affect sales of Xyrem, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the referenced drug, and (ii) the ANDA drug and the referenced drug shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and permit the ANDA holder to submit a separate but comparable REMS if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the referenced drug that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA applicant and the sponsor of the referenced drug before granting a waiver of the single shared system requirement. Accordingly, we expect to continue to face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors.
The FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and any ANDA applicant or applicants to proceed concurrently with the FDA’s review of the ANDAs. The FDA has further stated that it typically monitors the progress of industry working groups attempting to develop shared REMS, and that it has acted to help ensure that sponsors were cooperating and that there were no obstacles to developing a single shared system. In January 2014, the FDA held an initial meeting with us and the then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. The parties have had regular interactions with respect to developing a single shared REMS since the initial meeting, and we expect the interactions to continue. If we do not develop a single shared REMS or license or share intellectual property pertinent to the Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to allow one or more generic competitors to market a generic drug with a separate REMS that includes different, but comparable, ETASU than those in our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to the Xyrem REMS, or the FDA’s response to a certification that a third party had been unable to obtain a license. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.”
The Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future.
The Xyrem REMS requires, among other things, that healthcare providers prescribing Xyrem be specially certified, that Xyrem be dispensed only by a central pharmacy that is specially certified, that Xyrem be dispensed and shipped only to patients who are enrolled in the Xyrem REMS with documentation of safe use conditions, that we ensure that a secure and validated central database is maintained, and that we submit our required periodic assessments on or before the due dates specified in the Xyrem REMS approval notice. The process under which enrolled patients receive Xyrem is complex and includes multiple mandatory steps taken by the central pharmacy. There may be potential disruptions in services for patients and physicians as a result of the implementation of necessary systems in the transition to the Xyrem REMS, which could potentially affect the rate at which new patients are enrolled in the Xyrem REMS and prescribed Xyrem. Sales of Xyrem could be negatively affected as a result of these potential disruptions and/or potential negative reactions from patients and physicians in response to the activities involved in our transition to the Xyrem REMS.
While we have an exclusive agreement with ESSDS, the central pharmacy for Xyrem, through June 2017, if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem in the United States, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to the Xyrem label or taking or requiring us to take other actions that could have an adverse effect on Xyrem’s commercial success. Our Xyrem Risk Management Program includes, and the approved Xyrem REMS similarly includes, unique features that provide more extensive information about adverse events, including deaths, than is generally available for other products that are not subject to similar risk management programs. For example, in April 2011, we learned that deaths of patients who had been prescribed Xyrem between 2003 and 2010 had not always been reported to us by ESSDS, and therefore to the FDA by us, as required. We reported these cases to the FDA when we discovered them, investigated the related data from ESSDS as well as additional data we gathered, and submitted an analysis of the data to the FDA. In October 2011, we received a warning letter from the FDA regarding certain aspects of our adverse event reporting system for Xyrem and drug safety procedures related to the deaths that we discovered in April 2011 which had not been reported.  We completed the actions and submitted the data required to address the observations in the 2011 warning letter and arising from a subsequent inspection. In August 2013, we received a close-out letter from the FDA.
In April 2014, we received a Form FDA 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The Form FDA 483 included observations relating to certain aspects of our adverse drug experience, or ADE, reporting system for all of our products, including Xyrem. We responded to the Form FDA 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the Form FDA 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicated that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Risks Relating to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires) and Defitelio.
Erwinaze (called Erwinase in markets outside the United States), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain the current sales level and to increase sales is our limited inventory of Erwinaze and our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We depend on single source suppliers and manufacturers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.”
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
We made a significant investment in Defitelio/defibrotide in 2014, adding the product to our portfolio as a result of our acquisition of Gentium S.p.A. in January 2014, or the Gentium Acquisition, and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, so that we can commercialize the product in those countries. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients with hepatic veno-occlusive disease, or VOD, who are indicated for treatment with Defitelio/defibrotide, the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for additional indications. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
During 2014, Defitelio was launched in a number of European countries. We have launched and expect to continue to launch Defitelio in additional European countries on a rolling basis in 2015 and are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, which could negatively impact anticipated revenue from Defitelio. The process for obtaining pricing and reimbursement approvals is complex and can vary from country to country. In addition, orphan products that have significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to ultimately obtain favorable pricing and reimbursement approvals. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
We have developed estimates of anticipated pricing, which are based on our research and understanding of the product and target market. However, due to efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for Defitelio, particularly in light of the budget crises faced by a number of countries in Europe, which would negatively impact anticipated revenue from Defitelio. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio would be negatively affected.
Due to the limited amount of historical sales data from commercialization of Defitelio in Europe, our Defitelio sales will be difficult to predict from period to period, particularly since we may experience delays and unforeseen difficulties in obtaining favorable pricing and reimbursement approvals in additional countries. As a result, you should not rely on Defitelio sales results or trends in any period as being indicative of future performance. In addition, if sales of Defitelio do not reach the levels we expect, our anticipated revenue from Defitelio would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America. We acquired these rights from Sigma-Tau in August 2014. Defibrotide has been, and continues to be, made available as an investigational drug to patients diagnosed with VOD in the United States through an expanded access treatment protocol open under an investigational new drug application. We are engaged in activities related to the potential approval of defibrotide in the United States. In July 2015, we completed a rolling submission of an NDA to the FDA for defibrotide for the treatment of VOD with evidence of multi-organ dysfunction following hematopoietic stem cell transplantation, or HSCT. We cannot predict whether our NDA will be accepted for filing or approved in a timely manner, if at all. In this regard, a prior NDA submission by Gentium seeking approval in the United States for defibrotide for the treatment of VOD was voluntarily withdrawn from consideration in 2011 in order to address issues raised by the FDA. With respect to our NDA submission, it is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we have proposed. The FDA will consider the ODAC’s recommendations when making decisions regarding our NDA, although the FDA is not bound by such recommendations. In addition, although the FDA has granted Fast Track designation to defibrotide to treat severe VOD in HSCT recipients, this designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that defibrotide will receive marketing approval.
We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in additional indications. We cannot know when, if ever, defibrotide will be approved in any other country or under what circumstances, and what, if any, additional clinical or other development activities will be required in order to potentially obtain such regulatory approval and the cost associated with such required activities, if any. If we fail to obtain approval for defibrotide in other countries or for new indications, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
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
Other than the manufacturing plant in Italy where we produce some active pharmaceutical ingredients, including the defibrotide drug substance, we do not currently have our own manufacturing capability for our products or product candidates, or their active pharmaceutical ingredients, or the capability to package our products. The availability of our products for commercial sale depends upon our ability to procure the ingredients, raw materials, packaging materials and finished products we need from third parties. In part due to the limited market size for our products and product candidates, we have entered into supply and manufacturing agreements with suppliers and manufacturers, each of which is currently our single source for each of our marketed products and for the active pharmaceutical ingredients used in some of these products. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers. For example, we are currently experiencing a delay in manufacturing of Prialt® (ziconotide) intrathecal infusion in one of our three vial sizes. As a result of this delay and limited inventory, we are likely to experience a temporary interruption to our supply of the impacted vial size of Prialt, which could inconvenience patients and physicians and negatively impact confidence in our product.

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
Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. As of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, or PBL, a limited liability company that is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze. Inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, either of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
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
In order to conduct and complete our clinical program for JZP-110 or to potentially conduct future clinical trials for JZP-386, if any, we need to have sufficient quantities of clinical product manufactured and available for use. There can be no assurance that our suppliers will be able to produce or provide sufficient clinical supplies of JZP-110 or, if trials proceed, JZP-386 in a timely manner. Any delay in receiving adequate supplies of JZP-110 or JZP-386 for our studies could negatively impact our development programs.
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
Failure by us or our third party suppliers or manufacturers to comply with regulatory requirements could adversely affect our or their ability to supply products or ingredients. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with applicable current cGMP requirements. DEA regulations also govern facilities where controlled substances such as Xyrem’s active pharmaceutical ingredient are manufactured. Our manufacturing facility in Italy and manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the EMA, the DEA, the Italian Health Authority and other regulatory authorities, including state authorities and similar authorities in other jurisdictions, to confirm compliance with cGMP and other requirements. For example, the FDA inspected the facility where Erwinaze is manufactured in January 2015 and issued a Form FDA 483 with observations relating to the manufacturing process. We and our third party manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible legal or regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
Our ability to develop and deliver products in a timely and competitive manner depends on our third party suppliers and manufacturers being able to continue to meet our ongoing commercial needs. Any delay in supplying, or failure to supply, products by any of our suppliers or manufacturers could result in our inability to meet the commercial demand for our products, or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects.
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we, our shareholders or analysts who cover our business expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 855 in August 2015. This includes employees in fourteen countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, a manufacturing facility in Italy and a manufacturing facility under construction in Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products.
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
In addition, product and product candidate acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation. Our business acquisitions have required, and any similar future transactions will also require, significant efforts and expenditures, including with respect to transition activities and integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with potential acquisitions and similar transactions, which include:

•	high acquisition costs;

•	the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;

•	the potential disruption of our historical core business;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•	the difficulties in assimilating employees and corporate cultures;

•	the failure to retain key managers and other personnel;

•	the challenges in controlling additional costs and expenses in connection with and as a result of any acquisition;

•	the need to write down assets or recognize impairment charges;

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•	any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.
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
Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
Since 2014, we have made significant investments into expanding our product development pipeline and expect to continue to increase our research and development organization. Significant clinical, development and financial resources will be required to progress product candidates through clinical trials and the regulatory approval process to develop them into commercially viable products. We have a number of product candidates under development. We also intend to pursue clinical development of other product candidates that we may acquire or in-license in the future. Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Results of limited preclinical studies, including studies of our product candidates in animal models, may not predict the results of human clinical trials of those product candidates. Similarly, results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If a product candidate fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment in that product candidate.
Our development pipeline projects may not be successful, and any adverse events or other information generated during the course of studies related to existing products could result in action by the FDA or any non-U.S. regulatory agency which may restrict our ability to sell, or sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
The FDA has granted Fast Track designation to the investigation of JZP-416 for ALL. Defibrotide has also been granted Fast Track designation by the FDA to treat severe VOD in HSCT recipients. The Fast Track program is designed to enable more frequent interactions with the FDA during drug development and to expedite new drug candidate review. Although we have obtained Fast Track designation from the FDA for JZP-416 and defibrotide, receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures, and Fast Track designation may be withdrawn by the FDA at any time. In addition, Fast Track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that either JZP-416 or defibrotide will receive regulatory approval.
The clinical trial we initiated in the second quarter of 2014 to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase had not enrolled a patient as of April 2015, which led to our decision to terminate the trial. Accordingly, we no longer have an ongoing trial to generate additional clinical data to support the expansion of Erwinaze’s therapeutic use in young adults or otherwise, which could materially and adversely affect the growth of the market for Erwinaze.
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
We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have.*
The commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, have fewer side effects, are easier to administer or are less expensive than our products. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. They can spend more on, and have more expertise in, research and development, regulatory, manufacturing, distribution and sales activities. As a result, our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we can and may market their products more effectively than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. For example, a number of companies are developing new immunotherapy treatments for relapsed or refractory ALL patients, including one treatment that was recently approved. The development of these new treatments could negatively impact our ability to maintain and grow sales of Erwinaze in patient populations where the benefit of an asparaginase-containing regime is not well established.
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
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.*
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. From time to time, our systems have been subject to cyber-attacks. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.
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
Seven abbreviated new drug applications, or ANDAs, have been filed with the U.S. Food and Drug Administration, or FDA, by third parties seeking to market generic versions of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the first quarter of 2016. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
In addition, certain of the ANDA filers have challenged the validity of six patents covering the distribution system for Xyrem by filing petitions for IPR by the PTAB. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In addition, in April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In July 2015, we filed a preliminary response to this petition, opposing the petition and stating reasons that review should not be granted. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
For example, seven companies have notified us that they have filed ANDAs with the FDA seeking FDA approval to market a generic version of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and the litigation proceedings are ongoing. In addition, certain of the ANDA filers have challenged the validity of six patents covering the distribution system for Xyrem by filing petitions for IPR by the PTAB. In July 2015, the PTAB issued decisions instituting IPR with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. The IPR process under the America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents with the PTAB. As a result, entities associated with hedge funds have begun challenging valuable pharmaceutical patents through the IPR process. In April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In July 2015, we filed a preliminary response to this petition, opposing the petition and stating reasons that review should not be granted. The PTAB has not yet determined whether to institute proceedings with respect to this IPR petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.” We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
We own patents that cover, among other things, the formulation and method of use covering the administration for Xyrem. In July 2014, the USPTO issued us a new method of use patent relating to the safe and effective use of Xyrem by decreasing the dose of Xyrem when used concomitantly with divalproex sodium (also known as valproate or valproic acid), which information was added to the Xyrem label in April 2014. In June 2015, the USPTO issued us another new method of use patent relating to decreasing the dose of Xyrem when used concomitantly with divalproex sodium. Both of these patents have been listed in the Orange Book. We have filed lawsuits against each of the Xyrem ANDA filers alleging infringement of the July 2014 patent and seeking a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe this patent. In April 2015, Roxane moved to dismiss claims involving the July 2014 patent on the grounds that it does not cover patentable subject matter. While we believe the additional safety information is critical for the safe use of Xyrem and should be required to be included in the label for any proposed generic form of Xyrem, we do not know whether the FDA will require any proposed generic form of Xyrem to include this information in its product label or whether we will be successful in maintaining the validity of the applicable patents and protecting the patents from infringement.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. The Xyrem REMS approval notice includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the Xyrem distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future generic competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents to protect our Xyrem distribution system from generic competitors may be reduced. In addition, the extent of protection provided by our method of use patents covering the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the distribution system set forth in the Xyrem REMS. If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a REMS that does not fall within the scope of any of the claims of our distribution patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing distribution patents or patents that may be granted in the future will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. For example, in March 2015, one of the ANDA filers moved to dismiss claims involving our distribution patents on the grounds that they do not cover patentable subject matter. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.
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
If the FDA, the EC or the competent authorities of the EU member states determine that a REMS or the imposition of post-marketing obligations is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or BLA or to propose post-marketing obligations to be included in the marketing authorization for our products in the EU. We may also be required to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, a plan for communication to healthcare providers, and restrictions on the product’s distribution. For example, the FDA requires a REMS for Xyrem, discussed in detail under the risk factor “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” above, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
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
We monitor adverse events resulting from the use of our commercial products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require or conduct other actions, potentially including withdrawal or suspension of the product from the market, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The EU has adopted new legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, and this new legislation enhanced the authority of the EMA and the competent authorities of the EU member states to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the burden on companies with respect to additional monitoring, adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
These requirements include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem in the United States. In addition to quota requirements, the DEA imposes various registration, importing, exporting, recordkeeping and reporting requirements, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. The states also impose similar requirements for handling controlled substances. The United States and the EU member states are parties to the Convention on Psychotropic Substances (1971), or the 1971 Convention. In October 2012, the World Health Organization sent a recommendation to the United Nations Commission on Narcotic Drugs, or CND, to reschedule GHB, under the 1971 Convention from its current Schedule IV status to Schedule II status. In March 2013, the CND voted to reschedule GHB from Schedule IV to Schedule II under the 1971 Convention. While the DEA imposes its own scheduling requirements in the United States under the CSA, the United States is obligated as a signatory to the 1971 Convention to ensure that drug scheduling in the United States is consistent with its obligations under the international treaties. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, the international rescheduling of GHB means that Xyrem and/or sodium oxybate may be subject to more restrictive registration, recordkeeping, reporting, importing, exporting and other requirements in the EU and certain other countries than the restrictions currently in place. In the United States, under DEA regulations, the Xyrem finished product is currently classified as a Schedule III controlled substance, with sodium oxybate, classified as a Schedule I controlled substance. Although the HHS has taken the position in the past that the United States would not be required to alter the domestic control of GHB should it be rescheduled to Schedule II under the 1971 Convention, we cannot guarantee that international rescheduling of GHB from Schedule IV to Schedule II will not impact restrictions on Xyrem in the United States. Failure by us or any of our partners, including suppliers, manufacturers and distributors, to comply with the requirements of the CSA and other regulatory bodies could result in, among other things, additional operating costs to us, delays in shipments outside or into the United States and adverse regulatory actions.
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
The number and complexity of both U.S. federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, whistleblower lawsuits and direct government enforcement have increased in recent years, and we anticipate that scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future. We could be subject to a whistleblower lawsuit, government investigation or enforcement action. Responding to a whistleblower lawsuit, government investigation or enforcement action, defending any claims raised, and paying any resulting fines, damages, penalties or settlement amounts would be expensive and time-consuming, and could have a material adverse effect on our reputation, business, financial condition, results of operations and growth prospects.
Compliance with U.S. federal and state, EU and EU member state national laws that apply to pharmaceutical manufacturers is difficult and time-consuming, and companies that violate these laws may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future. Such a challenge or any other challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Such data previously have not been submitted for Quadramet® (samarium sm 153 lexidronam injection) and ProstaScint® (capromab pendetide), which are radiopharmaceutical products.  We engaged in interactions with CMS and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet. We sold Quadramet to a third party in December 2013, but we retained any liabilities related to sales of the product during prior periods. Similarly, we sold ProstaScint to a third party in May 2015, but we retained any liabilities related to sales of the product during prior periods. We are currently unable to predict whether price reporting and rebates will be required for Quadramet and ProstaScint and, if so, for what period they will be required. We are currently unable to reasonably estimate an amount or range of a potential contingent loss related to the payment of rebates for Quadramet or ProstaScint. Any material liability resulting from radiopharmaceutical price reporting and rebates would negatively impact our financial results.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients, and the Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations. The initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.
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
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The HSRA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The HRSA is currently expected to issue additional proposed regulations and guidance in 2015 that will address many aspects of the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, we are obligated to make our products available for procurement on an FSS contract and charge a price to four federal agencies - VA, U.S. Department of Defense, DoD, Public Health Service, and Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
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
Third party payors’ practices may affect the conditions required for reimbursement of our products, as well as the availability of reimbursement for our products, including Xyrem and Defitelio. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the United States or elsewhere were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. This risk is particularly significant with respect to Xyrem in the United States and to Defitelio in Europe, in part due to payor sensitivity to the price of these products. Third party payors often require prior authorization for, require reauthorization for continuation of, or refuse to provide, reimbursement for our products, and others may do so in the future. Patients who cannot meet the conditions imposed by third party payors for prior authorizations or reauthorizations may not be able to obtain the prescribed medication due to an inability to afford the medication. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem. While this increase has not had a material effect on the overall level of reimbursement coverage for Xyrem, it may do so in the future. In addition, increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. Further, there is increasing consolidation among third party payors, which is resulting in fewer and larger third party payors with increased negotiating power. In particular, a small number of third party payors cover a significant portion of Xyrem patients, so an adverse change in the conditions for reimbursement by one of these payors that results in an inability of a significant number of covered patients to meet the requirements for reimbursement would have a material impact on Xyrem revenues. If we are unsuccessful in maintaining reimbursement for our products in a timely manner and at acceptable levels, if reimbursement for our products by third party payors is subject to overly restrictive conditions, or if third party payors refuse to provide reimbursement, the level of reimbursement for our products could be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. During 2014, Defitelio was launched in a number of European countries. We have launched and expect to continue to launch the product in additional European countries on a rolling basis in 2015. We are in the process of making pricing and reimbursement submissions with respect to Defitelio, and discussing them with regulatory authorities, in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are awaiting pricing and reimbursement approvals. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
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
Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates and since November 2013, CMS has been publishing final National Average Drug Acquisition Cost, or NADAC, data, which reflect retail community pharmacy invoice costs, on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate program, and the Medicare Part D prescription drug benefit and expanding utilization of these programs have had and could continue to have an adverse effect on our revenues. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
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
There also continue to be legislative proposals to amend U.S. laws to allow the importation into the United States of prescription drugs, which can be sold at prices that are regulated by the governments of various non-U.S. countries. For example, in October 2013, the State of Maine enacted a bill to allow residents of the state to purchase prescription drugs from other countries, including Canada. The potential importation of prescription drugs could pose significant safety concerns for patients, increase the risk of counterfeit products becoming available in the market, and could also have a negative impact on prescription drug prices in the United States. For example, the potential importation of Xyrem without the safeguard of our Xyrem REMS could harm patients and could also negatively impact Xyrem revenues.
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
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of June 30, 2015, we had total indebtedness of approximately $1.5 billion, which included $910.0 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2015, which we refer to as our credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014. Our debt may:

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
Covenants in our credit agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.*
Our credit agreement provides for a $750.0 million principal amount term loan due in June 2020 and a $750.0 million revolving credit facility, with loans under such revolving credit facility due in June 2020, subject to early mandatory repayments under certain circumstances. Our credit agreement contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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
Our credit agreement also includes financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio. Our ability to comply with these financial covenants may be affected by events beyond our control. In addition, the covenants under our credit agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility. A default under our credit agreement could also lead to a default under agreements governing our current or future indebtedness, including the indenture governing our 2021 Notes.
In addition, the holders of our 2021 Notes have the ability to require us to repurchase their notes for cash if we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution, or the delisting of our ordinary shares from The NASDAQ Global Select Market. Moreover, upon exchange of the 2021 Notes, unless we elect to cause to be delivered solely ordinary shares to settle such exchange, we will be required to make cash payments in respect of the 2021 Notes being exchanged. In this regard, it is our intent and policy to settle the principal amount of the 2021 Notes in cash upon exchange. However, we may not have enough available cash or be able to obtain financing at the time we are required to make any required repurchases of surrendered 2021 Notes or to pay cash upon exchanges of 2021 Notes. Our failure to repurchase 2021 Notes at a time when the repurchase is required by the indenture governing the 2021 Notes or to pay any cash payable on future exchanges of the 2021 Notes as required by the indenture governing the 2021 Notes would constitute a default under that indenture. A default under that indenture could also lead to a default under agreements governing our current or future indebtedness, including our credit agreement. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the related indebtedness, which could have a material adverse effect on our financial condition and our business. In this regard, if we are unable to repay amounts under our credit agreement, the lenders under the credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
We may not be able to generate sufficient cash to service our debt obligations.*
Our ability to make payments on and to refinance our debt will depend on our future financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of positive cash flows from operating activities sufficient to permit us to pay the principal and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit agreement restricts our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate or obtain proceeds from such dispositions, and any such proceeds may not be adequate to meet any debt service obligations then due.
In addition, our borrowings under our credit agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.
To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.*
The scope of our business and operations has grown substantially since the beginning of 2012 through a series of transactions, including the Azur Merger, our acquisition of EUSA Pharma Inc. and the Gentium Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
Section 7874 of the Code limits Jazz Pharmaceuticals, Inc.’s ability to utilize its U.S. tax attributes to offset certain U.S. taxable income, if any, generated by certain taxable transactions.*
Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses, or NOLs, to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, this limitation applies to us. As a result, after the Azur Merger, Jazz Pharmaceuticals, Inc. has not been able and will continue to be unable, for a period of time, to utilize its U.S. tax attributes to offset its U.S. taxable income, if any, resulting from certain taxable transactions. Notwithstanding this limitation, we plan to fully utilize Jazz Pharmaceuticals, Inc.’s U.S. NOLs prior to their expiration. As a result of this limitation, however, it may take Jazz Pharmaceuticals, Inc. longer to use its NOLs. Moreover, contrary to these plans, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent Jazz Pharmaceuticals, Inc. from fully utilizing its U.S. tax attributes prior to their expiration if Jazz Pharmaceuticals, Inc. does not generate sufficient taxable income.
Jazz Pharmaceuticals, Inc.’s ability to use its net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be subject to further limitations if we do not generate taxable income in a timely manner or if the “ownership change” provisions of Sections 382 and 383 of the Code result in further annual limitations.*
Jazz Pharmaceuticals, Inc. has a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, Jazz Pharmaceuticals, Inc. will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs of $28.8 million for 2015, $28.9 million for 2016, $15.0 million for 2017, $1.4 million for 2018 and a combined total of $4.9 million for 2019 to 2026.
However, Sections 382 and 383 of the Code are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the IRS to confirm our analysis of the ownership change limitations related to the NOLs generated by Jazz Pharmaceuticals, Inc. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Sections 382 and 383 of the Code. If the IRS were to disagree with our analysis, or if Jazz Pharmaceuticals, Inc. experiences additional ownership changes in the future, we could be subject to further annual limitations on the use of the NOLs to offset potential taxable income and related income taxes that would otherwise be due.
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
We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
As of June 30, 2015, we had recorded $1.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  As a result of the significance of intangible assets and goodwill, our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.

Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.*
We have significant operations in Europe as well as in the United States, but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposures relate to our subsidiaries that have functional currencies denominated in the euro and the British pound. Exchange rates between the U.S. dollar and each of the euro and British pound have fluctuated and are likely to continue to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio and Erwinase product sales outside of the United States are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. In this regard, when the U.S. dollar strengthens against a foreign currency, the relative value of sales made in the foreign currency decreases. Conversely, when the U.S. dollar weakens against a foreign currency, the relative value of such sales increases. Accordingly, increases in the value of the U.S. dollar relative to foreign currencies, primarily the euro, could adversely affect our foreign revenues, perhaps significantly. In addition, as we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, which could increase our foreign currency exchange risk. Given the volatility of exchange rates, continued concerns regarding European sovereign debt and instability of the euro, as well as our expanding operations, we cannot assure you that we will be able to effectively manage currency transaction and/or translation risks. We have not entered into derivative instruments to offset the impact of foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.
Risks Relating to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
The market price for our ordinary shares has fluctuated significantly from time to time, varying between a high of $191.01 on April 27, 2015 and a low of $120.38 on May 9, 2014 during the period from January 1, 2014 through June 30, 2015. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. In addition, the stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our ordinary shares, regardless of our operating performance.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of July 31, 2015, we had 61,339,267 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interest in our company and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.*
It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
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
A transfer of our ordinary shares may be subject to Irish stamp duty.*
In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0% of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the United States, an exemption of this stamp duty is available to transfers by shareholders who hold our ordinary shares beneficially through brokers which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by a record holder who holds our ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Irish Companies Act 2014 or any other applicable law permit, may, or may provide that a subsidiary of ours will, pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of our ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of our subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or our subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2015	8,000	$169.01	8,000	$9,655,369
May 1 - May 31, 2015	—	$—	—	$9,655,369
June 1 - June 30, 2015	—	$—	—	$9,655,369
Total	8,000	$169.01	8,000
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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
Results of Matters Presented at the 2015 Annual General Meeting of Shareholders
On July 30, 2015, we held our 2015 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters in Dublin, Ireland. At the Annual Meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 10, 2015, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 55,606,648 of the 61,224,745 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect each of the four nominees for director to a three-year term as a Class I director of the company to serve until our 2018 annual general meeting of shareholders and until his or her successor is elected and qualified. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Peter Gray	51,081,824	358,775	376,038	3,790,011
Kenneth W. O’Keefe	51,082,352	362,284	372,001	3,790,011
Elmar Schnee	51,190,684	254,015	371,938	3,790,011
Catherine A. Sohn	51,126,355	318,002	372,280	3,790,011
Proposal 2
Proposal 2 was to approve the appointment of KPMG as the independent auditors of the company for the fiscal year ending December 31, 2015 and to authorize the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
54,713,711	524,988	367,949	—
Proposal 3
Proposal 3 was to authorize the company and/or any subsidiary of the company to make market purchases of the company’s ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
51,083,918	242,038	490,681	3,790,011
Proposal 4
Proposal 4 was to approve, on an advisory basis, the compensation of the company’s named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
50,602,292	829,492	384,853	3,790,011

Item 6.	Exhibits

Exhibit Number	Description of Document
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

2.4
Assignment, dated as of June 11, 2012, by and between Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

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

4.3B	Form of 1.875% Exchangeable Senior Note due 2021 (included in Exhibit 4.3A).
10.1
Credit Agreement, dated as of June 18, 2015, among the Jazz Pharmaceuticals Public Limited Company, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc's current report on Form 8-K (File No. 0001-33500), as filed with the SEC on June 18, 2015).

10.2+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved April 30, 2015).

Exhibit Number	Description of Document
10.3
Novation Agreement relating to Royalty Bearing Licence Agreement and Supply Agreement re Erwinia-Derived Asparaginase, dated as of May 13, 2015, by and among EUSA Pharma SAS, the Secretary of State for Health acting through Public Health England and Porton Biopharma Limited.

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
Date: August 5, 2015

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

2.6†
Asset Purchase Agreement, dated January 13, 2014, by and between Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 13, 2014).

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

4.3B	Form of 1.875% Exchangeable Senior Note due 2021 (included in Exhibit 4.3A).
10.1
Credit Agreement, dated as of June 18, 2015, among the Jazz Pharmaceuticals Public Limited Company, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc's current report on Form 8-K (File No. 0001-33500), as filed with the SEC on June 18, 2015).

10.2+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved April 30, 2015).

10.3
Novation Agreement relating to Royalty Bearing Licence Agreement and Supply Agreement re Erwinia-Derived Asparaginase, dated as of May 13, 2015, by and among EUSA Pharma SAS, the Secretary of State for Health acting through Public Health England and Porton Biopharma Limited.

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