Form 10-Q
period 2015-09-30
Jazz Pharmaceuticals plc
filed 2015-11-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2015, 61,497,753 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$998,859	$684,042
Accounts receivable, net of allowances	195,816	186,371
Inventories	30,018	30,037
Prepaid expenses	21,275	12,800
Deferred tax assets, net	50,006	48,440
Other current assets	18,969	21,322
Assets held for sale	—	32,833
Total current assets	1,314,943	1,015,845
Property and equipment, net	83,452	58,363
Intangible assets, net	1,270,777	1,437,435
Goodwill	669,029	702,713
Deferred tax assets, net, non-current	76,391	75,494
Deferred financing costs	24,315	33,174
Other non-current assets	25,393	15,931
Total assets	$3,464,300	$3,338,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,124	$25,126
Accrued liabilities	166,375	164,091
Current portion of long-term debt	117,589	9,428
Income taxes payable	16,357	7,588
Deferred tax liability, net	9,417	9,430
Deferred revenue	1,330	1,138
Total current liabilities	340,192	216,801
Deferred revenue, non-current	3,646	4,499
Long-term debt, less current portion	1,172,103	1,333,000
Deferred tax liability, net, non-current	325,216	375,054
Other non-current liabilities	59,666	38,393
Commitments and contingencies (Note 8)
Shareholders’ equity:
Jazz Pharmaceuticals plc shareholders' equity
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	471	471
Additional paid-in capital	1,534,032	1,458,005
Accumulated other comprehensive loss	(231,277)	(122,097)
Retained earnings	260,176	34,704
Total Jazz Pharmaceuticals plc shareholders’ equity	1,563,463	1,371,144
Noncontrolling interests	14	64
Total shareholders’ equity	1,563,477	1,371,208
Total liabilities and shareholders’ equity	$3,464,300	$3,338,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$338,754	$304,407	$977,895	$838,493
Royalties and contract revenues	2,118	2,177	6,027	6,240
Total revenues	340,872	306,584	983,922	844,733
Operating expenses:
Cost of product sales (excluding amortization and impairment of intangible assets)	28,385	26,994	78,496	88,610
Selling, general and administrative	104,044	93,501	323,564	300,420
Research and development	50,784	22,423	105,798	60,622
Acquired in-process research and development	—	75,000	—	202,000
Intangible asset amortization	26,127	30,630	74,472	94,607
Impairment charges	—	—	—	32,806
Total operating expenses	209,340	248,548	582,330	779,065
Income from operations	131,532	58,036	401,592	65,668
Interest expense, net	(12,650)	(14,530)	(44,707)	(36,035)
Foreign currency gain (loss)	(977)	6,483	(646)	6,680
Loss on extinguishment and modification of debt	—	—	(16,815)	—
Income before income tax provision	117,905	49,989	339,424	36,313
Income tax provision	29,945	24,221	92,651	60,598
Net income (loss)	87,960	25,768	246,773	(24,285)
Net income (loss) attributable to noncontrolling interests, net of tax	—	2	(1)	(1,060)
Net income (loss) attributable to Jazz Pharmaceuticals plc	$87,960	$25,766	$246,774	$(23,225)

Net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.43	$0.43	$4.04	$(0.39)
Diluted	$1.39	$0.41	$3.91	$(0.39)
Weighted-average ordinary shares used in per share calculation - basic	61,435	60,305	61,145	59,457
Weighted-average ordinary shares used in per share calculation - diluted	63,154	62,680	63,072	59,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$87,960	$25,768	$246,773	$(24,285)
Other comprehensive income (loss):
Foreign currency translation adjustments	16,779	(117,089)	(109,174)	(113,293)
Other comprehensive income (loss)	16,779	(117,089)	(109,174)	(113,293)
Total comprehensive income (loss)	104,739	(91,321)	137,599	(137,578)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	14	(8)	5	(1,067)
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$104,725	$(91,313)	$137,594	$(136,511)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$246,773	$(24,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	74,472	94,607
Share-based compensation	67,233	50,618
Impairment charges	—	32,806
Depreciation	7,143	5,037
Acquired in-process research and development	—	202,000
Loss on disposal of property and equipment	117	—
Excess tax benefit from share-based compensation	320	(4,075)
Acquisition accounting inventory fair value step-up adjustments	—	10,477
Deferred income taxes	(25,368)	(36,246)
Provision for losses on accounts receivable and inventory	4,021	2,873
Loss on extinguishment and modification of debt	16,815	—
Amortization of debt discount and deferred financing costs	17,348	7,603
Other non-cash transactions	(3,834)	(7,382)
Changes in assets and liabilities:
Accounts receivable	(10,661)	(50,690)
Inventories	(3,595)	(10,184)
Prepaid expenses and other current assets	(5,298)	4,262
Other long-term assets	(9,555)	(5,775)
Accounts payable	4,826	(33,865)
Accrued liabilities	4,642	19,468
Income taxes payable	8,993	19,003
Deferred revenue	(659)	(918)
Contingent consideration	—	(14,900)
Other non-current liabilities	18,469	12,910
Net cash provided by operating activities	412,202	273,344
Investing activities
Net proceeds from sale of business	33,703	—
Purchases of property and equipment	(32,591)	(22,799)
Acquisitions, net of cash acquired	—	(828,676)
Acquisition of in-process research and development	—	(202,000)
Net cash provided by (used in) investing activities	1,112	(1,053,475)
Financing activities
Net proceeds from issuance of debt	898,960	1,195,366
Proceeds from employee equity incentive and purchase plans and exercise of warrants	34,025	48,452
Repayments of long-term debt	(896,363)	(7,090)
Payment of employee withholding taxes related to share-based awards	(25,402)	(17,306)
Share repurchases	(21,302)	(29,973)
Excess tax benefit from share-based compensation	(320)	4,075
Acquisition of noncontrolling interests	(60)	(136,950)
Payment of contingent consideration	—	(35,100)
Repayments under revolving credit facility	(80,000)	(300,000)
Net cash provided by (used in) financing activities	(90,462)	721,474
Effect of exchange rates on cash and cash equivalents	(8,035)	(2,807)
Net increase (decrease) in cash and cash equivalents	314,817	(61,464)
Cash and cash equivalents, at beginning of period	684,042	636,504
Cash and cash equivalents, at end of period	$998,859	$575,040

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated. We record noncontrolling interests in our condensed consolidated financial statements which represent the ownership interest of minority shareholders in the equity of Gentium S.p.A., or Gentium. Our condensed consolidated financial statements include the results of operations of businesses we have acquired from the date of each acquisition for the applicable reporting periods.
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three and nine months ended September 30, 2015, net product sales of Xyrem were $242.9 million and $703.4 million, respectively, which represented 71.7% and 71.9% of total net product sales, respectively. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition or an alternative sodium oxybate product that competes with Xyrem; changed or increased regulatory restrictions; our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or DEA; any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us; any increase in pricing pressure from or restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors; changes in healthcare laws and policy; continued acceptance of Xyrem by physicians and patients; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; any failure of our transition to the final approved risk evaluation and mitigation strategy, or REMS, to meet the requirements of the U.S. Food and Drug Administration, or FDA; and any further operational disruptions at the central pharmacy as a result of the transition to the final approved Xyrem REMS and resulting adverse impacts on Xyrem product sales.

Seven abbreviated new drug applications, or ANDAs, have been filed with the FDA by third parties seeking to market generic versions of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the first quarter of 2016. In addition, in January 2015, certain of the ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In September and October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem and with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). In addition, in April 2015, a hedge fund filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. The PTAB issued a decision denying institution of IPR proceedings with respect to this petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In late August 2015, we implemented the final Xyrem REMS approved by the FDA in late February 2015. The process under which enrolled patients receive Xyrem is complex and includes multiple mandatory steps taken by the central pharmacy. The transition to the final approved REMS necessitated significant operational changes at the central pharmacy and revised documentation requirements for patients and prescribers. In the third quarter of 2015, Xyrem product sales were impacted by operational disruption and resulting delays in prescription fills and refills. As physicians and patients familiarized themselves with the new REMS process and documentation requirements, the central pharmacy experienced a significantly increased volume of calls from patients and physicians’ offices that the pharmacy was not able to timely address, resulting in a backlog of prescription fills and refills that were delayed. We have identified and are addressing with the central pharmacy to the extent feasible the processes that led to the operational delays, and to date in the fourth quarter, we have observed an improvement in key operational metrics compared to the third quarter.  However, we may experience further disruptions and resulting adverse impacts on Xyrem product sales. In addition, we cannot guarantee that our implementation of the Xyrem REMS will meet FDA requirements, that the ongoing assessments that we submit in accordance with the FDA’s Xyrem REMS approval will be satisfactory to the FDA, or that the Xyrem REMS will satisfy the FDA’s expectations in its anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS to the satisfaction of the FDA or to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; continue to negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We may face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors. In January 2014, the FDA held an initial meeting with us and the three then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. In October 2015, the FDA held a telephonic meeting with us and the seven current sodium oxybate ANDA applicants to discuss the status of the development of a single shared REMS for sodium oxybate. The parties had regular interactions with respect to developing a single shared REMS prior to this meeting, and we are seeking to continue the interactions with the goal of developing a single shared REMS. We cannot predict whether, or to what extent, interactions among the parties will continue or whether we will develop a single shared REMS. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs from our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. In addition, the Federal Trade Commission, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act) or have engaged in other anticompetitive practices.
Obtaining and maintaining appropriate reimbursement for Xyrem in the U.S. is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and prescription drug pricing, pricing pressure from third party payors and increasingly restrictive reimbursement conditions being imposed by third party payors. In this regard, we have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other pricing terms for Xyrem. Any such restrictive pricing terms or additional reimbursement conditions could have a material adverse effect on our Xyrem revenues. In addition, drug pricing by pharmaceutical companies has recently come under close scrutiny, particularly with respect to companies that have increased the price of products after acquiring those products from other companies. We expect that healthcare policies and reforms intended to curb healthcare costs will continue to be proposed, which could limit the prices that we charge for our products, including Xyrem, limit our commercial opportunity and/or negatively impact revenues from sales of our products. Also, price increases on Xyrem and our other products, and negative publicity regarding pricing and price increases generally, whether with respect to our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of Xyrem and our other products.
In the three and nine months ended September 30, 2015, sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $56.3 million and $152.8 million, respectively, which represented 16.6% and 15.6% of total net product sales, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, as well as our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We have limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. As of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, or PBL, a limited liability company that is wholly-owned by the U.K. Secretary of State for Health. We are now working with PBL on matters related to Erwinaze supply. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
In furtherance of our growth strategy, we have made a significant investment in Defitelio/defibrotide. We added the product to our portfolio as a result of our acquisition of Gentium that closed in January 2014, or the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including our ability to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We began to launch Defitelio in certain European countries in 2014, and in 2015 we have continued to launch Defitelio in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
We are also engaged in activities related to the potential approval of defibrotide in the United States. In September 2015, the FDA accepted for filing with priority review our new drug application, or NDA, for defibrotide for the treatment of hepatic veno-occlusive disease, or VOD, with evidence of multi-organ dysfunction following hematopoietic stem cell transplantation, or HSCT. Based on timelines established by the Prescription Drug User Fee Act, or PDUFA, we expect FDA review of the NDA to be completed by March 31, 2016. However, the FDA does not always meet the timelines established by PDUFA, and it is possible that the FDA’s review of our NDA will not be completed by the PDUFA date, in which case our plans for commercialization of defibrotide in the U.S. may be delayed. In any event, we cannot predict whether our NDA will be approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we have proposed. In addition, approval of our NDA is dependent on our and our supplier’s ability to obtain FDA certification of Good Manufacturing Practices in connection with the manufacturing of the defibrotide drug compound and the processing of defibrotide into finished product for the U.S. market and on the outcome of FDA inspections of clinical sites and potentially other entities involved in the development of defibrotide. In May 2015, the FDA issued a Form 483 to the entity that manufactures the defibrotide finished product that included observations related to the facility where the product is manufactured.  Failure by such entity to timely remediate the observations to the FDA’s satisfaction or the discovery of issues that impact the defibrotide finished product could have an adverse impact on the potential approval of our NDA for defibrotide, including the timing thereof.
We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of VOD patients who are indicated for treatment with Defitelio/defibrotide (particularly if the FDA requires more narrow or restricted labeling than we have proposed); the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide; the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product; the lack of experience of U.S. physicians in diagnosing and treating VOD; and challenges to our ability to develop the product for additional indications. Any of these risks could have a material adverse effect on our anticipated revenue from Defitelio/defibrotide and our business, financial condition, results of operations and growth prospects.
In addition to risks specifically related to Xyrem, Erwinaze and Defitelio/defibrotide, we are subject to other challenges and risks specific to our business, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including: the challenges of protecting and enhancing our intellectual property rights; delays or problems in the supply or manufacture of our products, particularly with respect to certain products as to which we maintain limited inventories, including products for which our supply demands are growing, and our dependence on single source suppliers to continue to meet our ongoing commercial demand or our requirements for clinical trial supplies; the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and prescription drug pricing in the United States and worldwide; and the challenges of compliance with the requirements of the FDA, DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, adverse event reporting and product recalls or withdrawals.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of September 30, 2015, five customers accounted for 88% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 67% of gross accounts receivable and McKesson Corporation and its affiliates, or McKesson, which accounted for 10% of gross accounts receivable. As of December 31, 2014, five customers accounted for 86% of gross accounts receivable, including Express Scripts, which accounted for 66% of gross accounts receivable, and IDIS Limited, which accounted for 11% of gross accounts receivable.
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

Basic and diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Jazz Pharmaceuticals plc	$87,960	$25,766	$246,774	$(23,225)
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	61,435	60,305	61,145	59,457
Dilutive effect of employee equity incentive and purchase plans	1,719	2,288	1,927	—
Dilutive effect of warrants	—	87	—	—
Weighted-average ordinary shares used in per share calculation - diluted	63,154	62,680	63,072	59,457

Net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.43	$0.43	$4.04	$(0.39)
Diluted	$1.39	$0.41	$3.91	$(0.39)
For the nine months ended September 30, 2014, potentially dilutive ordinary shares from employee equity incentive and purchase plans and warrants were not included in the diluted net loss attributable to Jazz Pharmaceuticals plc per ordinary share because the inclusion of such shares would have an anti-dilutive effect.
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, warrants and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options and warrants, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share because the average price of our ordinary shares for the three and nine months ended September 30, 2015 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) attributable to Jazz Pharmaceuticals plc per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
1.875% exchangeable senior notes due 2021	2,878	1,502	2,878	506
Options to purchase ordinary shares and RSUs	1,644	883	1,517	5,475
Warrants to purchase ordinary shares	—	—	—	618
Ordinary shares under ESPP	—	—	—	130
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-03, “Interest - Imputation of Interest”, or ASU No. 2015-03. ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. ASU No. 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting”, or ASU No. 2015-15. ASU No. 2015-15 indicates that the guidance in ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for us beginning January 1, 2016 and requires retrospective application. This guidance is not expected to have a material impact on our consolidated balance sheets or related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, or ASU No. 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred by one year the effective date of ASU No. 2014-09 which will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. We are currently assessing our approach to the adoption of this standard and the potential impact on our results of operations and financial position.

2. Disposition
In March 2015, we sold certain products and the related business that we originally acquired as part of our acquisition of EUSA Pharma Inc. The purchase price for the products and related business was $34.0 million, subject to pre- and post-closing purchase price adjustments. We received approximately $33 million in cash after purchase price adjustments were made.
We recognized a loss on disposal of $0.2 million in the nine months ended September 30, 2015 within selling, general and administrative expenses in our condensed consolidated statements of operations. The related assets met the assets held for sale criteria and were reclassified to assets held for sale as of December 31, 2014. Goodwill was allocated to these assets using the relative fair value method. We have determined that the disposition of these assets did not qualify for reporting as a discontinued operation, because the sale does not represent a strategic shift that has or will have a major effect on our operations and financial results.

3. Fair Value Measurement
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$193,256	$—	$—	$193,256	$193,256
Time deposits	805,603	—	—	805,603	805,603
Totals	$998,859	$—	$—	$998,859	$998,859

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$338,262	$—	$—	$338,262	$338,262
Time deposits	345,780	—	—	345,780	345,780
Totals	$684,042	$—	$—	$684,042	$684,042
Cash equivalents are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of operations.

The following table summarizes, by major security type, our available-for-sale securities as of September 30, 2015 and December 31, 2014 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2015		December 31, 2014
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$805,603	$805,603	$345,780	$345,780
As of September 30, 2015, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
There were no transfers between the different levels of the fair value hierarchy in 2015 or in 2014.
As of September 30, 2015, the estimated fair value of our 2021 Notes was approximately $587 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and revolving credit facility and other borrowings were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).
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

4. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$3,437	$3,570
Work in process	12,587	9,870
Finished goods	13,994	16,597
Total inventories	$30,018	$30,037

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2014	$702,713
Foreign exchange	(33,684)
Balance at September 30, 2015	$669,029

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2015				December 31, 2014
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.2	$1,350,676	$(305,982)	$1,044,694	$1,450,606	$(259,889)	$1,190,717
Manufacturing contracts	2.3	12,037	(5,088)	6,949	13,012	(3,060)	9,952
Trademarks	—	2,891	(2,891)	—	2,914	(2,896)	18
Total finite-lived intangible assets		1,365,604	(313,961)	1,051,643	1,466,532	(265,845)	1,200,687
Acquired IPR&D assets		219,134	—	219,134	236,748	—	236,748
Total intangible assets		$1,584,738	$(313,961)	$1,270,777	$1,703,280	$(265,845)	$1,437,435
The decrease in the gross carrying amount of intangible assets as of September 30, 2015 compared to December 31, 2014 is primarily due to the negative impact of foreign currency translation adjustments, mainly due to the strengthening of the U.S. dollar against the euro.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2015, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2015 (remainder)	$24,172
2016	92,510
2017	92,510
2018	89,623
2019	89,399
Thereafter	663,429
Total	$1,051,643

6. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Construction-in-progress	$61,061	$37,145
Computer software	14,050	10,634
Computer equipment	11,266	7,670
Leasehold improvements	8,782	7,931
Machinery and equipment	5,862	6,408
Furniture and fixtures	2,339	2,220
Land and buildings	1,775	1,547
Subtotal	105,135	73,555
Less accumulated depreciation and amortization	(21,683)	(15,192)
Property and equipment, net	$83,452	$58,363

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Rebates and other sales deductions	$63,676	$51,899
Employee compensation and benefits	33,893	46,143
Accrued milestone payment	25,000	—
Sales returns reserve	7,757	14,039
Royalties	5,340	7,964
Professional fees	3,808	3,295
Accrued interest	1,927	10,327
Accrued construction-in-progress	1,690	4,931
Other	23,284	25,493
Total accrued liabilities	$166,375	$164,091

7. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2015	December 31, 2014
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(113,108)	(124,735)
1.875% exchangeable senior notes due 2021, net	461,892	450,265
Term loans	747,250	890,479
Borrowings under revolving credit facility	80,000	—
Other borrowings	550	1,684
Total debt	1,289,692	1,342,428
Less current portion	117,589	9,428
Total long-term debt	$1,172,103	$1,333,000
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
As of September 30, 2015, the interest rate on the term loan was 2.09% and the effective interest rate was 2.38%. As of September 30, 2015, we had a balance outstanding of $80.0 million under the revolving credit facility and a further $1.1 million was committed for an outstanding letter of credit. As of September 30, 2015, the interest rate on borrowings under the revolving credit facility was 1.96%. In October 2015, we repaid the remaining $80.0 million balance then outstanding under the revolving credit facility in full.
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
The June 2015 credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to (a) not exceed a maximum secured net leverage ratio or (b) not fall below a cash interest coverage ratio. We were, as of September 30, 2015, and are currently, in compliance with these financial covenants.
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
As of September 30, 2015, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2015 (remainder)	$9,397
2016	37,590
2017	42,280
2018	61,037
2019	79,792
Thereafter	1,175,454
Total	$1,405,550
As of September 30, 2015, we recorded the balance outstanding under our revolving credit facility of $80.0 million in current liabilities based on our intent to repay this amount in October 2015.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2015 and December 31, 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating leases as of September 30, 2015 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2015 (remainder)	$2,874
2016	11,683
2017	12,556
2018	8,054
2019	7,197
Thereafter	73,296
Total	$115,660
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. The lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of five years each. We are obligated to make lease payments totaling approximately $88 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of September 30, 2015, we recorded project construction costs of $2.7 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. In the three and nine months ended September 30, 2015, we recorded rent expense associated with the ground lease of $0.5 million and $1.3 million, respectively, in our condensed consolidated statements of operations.
In April 2015, we amended an existing operating sublease for office space in Palo Alto, California for additional office space and extended the term of this sublease to December 2017. As a result of the amendment, we are obligated to make additional lease payments of approximately $10 million. We also obtained an option to extend the term of the sublease twice for a period of one year each.
As of September 30, 2015, we had $25.6 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
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
On April 1, 2014 and January 15, 2015, we received additional notices of Paragraph IV Certification from Roxane regarding newly issued patents for Xyrem listed in the Orange Book. On February 20, 2015, we filed a new lawsuit against Roxane in the District Court, alleging that three of our patents covering Xyrem are infringed or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe these patents. On April 20, 2015, Roxane moved to dismiss claims involving our patent covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid) on the grounds that this patent does not cover patentable subject matter. On October 29, 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patent that was the subject of Roxane’s motion. We cannot predict the timing or outcome of events in this matter or its impact on the Roxane consolidated case.
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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court, alleging that 15 of our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. On March 23, 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. On November 4, 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Watson’s motion. We cannot predict the timing or outcome of events in this litigation.
In January 2015, Amneal, Ranbaxy and Watson proposed the consolidation of their respective cases and a consolidated schedule to the District Court, while Par sought its own proposed schedule with the District Court, notwithstanding the prior consolidation of portions of the Par and Amneal cases. In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case, the Amneal/Par/Ranbaxy/Watson consolidated case. The schedule for the Amneal/Par/Ranbaxy/Watson consolidated case has been postponed pending resolution of a request by the defendants that the District Court limit the number of asserted claims. We cannot predict the timing or outcome of events in the Amneal/Par/Ranbaxy/Watson consolidated case or their impact on other ongoing proceedings with any ANDA filer.
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
On July 23, 2015, we received a Paragraph IV Certification from Lupin Inc., or Lupin, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Lupin’s Paragraph IV Certification alleged that 16 patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Lupin’s proposed generic product. On September 2, 2015, we filed a lawsuit in the District Court alleging that 18 of our patents covering Xyrem are or will be infringed by Lupin’s ANDA and seeking a permanent injunction to prevent Lupin from introducing a generic version of Xyrem that would infringe our patents. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
Also on July 23, 2015, we received an additional notice of Paragraph IV Certification from Amneal regarding a newly issued patent for Xyrem listed in the Orange Book. On September 1, 2015, we filed a lawsuit against Amneal in the District Court alleging that our patent is or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On September 2, 2015, we received an additional notice of Paragraph IV Certification from Par regarding a newly issued patent for Xyrem listed in the Orange Book. On October 19, 2015, we filed a lawsuit against Par in the District Court alleging that our patent is or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On October 12, 2015, we received an additional notice of Paragraph IV Certification under the ANDA filed by Ranbaxy in June 2014 from Sun Pharmaceutical Industries, Ltd., or Sun, regarding a newly issued patent for Xyrem listed in the Orange Book. Sun acquired Ranbaxy in March 2015. We expect to file a lawsuit against Sun in the District Court alleging that our patent is or will be infringed by Sun’s ANDA and seeking a permanent injunction to prevent Sun from introducing a generic version of Xyrem that would infringe this patent.  We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any other ANDA filer.
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
In January 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In October 2015, the PTAB issued a decision denying institution of IPR proceedings with respect to this petition. The PTAB’s decision declining to institute IPR is final and not appealable. In September 2015, certain of the ANDA filers filed a petition for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem. In October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma (prior to the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma) received notices of Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation, and CIMA and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD commenced in May 2015. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. Teva has also exercised its option for supply of an authorized generic product for FazaClo HD. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. On December 19, 2014, we and CIMA entered into an agreement with Novel settling the patent litigation against Novel, and we along with CIMA granted Novel a patent sublicense to manufacture, market and sell its generic version of FazaClo LD and, if applicable, FazaClo HD. Novel’s permitted launch date was November 2, 2015 for FazaClo LD and will be May 1, 2017 for FazaClo HD, or earlier upon the occurrence of certain events. On July 13, 2015, we entered into an agreement with Mylan settling the patent litigation against Mylan, and we granted Mylan a patent sublicense to manufacture, market, and sell its generic versions of both FazaClo LD and FazaClo HD. Mylan’s permitted launch date was November 2, 2015 for FazaClo LD and will be May 1, 2017 for FazaClo HD, or earlier depending upon the occurrence of certain events.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in the California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to a $10.5 million and an additional $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. In March 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. In July 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside of the scope of the arbitration clause in the applicable contract. That ruling was affirmed by the California Court of Appeal in January 2014, and the case was remanded to Superior Court for discovery and trial. Trial is currently scheduled for March 2016. We cannot predict the specific timing or outcome of this litigation.
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

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2015	$1,371,144	$64	$1,371,208
Acquisition of noncontrolling interests	(5)	(55)	(60)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	34,025	—	34,025
Employee withholding taxes related to share-based awards	(25,402)	—	(25,402)
Share-based compensation	67,729	—	67,729
Tax benefit from employee share options	(320)	—	(320)
Shares repurchased	(21,302)	—	(21,302)
Other comprehensive income (loss)	(109,180)	6	(109,174)
Net income (loss)	246,774	(1)	246,773
Shareholders' equity at September 30, 2015	$1,563,463	$14	$1,563,477

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2014	$1,295,534	$—	$1,295,534
Noncontrolling interests from the Gentium Acquisition	—	136,578	136,578
Acquisition of noncontrolling interests	(1,529)	(135,421)	(136,950)
Issuance of 1.875% exchangeable senior notes due 2021	126,862	—	126,862
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans and warrant exercises	48,452	—	48,452
Employee withholding taxes related to share-based awards	(17,306)	—	(17,306)
Share-based compensation	50,919	—	50,919
Tax benefit from employee share options	4,075	—	4,075
Shares repurchased	(29,973)		(29,973)
Other comprehensive loss	(113,286)	(7)	(113,293)
Net loss	(23,225)	(1,060)	(24,285)
Shareholders' equity at September 30, 2014	$1,340,523	$90	$1,340,613
Share Repurchase Programs
In May 2013, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In the nine months ended September 30, 2015, we spent a total of $21.3 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $172.43 per share. All ordinary shares repurchased by us were canceled. We completed this share repurchase program in August 2015 by repurchasing all $200 million of ordinary shares authorized to be repurchased. On November 5, 2015, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will be at management’s discretion and will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the June 2015 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss attributable to Jazz Pharmaceuticals plc as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(122,097)	$(122,097)
Other comprehensive loss	(109,180)	(109,180)
Balance at September 30, 2015	$(231,277)	$(231,277)
During the nine months ended September 30, 2015, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the strengthening of the U.S. dollar against the euro.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Xyrem® (sodium oxybate) oral solution	$242,899	$204,337	$703,435	$556,081
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	56,317	52,121	152,821	146,910
Defitelio® (defibrotide)/defibrotide	19,639	18,892	52,259	51,345
Prialt® (ziconotide) intrathecal infusion	6,042	6,282	19,944	16,422
Psychiatry	9,910	10,833	28,375	32,431
Other	3,947	11,942	21,061	35,304
Product sales, net	338,754	304,407	977,895	838,493
Royalties and contract revenues	2,118	2,177	6,027	6,240
Total revenues	$340,872	$306,584	$983,922	$844,733
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$305,585	$264,719	$877,397	$727,200
Europe	26,076	32,578	82,837	87,608
All other	9,211	9,287	23,688	29,925
Total revenues	$340,872	$306,584	$983,922	$844,733
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Express Scripts	71%	67%	71%	66%
McKesson	14%	1%	5%	5%
Accredo Health Group, Inc.	—%	14%	8%	14%

At the end of the second quarter of 2015, we transitioned the U.S. distribution of Erwinaze from Accredo Health Group, Inc. to McKesson.

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	September 30, 2015	December 31, 2014
Ireland	$60,447	$37,775
United States	12,255	9,795
Italy	8,424	8,462
Other	2,326	2,331
Total long-lived assets	$83,452	$58,363

11. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative	$19,542	$14,834	$54,843	$40,051
Research and development	2,786	3,177	10,137	8,862
Cost of product sales	786	240	2,253	1,705
Total share-based compensation expense, pre-tax	23,114	18,251	67,233	50,618
Tax benefit from share-based compensation expense	(6,658)	(5,469)	(19,722)	(15,171)
Total share-based compensation expense, net of tax	$16,456	$12,782	$47,511	$35,447
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares underlying options granted (in thousands)	106	135	1,056	942
Grant date fair value	$60.34	$51.73	$57.85	$60.40
Black-Scholes option pricing model assumption information:
Volatility	40%	42%	39%	45%
Expected term (years)	4.2	4.3	4.2	4.3
Range of risk-free rates	1.3-1.4%	1.3-1.4%	1.1-1.4%	1.1-1.4%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RSUs granted (in thousands)	40	68	406	459
Grant date fair value	$179.10	$145.58	$175.22	$160.00

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period of four years.
As of September 30, 2015, compensation cost not yet recognized related to unvested share options and RSUs was $83.4 million and $93.8 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.3 years, respectively.

12. Restructuring
In the fourth quarter of 2014, we incurred severance costs for terminated employees in connection with our decision to discontinue sales representative-led promotion of our psychiatry products starting in 2015. In addition, we initiated a restructuring plan related to the consolidation of our U.K. office locations and incurred costs of severance for terminated employees and facility closure costs in connection with this plan. The one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits. We recorded costs related to these one-time termination benefits of $0.4 million in the nine months ended September 30, 2015 within selling, general and administrative expenses in our condensed consolidated statements of operations. Facility closure costs of $0.2 million incurred in the nine months ended September 30, 2015 were recorded within selling, general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2015, we had incurred total termination benefit and facility closure costs of $2.2 million and $0.3 million, respectively, in connection with these plans. We do not expect to incur additional termination benefit or facility closure costs in connection with these plans.
The following table summarizes the amounts related to restructuring through September 30, 2015 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2014	$1,823	$118	$1,941
Costs incurred during the period	381	172	553
Cash payments	(2,204)	(290)	(2,494)
Balance at September 30, 2015	$—	$—	$—
The balance as of December 31, 2014 was included within accrued liabilities in our condensed consolidated balance sheets.

13. Income Taxes
Our income tax provision for the three and nine months ended September 30, 2015 was $29.9 million and $92.7 million, respectively, compared to $24.2 million and $60.6 million for the same periods in 2014. Our effective tax rates for the three and nine months ended September 30, 2015 were 25.4% and 27.3%, respectively. After adjusting the income before income tax provision for the three months ended September 30, 2014 by excluding an upfront payment of $75.0 million for rights to defibrotide in the Americas, the effective tax rate on the resulting income before income tax provision for the three months ended September 30, 2014 was 19.4%. After adjusting the loss before income tax provision for the nine months ended September 30, 2014 by excluding upfront and milestone payments of $202.0 million for rights to JZP-110 and to defibrotide in the Americas, which were acquired by our subsidiary in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for the nine months ended September 30, 2014 was 25.4%. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to the impact of changes in U.S. state valuation allowances during 2014, partially offset by changes in income mix among the various jurisdictions in which we operate, increased originating tax credits and increased deductions available in relation to subsidiary equity. The increase in the effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the impact of impairments of intangible assets and changes in U.S. state valuation allowances during 2014, partially offset by changes in income mix among the various jurisdictions in which we operate, increased originating tax credits and increased deductions available in relation to subsidiary equity. The effective tax rates for the three and nine months ended September 30, 2015 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
In the three and nine months ended September 30, 2015, our total net product sales increased by 11% and 17%, respectively, compared to the same periods in 2014, primarily due to increases in Xyrem product sales. Total net product sales are expected to increase in 2015 over 2014, primarily due to anticipated growth in sales of our lead marketed products. For additional information regarding our net product sales, see “—Results of Operations.”
On February 27, 2015, the FDA notified Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, of the FDA’s approval of the risk evaluation and mitigation strategy, or REMS, for Xyrem in the form submitted by us in November 2014, which includes provisions requiring distribution through a single pharmacy. We implemented the final approved Xyrem REMS and submitted the initial assessment required under the approved REMS in late August 2015. We expect to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval notice.
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
In September 2015, the FDA accepted for filing with priority review our new drug application, or NDA, for defibrotide for the treatment of VOD with evidence of multi-organ dysfunction following HSCT. Based on timelines established by the Prescription Drug User Fee Act, or PDUFA, we expect FDA review of the NDA to be completed by March 31, 2016. However, the FDA does not always meet the timelines established by PDUFA, and it is possible that the FDA’s review of our NDA will not be completed by the PDUFA date, in which case our plans for commercialization of defibrotide in the U.S. may be delayed. In any event, we cannot predict whether our NDA will be approved in a timely manner, if at all.

We began to launch Defitelio in certain European countries in 2014, and in 2015 we have continued to launch the product in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions in additional European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. Defibrotide has been, and continues to be, provided to patients where it is not commercially available through an expanded access treatment protocol that is open under an investigational new drug application in the United States and on a named patient basis elsewhere.
We continue to execute on our research and development activities, which include clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas. A summary of the status of our development pipeline activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	EDS in narcolepsy	Phase 3 clinical trial initiated in the second quarter of 2015
	EDS in obstructive sleep apnea, or OSA	Two Phase 3 clinical trials initiated in the second quarter of 2015
JZP-386	EDS in narcolepsy	Phase 1 clinical trials completed
Xyrem	Cataplexy in narcolepsy in children and adolescents	Phase 3 clinical trial initiated in the fourth quarter of 2014
Hematology/Oncology
Defibrotide	VOD with evidence of multi-organ dysfunction following HSCT	NDA accepted for filing with priority review by the FDA in the third quarter of 2015
JZP-416	ALL	Phase 1 clinical trial in Europe completed; enrollment suspended in pivotal Phase 2 clinical trial in North America in first quarter of 2015
LeukotacTM	Steroid refractory acute graft vs. host disease, or GvHD	Phase 3 clinical trial completed in the second quarter of 2015; development discontinued in fourth quarter of 2015
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

•
JZP-386. JZP-386 is a deuterium-modified analog of sodium oxybate, the active pharmaceutical ingredient in Xyrem, which we licensed from Concert Pharmaceuticals, Inc. in February 2013. We have conducted preclinical research and development work on JZP-386 for its potential use in patients with narcolepsy. The first study of JZP-386 in humans to evaluate the safety, pharmacokinetics and pharmacodynamics of the compound was conducted in 2014 under an approved investigational medicinal product dossier for JZP-386 in Europe. We completed a second Phase 1 study in the second quarter of 2015. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased pharmacodynamics effects at clinically relevant time points compared to Xyrem. The safety profile of JZP-386 was similar to that observed with Xyrem. Although we determined that the results did not support advancing into a later-stage clinical trial of JZP-386 at that time, we are further evaluating JZP-386, including exploring formulation options designed to enhance the positive effects observed in the studies to achieve an improved product profile.

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

In the hematology and oncology area, our development activities have been focused on the following:

•
Defibrotide. We are engaged in activities related to the potential approval of defibrotide in the United States. In September 2015, the FDA accepted for filing with priority review our NDA for defibrotide for the treatment of VOD with evidence of multi-organ dysfunction following HSCT. We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in additional indications.

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

•
Leukotac. In the second quarter of 2015, we completed a Phase 3 clinical trial in Europe of Leukotac (inolimomab), an anti-CD25 monoclonal antibody for the treatment of steroid-refractory acute GvHD. Based on our analysis of trial data, we recently decided to discontinue development of Leukotac.

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
Over the past two years, we have made targeted investments to strengthen our operational capabilities to support our lead marketed products and product candidates in our primary therapeutic areas. During 2014, we reorganized our operations in Europe to focus on our hematology/oncology therapeutic area following our acquisition of Gentium S.p.A. in January 2014, or the Gentium Acquisition, and streamlined our U.S. commercial operations to devote more resources to our lead marketed products. In March 2015, we sold certain products and the related business that we acquired as part of our acquisition of EUSA Pharma Inc., or the EUSA Acquisition, to allow us to focus our European commercial operations on Erwinase and Defitelio. In the Gentium Acquisition, we acquired a manufacturing facility located in Italy that produces active pharmaceutical ingredients, including defibrotide. We also have completed construction of a manufacturing and development facility in Ireland and expect to begin operations at the facility in 2016.
On June 18, 2015, we entered into a credit agreement, which we refer to as the June 2015 credit agreement, and terminated the credit agreement that we entered into in June 2012, as subsequently amended, which we refer to as the 2012 credit agreement. The June 2015 credit agreement provides for a five-year $750.0 million principal amount term loan, which was drawn in full at closing, and a five-year $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the 2012 credit agreement and to pay related fees and expenses. In October 2015, we repaid the remaining balance then outstanding under the revolving credit facility in full. Borrowings under the June 2015 credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 1.25% per annum, based upon our secured leverage ratio.
We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy in 2015. For example, our financial results remain significantly influenced by sales of Xyrem, which accounted for 71.7% and 71.9% of our net product sales in the three and nine months ended September 30, 2015, respectively, and 67.0% of our net product sales for the year ended December 31, 2014. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, seven abbreviated new drug applications, or ANDAs, have been filed with the FDA by third parties seeking to market generic versions of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and the litigation proceedings are ongoing. We cannot predict the timing or outcome of these proceedings. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer,

Roxane Laboratories, Inc., or Roxane, could occur as early as the first quarter of 2016. In addition, in January 2015, certain of the ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In September and October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem and with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). In addition, in April 2015, a hedge fund filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. The PTAB issued a decision denying institution of IPR proceedings with respect to this petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In late August 2015, we implemented the final Xyrem REMS approved by the FDA in late February 2015. The process under which enrolled patients receive Xyrem is complex and includes multiple mandatory steps taken by the central pharmacy. The transition to the final approved REMS necessitated significant operational changes at the central pharmacy and revised documentation requirements for patients and prescribers. In the third quarter of 2015, Xyrem product sales were impacted by operational disruption and resulting delays in prescription fills and refills. As physicians and patients familiarized themselves with the new REMS process and documentation requirements, the central pharmacy experienced a significantly increased volume of calls from patients and physicians’ offices that the pharmacy was not able to timely address, resulting in a backlog of prescription fills and refills that were delayed. We have identified and are addressing with the central pharmacy to the extent feasible the processes that led to the operational delays, and to date in the fourth quarter, we have observed an improvement in key operational metrics compared to the third quarter.  However, we may experience further disruptions and resulting adverse impacts on Xyrem product sales. In addition, we cannot guarantee that our implementation of the Xyrem REMS will meet FDA requirements, that the ongoing assessments that we submit in accordance with the FDA’s Xyrem REMS approval will be satisfactory to the FDA, or that the Xyrem REMS will satisfy the FDA’s expectations in its anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS to the satisfaction of the FDA or to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; continue to negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it more difficult or expensive for us to distribute Xyrem, make it easier for future generic competitors, and/or negatively affect sales of Xyrem.
We may face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors. In January 2014, the FDA held an initial meeting with us and the three then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. In October 2015, the FDA held a telephonic meeting with us and the seven current sodium oxybate ANDA applicants to discuss the status of the development of a single shared REMS for sodium oxybate. The parties had regular interactions with respect to developing a single shared REMS prior to this meeting, and we are seeking to continue the interactions with the goal of developing a single shared REMS. We cannot predict whether, or to what extent, interactions among the parties will continue or whether we will develop a single shared REMS. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs from our approved Xyrem REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. In addition, the Federal Trade Commission, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval notice that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act) or have engaged in other anticompetitive practices.

Obtaining and maintaining appropriate reimbursement for Xyrem in the U.S. is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and prescription drug pricing, pricing pressure from third party payors and increasingly restrictive reimbursement conditions being imposed by third party payors. In this regard, we have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other pricing terms for Xyrem. Any such restrictive pricing terms or additional reimbursement conditions could have a material adverse effect on our Xyrem revenues. In addition, drug pricing by pharmaceutical companies has recently come under close scrutiny, particularly with respect to companies that have increased the price of products after acquiring those products from other companies. We expect that healthcare policies and reforms intended to curb healthcare costs will continue to be proposed, which could limit the prices that we charge for our products, including Xyrem, limit our commercial opportunity and/or negatively impact revenues from sales of our products. Also, price increases on Xyrem and our other products, and negative publicity regarding pricing and price increases generally, whether with respect to our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of Xyrem and our other products.
Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 16.6% and 15.6% of our total net product sales in the three and nine months ended September 30, 2015, respectively, and 17.2% of our total net product sales for the year ended December 31, 2014. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. In particular, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality challenges or other manufacturing difficulties. We have limited inventory of Erwinaze, which puts us at significant risk of not being able to meet product demand. Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. As of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton BioPharma Limited, or PBL, a limited liability company that is wholly owned by the U.K. Secretary of State for Health. We are now working with PBL on matters related to Erwinaze supply. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from any quality or other issues. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised. Although we are taking steps to improve the Erwinaze manufacturing process, if our ongoing efforts are not successful, we could experience additional Erwinaze supply interruptions in the future, which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, while we continue to work with the manufacturer of Erwinaze to evaluate potential steps to expand production capacity to increase the supply of Erwinaze over the longer term to address worldwide demand, our ability to maintain or increase sales of Erwinaze may be limited by our ability to obtain a sufficient supply of the product.
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
We cannot predict whether our NDA for defibrotide will be approved by the FDA in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we have proposed. In addition, approval of our NDA is dependent on our and our supplier’s ability to obtain FDA certification of Good Manufacturing Practices in connection with the manufacturing of the defibrotide drug compound and the processing of defibrotide into finished product for the U.S. market and on the outcome of FDA inspections of clinical sites and potentially other entities involved in the development of defibrotide. In May 2015, the FDA issued a Form 483 to the entity that manufactures the defibrotide finished product that included observations related to the facility where the product is manufactured.  Failure by such entity to timely remediate the observations to the FDA’s satisfaction or the discovery of issues that impact the defibrotide finished product could have an adverse impact on the potential approval of our NDA for defibrotide, including the timing thereof.
We also face challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of VOD patients who are indicated for treatment with Defitelio/defibrotide (particularly if the FDA requires more narrow or restricted labeling than we have proposed); the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide; the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product; the lack of experience of U.S. physicians in diagnosing and treating VOD; and challenges to our ability to develop the product for additional indications. Any of these risks could have a material adverse effect on our anticipated revenue from Defitelio/defibrotide and our business, financial condition, results of operations and growth prospects.
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

•
the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and prescription drug pricing in the United States and worldwide;

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

Results of Operations
The following table presents revenues and expenses for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2015	2014 (1)	(Decrease)	2015	2014 (1)	(Decrease)
Product sales, net	$338,754	$304,407	11%	$977,895	$838,493	17%
Royalties and contract revenues	2,118	2,177	(3)%	6,027	6,240	(3)%
Cost of product sales (excluding amortization and impairment of intangible assets)	28,385	26,994	5%	78,496	88,610	(11)%
Selling, general and administrative	104,044	93,501	11%	323,564	300,420	8%
Research and development	50,784	22,423	126%	105,798	60,622	75%
Acquired in-process research and development	—	75,000	N/A(2)	—	202,000	N/A(2)
Intangible asset amortization	26,127	30,630	(15)%	74,472	94,607	(21)%
Impairment charges	—	—	N/A(2)	—	32,806	N/A(2)
Interest expense, net	12,650	14,530	(13)%	44,707	36,035	24%
Foreign currency (gain) loss	977	(6,483)	N/A(2)	646	(6,680)	N/A(2)
Loss on extinguishment and modification of debt	—	—	N/A(2)	16,815	—	N/A(2)
Income tax provision	29,945	24,221	24%	92,651	60,598	53%
Net income (loss) attributable to noncontrolling interests, net of tax	—	2	N/A(2)	(1)	(1,060)	N/A(2)
_____________________________

(1)	Our financial results include the financial results of the historic Gentium business following the closing of the Gentium Acquisition on January 23, 2014.

(2)	Comparison to prior period not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2015	2014	(Decrease)	2015	2014	(Decrease)
Xyrem® (sodium oxybate) oral solution	$242,899	$204,337	19%	$703,435	$556,081	26%
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	56,317	52,121	8%	152,821	146,910	4%
Defitelio® (defibrotide)/defibrotide	19,639	18,892	4%	52,259	51,345	2%
Prialt® (ziconotide) intrathecal infusion	6,042	6,282	(4)%	19,944	16,422	21%
Psychiatry	9,910	10,833	(9)%	28,375	32,431	(13)%
Other	3,947	11,942	(67)%	21,061	35,304	(40)%
Product sales, net	338,754	304,407	11%	977,895	838,493	17%
Royalties and contract revenues	2,118	2,177	(3)%	6,027	6,240	(3)%
Total revenues	$340,872	$306,584	11%	$983,922	$844,733	16%
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  Price increases were instituted in August 2014 and February 2015. Xyrem product sales volume increased by 4% and 8% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The sales volume increase was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who have restarted Xyrem therapy and active patients who remained on Xyrem therapy. Erwinaze product sales increased in the three and nine months ended September 30, 2015 compared to the same periods in 2014, due to an increase in product demand and initial inventory build-up by a new distributor and, to a lesser extent, price increases instituted in January 2015 and July 2015, partially offset by higher chargebacks and rebates resulting from increased utilization under the 340B drug pricing discount and Medicaid programs. The increase in product demand was primarily driven by existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase and, to a lesser extent, a growth in new treatment sites prescribing Erwinaze. Defitelio/defibrotide product sales increased in the three months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in sales volume, partially offset by the impact of foreign exchange rates on sales made in euro. Defitelio/defibrotide product sales increased in the nine months ended September 30, 2015 compared to the period beginning from the closing of the Gentium Acquisition on January 23, 2014 to September 30, 2014, primarily due to an increase in sales volume and, to a lesser extent, higher average net selling prices, partially offset by the impact of foreign exchange rates on sales made in euro and the discontinuation of the cost recovery program in the U.S. In July 2014, we ceased our U.S. cost recovery program, and, since that time, patients in the U.S. receive defibrotide at no cost through an expanded access program. Prialt product sales decreased in the three months ended September 30, 2015 compared to the same period in 2014, primarily due to a slight decrease in sales volumes. Prialt product sales increased in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in sales volumes. Psychiatry product sales decreased in the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to generic competition. Other sales decreased in the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to our sale of certain products and the related business that we acquired as part of the EUSA Acquisition. We expect total product sales will increase in 2015 over 2014, primarily due to anticipated growth in sales of our lead marketed products, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues decreased slightly in the three and nine months ended September 30, 2015 compared to the same periods in 2014. We expect royalties and contract revenues in 2015 to be lower than 2014 due to a milestone payment of $2.0 million that we received in 2014.

Cost of Product Sales
Cost of product sales increased in the three months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in inventory provisions and an increase in net product sales, partially offset by a change in product mix. Cost of product sales decreased in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to acquisition accounting inventory fair value step-up adjustments of $10.5 million in the nine months ended September 30, 2014 and a change in product mix, partially offset by an increase in net product sales. Gross margin as a percentage of net product sales was 91.6% and 92.0% in the three and nine months ended September 30, 2015, respectively, compared to 91.1% and 89.4% for the same periods in 2014. The increase in our gross margin percentage in the three months ended September 30, 2015 was primarily due to a change in product mix. The increase in our gross margin percentage in the nine months ended September 30, 2015 was primarily due to a decrease in acquisition accounting inventory fair value step-up adjustments and, to a lesser extent, a change in product mix. We expect our gross margin as a percentage of net product sales in 2015 to be slightly higher than in 2014, primarily due to a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in compensation-related expenses of $3.8 million driven by higher headcount and an increase in other expenses related to the expansion of our business. Selling, general and administrative expenses increased in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in compensation-related expenses of $21.8 million driven by higher headcount and an increase in other expenses related to the expansion of our business, partially offset by a decrease in transaction and integration expenses of $22.3 million. We expect that selling, general and administrative expenses will increase in 2015 compared to 2014, primarily due to higher headcount to support our larger, global organization and an increase in other expenses related to the expansion of our business.

Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, milestone payments and other research and development costs. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of what development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects that we believe will best support the future growth of our business.
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Clinical studies and outside services	$15,732	$10,535	$47,045	$29,287
Personnel expenses	8,437	9,201	28,291	25,166
Milestone	25,000	—	25,000	—
Other	1,615	2,687	5,462	6,169
Total	$50,784	$22,423	$105,798	$60,622
Research and development expenses increased by $28.4 million and $45.2 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to a $25.0 million milestone payable that was triggered by the acceptance for filing by the FDA of our NDA for defibrotide for VOD and increased clinical studies and outside services costs driven by higher costs incurred to develop our sleep and hematology/oncology product candidates.
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
Acquired In-Process Research and Development
In the nine months ended September 30, 2014, we acquired the rights to defibrotide in the Americas for an upfront payment of $75.0 million. During this period, we also acquired the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia, for an upfront payment of $125.0 million and we paid a $2.0 million milestone which was triggered on assignment of the JZP-110 rights to us.
Intangible Asset Amortization
Intangible asset amortization decreased in the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to the cessation of amortization on intangible assets classified as assets held for sale as of December 31, 2014 and certain other intangible assets that were fully amortized in 2014 and the impact of foreign exchange rates on euro denominated assets. As a result, we expect intangible asset amortization to decrease in 2015 compared to 2014.
Impairment Charges
In the nine months ended September 30, 2014, we recorded an impairment charge of $32.8 million on acquired developed technologies related to certain products acquired as part of the EUSA Acquisition. Sales of these products were reported under “Other” products.

Interest Expense, Net
Interest expense, net decreased by $1.9 million in the three months ended September 30, 2015, compared to the same period in 2014. In June 2015, we refinanced our existing term loans and revolving credit facility and we reduced the interest rate on our term loan and revolving credit facility borrowings, which resulted in a decrease in interest expense. Interest expense, net increased by $8.7 million in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a larger debt balance. In August 2014, we issued $575.0 million principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes. We expect interest expense to be higher in 2015 compared to 2014 due to the increase in our debt balance and the amortization of the debt discount on the 2021 Notes, partially offset by the reduction in interest rates on borrowings under the June 2015 credit agreement as compared to the 2012 credit agreement.
Foreign Currency (Gain) Loss
The foreign currency (gain) loss in the three and nine months ended September 30, 2015 primarily related to the translation of euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Loss on Extinguishment and Modification of Debt
In the nine months ended September 30, 2015, we recorded a loss of $16.8 million in connection with the refinancing of our term loans and revolving credit facility in June 2015, which was comprised of $16.0 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $0.8 million related to new third party fees associated with the modification of existing debt.
Income Tax Provision
Our income tax provision for the three and nine months ended September 30, 2015 was $29.9 million and $92.7 million, respectively, compared to $24.2 million and $60.6 million for the same periods in 2014. Our effective tax rates for the three and nine months ended September 30, 2015 were 25.4% and 27.3%, respectively. After adjusting the income before income tax provision for the three months ended September 30, 2014 by excluding an upfront payment of $75.0 million for rights to defibrotide in the Americas, the effective tax rate on the resulting income before income tax provision for the three months ended September 30, 2014 was 19.4%. After adjusting the loss before income tax provision for the nine months ended September 30, 2014 by excluding upfront and milestone payments of $202.0 million for rights to JZP-110 and defibrotide in the Americas, which were acquired by our subsidiary in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for the nine months ended September 30, 2014 was 25.4%. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to the impact of changes in U.S. state valuation allowances during 2014, partially offset by changes in income mix among the various jurisdictions in which we operate, increased originating tax credits and increased deductions available in relation to subsidiary equity. The increase in the effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the impact of impairments of intangible assets and changes in U.S. state valuation allowances during 2014, partially offset by changes in income mix among the various jurisdictions in which we operate, increased originating tax credits and increased deductions available in relation to subsidiary equity. The effective tax rates for the three and nine months ended September 30, 2015 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Net Income (Loss) Attributable to Noncontrolling Interests, Net of Tax
Net income (loss) attributable to noncontrolling interests, net of tax relates to the portion of the net income (loss) of Gentium not attributable, directly or indirectly, to our ownership interest.

Non-GAAP Financial Measures
To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP basis, we use certain non-GAAP, also referred to as adjusted or non-GAAP adjusted, financial measures as shown in the table below. We believe that each of these non-GAAP financial measures is helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various acquisition and divestiture transactions effected by us. They are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses these supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP financial measures. In addition, we believe that the presentation of these non-GAAP financial measures is useful to investors because it enhances the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions, and also because our investors and analysts regularly use them to model and track our financial performance. Investors should note that these non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Investors should also note that these non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP financial measures; and we have ceased, and may in the future cease, to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. In this regard, beginning with the first quarter of 2015, we no longer include an adjustment for depreciation expense in our non-GAAP financial measures. For purposes of comparability, non-GAAP adjusted financial measures for 2014 do not include an adjustment for depreciation expense. In addition, because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures used in this Quarterly Report on Form 10-Q may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by our competitors and other companies. In the table below, adjusted net income measures attributable to Jazz Pharmaceuticals plc (and the related per share measures) exclude from GAAP net income (loss) attributable to Jazz Pharmaceuticals plc (and the related per share measures), as applicable, intangible asset amortization, share-based compensation expense, upfront and milestone payments, restructuring charges, transaction and integration costs, impairment charges, acquisition accounting inventory fair value step-up adjustments, non-cash interest expense and loss on extinguishment and modification of debt; adjust the income tax provision to the estimated amount of taxes payable in cash; and adjust for the amount attributable to noncontrolling interests.

Reconciliations of GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc	$87,960	$25,766	$246,774	$(23,225)
Intangible asset amortization	26,127	30,630	74,472	94,607
Share-based compensation expense	23,114	18,251	67,233	50,618
Upfront and milestone payments	25,000	75,000	25,000	202,000
Restructuring charges	—	—	553	—
Transaction and integration costs	—	878	155	23,518
Impairment charges	—	—	—	32,806
Acquisition accounting inventory fair value step-up adjustments	—	—	—	10,477
Non-cash interest expense	5,300	4,065	17,348	7,603
Loss on extinguishment and modification of debt	—	—	16,815	—
Income tax adjustments (2)	(8,162)	(10,649)	(11,762)	(27,493)
Adjustments for amount attributable to noncontrolling interests (3)	—	(2)	(2)	(1,504)
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc	$159,339	$143,939	$436,586	$369,407

GAAP reported net income (loss) attributable to Jazz Pharmaceuticals plc per diluted share	$1.39	$0.41	$3.91	$(0.39)
Non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc per diluted share	$2.52	$2.30	$6.92	$5.91
Weighted-average ordinary shares used in diluted per share calculation - GAAP	63,154	62,680	63,072	59,457
Weighted-average ordinary shares used in diluted per share calculation - non-GAAP	63,154	62,680	63,072	62,532
_____________________________

(1)	For purposes of comparability with our 2015 presentation, non-GAAP adjusted financial measures for 2014 do not include an adjustment for depreciation expense.

(2)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

(3)	The noncontrolling interests’ share of the above adjustments, as applicable.

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $998.9 million, borrowing availability under our revolving credit facility of $668.9 million and long-term debt of $1.4 billion. Our long-term debt included our $750.0 million aggregate principal amount term loan, $575.0 million principal amount of the 2021 Notes, borrowings under our revolving credit facility of $80.0 million and other borrowings of $0.6 million. We generated cash flows from operations of $412.2 million during the nine months ended September 30, 2015 and we expect to continue to generate positive cash flows from operations during 2015.
On June 18, 2015, we entered into the June 2015 credit agreement and terminated our 2012 credit agreement. The June 2015 credit agreement provides for a five-year $750.0 million principal amount term loan, which was drawn in full at closing, and a five-year $750.0 million revolving credit facility, of which $160.0 million was drawn at closing. We used the proceeds from initial borrowings under the June 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the 2012 credit agreement and to pay related fees and expenses. In October 2015, we repaid the remaining $80.0 million balance then outstanding under the revolving credit facility in full. We expect to use future loans under the new revolving credit facility, if any, for general corporate purposes, including potential business development activities.

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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or continue the expansion of our existing operations, such as the construction and opening of a manufacturing and development facility in Ireland announced in February 2014. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies, to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under the June 2015 credit agreement could be required for certain financings.
In May 2013, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In the nine months ended September 30, 2015, we spent a total of $21.3 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $172.43 per share. All ordinary shares repurchased by us were canceled. We completed this share repurchase program in August 2015 by repurchasing all $200 million of ordinary shares authorized to be repurchased. On November 5, 2015, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will be at management’s discretion and will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the June 2015 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$412,202	$273,344
Net cash provided by (used in) investing activities	1,112	(1,053,475)
Net cash provided by (used in) financing activities	(90,462)	721,474
Effect of exchange rates on cash and cash equivalents	(8,035)	(2,807)
Net increase (decrease) in cash and cash equivalents	$314,817	$(61,464)

Net cash provided by operating activities of $412.2 million for the nine months ended September 30, 2015 related to net income of $246.8 million, adjusted for non-cash items of $158.3 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $7.2 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $273.3 million for the nine months ended September 30, 2014 related to a net loss of $24.3 million, adjusted for upfront and milestone payments totaling $202.0 million in respect of our acquisition of rights to JZP-110 and to defibrotide in the Americas and non-cash items of $156.3 million primarily related to intangible asset amortization and impairment, share-based compensation expense and acquisition accounting inventory fair value step-up adjustments. This was partially offset by $60.7 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $50.7 million in our accounts receivable primarily due to an increase in sales and $14.9 million in respect of the payment of contingent consideration in connection with the EUSA Acquisition.
Net cash provided by investing activities for the nine months ended September 30, 2015 primarily related to net proceeds of $33.7 million from the sale of certain products and the related business that we originally acquired as part of the EUSA Acquisition, partially offset by purchases of property and equipment of $32.6 million mainly related to the construction of a manufacturing and development facility in Ireland. Net cash used in investing activities for the nine months ended September 30, 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and to defibrotide in the Americas and, to a lesser extent, purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2015 primarily related to the repayment of the principal amount of term loans outstanding under the 2012 credit agreement and other borrowings of $896.4 million, repayment of $80.0 million of borrowings under the revolving credit facility, payment of employee withholding taxes of $25.4 million related to share-based awards and $21.3 million used to repurchase our ordinary shares under our prior share repurchase program, offset by borrowings totaling $899.0 million under the June 2015 credit agreement and proceeds of $34.0 million from employee equity incentive and purchase plans. Net cash provided by financing activities for the nine months ended September 30, 2014 primarily related to net proceeds of $1,195.4 million from our long-term debt and proceeds of $48.5 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by $300.0 million used to repay outstanding borrowings under the revolving credit facility, $137.0 million for the acquisition of noncontrolling interests in Gentium, $35.1 million in respect of the payment of contingent consideration in connection with the EUSA Acquisition and $30.0 million used to repurchase our ordinary shares under our prior share repurchase program.
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
As of September 30, 2015, the interest rate on the term loan was 2.09% and the effective interest rate was 2.38%. As of September 30, 2015, we had a balance of $80.0 million under the revolving credit facility and an additional $1.1 million was committed for an outstanding letter of credit. As of September 30, 2015, the interest rate on borrowings under the revolving credit facility was 1.96%. In October 2015, we repaid the remaining $80.0 million balance then outstanding under the revolving credit facility in full.
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
The June 2015 credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The June 2015 credit agreement contains financial covenants that require us to (a) not exceed a maximum secured net leverage ratio or (b) not fall below a cash interest coverage ratio. We were, as of September 30, 2015, and are currently in compliance with these financial covenants.
Exchangeable Senior Notes
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$750,550	$37,589	$93,942	$619,019	$—
Term and other loans - interest (2)	65,290	16,178	28,669	20,443	—
2021 Notes - principal	575,000	—	—	—	575,000
2021 Notes - interest (3)	64,688	10,781	21,563	21,563	10,781
Revolving credit facility - principal (2)	80,000	80,000	—	—	—
Revolving credit facility - interest (2)	130	130	—	—	—
Revolving credit facility - commitment fee (4)	11,261	2,792	4,556	3,913	—
Milestone (1)	25,000	25,000	—	—	—
Purchase obligations (5)	27,127	25,566	400	431	730
Operating lease obligations (6)	115,660	11,408	21,815	14,178	68,259
Total	$1,714,706	$209,444	$170,945	$679,547	$654,770
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270.0 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In 2014, we entered into a definitive agreement to acquire rights to defibrotide in the United States and all other countries in the Americas from Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau. In September 2015, the FDA accepted for filing with priority review our NDA for defibrotide and, as a result, a milestone payment of $25.0 million to Sigma-Tau was included within accrued liabilities as of September 30, 2015. Sigma-Tau is eligible to receive up to an additional $150.0 million based on the timing of potential FDA approval of defibrotide for VOD. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $286.0 million, of which up to $120.0 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75.0 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
The interest rate for our term loan was 2.09% at September 30, 2015, which we used to estimate interest owed on the term loan outstanding on September 30, 2015 until the maturity date in June 2020. The interest rate for the revolving credit facility was 1.96% at September 30, 2015, which we used to estimate interest owed on borrowings from the revolving credit facility on September 30, 2015 until we repaid the revolving credit facility in full in October 2015. The balance outstanding under our revolving credit facility at September 30, 2015 of $80.0 million was included within current liabilities based on our intent to repay this amount in October 2015.

(3) We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of September 30, 2015 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $668.9 million as of September 30, 2015 and $748.9 million as of October 2015 to estimate commitment fees owed. Undrawn borrowing capacity does not include an amount of $1.1 million committed under an outstanding letter of credit.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s current plans, objectives, estimates, expectations and intentions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below.
Interest Rate Risk. On June 18, 2015, we entered into the June 2015 credit agreement, which provides for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $80.0 million in borrowings was outstanding as of September 30, 2015. We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. Based on indebtedness under our term loan of $750.0 million as of September 30, 2015, a 1.0% increase in interest rates would increase the related net interest expense for the remainder of 2015 by $1.9 million. In October 2015, we repaid the remaining $80.0 million balance then outstanding under the revolving credit facility in full.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 1, 2014 and January 15, 2015, we received additional notices of Paragraph IV Certification from Roxane regarding newly issued patents for Xyrem listed in the Orange Book. On February 20, 2015, we filed a new lawsuit against Roxane in the District Court, alleging that three of our patents covering Xyrem are infringed or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe these patents. On April 20, 2015, Roxane moved to dismiss claims involving our patent covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid) on the grounds that this patent does not cover patentable subject matter. On October 29, 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of inter partes review, or IPR, proceedings before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, relating to the patent that was the subject of Roxane’s motion. We cannot predict the timing or outcome of events in this matter or its impact on the Roxane consolidated case.
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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court, alleging that 15 of our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. On March 23, 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. On November 4, 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Watson’s motion. We cannot predict the timing or outcome of events in this litigation.
In January 2015, Amneal, Ranbaxy and Watson proposed the consolidation of their respective cases and a consolidated schedule to the District Court, while Par sought its own proposed schedule with the District Court, notwithstanding the prior consolidation of portions of the Par and Amneal cases. In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case, the Amneal/Par/Ranbaxy/Watson consolidated case. The schedule for the Amneal/Par/Ranbaxy/Watson consolidated case has been postponed pending resolution of a request by the defendants that the District Court limit the number of asserted claims. We cannot predict the timing or outcome of events in the Amneal/Par/Ranbaxy/Watson consolidated case or their impact on other ongoing proceedings with any ANDA filer.
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
On July 23, 2015, we received a Paragraph IV Certification from Lupin Inc., or Lupin, that it has submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Lupin’s Paragraph IV Certification alleged that 16 patents listed in the Orange Book for Xyrem are invalid, unenforceable, and/or will not be infringed by Lupin’s proposed generic product. On September 2, 2015, we filed a lawsuit in the District Court alleging that 18 of our patents covering Xyrem are or will be infringed by Lupin’s ANDA and seeking a permanent injunction to prevent Lupin from introducing a generic version of Xyrem that would infringe our patents. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
Also on July 23, 2015, we received an additional notice of Paragraph IV Certification from Amneal regarding a newly issued patent for Xyrem listed in the Orange Book. On September 1, 2015, we filed a lawsuit against Amneal in the District Court alleging that our patent is or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On September 2, 2015, we received an additional notice of Paragraph IV Certification from Par regarding a newly issued patent for Xyrem listed in the Orange Book. On October 19, 2015, we filed a lawsuit against Par in the District Court alleging that our patent is or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe this patent. We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any ANDA filer.
On October 12, 2015, we received an additional notice of Paragraph IV Certification under the ANDA filed by Ranbaxy in June 2014 from Sun Pharmaceutical Industries, Ltd., or Sun, regarding a newly issued patent for Xyrem listed in the Orange Book. Sun acquired Ranbaxy in March 2015. We expect to file a lawsuit against Sun in the District Court alleging that our patent is or will be infringed by Sun’s ANDA and seeking a permanent injunction to prevent Sun from introducing a generic version of Xyrem that would infringe this patent.  We cannot predict the timing or outcome of events in this matter or its impact on other ongoing proceedings with any other ANDA filer.
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
In January 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In April 2015, a hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs III LLC) filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. In October 2015, the PTAB issued a decision denying institution of IPR proceedings with respect to this petition. The PTAB’s decision declining to institute IPR is final and not appealable. In September 2015, certain of the ANDA filers filed a petition for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem. In October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
FazaClo ANDA Matters: Azur Pharma Public Limited Company, or Azur Pharma (prior to the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, or the Azur Merger), received notices of Paragraph IV Certifications from three generics manufacturers, Barr Laboratories, Inc., or Barr, Novel Laboratories, Inc., or Novel, and Mylan Pharmaceuticals, Inc., or Mylan, indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo® (clozapine, USP) LD orally disintegrating clozapine tablets. Azur Pharma and CIMA Labs Inc., or CIMA, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, our licensor and the entity whose drug-delivery technology is incorporated into FazaClo LD, filed a lawsuit in response to each certification claiming infringement based on such certification against Barr on August 21, 2008, against Novel on November 25, 2008 and against Mylan on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware, or the Delaware Court. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr, entered into an agreement settling the patent litigation, and CIMA and Azur Pharma granted a sublicense to an affiliate of Teva of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD, as well as an option for supply of authorized generic product. The sublicense for FazaClo LD commenced in July 2012, and the sublicense for FazaClo HD commenced in May 2015. Teva exercised its option for supply of an authorized generic product for FazaClo LD and launched the authorized generic product at the end of August 2012. Teva has also exercised its option for supply of an authorized generic product for FazaClo HD. The Novel and Mylan matters had been stayed pending reexamination of the patents in the lawsuits. In September 2013 and January 2014, reexamination certificates were issued for the two patents-in-suit, and the patentability of the claims of the patents confirmed. The Delaware Court lifted the stay of litigation in the two cases in March 2014. On December 19, 2014, we and CIMA entered into an agreement with Novel settling the patent litigation against Novel, and we along with CIMA granted Novel a patent sublicense to manufacture, market and sell its generic version of FazaClo LD and, if applicable, FazaClo HD. Novel’s permitted launch date was November 2, 2015 for FazaClo LD and will be May 1, 2017 for FazaClo HD, or earlier upon the occurrence of certain events. On July 13, 2015, we entered into an agreement with Mylan settling the patent litigation against Mylan, and we granted Mylan a patent sublicense to manufacture, market, and sell its generic versions of both FazaClo LD and FazaClo HD. Mylan’s permitted launch date was November 2, 2015 for FazaClo LD and will be May 1, 2017 for FazaClo HD, or earlier depending upon the occurrence of certain events.
Cutler Matter: On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir Pharmaceuticals, Inc., or Avanir, in the California Superior Court in the County of Los Angeles, or the Superior Court. The complaint alleges that Azur Pharma and its subsidiary breached certain contractual obligations. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition of FazaClo, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations to Dr. Cutler. The complaint further alleges that certain contingent payments are due because revenue thresholds have been achieved, entitling Dr. Cutler to a $10.5 million and an additional $25.0 million contingent payment, plus unspecified punitive damages and attorneys’ fees. In March 2012, the Superior Court granted our petition to compel arbitration of the dispute in New York and stayed the Superior Court litigation. In July 2012, the arbitrator dismissed the arbitration on the grounds that the parties’ dispute falls outside of the scope of the arbitration clause in the applicable contract. That ruling was affirmed by the California Court of Appeal in January 2014, and the case was remanded to Superior Court for discovery and trial. Trial is currently scheduled for March 2016. We cannot predict the specific timing or outcome of this litigation.
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
Risks Relating to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product and our financial results are significantly influenced by sales of Xyrem, which accounted for 71.7% and 71.9% of our net product sales for the three and nine months ended September 30, 2015, respectively, and 67.0% of our net product sales for the year ended December 31, 2014. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2012 to 2013 and from 2013 to 2014, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2015, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•	any increase in pricing pressure from or restrictive conditions for reimbursement required by, and the availability of reimbursement from, third party payors;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem;

•	any failure to transition to the final approved REMS to the satisfaction of the FDA; and

•	any further operational disruptions at the central pharmacy as a result of the transition to the final approved Xyrem REMS and resulting adverse impacts on Xyrem product sales.
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

In addition, between June and October 2014, petitions seeking CBM post-grant patent review by the PTAB were filed by certain of the ANDA filers with respect to the validity of six of our patents covering the distribution system for Xyrem. In early 2015, the PTAB issued decisions denying institution of CBM review for all of these petitions. In January 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents within a year of institution. In September and October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem and with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). In addition, in April 2015, a hedge fund filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. The PTAB issued a decision denying institution of IPR proceedings with respect to this petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quota from the DEA in order to manufacture in the United States both the active pharmaceutical ingredient and the finished product to compete with Xyrem.  The DEA publishes an annual aggregate quota for the active pharmaceutical ingredient of Xyrem, and our supplier is required to request and justify allocation of sufficient annual manufacturing quota as well as additional manufacturing quota if needed throughout the year. Through 2011, our active pharmaceutical ingredient supplier obtained substantially all of the published annual aggregate quota for use in the manufacture of Xyrem.  However, for the last few years, our supplier was allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For 2015 and 2016, both our active pharmaceutical ingredient supplier and finished product manufacturer have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
In late August 2015, we implemented the final approved Xyrem REMS. The process under which enrolled patients receive Xyrem is complex and includes multiple mandatory steps taken by the central pharmacy. The transition to the final approved REMS necessitated significant operational changes at the central pharmacy and revised documentation requirements for patients and prescribers. In the third quarter of 2015, Xyrem product sales were impacted by operational disruption and resulting delays in prescription fills and refills. As physicians and patients familiarized themselves with the new REMS process and documentation requirements, the central pharmacy experienced a significantly increased volume of calls from patients and physicians’ offices that the pharmacy was not able to timely address, resulting in a backlog of prescription fills and refills that were delayed. We may experience further disruptions and resulting adverse impacts on Xyrem product sales. In addition, we cannot guarantee that our implementation of the Xyrem REMS will meet FDA requirements, that the ongoing assessments that we submit in accordance with the FDA’s Xyrem REMS approval will be satisfactory to the FDA, or that the Xyrem REMS will satisfy the FDA’s expectations in its anticipated evaluation of the Xyrem REMS on an ongoing basis. Any failure to transition to the Xyrem REMS to the satisfaction of the FDA or to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; continue to negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
While we have an exclusive agreement with Express Scripts Specialty Distribution Services, Inc. and its affiliate, or ESSDS, the central pharmacy for Xyrem, through June 2017, if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the referenced drug, and (ii) the ANDA drug and the referenced drug shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and permit the ANDA holder to submit a separate but comparable REMS if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the referenced drug that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA applicant and the sponsor of the referenced drug before granting a waiver of the single shared system requirement. Accordingly, we may face pressure to develop a single shared REMS with potential generic competitors for Xyrem or to license or share intellectual property pertinent to the Xyrem REMS, which is the subject of multiple issued patents, or elements of the Xyrem REMS, with generic competitors.
The FDA has stated that it expects the negotiation of a single shared REMS between an NDA holder and any ANDA applicant or applicants to proceed concurrently with the FDA’s review of the ANDAs. The FDA has further stated that it typically monitors the progress of industry working groups attempting to develop shared REMS, and that it has acted to help ensure that sponsors were cooperating and that there were no obstacles to developing a single shared system. In January 2014, the FDA held an initial meeting with us and the three then-current sodium oxybate ANDA applicants to facilitate the development of a single shared REMS for sodium oxybate. In October 2015, the FDA held a telephonic meeting with us and the seven current sodium oxybate ANDA applicants to discuss the status of the development of a single shared REMS for sodium oxybate. The parties had regular interactions with respect to developing a single shared REMS prior to this meeting, and we are seeking to continue the interactions with the goal of developing a single shared REMS. We cannot predict whether, or to what extent, interactions among the parties will continue or whether we will develop a single shared REMS. If we do not develop a single shared REMS or license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs from our approved Xyrem REMS. The FDA has exercised this waiver authority in two instances of which we are aware, including most recently in connection with the May 2015 approval of Roxane Laboratories’ ANDA for alosetron hydrochloride tablets as generic versions of Lotronex tablets.  This waiver was subject to the condition that the waiver-granted REMS system be open to all current and future sponsors of ANDAs or NDAs for alosetron hydrochloride products, and the FDA limited the grant of the waiver to a term of three years, subject to potential extension by the FDA. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.”
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
We also face numerous other risks that may impact Erwinaze sales, including regulatory risks, the development of new asparaginase treatments or treatment protocols that could reduce the rate of hypersensitivity in patients with ALL, the development of new treatment protocols for ALL that may not include asparaginase-containing regimens, difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements, and potential competition from future biosimilar products. In addition, if we fail to comply with our obligations under our agreement with the licensor and manufacturer of

Erwinaze or lose exclusive rights to Erwinaze, or otherwise fail to maintain or grow sales of Erwinaze, our growth prospects could be negatively affected.
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
We also face other challenges that could impact the anticipated value of Defitelio/defibrotide, including the limited size of the population of patients with hepatic veno-occlusive disease, or VOD, who are indicated for treatment with Defitelio/defibrotide (particularly if the FDA requires more narrow or restricted labeling than we have proposed), the need to establish U.S. pricing and reimbursement support for the product in the event we are able to obtain U.S. marketing approval for defibrotide, the possibility that we may be required to conduct time-consuming and costly clinical trials as a condition of any U.S. marketing approval for the product, the lack of experience of U.S. physicians in diagnosing and treating VOD, and challenges to our ability to develop the product for additional indications. If sales of Defitelio/defibrotide do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Failure to maintain or increase prescriptions and revenue from sales of our products, including Erwinaze and Defitelio, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our products, and we cannot assure you that price adjustments will not negatively affect our sales volumes. In addition, sales of Erwinaze may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. The market price of our ordinary shares may decline if sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
In addition, if we fail to obtain approvals for certain of our products in new indications or formulations, we will be unable to commercialize our products in new indications or formulations, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We began to launch Defitelio in certain European countries in 2014, and in 2015 we have continued to launch Defitelio in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, which could negatively impact anticipated revenue from Defitelio. The process for obtaining pricing and reimbursement approvals is complex and can vary from country to country. In addition, orphan products that have significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to ultimately obtain favorable pricing and reimbursement approvals. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
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
At the time of the Gentium Acquisition, Gentium had licensed to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America. We acquired these rights from Sigma-Tau in August 2014. Defibrotide has been, and continues to be, made available as an investigational drug to patients diagnosed with VOD in the United States through an expanded access treatment protocol open under an investigational new drug application. We are engaged in activities related to the potential approval of defibrotide in the United States. In September 2015, the FDA accepted for filing with priority review our NDA for defibrotide for the treatment of VOD with evidence of multi-organ dysfunction following HSCT. Based on timelines established by the Prescription Drug User Fee Act, or PDUFA, we expect FDA review of the NDA to be completed by March 31, 2016. However, the FDA does not always meet the timelines established by PDUFA, and it is possible that the FDA’s review of our NDA will not be completed by the PDUFA date, in which case our plans for commercialization of defibrotide in the U.S. may be delayed. In any event, we cannot predict whether our NDA will be approved in a timely manner, if at all. It is possible that the FDA may ask an Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, to review our NDA. The ODAC may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend more narrow or restricted labeling than we have proposed. The FDA will consider the ODAC’s recommendations when making decisions regarding our NDA, although the FDA is not bound by such recommendations. In addition, approval of our NDA is dependent on our and our supplier’s ability to obtain FDA certification of Good Manufacturing Practices, or cGMP, in connection with the manufacturing of the defibrotide drug compound and the processing of defibrotide into finished product for the U.S. market and on the outcome of FDA inspections of clinical sites and potentially other entities involved in the development of defibrotide. In May 2015, the FDA issued a Form 483 to the entity that manufactures defibrotide finished product that included observations related to the facility where the product is manufactured.  Failure by such entity to timely remediate the observations to the FDA’s satisfaction or the discovery of issues that impact the defibrotide finished product could have an adverse impact on the potential approval of our NDA for defibrotide, including the timing thereof. Also, although the FDA has granted Fast Track designation to defibrotide to treat severe VOD in HSCT recipients, this designation does not increase the likelihood that defibrotide will receive marketing approval.
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
Other than the manufacturing plant in Italy where we produce some active pharmaceutical ingredients, including the defibrotide drug substance, we do not currently have our own manufacturing capability for our products or product candidates, or their active pharmaceutical ingredients, or the capability to package our products. The availability of our products for commercial sale depends upon our ability to procure the ingredients, raw materials, packaging materials and finished products we need from third parties. In part due to the limited market size for our products and product candidates, we have entered into supply and manufacturing agreements with suppliers and manufacturers, each of which is currently our single source for each of our marketed products and for the active pharmaceutical ingredients used in some of these products. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers. For example, we have experienced a delay in manufacturing of Prialt® (ziconotide) intrathecal infusion. As a result of this delay and limited inventory, we may experience a temporary interruption to our supply of Prialt, which could inconvenience physicians and patients, negatively impact confidence in our product and have an adverse effect on our Prialt sales.
We maintain limited inventories of Xyrem and Erwinaze, as well as the ingredients or raw materials used to make them. Our limited inventory puts us at significant risk of not being able to meet product demand. In addition, the DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. The active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, production quantities of which are limited by the DEA through a quota system. Our supplier of sodium oxybate and our finished product manufacturer must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and Xyrem manufacturer are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated.  For 2015 and 2016, both our active pharmaceutical ingredient supplier and finished product manufacturer were allocated most, but not all, of their respective requested quotas. If, in the future, we and our supplier and manufacturer cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
In addition, the current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had extremely limited ability to build an excess level of product inventory that could be used to absorb disruptions to supply resulting from quality or other issues. If we continue to be subject to capacity constraints or experience quality or other manufacturing challenges in the future, we may be unable to build a desired excess level of product inventory, and our ability to supply the market may be compromised.
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
We are our sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide drug compound. We manufacture the defibrotide drug compound in a single facility located in Villa Guardia, near Como, Italy. This facility could be damaged by fire, flood, earthquake, power loss, telecommunication and information system failure, terrorism or similar events. Any of these events could cause a delay or interruption in manufacturing and potentially a supply shortage of defibrotide, which could negatively impact our anticipated revenues. Affiliates of Patheon Pharmaceuticals Inc., which we refer to collectively as Patheon, currently process the defibrotide compound into its finished vial form, and Patheon is the sole provider of our commercial supply of the finished product in the EU and of our clinical supply. We anticipate that Patheon will also be the sole provider of our commercial supply of the finished defibrotide product for the U.S. market if the product is approved by the FDA. Part of the process to obtain FDA approval for defibrotide is to obtain certification from the FDA that the facilities we and our third party provider operate are in compliance with the FDA’s cGMP requirements. The FDA may deny approval to manufacture defibrotide if the FDA determines that either our facility or our third party provider’s facility does not meet applicable manufacturing and quality requirements. In this regard, in May 2015, the FDA issued a Form 483 to Patheon Italia S.p.A., or Patheon Italia, that included observations related to the Ferentino, Italy facility that manufactures defibrotide finished product. Failure by Patheon Italia to timely remediate the observations to the FDA’s satisfaction or the discovery of issues that impact the defibrotide finished product could have an adverse impact on the potential approval of our

NDA for defibrotide, including the timing thereof. Following initial approval, if any, the FDA will continue to inspect and evaluate our and Patheon Italia’s facilities for ongoing compliance with applicable requirements. If Patheon does not or is not able to supply us with finished defibrotide product for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our product launch and anticipated revenues and potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we, our shareholders or analysts who cover our business expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the United States, the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 885 in November 2015. This includes employees in fourteen countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the conditions for reimbursement required by, and appropriate pricing and availability of reimbursement from, third party payors.
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
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products.
For additional discussion about payor acceptance, see the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.”
We may not be able to successfully identify and acquire, in-license or develop additional products or product candidates to grow our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any products or product candidates we may acquire in the future into our product portfolio, or we may otherwise fail to realize the anticipated benefits of these acquisitions.*
We intend to grow our business over the long term by acquiring or in-licensing and developing additional products and product candidates that we believe have significant commercial potential. Future growth through acquisition or in-licensing will depend upon the availability of suitable products and product candidates for acquisition or in-licensing on acceptable prices, terms and conditions. Any growth through development will depend upon our identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. In order to compete successfully to acquire attractive products or product candidates in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition.
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products or product candidates or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials, a product fails to reach its forecasted commercial potential as a result of pricing pressures, negative publicity regarding actual or potential future price increases for that product or otherwise, or the integration of a product or product candidate gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.
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
If any of these or other factors impair our ability to integrate any acquired business efficiently and successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our ordinary shares and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures during and after integration of an acquired business could also impact our ability to produce timely and accurate financial statements.
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
The clinical trial we initiated in the second quarter of 2014 to further evaluate the use of Erwinaze in young adults age 18 to 39 with ALL who are hypersensitive to E. coli-derived asparaginase had not enrolled a patient as of April 2015, which led to our decision to terminate the trial. Accordingly, we no longer have an ongoing trial to generate additional clinical data to support the further expansion of Erwinaze’s therapeutic use in young adults or otherwise, which could materially and adversely affect the growth of the market for Erwinaze. In addition, in the second quarter of 2015, we completed a Phase 3 clinical trial in Europe of Leukotac (inolimomab). Based on our analysis of trial data, we recently decided to discontinue development of Leukotac, and we may therefore not realize any return on our investment in Leukotac.
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
In addition, many of our competitors are able to deploy more personnel to market and sell their products than we do. We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. The continued growth of our current products and the launch of any future products may require expansion of our sales force and sales support organization, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of our products. If our specialty sales force and sales organization are not appropriately sized to adequately promote any current or potential future products, the commercial potential of our current products and any future products may be diminished.
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
Seven ANDAs have been filed with the FDA by third parties seeking to market generic versions of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the first quarter of 2016. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
In addition, certain of the ANDA filers have challenged the validity of six patents covering the distribution system for Xyrem by filing petitions for IPR by the PTAB. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents by July 2016. In September and October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem and with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). In addition, in April 2015, a hedge fund filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. The PTAB issued a decision denying institution of IPR proceedings with respect to this petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. We rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, which we may be unable to do. In some instances, we also rely on regulatory exclusivity. For example, Erwinaze has no patent protection. In addition to protection using trade secrets, Erwinaze has orphan drug exclusivity in the United States for a seven-year period from its FDA approval, which precludes approval of another product with the same principal molecular structure for the same indication until November 2018. Erwinaze, as a biologic product approved under a BLA, is also subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA. Under the BPCIA, Erwinaze is expected to receive exclusivity that prevents approval of a biosimilar in the United States through late 2023. Because the BPCIA is a relatively new law, we anticipate that its impact on both reference product sponsors and biosimilar applicants will evolve over a period of years. Its implementation likely will be shaped by a variety of factors, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. As a result, it is possible that a potential competing drug product might obtain FDA approval before the orphan drug and expected BCPIA exclusivity periods have expired, which would adversely affect sales of Erwinaze. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinase has lapsed. This also means that any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.  If a biosimilar product to Erwinaze is approved as interchangeable to Erwinaze in the United States or in other countries where Erwinaze is sold, a significant percentage of the prescriptions that would have been written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
For example, seven companies have notified us that they have filed ANDAs with the FDA seeking FDA approval to market a generic version of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and the litigation proceedings are ongoing. In addition, certain of the ANDA filers have challenged the validity of six patents covering the distribution system for Xyrem by filing petitions for IPR by the PTAB. In July 2015, the PTAB issued decisions instituting IPR with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents by July 2016. In September and October 2015, certain of the ANDA filers filed petitions for IPR by the PTAB with respect to the validity of an additional patent covering the distribution system for Xyrem and with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid). In addition, the IPR process under the America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents with the PTAB. As a result, entities associated with hedge funds have begun challenging valuable pharmaceutical patents through the IPR process. In April 2015, a hedge fund filed an IPR petition challenging the validity of one of our Xyrem distribution patents that is already the subject of one of the IPR petitions proceeding to trial before the PTAB. The PTAB issued a decision denying institution of IPR proceedings with respect to this petition. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.” We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
We own patents that cover, among other things, the formulation and method of use covering the administration for Xyrem. In July 2014, the USPTO issued us a new method of use patent relating to the safe and effective use of Xyrem by decreasing the dose of Xyrem when used concomitantly with divalproex sodium (also known as valproate or valproic acid), which information was added to the Xyrem label in April 2014. In June 2015, the USPTO issued us another new method of use patent relating to decreasing the dose of Xyrem when used concomitantly with divalproex sodium. Both of these patents have been listed in the Orange Book. We have filed lawsuits against each of the Xyrem ANDA filers alleging infringement of the July 2014 patent and seeking a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe this patent. We have also filed lawsuits against certain of the Xyrem ANDA filers alleging infringement of the June 2015 patent and seeking a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe this patent. In April 2015, Roxane moved to dismiss claims involving the July 2014 patent on the grounds that it does not cover patentable subject matter. On October 29, 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patent that was the subject of Roxane’s motion. While we believe the additional safety information is critical for the safe use of Xyrem and should be required to be included in the label for any proposed generic form of Xyrem, we do not know whether the FDA will require any proposed generic form of Xyrem to include this information in its product label or whether we will be successful in maintaining the validity of the applicable patents and protecting the patents from infringement.
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
Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition.*
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed under the risk factor “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.” In particular, in 2012, the Centers for Medicare and Medicaid Services, or CMS, issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act, but CMS has not yet issued final regulations. CMS is currently expected to release the final regulations before the end of 2015. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for Xyrem and certain other products. Co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. In September 2014, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected products, which could include Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.

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
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the United States, the EU or elsewhere in the world or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers, our partners or us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. For example, in April 2015, Medtronic Inc., or Medtronic, announced a consent decree with the FDA related to Medtronic’s SynchroMed® II implantable infusion pump systems. Our product Prialt is approved for administration to patients via that pump. While the Medtronic consent decree does not impact existing patients with the pump, physicians who want to implant the pump in new patients are required to complete a certification process to document medical necessity. While the approved indication for Prialt is one of the conditions eligible to support a showing of medical necessity provided by the consent decree, we cannot predict the impact of this new certification requirement on sales of Prialt.
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
The FDA approved the BLA for Erwinaze in the United States in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, either of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product.
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
These requirements include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem in the United States. In addition to quota requirements, the DEA imposes various registration, importing, exporting, recordkeeping and reporting requirements, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. The states also impose similar requirements for handling controlled substances. The United States and the EU member states are parties to the Convention on Psychotropic Substances (1971), or the 1971 Convention. In October 2012, the World Health Organization sent a recommendation to the United Nations Commission on Narcotic Drugs, or CND, to reschedule GHB under the 1971 Convention from its current Schedule IV status to Schedule II status. In March 2013, the CND voted to reschedule GHB from Schedule IV to Schedule II under the 1971 Convention. While the DEA imposes its own scheduling requirements in the United States under the CSA, the United States is obligated as a signatory to the 1971 Convention to ensure that drug scheduling in the United States is consistent with its obligations under the international treaties. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, the international rescheduling of GHB means that Xyrem and/or sodium oxybate may be subject to more restrictive registration, recordkeeping, reporting, importing, exporting and other requirements in the EU and certain other countries than the restrictions currently in place. In the United States, under DEA regulations, the Xyrem finished product is currently classified as a Schedule III controlled substance, with sodium oxybate classified as a Schedule I controlled substance. Although neither the DEA nor HHS has taken the position that the United States would be required to alter the domestic control of GHB, we cannot guarantee that international rescheduling of GHB from Schedule IV to Schedule II will not impact restrictions on Xyrem in the United States. Failure by us or any of our partners, including suppliers, manufacturers and distributors, to comply with the requirements of the CSA and other regulatory bodies could result in, among other things, additional operating costs to us, delays in shipments outside or into the United States and adverse regulatory actions.
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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Other states have considered similar proposals in recent years. Non-U.S. governments often have similar regulations which we also will be subject to in those countries where we market and sell products.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the U.K. Bribery Act of 2010, or U.K. Bribery Act. As further discussed below, the U.K. Bribery Act applies to any company incorporated in or “carrying on business” in the U.K., irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the U.K. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU member states also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Our business activities outside of the United States are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but having in place adequate procedures designed to prevent bribery is an available defense. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the U.S. Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal or civil penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, EU member states and other jurisdictions where we operate have adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the EC to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, a recent decision of the European Court of Justice that invalidated the safe harbor framework on which we have relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it will no longer be possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the United States. In addition, data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. If we fail to comply with applicable data privacy laws, or if the legal mechanisms we rely upon to allow for the transfer of personal data from the EEA or Switzerland to the United States (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. Further, a proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration. The proposed EU Data Protection Regulation, if adopted, is expected to introduce new data protection requirements and substantial fines for breaches of the data protection rules. When the draft EU Data Protection Regulation is adopted, it may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
In addition, a move toward the public disclosure of clinical trial data in the EU adds even more complexity to processing health data from clinical trials in the EU consistent with applicable data privacy laws. Public disclosure of clinical trial data will be amplified in the new EU Clinical Trials Regulation. At present, EMA operates both an access to documents policy and, since January 2015, a proactive disclosure policy through which it provides access to clinical data submitted to EMA as part of applications for marketing authorization.
The number and complexity of both U.S. federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, whistleblower lawsuits and direct government enforcement have increased in recent years, and we anticipate that the increased enforcement and litigation, as well as increased scrutiny of pharmaceutical sales and marketing practices by both private and public entities, will continue for the foreseeable future. We could be subject to a whistleblower lawsuit, government investigation or enforcement action. Responding to a whistleblower lawsuit, government investigation or enforcement action, defending any claims raised, and paying any resulting fines, damages, penalties or settlement amounts would be expensive and time-consuming, and could have a material adverse effect on our reputation, business, financial condition, results of operations and growth prospects.

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
We manufacture certain active pharmaceutical ingredients, including the defibrotide drug substance, at our manufacturing facilities in Italy. In addition, we have engaged a third party manufacturer to process defibrotide into the finished product in Italy. Our manufacturing facilities and those of our third party manufacturer are subject to continuing regulation by the Italian Health Authority and other Italian regulatory authorities with respect to the manufacturing of active pharmaceutical ingredients and drug products, including the defibrotide drug substance and its finished form. These facilities are also subject to inspection and regulation by the EMA. Also, part of the process to obtain approval for defibrotide is to pass a pre-approval inspection by the EMA, Italian Health Authority and the FDA to ensure that these facilities are in compliance with cGMP. Following initial approval in a jurisdiction, the applicable authorities will continue to inspect our manufacturing facilities and those of our third party manufacturer, in some cases, unannounced, to confirm ongoing compliance with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures, and we and our third party manufacturers will need to ensure that all of our processes, methods and equipment are compliant with cGMP. If these authorities determine that either our facilities or our third party manufacturer’s facility in Italy do not meet the standards of compliance required under applicable regulations, they may deny approval to manufacture our products, require us to stop manufacturing our products, deny approval to the sale of our products or suspend the sale of our products.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program.
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
In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act, but CMS has not yet issued final regulations. CMS is currently expected to release the final regulations before the end of 2015. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
The Healthcare Reform Act also exempts “orphan drugs” from the ceiling price requirements for the covered entities added to the program by the Healthcare Reform Act. An interpretive rule to implement this statutory orphan drug exemption under a narrow interpretation was issued in July 2014 by the Health Resources and Services Administration, or HRSA, which administers the 340B program. The United States District Court for the District of Columbia invalidated this interpretive rule in October 2015. It is not yet clear whether HRSA will appeal the court’s decision. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations. HRSA is currently expected to issue additional proposed regulations in 2015. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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
CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs. These cost containment measures may include controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to the pricing of drugs, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions. Drug pricing by pharmaceutical companies has recently come under close scrutiny, particularly with respect to companies that have increased the price of products after acquiring those products from other companies. For example, the U.S. House of Representatives recently formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing, and the U.S. Senate has requested information from certain pharmaceutical companies in connection with an investigation into pharmaceutical drug pricing practices. If we become the subject of government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
In addition, much attention has been paid to legislation proposing federal rebates on Medicare Part D and Medicare Advantage utilization for drugs issued to certain groups of lower income beneficiaries and the desire to change the provisions that treat these dual-eligible patients differently from traditional Medicare patients. Any such changes could have a negative impact on revenues from sales of our products.
Further, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The Bipartisan Budget Act of 2013 extended the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014 extended the 2% reduction, on average, to 2024. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.
Third party payors’ practices may affect the conditions required for reimbursement of our products, as well as the availability of reimbursement for our products, including Xyrem and Defitelio. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the United States or elsewhere were to deny reimbursement for our products or provide reimbursement only on unfavorable terms. This risk is particularly significant with respect to Xyrem in the United States and to Defitelio in Europe, in part due to payor sensitivity to the price of these products. Third party payors often require prior authorization for, require reauthorization for continuation of, or refuse to provide reimbursement for our products, and others may do so in the future. Patients who cannot meet the conditions imposed by third party payors for prior authorizations or reauthorizations may not be able to obtain the prescribed medication due to an inability to afford the medication. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem. While this increase has not had a material effect on the overall level of reimbursement coverage for Xyrem, it may do so in the future. In addition, increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. Further, there is increasing consolidation among third party payors, which is resulting in fewer and larger third party payors with increased negotiating power. In particular, a small number of third party payors cover a significant portion of Xyrem patients. We have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem. Any such restrictive pricing terms could have a material adverse effect on our Xyrem revenues. Further, any other adverse change in the conditions for reimbursement by one of these payors that results in an inability of a significant number of covered patients to meet the requirements for reimbursement would have a material impact on Xyrem revenues. If we are unsuccessful in maintaining reimbursement for our products in a timely manner and at acceptable levels, if reimbursement for our products by third party payors is subject to restrictive pricing terms or overly restrictive reimbursement conditions, or if third party payors refuse to provide reimbursement, the level of reimbursement for our products would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We began to launch Defitelio in certain European countries in 2014, and in 2015 we have continued to launch the product in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. See the risk factor in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “We may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval of defibrotide in other countries, including the United States, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”
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
Third party payors frequently require that drug companies negotiate agreements with them that provide discounts or rebates from list prices or include other restrictive pricing terms. We have agreed to provide discounts and rebates to some third party payors in relation to certain of our products. We have experienced and expect to continue to experience increasing pressure from third party payors to agree to larger discounts and rebates for those products, as well as discounts, rebates or other restrictive pricing terms for additional products, such as Xyrem. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce our sales and harm our results of operations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For example, third party payors have started to require discounts and/or exclusivity arrangements with some drug manufacturers in exchange for including a specific product on their formularies. Any such requirements could have a negative impact on revenues from sales of our products.
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
We expect to experience pricing pressure in the United States in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit our commercial opportunity and/or negatively impact revenues from sales of our products. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in February 2015, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments will not negatively affect our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue.
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
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy where we have, and in Ireland where we are building, manufacturing facilities. Environmental and health and safety authorities in the relevant jurisdictions administer laws, which implement EU directives and regulations governing, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. Our manufacturing activities in Italy and Ireland involve the controlled storage, use and disposal of chemicals and solvents. For our facility in Italy, we have obtained certification under the UNI EN ISO 14001 Standard for our environmental management system and have an Eco-management and Audit Scheme (EMAS). Our environmental policy is designed to comply with current EU laws and regulations on environmental protection, to provide for continuous improvement of our manufacturing performance, to protect our employees’ health, to protect the safety of people working at our location in Italy and to respect the safety of people living close to our plant and in the surrounding community. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by these EU laws and regulations, we cannot completely eliminate the risk of contamination or injury from hazardous materials. If an accident occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future EU environmental laws and regulations.
Risks Relating to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of September 30, 2015, we had total indebtedness of approximately $1.4 billion, which included $830.0 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2015, which we refer to as our credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014. Our debt may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	result in dilution to our existing shareholders in the event exchanges of our 2021 Notes are settled in our ordinary shares;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
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

•	the revenues from our commercial products, which may be affected by many factors, including the extent of generic competition for our products;

•	the costs of our commercial operations;

•	the costs of integration activities related to any future strategic transactions we may engage in;

•	the cost of acquiring and/or in-licensing any new products and product candidates;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory oversight and third party claims; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.
Our strategy includes the expansion of our business through the acquisition or in-licensing and development of additional marketed products or product candidates that are in late-stage development. We cannot assure you that we will continue to identify attractive opportunities. Even if appropriate opportunities are available, in order to compete successfully to acquire attractive products or product candidates in the current business climate, we may have to pay higher prices for assets than may have been paid historically, and we may not have the financial resources necessary to pursue them. As a result, we may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In particular, our substantial indebtedness may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
Our intangible assets and goodwill are significant. As of September 30, 2015, we had recorded $1.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  For example, we have experienced a delay in manufacturing of Prialt. As a result of this delay and limited inventory, we may experience a temporary interruption to our supply of Prialt, which could inconvenience physicians and patients, negatively impact confidence in our product and have an adverse effect on our Prialt sales. If we are unable to obtain sufficient supply of Prialt or if our sales of Prialt decline, the related intangible asset could become impaired. Our results of operations and financial position in future periods could be negatively impacted should this or other future impairments of intangible assets or goodwill occur.
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
Risks Relating to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $194.73 on July 31, 2015 and a low of $121.12 on September 28, 2015 during the period from September 30, 2014 through September 30, 2015. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of October 30, 2015, we had 61,497,753 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
Moreover, we have in the past and may in the future grant rights to some of our shareholders that require us to register the resale of our ordinary shares on behalf of these shareholders and/or facilitate offerings of ordinary shares held by these shareholders, including in connection with potential future acquisitions of additional products, product candidates or companies. For example, consistent with our obligations under then-existing registration rights agreements, we entered into underwriting agreements with certain underwriters and selling shareholders pursuant to which selling shareholders sold an aggregate of approximately 13 million ordinary shares in two separate registered public offerings in March 2012 and in March 2013. We have also filed registration statements to register the sale of our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and we intend to file additional registration statements to register any shares automatically added each year to the share reserves under these plans.
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

In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indenture governing our 2021 Notes requires us to repurchase the notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of 2021 Notes. A takeover of us may trigger the requirement that we purchase our 2021 Notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
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
We have never declared or paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.*
Other than funds we have allocated for the purposes of supporting our share repurchase program authorized in November 2015, we anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs, acquire or in-license additional products and product candidates, and pursue other opportunities. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, our ability to pay cash dividends on or repurchase our ordinary shares is restricted under the terms of our credit agreement. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2015	2,000	$170.00	2,000	$9,315,403
August 1 - August 31, 2015	50,708	$182.83	50,708	$—
September 1 - September 30, 2015	—	$—	—	$—
Total	52,708	$182.35	52,708
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

(3)
On May 7, 2013, we announced that our board of directors authorized the use of up to $200 million, exclusive of any brokerage commissions, to repurchase our ordinary shares, which we refer to below as the May 2013 repurchase program. This authorization had no expiration date. The ordinary shares reported in the table above were all purchased on the open market pursuant to the May 2013 repurchase program.

(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under the May 2013 repurchase program, exclusive of any brokerage commissions. We completed the May 2013 share repurchase program in August 2015.

Item 5.	Other Information
On November 5, 2015, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will be at management’s discretion and will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the June 2015 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice.

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

4.3B	Form of 1.875% Exchangeable Senior Note due 2021 (included in Exhibit 4.3A).
10.1+	Amended and Restated Offer Letter, dated as of July 29, 2015, from Jazz Pharmaceuticals, Inc. to Karen Smith, M.D., Ph.D.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: November 9, 2015

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

4.3B	Form of 1.875% Exchangeable Senior Note due 2021 (included in Exhibit 4.3A).
10.1+	Amended and Restated Offer Letter, dated as of July 29, 2015, from Jazz Pharmaceuticals, Inc. to Karen Smith, M.D., Ph.D.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.