Form 10-K/A
period 2015-12-31
Jazz Pharmaceuticals plc
filed 2016-04-22
CIK 1232524

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,451,638,590 based upon the last sale price reported for the registrant’s ordinary shares on such date on the NASDAQ Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 18,973,047 ordinary shares of the registrant held by executive officers, directors, and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of April 18, 2016, a total of 60,444,747 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Commission File Number 001-33500), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 23, 2016. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2016 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 23, 2016) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

JAZZ PHARMACEUTICALS PLC
2015 ANNUAL REPORT ON FORM 10-K
Amendment No. 1

BASIS OF PRESENTATION
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, except when the context makes clear that the time period being referenced is prior to January 18, 2012, in which case such terms are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly owned subsidiary. Jazz Pharmaceuticals, Inc. was treated as the acquiring company in the Azur Merger for accounting purposes, and as a result, the historical consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements. In addition, on June 12, 2012, we completed our acquisition of EUSA Pharma Inc., which we refer to in this report as the EUSA Acquisition, and in January 2014, we completed our acquisition of a controlling interest in Gentium S.r.l., or Gentium, which we refer to in this report as the Gentium Acquisition.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will terminate on the date of our 2018 annual general meeting of shareholders; the term of the Class II directors will terminate on the date of our 2016 annual general meeting of shareholders; and the term of the Class III directors will terminate on the date of our 2017 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the class of directors whose term expires at that annual general meeting will be elected for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 22, 2016, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class I Directors Continuing in Office Until the 2018 Annual General Meeting
Peter Gray, age 61, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. Mr. Gray currently serves as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services, and as a business consultant to the pharmaceutical industry. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Based on his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 20 years of experience in financial and operational management within the pharmaceutical industry.
Kenneth W. O’Keefe, age 49, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Since January 2016, he has been Chief Executive Officer of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. From January 2011 to January 2016, he was Managing Partner, and from 1997 to January 2011, he was Managing Director of Beecken Petty O’Keefe & Company. He serves on the boards of several privately held healthcare companies. He received a B.A. from Northwestern University and a M.B.A. from the University of Chicago. As a member of Beecken Petty O’Keefe & Company, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson of our audit committee, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and financial statements.
Elmar Schnee, age 56, has served as a member of our board of directors since August 2014 and previously served as a director of Gentium (now a subsidiary of Jazz Pharmaceuticals plc) from May 2012 until April 2014. From November 2013 to August 2015, Mr. Schnee served as a non-executive director of Cardiorentis Ltd., a biopharmaceutical company, where he served as Chairman and Chief Executive Officer from October 2011 until November 2013. From 2003 to 2011, Mr. Schnee held various positions at Merck KGaA, a global pharmaceutical and chemical group. He joined Merck KGaA in 2003 as Managing Director of Merck Santé S.A.S. In January 2004, Mr. Schnee assumed responsibility for global operations of the ethical pharmaceuticals division of Merck KGaA, and in November 2005, Mr. Schnee was appointed as Deputy Member of the Executive Board responsible for the pharmaceuticals business. In 2006, he was appointed as a member of the Executive Board and General Partner of Merck KGaA, with responsibility for global pharmaceutical activities, and served in this position until 2011. Prior to Merck KGaA, Mr. Schnee held senior positions in strategy, business development and marketing at UCB SA, Sanofi-Synthélabo SA, Migliara/Kaplan Associates, Inc. and Fisons Pharmaceuticals PLC. In addition, Mr. Schnee currently serves on the board of directors of four privately held life sciences companies. Mr. Schnee holds both a bachelor’s degree in marketing and a master’s degree in marketing and general management from the Swiss Institute of Business Administration in Zurich. With his experience as Chairman and Chief Executive Officer of Cardiorentis Ltd., his operational experience at Merck KGaA and other companies and his experience serving on the boards of directors of life sciences companies, including Gentium, Mr. Schnee brings to our board of directors significant management expertise and industry knowledge.

Catherine A. Sohn, Pharm. D., age 63, has served as a member of our board of directors since July 2012. Dr. Sohn is the founder of Sohn Health Strategies, where since 2010 she has consulted for pharmaceutical, biotechnology, medical device and consumer healthcare companies in the areas of business strategy, business development and strategic product development. She joined the board of directors of Neuralstem, Inc., a biotechnology company, in January 2014 and has served as a director of Landec Corporation, a material sciences company, since November 2012. From 1982 to 2010, she was with GlaxoSmithKline plc, a pharmaceutical company (and with SmithKline Beecham plc before its merger with Glaxo Wellcome plc), where she served most recently as Senior Vice President, Worldwide Business Development and Strategic Alliances in the GSK Consumer Healthcare division, and previously was Vice President, Worldwide Strategic Product Development in the pharmaceutical division. Before that, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing also in the pharmaceutical division. Dr. Sohn currently holds the positions of Adjunct Professor at the University of California, San Francisco and Dean’s Professor at the University of the Sciences in Philadelphia. She received a Pharm.D. from the University of California, San Francisco, School of Pharmacy. She also received a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn was named Woman of the Year by the Healthcare Businesswomen's Association (2003) and is a Certified Licensing Professional and a National Association of Corporate Directors (NACD) Board Leadership Fellow. Dr. Sohn brings to our board of directors three decades of product development, marketing and business development experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.
Class II Directors Continuing in Office Until the 2016 Annual General Meeting
Paul L. Berns, age 49, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In March 2014, Mr. Berns was appointed as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company. He has served as a member of the board of directors of Anacor Pharmaceuticals, Inc. since 2012 and served as Chairman of its board of directors since 2013. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceutical industry. From March 2006 to September 2012, he served as President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns joined the board of directors of Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) in November 2013 and has been a director of XenoPort, Inc. since 2005. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Inc., Anacor Pharmaceuticals, Inc. and Bone Care International Inc., and his experience serving on the boards of directors of public companies, Mr. Berns provides significant management expertise and industry knowledge to our board of directors.
Patrick G. Enright, age 54, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Since 2006, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures, a venture capital investment firm, where he co-led the life sciences investment practice. He currently serves on the boards of directors of Corcept Therapeutics Incorporated, a pharmaceutical company, Esperion Therapeutics, Inc., a pharmaceutical company, Aimmune Therapeutics, Inc., a biopharmaceutical company, and several privately held companies. Mr. Enright received a B.S. from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 25 years of operating experience and financial expertise in the life sciences industry.
Seamus Mulligan, age 55, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a founder and principal investor of Azur Pharma. Since 2014, Mr. Mulligan has served as Chairman and Chief Executive Officer of Adapt Pharma Ltd., a specialty pharmaceutical company, and since 2006, Mr. Mulligan has also served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the closing of the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the closing of the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan

Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc (Pharm) and M.Sc from Trinity College Dublin. As a founder of Azur Pharma and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 30 years of experience in the pharmaceutical industry.
Norbert G. Riedel, Ph.D., age 58, has served as a member of our board of directors since May 2013. Since September 2015, Dr. Riedel has served as Chief Executive Officer and President of Aptinyx, Inc., a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to January 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel serves on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, and the board of directors of the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.
Class III Directors Continuing in Office Until the 2017 Annual General Meeting
Bruce C. Cozadd, age 52, has served as our Chairman and Chief Executive Officer since the closing of the Azur Merger in January 2012. He co-founded Jazz Pharmaceuticals, Inc. and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biomedical products company, Threshold Pharmaceuticals, Inc., a clinical stage biopharmaceutical company, The Nueva School, a non-profit organization, and SFJAZZ, a non-profit organization. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.
Heather Ann McSharry, age 54, has served as a member of our board of directors since May 2013. Ms. McSharry currently serves as a non-executive director on the boards of directors of several public and private companies, including Greencore Group plc, an international manufacturer of convenience foods, and CRH plc, an international building materials group. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. From 2007 to 2011, Ms. McSharry served on the board of directors of the Bank of Ireland, where she was a member of its audit committee from 2009 to 2011. Ms. McSharry served on the board of the Industrial Development Agency in Ireland from 2010 to 2014, where she was Chair of the audit and finance committee. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors almost 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services.
Rick E Winningham, age 56, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger.  In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors.  Mr. Winningham has served as Chief Executive Officer and Chairman of the Board of Directors of Theravance Biopharma, Inc., a biopharmaceutical company, since its spin-off from Theravance, Inc. (now called Innoviva, Inc.) in June 2014.  From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Theravance, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014.  From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing.  He served as a member of the board of directors of the California Healthcare Institute, or CHI, from November 2011 to March 2015 and served as its Chairman from January 2014 until CHI merged with Bay Area Bioscience Association to become the California Life Sciences Association, or CLSA, in March 2015.  Mr. Winningham was Chairman of CLSA from March 2015 until November 2015.  Mr. Winningham is also a member of the board of directors of OncoMed Pharmaceuticals, Inc., a clinical stage biotechnology company.  Mr. Winningham is a past member of Biotechnology Industry Organization's board of directors and served on the Health Section Governing Board Standing Committee on Reimbursement.  Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University.  Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.
Our Executive Officers
The following table provides information regarding our executive officers as of April 22, 2016.

Name	Age	Position
Bruce C. Cozadd	52	Chairman and Chief Executive Officer
Russell J. Cox	52	Executive Vice President and Chief Operating Officer
Suzanne Sawochka Hooper	50	Executive Vice President and General Counsel
Matthew P. Young	46	Executive Vice President and Chief Financial Officer
Iain McGill	43	Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World
Michael P. Miller	59	Senior Vice President, U.S. Commercial
Karen Smith, M.D., Ph.D.	48	Global Head of Research & Development and Chief Medical Officer
Paul Treacy	55	Senior Vice President, Technical Operations
Karen J. Wilson	52	Senior Vice President, Finance and Principal Accounting Officer
Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.”
Russell J. Cox was appointed our Executive Vice President and Chief Operating Officer as of May 2014 and served as our Executive Vice President and Chief Commercial Officer from March 2012 until May 2014 and our Senior Vice President, Sales and Marketing from the closing of the Azur Merger in January 2012 until March 2012. Prior to the closing of the Azur Merger, he served in a variety of senior management roles since joining Jazz Pharmaceuticals, Inc. in 2010. From January 2009 to January 2010, he was Senior Vice President and Chief Commercial Officer of Ipsen Group, a pharmaceutical company, and from 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. (acquired by Ipsen Group), a biotechnology company. From 2003 to 2007, he was with Scios Inc. (acquired by Johnson & Johnson in 2003), where he also held the role of Vice President, Marketing. Prior to 2003, Mr. Cox was with Genentech, Inc. for 12 years, where he was a Product Team Leader responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.
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
Matthew P. Young was appointed our Executive Vice President and Chief Financial Officer as of February 2015 and previously served as our Senior Vice President and Chief Financial Officer since March 2014 and as our Senior Vice President, Corporate Development since April 2013. Prior to joining us, Mr. Young worked in investment banking for approximately 20 years. From February 2009 to April 2013, Mr. Young served as a managing director in global healthcare of Barclays Capital Inc., an investment banking firm, where his role included acting as the co-head of life sciences at Barclays Capital. From 2007 to 2008, Mr. Young served as a managing director of Citigroup Global Markets Inc., an investment banking firm, and from 2003 to 2007, as a managing director of Lehman Brothers Inc., an investment banking firm. From 1992 to 2003, Mr. Young served in various capacities at other investment banking firms. In 2015, he joined the board of directors of PRA Health Sciences, Inc., a contract research company. He is also a member of the board of directors and chairman of the audit committee of CytomX Therapeutics, Inc., a biopharmaceutical company. Mr. Young received a B.S. in Economics and an M.B.A. from the Wharton School of the University of Pennsylvania.
Iain McGill was appointed our Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World as of March 2015. He served as Head of EUSA International and Senior Vice President, Jazz Pharmaceuticals from March 2014 to March 2015 and our Chief Commercial Officer, EUSA Pharma, from June 2012, when he joined Jazz Pharmaceuticals in connection with the EUSA Acquisition. From October 2011 until he joined Jazz Pharmaceuticals, Mr. McGill served as Chief Commercial Officer at EUSA Pharma (Europe) Ltd., where he previously served from August 2010 to September 2011 as President Europe,

International & Global Marketing and from January 2010 to July 2010 as President of Europe. From 2006 to 2009, Mr. McGill served as Vice President and Global Business Manager at Wyeth, a pharmaceutical company acquired by Pfizer Inc. Mr. McGill began his pharmaceutical career in sales and over 20 years held various positions in sales management, market research, marketing, business development and general management at Syntex Corporation (acquired by Roche Holding Ltd.), Roche Holding Ltd. and Novartis AG. Mr. McGill received a B.Sc in Biochemistry from the University of London.
Michael P. Miller was appointed our Senior Vice President, U.S. Commercial as of April 2014. From April 2010 to January 2014, Mr. Miller was Senior Vice President and Chief Commercial Officer of Vivus, Inc., a biopharmaceutical company. From February 2006 to April 2010, Mr. Miller served as Vice President, Sales and Marketing, leading the HER Family Oncology Franchise, of Genentech, Inc., a biotechnology company and wholly owned subsidiary of Roche Holding Ltd. From January 2003 to December 2005, Mr. Miller served as the Senior Vice President, Chief Commercial Officer of Connetics Corporation, a specialty pharmaceutical company acquired by Stiefel Laboratories, Inc. Previously, from 1997 to 2001, he served as Vice President of the Urology Business Unit of ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson. Prior to 1997, Mr. Miller served 13 years in various sales and marketing positions at Syntex Corporation, a pharmaceutical company acquired by Roche Holding Ltd. Mr. Miller received a B.S. in Business Administration and Finance from the University of San Francisco and an M.B.A. in Information and Computer Systems from San Francisco State University.
Karen Smith, M.D., Ph.D., was appointed our Global Head of Research and Development and Chief Medical Officer as of April 2015.  From January 2011 to March 2015, she was Senior Vice President, Global Medical Affairs and Global Therapeutic Area Head (Dermatology) for Allergan, Inc., a multi-specialty health care company.  From October 2007 to December 2010, Dr. Smith served initially as Vice President, External Medical Relations and then Vice President, Global Development at AstraZeneca LP, a global innovation-driven biopharmaceutical company.  From 2002 to 2007, Dr. Smith held a variety of management and medical roles with Bristol-Myers Squibb Company, a global biopharmaceutical company, in Australia, Canada, and the United States, most recently as the Head of U.S. Clinical Operations. In 2001, Dr. Smith was the Chief Executive Officer of Boron Molecular, a specialist fine chemicals manufacturing company.  Dr. Smith also serves on the Women’s Advisory Board for Ironman Corporation. Dr. Smith holds a B.A.Sc. and a B.Sc. from the Curtin University of Technology, a M.D. from the University of Warwick, a Ph.D. in oncology molecular genetics from the University of Western Australia, an M.B.A. from the University of New England (Australia) and a L.L.M. in medical law from the University of Salford.
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
Karen J. Wilson was appointed our Senior Vice President, Finance and Principal Accounting Officer as of February 2013 and served as our Vice President, Finance and Principal Accounting Officer from the closing of the Azur Merger in January 2012 until February 2013. Prior to the Azur Merger, she served as Jazz Pharmaceuticals, Inc.’s Vice President, Finance since February 2011 and was appointed Principal Accounting Officer in March 2011. From 2009 to January 2011, Ms. Wilson served as Vice President of Finance and Principal Accounting Officer at PDL BioPharma, Inc., a biotechnology company. From 2005 to 2009, she served as a principal at the consulting firm Wilson Crisler LLC. Previously, from 2001 to 2004, she was Chief Financial Officer of ViroLogic, Inc., a biosciences company. Prior to joining ViroLogic, Ms. Wilson served as Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc. from 1999 to 2001. Prior to 1999, Ms. Wilson worked for Deloitte & Touche LLP for ten years, serving clients in both the medical and technology fields. Ms. Wilson is a Certified Public Accountant in the State of California and received a B.S. in Business from the University of California, Berkeley.
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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.
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
Code of Conduct
Our code of conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The code of conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “About” under “Corporate Ethics.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website at the website address and location specified above.
Director Nominations
No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

Item 11.     Executive Compensation

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2015: Bruce C. Cozadd, Chairman and Chief Executive Officer; Matthew P. Young, Executive Vice President and Chief Financial Officer; Russell J. Cox, Executive Vice President and Chief Operating Officer; Suzanne Sawochka Hooper, Executive Vice President and General Counsel; and Karen Smith, M.D., Ph.D., Global Head of Research and Development and Chief Medical Officer. These five individuals are our named executive officers for 2015.
Executive Summary
The compensation committee of our board of directors believes that our executive compensation program is appropriately designed and reasonable in light of the executive compensation programs of our peer group companies and in line with our business strategy and priorities. The compensation committee also believes that our executive compensation program is responsible, in that it encourages executive officers to work for meaningful shareholder returns consistent with our pay-for-performance philosophy, without incentivizing our executive officers to make decisions that cause us to assume excessive risks.
In 2015, we delivered solid growth on the top- and bottom-line while increasing investment in new growth opportunities for our current products and our research and development pipeline. The highlights of our performance during the year included:

•	We continued to achieve solid revenue growth, primarily from sales of Xyrem® (sodium oxybate) oral solution.

◦	Total revenues were $1,324.8 million in 2015, representing an increase of 13% over total revenues of $1,172.9 million in 2014.

◦	Net sales of Xyrem were $955.2 million in 2015, representing an increase of 23% over net sales of $778.6 million in 2014.

◦
Adjusted net income attributable to Jazz Pharmaceuticals plc for 2015 was $600.1 million, representing an increase of 15% over adjusted net income attributable to Jazz Pharmaceuticals plc of $520.5 million in 2014.[1]

◦	GAAP net income attributable to Jazz Pharmaceuticals plc was $329.5 million in 2015, compared to $58.4 million in 2014.[2]

•	In late August 2015, we implemented the final Xyrem risk evaluation and mitigation strategy, or REMS, which was approved by the U.S. Food and Drug Administration, or FDA, in February 2015.

•
In September 2015, the FDA accepted for filing with priority review our new drug application, or NDA, for Defitelio® (defibrotide sodium), which was approved in March 2016 for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, also known as sinusoidal obstruction syndrome, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation therapy.

_______________________

[1]
Adjusted net income attributable to Jazz Pharmaceuticals plc, as used in this report, is a non-GAAP financial measure that excludes certain items from GAAP net income attributable to Jazz Pharmaceuticals plc. For more information on our presentation and calculation of non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc, and a reconciliation of non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc to GAAP net income attributable to Jazz Pharmaceuticals plc, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” in the Company’s 2015 Annual Report on Form 10-K.

[2]
GAAP net income attributable to Jazz Pharmaceuticals plc for 2014 included payment by us of a total of $202.6 million in upfront and milestone payments, primarily for the acquisition of rights to JZP-110 and to defibrotide in the Americas.

•
In 2015, we continued to invest in additional research and development activities, which include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.

◦
In the second quarter of 2015, we initiated patient enrollment in our Phase 3 clinical program for JZP-110, a late-stage investigational compound being developed for potential treatment of excessive daytime sleepiness, or EDS, in patients with narcolepsy and EDS in patients with obstructive sleep apnea.

◦	We continued to conduct our Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy.

◦
We enhanced our research and development capabilities by adding Dr. Karen Smith to our team in April 2015 as our Global Head of Research and Development and Chief Medical Officer. Dr. Smith brings more than 20 years of experience in the industry, and a track record of success in global development, medical affairs and lifecycle management.

•
In June 2015, we entered into a new credit agreement, which provides for a higher borrowing limit, more favorable interest rates and a longer maturity than our previous credit agreement, which was terminated.

We believe our executive compensation program design provides a balanced approach between rewarding our executive officers for current and long-term performance. Our executive compensation policies in 2015 included the following:

•
The majority of our compensation was linked to performance: for our Chief Executive Officer, 92% of 2015 compensation was performance-based, consisting of at-risk performance bonus and equity awards, as reported in our summary compensation table, and, for our other named executive officers, an average of 83% of 2015 compensation was performance-based.

•
We align our executive officers’ interests with our shareholders’ interests by rewarding our executive officers for both current performance and longer-term performance, with performance measured both by financial performance and milestones for the advancement of our long-term development programs and strategic initiatives.

•	We maintain an executive change in control and severance benefit plan, or the change in control plan, that complies with corporate governance best practices.

◦
The change in control plan is limited to “double-trigger” payments (requiring either termination other than for cause or resignation for good reason in connection with a change in control to trigger payments).

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

•
We have minimum share ownership guidelines for our board of directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the named executive officers, as described below under the heading “Ownership Guidelines for Directors and Executive Officers.”

Our board of directors and/or compensation committee have also implemented a number of other corporate governance practices that were determined to be in the best interest of our shareholders:

•	We have a Lead Independent Director to help to ensure the effective independent functioning of the board of directors in its oversight responsibilities.

•
Our 2015 advisory say-on-pay vote was approved by over 98% of total votes cast on the advisory proposal. Based on this positive feedback, the board of directors and the compensation committee decided to maintain our current approach to executive compensation for our Chief Executive Officer and other named executive officers.

•	Our compensation committee is composed solely of independent directors.

•
Our compensation committee has engaged an independent compensation consultant that reports directly to the compensation committee, and the compensation committee has the sole authority to direct the work of the consultant.

•	The compensation committee regularly meets in executive session without management present.

•	Our insider trading policy prohibits executive officers from engaging in speculative trading activities, including hedging or pledging their company securities as collateral.

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

Overview
Our executive compensation program is designed to help attract talented individuals with relevant experience in the life sciences industry to manage and operate all aspects of our business, to reward those individuals fairly over time, and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align executive officers’ compensation with our business objectives and the interests of our shareholders and to incentivize and reward executive officers for our success. Specifically, we have an executive compensation program that focuses on total rewards, combining short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk taking. We place significant emphasis on pay-for-performance-based incentive compensation programs, so that targeted compensation can be achieved only if performance goals are met and, in the case of our stock option awards, only if our share price appreciates over time. We consider our annual performance bonus awards and equity incentive awards to be “at risk,” or performance-based compensation. Our annual bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives that are derived from the annual corporate goals approved by our board of directors in advance. Likewise, our stock option awards will not provide realizable value and our restricted stock unit, or RSU, awards will not provide increased value unless there is an increase in the value of our shares. We believe that we must provide competitive compensation packages to attract and retain executive officers and to incentivize our executive management team to achieve success for us and our shareholders over the longer term.
As discussed in further detail below, our executive compensation program consists of the following three principal components:

•
Base Salary. Our compensation committee reviews and determines base salary rates for our executive officers each year, which are then generally effective by March 1. Base salary rates are determined, in consultation with the compensation committee’s independent compensation consultant, based on each executive officer’s responsibilities, individual performance and a review of competitive salary and total cash compensation data. In the case of our Chief Executive Officer’s base salary, our board of directors makes the final determination based on the compensation committee’s recommendation.

•
Performance Bonus Awards. We have an annual performance-based incentive bonus plan, or the performance bonus plan, for our employees, including our executive officers, under which bonuses may be paid after the end of each year at the discretion of the compensation committee (and our board of directors in the case of the Chief Executive Officer), based on our performance in meeting designated corporate objectives for the prior year and each individual’s contribution in meeting such corporate objectives.

•
Equity Grants. Our executive officers are eligible to receive equity grants which serve as long-term incentives to ensure that a portion of their total compensation is linked to our long-term success, thereby aligning their incentive compensation with the interests of our shareholders. Our compensation committee reviews and determines equity grants for our executive officers, generally once a year, early in the year, unless an executive officer is hired or promoted. In the case of our Chief Executive Officer’s RSU awards, our board of directors makes the final determination based on the compensation committee’s recommendation.

The compensation committee does not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants. Instead, the compensation committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate goals. In making executive compensation decisions, the compensation committee generally considers each executive officer’s total direct compensation, which consists of base salary, target bonus opportunity (which together with base salary we refer to as target cash compensation), and long-term equity awards, valued based on an approximation of grant date fair value. Because we believe it is important to our success to pursue long-term corporate goals, to avoid excessive risk taking, and to preserve our cash resources, a significant portion of the named executive officers’ total direct compensation is comprised of performance-based bonus opportunities and long-term equity awards, which aligns the executive officers’ incentives with the interests of our shareholders. This allocation between performance-based and fixed compensation is consistent with our pay-for-performance philosophy, the compensation market data provided by our compensation committee’s independent compensation consultant for each executive officer’s position, and our continued success in achieving corporate goals and increasing total shareholder return.
Role of the Compensation Committee and Executive Officers in Setting Executive Compensation
The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to the executive officers, including the named executive officers other than our Chief Executive Officer. The independent members of our board of directors approve the compensation of our Chief Executive Officer, upon recommendation from the compensation committee, and references in this Compensation Discussion and Analysis to our board of directors approving such compensation refer to the independent members of our board of directors. In making its executive compensation determinations, the compensation committee considers recommendations from the Chief Executive Officer. In making his recommendations, the Chief Executive Officer receives input from our human resources department and has access to various third party compensation surveys and compensation data provided by the independent compensation consultant to the compensation committee, as described below. While the Chief Executive Officer discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations to our board of directors concerning, or the determination of, his own compensation. Members of our human resources and legal departments also attend compensation committee meetings. The compensation committee discusses and makes determinations with respect to executive compensation matters without any named executive officers or other executive officers, other than the Chief Executive Officer as described above, present. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in the compensation committee meetings. The compensation committee does not delegate any of its functions to others in determining executive compensation.
Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, an Aon Hewitt Company, or Radford, which is a subsidiary of Aon plc, or Aon, has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding directors’ compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis and as needed with respect to specific questions that arise and on an advisory basis with respect to addressing other responsibilities arising under the compensation committee charter, including trends and best practices regarding executive compensation and compensation committees, in order to help inform the compensation committee’s decisions. Radford reports directly to the compensation committee, which maintains the authority to direct their work and engagement, and advises the compensation committee and our human resources department on ad hoc projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. The compensation committee and Radford meet in executive session with no members of management present as needed to address various compensation matters, including deliberations regarding the Chief Executive Officer’s compensation. In 2015, the cost of Radford’s executive compensation and director compensation consulting services provided to the compensation committee was approximately $136,000.
In addition, in 2015 management also engaged Radford to provide survey data relating to non-executive employee compensation and other affiliates of Aon to provide director and officer liability insurance-related services, pension-related services, other insurance brokerage services and risk services. The aggregate cost of such other consulting services provided in 2015 by Radford and other affiliates of Aon (not related to Radford's executive compensation and director compensation consulting services provided to the compensation committee) was approximately $151,000, of which approximately $140,000 related to various insurance-related and benefits consulting services and approximately $11,000 related to general survey data. Although the compensation committee was aware of the nature of the services performed by affiliates of Aon and the non-executive employee compensation survey data provided by Radford, the compensation committee did not review and approve such services and surveys, as those were reviewed and approved by management in the ordinary course of business.
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
Compensation Committee
The compensation committee is (and was at all times during 2015) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the NASDAQ listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and Chief Executive Officer, with input from members of our legal department, and is reviewed with the chair of the compensation committee.
In 2015, the compensation committee met six times and did not act by unanimous written consent. As of the date of this report, in 2016 the compensation committee met twice and has not acted by unanimous written consent.
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
In 2014, when developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2015, Radford reexamined our compensation philosophy and peer group and recommended changes to our 2014 peer group company list to reflect our growth, increase in our revenues and market capitalization and the consolidation in our industry. Radford selected companies that were in the life sciences industry (specifically biotechnology and specialty bio/pharma companies) with commercial products on the market, had revenue of approximately one half (0.5x) to two and a half times (2.5x) our then-projected revenue (resulting in a range of generally $450 million to $2.5 billion in revenue), had market values of approximately one third (0.3x) to three times (3x) our market capitalization at the time (resulting in a range of between $2.5 billion to $25 billion in market capitalization), and were located primarily in the United States or headquartered in Europe. Based on these criteria, Radford recommended, and our compensation committee approved, eliminating Acorda Therapeutics, Inc., Auxilium Pharmaceuticals, Inc., Impax Laboratories, Inc. and The Medicines Company (which no longer met the criteria described above), Myriad Genetics, Inc. (which had a different talent pool than our company for its diagnostics business), and Elan Corporation, plc, Onyx Pharmaceuticals, Inc., Questcor Pharmaceuticals, Inc. and ViroPharma Incorporated (which were acquired since the 2014 peer group company list was approved ) and adding Actelion Ltd., Mallinckrodt plc, Pharmacyclics, Inc. and Vertex Pharmaceuticals Incorporated to our 2015 peer group company list.
Based on these parameters, in October 2014 our compensation committee approved the following companies as our peer group for 2015: Actelion Ltd., Alexion Pharmaceuticals, Inc., Alkermes, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., Endo Health Solutions Inc. (formerly Endo Pharmaceuticals Holdings Inc.), Incyte Corporation, Mallinckrodt plc, Medivation, Inc., Pharmacyclics, Inc., Regeneron Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Seattle Genetics Inc., United Therapeutics Corporation, and Vertex Pharmaceuticals Incorporated. In determining executive compensation for 2015, the compensation committee reviewed data from this group of peer companies. At the time of approval of our 2015 peer group, our company was in the 56th percentile of the peer group for market capitalization and 47th percentile of the peer group for revenue.
In early 2015, Radford completed an assessment of executive compensation based on our peer group to inform the compensation committee’s determinations of executive compensation for 2015. This assessment included updated market data regarding executive compensation at comparable public companies in the life sciences industry (specifically biotechnology and specialty bio/pharma companies) that reflected our increased revenue and market value. This market data was compiled from multiple sources, including: (i) data from the Radford Global Life Sciences Survey with respect to the 2015 selected peer group companies listed above, or the peer survey data; (ii) the 2015 selected peer group companies’ publicly disclosed information, or public peer data; and (iii) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had average revenues of $755 million and between 500 and 2,000 employees, or the general survey data, which includes survey data with respect to our selected 2015 peer group companies. The components of the market data were based on the availability of sufficient comparative data for an executive officer’s position. Generally, peer survey data and public peer data are used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive officer’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford, and used as one reference point, in addition to other factors, in setting our executive officers’ compensation.
The compensation committee generally reviews total direct compensation, comprising both target cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program as a whole is positioned competitively to attract and retain the highest caliber executive officers and that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not have a specific target compensation level for the named executive officers; rather, the compensation committee reviews a range of market data reference points (generally at the 25th, 50th, 60th and 75th percentiles of the market data) with respect to total direct compensation, total target cash compensation (including both base salary and the annual target performance bonus) and equity compensation (valued based on an approximation of grant date fair value). In making compensation determinations, the compensation committee considers a variety of factors, which may include market data and a particular executive officer’s experience, overall qualifications and criticality of skills to the future performance of our company.
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
In late 2015, when developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2016, Radford selected companies that were in the life science (specifically biotechnology and specialty bio/pharma) industry with commercial products on the market, had revenue of approximately one quarter (0.25x) to three times (3x) our then-projected revenue (resulting in a range of generally $300 million to $4 billion in revenue), had market values of approximately one quarter (0.25x) to four times (4x) our market capitalization at the time (resulting in a range of between $2.5 billion to $40 billion in market capitalization), and were located primarily in the United States or headquartered in Europe. Based on these criteria and Radford’s recommendation, our compensation committee removed Cubist Pharmaceuticals, Inc., Pharmacyclics, Inc. and Salix Pharmaceuticals, Ltd. (which were acquired since the 2015 peer group company list was approved) and added Anacor Pharmaceuticals, Inc., Horizon Pharma plc, Ionis (formerly Isis) Pharmaceuticals, Inc., Shire plc and The Medicines Company to the remaining 2015 peers to form the final 2016 list of peer companies.
Advisory Vote on Executive Compensation
At our 2015 annual general meeting of shareholders, the shareholders approved, on an advisory basis, the compensation of the named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (over 98% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the named executive officers and encourages long-term retention. Accordingly, the compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our Chief Executive Officer’s compensation, our board of directors, expects to continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the named executive officers.

Executive Compensation Program
Our executive total compensation program currently consists of three principal components: base salary, annual performance bonuses (if approved by the compensation committee or board of directors, as applicable) and long-term incentive compensation, currently in the form of stock options and RSU awards which are subject to time-based vesting. The compensation committee takes a holistic approach to compensation to ensure the aggregate level of pay across all of the pay elements (base, total cash, long-term incentives) is meeting the company’s desired objectives for each executive officer.
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
As described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation,” the compensation committee considers several factors in setting base salary. One such factor is that competition for executive talent is intense in our industry and in our geographic areas. Our executive officers have many years of valuable experience in our industry, and their continued leadership is deemed critical to our short-term and long-term success. Because the compensation committee aims to ensure that our executive officers’ base salaries are competitive, the base salaries of individual executive officers may vary based on a particular individual’s experience, overall qualifications and criticality of skills to the future performance of our company, in addition to market data for each named executive officer’s position. The compensation committee does not set base salaries in isolation. When determining actual base salaries, the committee also evaluates the level of total target cash compensation for each named executive officer given that target bonus opportunities are expressed as a percent of base salary.
Performance Bonus Plan
In accordance with the performance bonus plan, we maintain an annual bonus award program to reward the named executive officers (and other employees) for attaining our company’s corporate objectives and for their individual contributions toward such achievements. Corporate objectives under the performance bonus plan are derived from our annual corporate goals and generally relate to some combination of our commercial efforts, financial measures (such as revenues and adjusted net income targets), corporate development efforts, progress of our clinical development programs, regulatory matters, regulatory and sales and marketing compliance, operational achievements and effective employee engagement, accountability and professional development.
In keeping with our pay-for-performance philosophy, the compensation committee takes a formulaic approach to determining our bonus pool under the performance bonus plan. The compensation committee assigns a specific weighting to each quantitative and qualitative corporate objective. An algorithm is defined for calculating the achievement of the quantitative corporate objectives. The achievement of the quantitative and qualitative corporate objectives is reviewed throughout the year. Shortly following the end of each year, the total bonus pool, if any, that will be allocated to the named executive officers and other employees is set by the compensation committee, based on the algorithm and the compensation committee’s determination of the company’s success in achieving the quantitative and qualitative corporate objectives.
The performance bonus plan sets specific executive bonus opportunities, expressed as a percentage of base salary paid. The annual target bonuses are determined by our compensation committee based on several factors, including market data, as described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation,” and based on each executive officer’s job level, in order to promote internal equity for positions of similar scope and impact and, given the cross-functional nature of our business, to reinforce teamwork across the executive group. Target bonuses are reviewed by the compensation committee on an annual basis. Annual target performance bonuses generally correspond to job level, representing a larger percentage of compensation for those executive officers who have a greater opportunity to impact corporate performance.
The actual performance bonus awarded to each executive officer in a year, if any, may be more or less than the applicable target percentage described above, depending primarily on the compensation committee’s determination of our company’s achievement of corporate objectives (and therefore the total bonus pool) and subjective assessment of each executive officer’s contribution to the achievement of our corporate objectives. Whether or not a performance bonus is paid for any year is within the discretion of the compensation committee (or the board of directors in the case of our Chief Executive Officer) based on such achievement. The Chief Executive Officer provides input and recommendations to the compensation committee with respect to bonuses for the executive officers other than himself.
We have not historically paid any guaranteed bonuses to the named executive officers. From time to time when the compensation committee determines appropriate, we pay special bonuses in connection with the commencement of employment of executive officers, generally contingent upon their continued service, such as the signing and relocation bonuses we paid to Dr. Smith as described below under the heading “Offer Letter for Dr. Smith” and “Description of Compensation Arrangements—Executive Employment Agreements.”
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
Equity award grants may be made at varying times and in varying amounts in the discretion of the compensation committee, but are generally approved for executive officers, including the named executive officers, once a year unless an executive officer is hired or promoted, in which case a grant may be made at that time, or, in rare circumstances, for recognition of outstanding performance. Our equity incentive grant policy, which was initially approved by our board of directors after the Azur Merger and amended and restated most recently in April 2015, provides that all equity grants that are approved for executive officers will be granted on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy requires that grants to our executive officers, if any, be made shortly after we have released information about our financial performance to the public for the applicable annual or quarterly period, so that the market will have an opportunity to absorb the financial and other information included in our annual and periodic reports before such grants are awarded. As a result, the timing of equity awards is not coordinated in a manner that intentionally benefits our executive officers; rather, the policy is designed with the objective that the market price of our ordinary shares at the time of grant can generally be expected to reflect our then-current results and prospects.
For all employees, the exercise price of stock options is equal to the fair market value (the closing price as reported on the NASDAQ Global Select Market) of our shares on the date of grant. Stock option grants generally vest 25% upon the one year anniversary of the vesting commencement date, which is generally the employment commencement date for new hire grants and the grant date for annual grants, and vest as to the remainder of the shares in 36 equal monthly installments thereafter, subject to the option holder’s continued service with us. RSUs typically vest annually over four years from the grant date, also subject to the holder’s continued service with us. Stock options and RSUs are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control.” The compensation committee (or the board of directors, as applicable) may from time to time approve vesting schedules different from these standard schedules if they determine necessary to address special circumstances.
The compensation committee considers several factors in setting long-term equity awards, including market data, as described above under the heading “Compensation Discussion and Analysis—Competitive Assessment of Cash and Long-Term Compensation.” In determining the size of equity awards, the compensation committee considers the value of the awards at our peer companies, as well as other factors, including the retention value of each executive officer’s total equity holdings, giving effect to such award and each executive officer’s total direct compensation relative to internal pay equities among our executive officer group. Standard vesting schedules are established to ensure a meaningful incentive to remain employed with our company and to work toward its success over time. Accordingly, an equity award will generally provide a return to the employee only if he or she remains in our company’s service, and then, in the case of stock options, only if the market price of our stock appreciates over the equity award term.
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
Since February 2013, we maintain share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors in order to better align their interests with those of our shareholders. The practice of implementing share ownership guidelines for executive officers is aligned with our ownership culture. A description of this policy is included below under the heading “Ownership Guidelines for Directors and Executive Officers.”
Severance Benefits upon Change in Control
All of the named executive officers employed as of the end of 2015 are eligible to participate in the change in control plan. A description of this plan is included below under the headings “Change in Control Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Change in Control and Severance Benefit Plan.”
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

Ownership Guidelines for Directors and Executive Officers
In February 2013, we adopted share ownership guidelines for our non-employee directors, Chief Executive Officer and certain other employees who serve on our executive committee, including the currently-employed named executive officers. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to: three times (3x) base salary, for the company’s Chief Executive Officer; one times (1x) base salary, for each other member of the company’s executive committee; and three times (3x) the director’s annual cash retainer, for each non-employee director of the company.
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
2015 Compensation Decisions for the Named Executive Officers
We believe that 2015 was a productive year for us due in part to our revenue and adjusted net income growth, our defibrotide NDA submission and its acceptance for filing with priority review by the FDA, the implementation of the final approved REMS for Xyrem and the progress we made advancing our clinical development pipeline projects, as described above under the heading “Compensation Discussion and Analysis—Executive Summary.”
Base Salary
The 2015 base salary increases reflected the compensation committee’s desire to set base salary rates for each position between the 25th and 50th percentiles of the market data for the particular position, except as described below.
Upon recommendation from the compensation committee, the board of directors increased the 2015 base salary rate for Mr. Cozadd by approximately 4.2% from his base salary rate in effect at the end of 2014. The board of directors determined this increase was warranted because Mr. Cozadd’s 2014 base salary rate was at the 25th percentile of the market data for his position, which was not reflective of his significant individual contributions. After the increase, Mr. Cozadd’s 2015 base salary was between the 25th and 50th percentiles of the market data for his position.
Mr. Young was promoted in early 2015 from Senior Vice President and Chief Financial Officer to Executive Vice President and Chief Financial Officer. Mr. Young’s 2015 base salary rate, giving effect to his promotion, was increased by approximately 14.5% from his base salary rate in effect at the end of 2014 and, after the increase, was between the 25th and 50th percentiles of the market data for his promoted position. The compensation committee determined this level of base salary was appropriate given Mr. Young’s assumption of a new role, internal equity with the other executive officers and market data for his promoted position.
Mr. Cox’s 2015 base salary rate was increased by approximately 4.8% from his base salary rate in effect at the end of 2014 so that, after the increase, his base salary was at the 25th percentile of the market data for his promoted position. The compensation committee determined this level of base salary was appropriate given Mr. Cox’s assumption of a new role and increased responsibilities, internal equity with the other executive officers and market data for his promoted position.
Ms. Hooper’s 2015 base salary rate was increased from her 2014 base salary rate by approximately 3.1% in order to maintain Ms. Hooper’s historical pay positioning. Following this increase, Ms. Hooper’s 2015 base salary remained above the 75th percentile of the market data for her position, which the compensation committee determined remained appropriate given that her base salary rate in prior years was similarly at the high end of the range of the market data for her position based on her salary at the time of joining the company and given her experience and criticality to the business.
Dr. Smith joined us in April 2015 as Global Head of Research and Development and Chief Medical Officer. Her 2015 base salary rate was determined in connection with her commencement of employment, based on a number of factors, including her prior relevant experience, compensation in her prior position and internal equity with the other executive officers in order to provide a competitive pay range compared to our peer companies. Dr. Smith’s 2015 base salary rate was at approximately the 75th percentile of the market data for her position.
The 2015 base salary rates and percentage increases from 2014 base salary rates for the named executive officers are set forth in the table below.

Name	2015 Base Salary ($)(1)	Increase over 2014 Base Salary (%)

Bruce C. Cozadd	875,000	4.2
Matthew P. Young(2)	475,000	14.5
Russell J. Cox	550,000	4.8
Suzanne Sawochka Hooper	500,000	3.1
Karen Smith, M.D., Ph.D.	475,000	N/A
_________________________

(1)	Base salary rates were generally effective by March 1, 2015, or, for Dr. Smith, upon her commencement of employment in April 2015.

(2)
As described above, Mr. Young was promoted in early 2015 and the increase in his base salary reflects the assumption of a new role, internal equity with the other executive officers and market data for his promoted position.

In February 2016, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following 2016 base salaries for the named executive officers, effective February 20, 2016: Mr. Cozadd, $925,000; Mr. Young, $520,000; Mr. Cox, $575,000; Ms. Hooper, $525,000; and Dr. Smith, $500,000. In most instances, the increases reflected the compensation committee’s desire to set base salary rates for each position between the 25th and 50th percentiles of the market data for the particular position, with the exception of Mr. Young, whose base salary rate is at the 60th percentile of market data for his position, and Ms. Hooper, whose base salary rates remains at approximately the 75th percentile of market data for her position.
Performance Bonus Awards
In early 2015, the board of directors approved no changes to the target performance bonus for Mr. Cozadd, which remained at 100% of his base salary earned during 2015. In early 2015, the compensation committee approved a target performance bonus for Mr. Young, Mr. Cox and Ms. Hooper, as executive vice presidents, of 55% of each officer’s base salary earned during 2015, increased from the executive vice president’s 50% target performance bonuses for 2014. In April 2015, the compensation committee approved a target bonus for Dr. Smith, as a senior vice president and executive committee member, of 45% of her base salary earned during 2015. These targets provide financial incentives to the named executive officers to work to achieve our annual corporate goals and are consistent with the company’s goal to remain competitive with the performance bonus practices of its peers. The board of directors sets the annual target performance bonus for the Chief Executive Officer at a higher percentage than the percentages for other executive officers to reflect that the Chief Executive Officer has ultimate responsibility for our company’s performance. In most instances, in recommending annual target performance bonuses for the named executive officers, the compensation committee also generally targets total target cash compensation (including both base salary and annual target performance bonus) for each position between the 25th and 50th percentiles of the market data for the particular position, with the exceptions described below.
In recommending to our board of directors the Chief Executive Officer’s annual target performance bonus, the compensation committee considered his total target cash compensation, which for 2015 was approximately between the 25th and 50th percentiles of the market data for his position. In setting the 2015 annual target performance bonuses for the named executive officers other than Mr. Cozadd, the compensation committee considered internal equity among the executive officer positions and therefore set the same bonus percentage for all executive vice presidents and the same bonus percentage for all senior vice presidents who are executive committee members. Similarly, in keeping with its holistic approach to compensation, the compensation committee considered the total target cash compensation for each individual (including both base salary and annual target performance bonus), which were: for Mr. Young, between the 25th and 50th percentiles of the market data for his position; for Mr. Cox, at approximately the 25th percentile of the market data for his position; for Ms. Hooper, above the 75th percentile of the market data for her position, which the compensation committee determined remained appropriate given that her base salary rate has historically been at the high end of the range of the market data for her position since she joined the company given her compensation in prior positions and her experience; and, for Dr. Smith, between the 60th and 75th percentiles of the market data for her position based on a number of factors, including her prior relevant experience, compensation in her prior position and internal equity with the other executive officers in order to provide a competitive pay range compared to our peer companies.

Our board of directors approved quantitative and qualitative corporate objectives for purposes of establishing the level of funding for our performance bonus plan for 2015 and communicated these objectives to the named executive officers in early 2015 (or April 2015, with respect to Dr. Smith). For 2015, our board of directors determined that the bonus pool for the 2015 plan year should be based 70% on the level of achievement of three specific quantitative corporate objectives and 30% on the level of achievement of certain qualitative corporate objectives. Each corporate objective has a relative weighting. For 2015, the corporate objectives related to our achievement of research and development goals were given higher weight than in prior years, reflecting our increased focus on advancing our product candidate portfolio. We also shifted our characterization of our 2015 corporate development-related objective from quantitative to qualitative because the compensation committee considered the nature of this specific objective more qualitative than quantitative. These quantitative and qualitative objectives and the criteria used by the compensation committee to determine achievement are described below.
After adding together the bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 70% and 30%, respectively, the compensation committee approved an overall bonus pool funding percentage of up to 86.3% for 2015, or the 2015 bonus percentage, which resulted in approval of an aggregate corporate bonus payout for the company’s employees of 86.3% of the target bonus pool for the 2015 plan year.
Quantitative Objectives
The table and accompanying footnotes below summarize the three quantitative objectives for 2015, with a relative weighting of 70%, the two revenue add-on goals, and their corresponding weights, actual results and performance multipliers, as well as the resulting bonus pool funding percentage used for these objectives.
The compensation committee defined an algorithm with respect to each quantitative objective, including the two revenue add-on goals, for calculating the bonus pool funding attributable to the extent of achievement for each such objective. The compensation committee set specific minimum and maximum levels of achievement for the total revenue objective, the Xyrem revenue bottle growth add-on goal, the Defitelio European net sales add-on goal and the adjusted net income objective, which are described in the footnotes to the table below. For the quantitative objective relating to advancing our product candidate portfolio, the compensation committee did not set a minimum performance level; rather, achievement of between 0% and 200%, measured against certain criteria as described in more detail below, was determined by the compensation committee and used to calculate the applicable bonus pool funding percentage attributable to such objective.

Corporate Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (3)

1.	Achieve total revenue of $1,340 million (at budgeted foreign currency exchange rates) (1)	30%	Below target: Total revenue of $1,324.8 million	96% (2)	28.7%
	• Add-on goal: Achieve certain Xyrem year-over-year revenue bottle growth (4)	7.5%	Below add-on target	-%	-%
	• Add-on goal: Achieve certain Defitelio European net sales (5)	7.5%	Below add-on target	-%	-%
2.	Advance our growing, diversified product candidate portfolio, which included making scheduled progress on: (6) • JZP-110 clinical activities; • research and development activities related to line extensions/new indications for our existing products; and • submission of the defibrotide NDA	20%	Below target (6)	80%	16.0%
3.	Achieve adjusted net income attributable to Jazz Pharmaceuticals plc* of $601 million (1)	20%	Below target: Adjusted net income of $600 million (7)	99%	19.8%
Total					64.5%
_________________________

(1)
If a specified minimum annual performance level was met (95% of target for the total revenue objective and the adjusted net income objective), then a scaled performance multiplier (ranging from 50% to 150% for the total revenue objective and 50% to 200% for the adjusted net income objective) was determined and used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the minimum level, 50% if performance was at the minimum level, and then scaled for performance between 51% and the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (105% of target for the total revenue objective and 110% of target for the adjusted net income objective).

(2)
To calculate the performance multiplier, the reported revenue of $1,324.8 million was increased by $10 million to adjust for the impact of foreign currency exchange rates that were less favorable than the budgeted rates.

(3)
The percentages in this column represent, for each quantitative objective, the weight of the quantitative objective multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(4)
With respect to the Xyrem bottle growth add-on goal, the minimum add-on performance level was set at 9% annual bottle volume growth, which would have resulted in a 50% performance multiplier. The performance multiplier increased to a maximum of 100% at 10.5% annual bottle volume growth or above. Actual achievement for 2015 was 6% bottle volume growth.

(5)
With respect to the Defitelio European net sales add-on goal, the performance levels were set at achievement above budgeted European net sales of $78.3 million based on budgeted foreign currency exchange rates. The minimum annual performance level was set at $86.1 million, which represented 10% above the budgeted net sales number and which would have resulted in a 50% performance multiplier. The performance multiplier would have increased to a maximum of 100% at achievement of Defitelio European net sales of $94.0 million, which represented 20% above the budgeted net sales number. The minimum annual performance level was not reached.

(6)
With respect to the quantitative objective of advancing our product candidate portfolio, the compensation committee determined that the actual achievement by the company was 80%, resulting in a performance multiplier of 80%, and therefore a 16% bonus pool funding percentage, based on achievement with respect to the sub goals as described below:

Sub Goals	Objectives and Results
JZP-110 Clinical Activities
This sub goal related both to the initiation of a Phase 3 clinical program for JZP-110 and an enrollment target for year-end. All Phase 3 studies of JZP-110 were initiated on schedule; however, patient enrollment at the end of the year was below the identified target.

Research and Development Activities Related to Line Extensions/New Indications for Our Existing Products
This sub goal required us to advance certain research and development activities related to line extensions and/or new indications for our Xyrem, Erwinaze and defibrotide products, including an enrollment goal in our Phase 3 clinical trial of Xyrem to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. While we made advances in our sodium oxybate life cycle management strategy, exceeded our 50% enrollment goal in our Phase 3 clinical trial of Xyrem and identified new potential indications for defibrotide, we did not meet certain other goals with respect to Erwinaze line extensions.

Submission of the Defibrotide NDA
This sub goal targeted completion of the submission of our NDA to the FDA in the second quarter of 2015, with acceptance for filing by the FDA in the third quarter of 2015. The submission was actually completed in July 2015; the FDA accepted our NDA for filing in the third quarter of 2015.

(7)
The dollar figures for our Actual Results in this row represent adjusted net income attributable to Jazz Pharmaceuticals plc for the year ended December 31, 2015. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the 10-K.

*
Adjusted net income attributable to Jazz Pharmaceuticals plc, as used in this report, is a non-GAAP financial measure that excludes certain items from GAAP net income attributable to Jazz Pharmaceuticals plc. For more information on our presentation and calculation of non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc, and a reconciliation of non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc to GAAP net income attributable to Jazz Pharmaceuticals plc. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in the company’s 2015 Annual Report on Form 10-K.

Qualitative Objectives
The qualitative corporate objectives approved by the board of directors fell into two equally weighted categories: progress in corporate development activities and a demonstrated commitment to and progress on certain organizational enhancements. Achievement of the qualitative objectives is inherently less precisely measurable than with respect to the quantitative objectives.
The objective relating to progress in corporate development activities included an enhanced focus on corporate strategy, corporate development planning activities and readiness to execute on any pursued corporate transactions during 2015 that would meaningfully diversify our business and impact revenues over time. The multiplier applied to the corporate development objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the corporate development objective was achieved during the year. In evaluating the corporate development objective, the compensation committee determined the following accomplishments were relevant: (i) our identification and evaluation of several potential corporate development transactions during 2015, including our readiness and related efforts to vigorously pursue certain opportunities; (ii) completion of an internal long-term strategy project to focus our corporate development activities; (iii) completion of the sale of certain products and the related business that we acquired as part of the EUSA acquisition; and (iv) the refinancing of our existing term loans and revolving credit facility to increase borrowing capacity, to reduce the interest rate on our term loan and revolving credit facility borrowings and to provide for a longer maturity. As a result, the compensation committee determined that overall achievement resulted in a multiplier of 60%, and therefore a 9% bonus pool funding percentage for the 2015 corporate development objective.
There were three sub goals associated with the organizational enhancements objective. Because they are not quantifiable, they were not assigned individual weightings. The multiplier applied to the organizational corporate objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the aggregate organizational corporate objective, including sub goals, was achieved during the year. The organizational corporate objective sub goals were:

•	continuing to make meaningful progress on our corporate culture with shared values, global infrastructure and processes;

•	aligning employee accountability and strong performance with a company commitment to employee development; and

•	continuing our strong commitment to compliance and quality.
In evaluating the organizational corporate objective, the compensation committee determined the following accomplishments were relevant: (i) the restructuring of our European and rest of world operations and the related completion of the integration of those operations within our global infrastructure; (ii) our successful execution of projects for improving operations of the drug safety and quality departments; (iii) favorable outcomes with respect to FDA and other regulatory agency audits of certain of our facilities; and (iv) an increased focus on employee development and performance management. After balancing the performance with respect to all of the organizational corporate objective sub goals, the compensation committee determined that overall achievement resulted in a multiplier of 85%, and therefore a 12.8% bonus pool funding percentage for the 2015 organizational corporate objective.
The compensation committee did not set specific objectives for individual executive officers. Each of the executive officers is responsible for meeting the corporate objectives, and each objective was deemed important in determining the level of the company’s performance during the year.
The compensation committee (with approval from the board of directors with regard to Mr. Cozadd) determined that the company’s overall 2015 bonus percentage of 86.3% was applicable to Mr. Cozadd, because, as Chief Executive Officer, Mr. Cozadd is responsible for the company meeting all of its objectives. Similarly, because all other named executive officers’ functions contributed significantly to the achievement of our corporate objectives, each of their performance cash bonus award payments reflected 86.3% of their target bonus payouts, modestly adjusted for rounding.
In February 2016, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved the following performance cash bonus award payments for 2015 under the performance bonus plan: Mr. Cozadd, $750,500; Mr. Young, $225,000; Mr. Cox, $255,000; Ms. Hooper, $240,000; and Dr. Smith, $130,000. Dr. Smith’s bonus was based on a partial year of earnings due to her commencement of employment in April 2015. In addition, after reviewing the market data provided by Radford and considering our growth and position relative to our 2016 peer group, the compensation committee determined that there would be no change to the 2016 target performance bonuses for the named executive officers for 2016, and approved 2016 target performance bonuses for our executive officers who are executive vice presidents of 55%, and for those who are senior vice presidents and members of our executive committee of 45%, in each case, of each officer’s base salary earned during 2016. The board of directors made no change to the 2016 target performance bonus for Mr. Cozadd and approved a target performance bonus of 100% of his base salary earned during 2016.
Stock Option and RSU Awards
In February 2015, the compensation committee and, with respect to Mr. Cozadd, the board of directors, approved annual equity grants under our 2011 Plan to the named executive officers. The compensation committee and the board of directors determined that the value of equity grants should continue to generally be structured so that 50% of the potential value was delivered in the form of stock options and 50% of the potential value was delivered in the form of RSUs, resulting in an approximately 2.6 to 1 ratio of stock option grants to RSUs, to control dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price. The 50/50 value split (based on an approximation of grant date fair value) is consistent with our historical practices and was determined taking into consideration peer practices and market data. Mr. Cozadd was awarded 72,500 options and 27,800 RSUs. Each of Mr. Young, Mr. Cox and Ms. Hooper was awarded 20,000 options and 7,675 RSUs.

These equity grants vest over four years, with 25% of the shares subject to the option awards vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months, and 25% of the RSUs vesting annually on the first through fourth anniversaries of the grant date.
In connection with her commencement of employment in April 2015, the compensation committee approved an award of 17,780 options and 7,105 RSUs to Dr. Smith. Dr. Smith’s options and RSUs vest under the same four-year schedule described above, except that, pursuant to Dr. Smith’s offer letter, 275 shares subject to the RSU grant (approximately $50,000 in value, based on the stock price on the date of grant) vest on the one-year anniversary of Dr. Smith’s commencement of employment, which the compensation committee determined was necessary as an adjunct to her cash sign-on bonus in order to attract and incentivize Dr. Smith to commence employment with us.
The compensation committee and, with respect to Mr. Cozadd, the board of directors, determined the number of stock options and RSUs to be granted to each executive officer by reference to the value of the award (based on an approximation of grant date fair value) and internal equity among the executive officer group. The compensation committee also considered the size of each executive officer’s awards in the context of total direct compensation for each executive’s comparable role at our peer companies to ensure our practices were meeting the company’s retention objectives. The 2015 equity awards for Mr. Cozadd were awarded at approximately between the 60th and 75th percentiles of the market data for his position. The 2015 equity awards for Mr. Cox were awarded at the 60th percentile of the market data for his position. The 2015 equity awards for Mr. Young and Ms. Hooper were awarded at approximately the 75th percentile of the market data for each of their respective positions. Dr. Smith’s 2015 new hire equity grant was targeted at approximately the 50th percentile of market data for her position taking into consideration the premium typically offered to new hires to induce them to leave their prior positions. The compensation committee and the board of directors determined these awards were appropriate to encourage our named executive officers to contribute to the company’s long-term performance and, with respect to Dr. Smith’s new hire grants described above, to also incentivize her to join our company. Mr. Cozadd, Mr. Young and Ms. Hooper’s grants were at the high end of the market data, which the compensation committee determined was appropriate based on our position relative to our peer group, market trends and the compensation committee’s emphasis on long-term incentives that align our executive officers’ compensation with the interests of our shareholders and allow for above-market rewards for exceptional corporate performance.
The compensation committee believes that equity award grants to the named executive officers in 2015 were consistent with providing each continuing named executive officer with an ongoing equity position in the company that is competitive with similarly situated executive officers at companies included in the market data, fosters an ownership culture focused on the company’s long-term performance and appropriately encourages and rewards exceptional individual achievement. Our share ownership guidelines for the named executive officers, certain other executive officers and non-employee directors were adopted to further support this ownership culture and better align the interests of these executive officers and non-employee directors with those of our shareholders. A description of this policy is included above under the heading “Ownership Guidelines for Directors and Executive Officers.”
The compensation committee and the board of directors determined to maintain the same general structure for our equity program in 2016, applying the same reasoning as described above. As a result, the value of the annual equity grants in February 2016 was delivered 50% in stock options and 50% in RSUs, using a ratio of stock option grants to RSUs of 2.5 to 1. In February 2016, the compensation committee and, with respect to Mr. Cozadd’s RSU awards, the board of directors, approved annual equity grants under our 2011 Plan to the continuing named executive officers in the following amounts. Mr. Cozadd was awarded 77,500 options and 31,000 RSUs. Each of Mr. Young, Mr. Cox and Ms. Hooper was awarded 22,500 options and 9,000 RSUs. Dr. Smith was awarded 15,000 options and 6,000 RSUs. These equity grants vest over four years, with 25% of the shares subject to the option awards vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months, and 25% of the RSUs vesting on the first through fourth anniversaries of the grant date. The 2016 annual equity grants to the named executive officers reflect the compensation committee’s review of market data for annual grants to executive officers in similar positions, based on industry and responsibility level.
Offer Letter with Dr. Smith
In connection with her commencement of employment with us in April 2015, in March 2015 we extended an offer letter to Dr. Smith, which was amended and restated in July 2015. The offer letter provides for Dr. Smith’s initial base salary and performance bonus opportunity, a hiring bonus of $100,000, and relocation assistance in the form of a bonus of $190,000. Additionally, the offer letter provides for equity awards in the form of stock options and RSUs in an amount to deliver value of approximately $2.5 million based on our stock price on the date of grant, vesting according to our standard four-year vesting schedules described above, as well as a smaller RSU in an amount to deliver value of approximately $50,000 based on our stock price on the date of grant, vesting one year from commencement of employment. The options and RSU grant described in Dr. Smith’s offer letter were granted to her in May 2015 and are described above under the heading “Stock Option and RSU Awards.”
Change in Control Plan
Our change in control plan provides that if an executive’s employment terminates under certain circumstances in connection with a change in control, the executive will be eligible to receive certain severance benefits, including cash benefits based on the executive’s base salary and annual bonus, COBRA premiums and equity award acceleration. The terms of the change in control plan are described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” Our compensation committee periodically reviews the terms of our change in control plan against market data to ensure that the benefits we offer remain appropriate. In early 2016, the compensation committee reviewed the benefits offered under the change in control plan and determined that the general “double-trigger” structure and benefits remained appropriate. While the levels and amounts of benefits remain the same, the compensation committee approved the following modifications and clarifications to the plan:

•
an executive’s termination due to death or disability will be considered an involuntary termination without cause entitling the executive to receive severance benefits if such termination occurs within the twelve months following a change in control transaction;

•	cash severance payments are calculated based on an executive’s salary and bonus at the time of termination or, immediately prior to the change in control, if higher;

•
certain modifications to the definitions of cause, change in control and good reason (specifically, “cause” was revised to clarify and broaden the actions taken by the executive which could constitute “cause” for termination; “change in control” was revised to lower the threshold regarding an accumulation of ownership by a single shareholder or group that would constitute a change in control from 50% to 30%, to reflect Irish takeover methods and add a change in the majority of the incumbent board of directors as a change in control; “good reason” was modified to provide that the reduction in base salary by more than 10% would constitute good reason even if the reduction was part of a company-wide or executive-wide salary reduction, that such reduction could take place in a series of one or more smaller reductions that totaled 10%, and to include the baseline rate for comparison for measuring such reduction; and clarifications were made to ensure that, after a change in control, an executive who retains the same position but with substantially reduced authorities, duties or responsibility will have grounds to resign for good reason);

•	certain other clarifications, including regarding eligibility for employees of our U.S. affiliates and timing for equity acceleration; and

•	updates in accordance with U.S. and Irish law.
The modifications to the change in control plan were intended as refinements aimed to provide greater clarity, reflect market practice and improvements for both the executives and our company and updates in applicable law since the plan was originally adopted in 2007. Only our executive officers who are employees of our U.S. affiliates are eligible to participate in the change in control plan, which includes all of our named executive officers. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future.
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
Risk Assessment Concerning Compensation Practices and Policies
The compensation committee annually reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2016 the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks and, as described above under the heading “Compensation Discussion and Analysis,” significant compensation decisions, and decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.
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
SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the named executive officers during fiscal years 2015, 2014 and 2013, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Bruce C. Cozadd	2015	869,616	—	4,870,279	4,182,445	750,500	4,622	10,677,462
Chairman and Chief Executive Officer	2014	830,000	—	5,498,457	4,194,452	1,020,900	11,692	11,555,501
	2013	771,154	—	2,956,500	3,478,750	1,056,500	3,622	8,266,526
Matthew P. Young (7)	2015	465,769	—	1,344,582	1,153,778	225,000	3,710	3,192,839
Executive Vice President and Chief Financial Officer	2014	402,904	—	1,563,726	1,185,144	250,000	3,620	3,405,394
Russell J. Cox	2015	546,154	—	1,344,582	1,153,778	255,000	4,622	3,304,136
Executive Vice President and Chief Operating Officer	2014	493,462	—	2,681,998	1,991,469	320,000	11,759	5,498,688
	2013	419,616	—	813,038	765,325	380,000	3,622	2,381,601
Suzanne Sawochka Hooper	2015	497,692	—	1,344,582	1,153,778	240,000	4,622	3,240,674
Executive Vice President and General Counsel	2014	483,462	—	1,666,199	1,271,046	320,000	3,710	3,744,417
	2013	473,462	62,500	946,080	890,560	430,000	2,689	2,805,291
Karen Smith, M.D., Ph.D. (8) Global Head of Research and Development and Chief Medical Officer	2015	337,981	290,000	1,254,103	1,034,350	130,000	67,492	3,113,926
 _______________________

(1)
The dollar amounts in this column represent base salary earned during the indicated fiscal year. For more information on salaries in 2015, see “Compensation Discussion and Analysis—2015 Compensation Decisions for the Named Executive Officers—Base Salary” above.

(2)
The dollar amounts in this column represent, in the case of Dr. Smith, a cash signing bonus of $100,000 and a relocation bonus of $190,000 paid in 2015, and in the case of Ms. Hooper, a retention bonus paid in 2013. See “Description of Compensation Arrangements—Executive Employment Agreements” below.

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

(5)
The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2015, see “Compensation Discussion and Analysis—2015 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(6)
The dollar amounts in this column for 2015 include group term life insurance premiums paid and matching contributions under the 401(k) Plan of up to $2,000. Also included in this column for Dr. Smith for 2015 are relocation costs and expenses of $64,343.

(7)	Mr. Young joined us in April 2013 and first became an executive officer in March 2014 when he was appointed as our Chief Financial Officer.

(8)	Dr. Smith joined us as our Global Head of Research and Development and Chief Medical Officer in April 2015.

Grants of Plan-Based Awards
The following table shows, for the fiscal year ended December 31, 2015, certain information regarding grants of plan-based awards to the named executive officers.
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	869,616
	Annual Option	2/26/2015	2/12/2015			72,500	175.19	4,182,445
	Annual RSU	2/26/2015	2/12/2015		27,800			4,870,279
Matthew P. Young	Annual Cash	—	—	256,173
	Annual Option	2/26/2015	2/11/2015			20,000	175.19	1,153,778
	Annual RSU	2/26/2015	2/11/2015		7,675			1,344,582
Russell J. Cox	Annual Cash	—	—	300,385
	Annual Option	2/26/2015	2/11/2015			20,000	175.19	1,153,778
	Annual RSU	2/26/2015	2/11/2015		7,675			1,344,582
Suzanne Sawochka Hooper	Annual Cash	—	—	273,731
	Annual Option	2/26/2015	2/11/2015			20,000	175.19	1,153,778
	Annual RSU	2/26/2015	2/11/2015		7,675			1,344,582
Karen Smith, M.D., Ph.D.	Annual Cash	—	—	152,091
	Initial Option	5/11/2015	4/3/2015			17,780	176.51	1,034,350
	Initial RSU	5/11/2015	4/3/2015		275			48,540
	Initial RSU	5/11/2015	4/3/2015		6,830			1,205,563
 _______________________

(1)
This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2015 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each named executive officer’s base salary earned for the fiscal year ended December 31, 2015 and were 100% for Mr. Cozadd, 55% for each of Messrs. Young and Cox and Ms. Hooper and 45% for Dr. Smith. The dollar value of the actual bonus award earned for the year ended December 31, 2015 for each named executive officer is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the named executive officers for the year ended December 31, 2015. For a description of the performance bonus plan, see “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2015 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards” above.

(2)
Annual and initial stock options and RSU awards were granted under the 2011 Plan. Each of the annual stock option awards listed in the table above vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Dr. Smith’s initial stock option award listed in the table above vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of her employment start date, or April 13, 2016, and the remainder vests monthly in 36 equal installments from May 13, 2016 to April 13, 2019. Each of the annual RSU awards vest in four equal annual installments on the anniversary of the grant date. Dr. Smith received two initial RSU grants of 275 and 6,830 shares, respectively, the first of which vested in full on April 13, 2016 and the second of which vests in four equal installments on the anniversary of the grant date. As a general matter, the vested portion of stock options granted to the named executive officers will expire three months after each named executive officer’s last day of service, subject to extension upon certain termination situations, such as death or disability, and RSUs will cease vesting upon each named executive officer’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below. See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(3)
Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant which was $175.19 per share for the February 26, 2015 annual grants and $176.51 for Dr. Smith’s May 11, 2015 initial new hire grant.

(4)
The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the named executive officers in 2015. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

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
From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. For example, in March 2015, we provided an offer letter to Dr. Smith, which was amended and restated in July 2015, that included her initial base salary, a hiring bonus of $100,000 payable in connection with commencement of employment and a relocation bonus of $190,000. In April 2013, we provided an offer letter to Mr. Young that included his initial base salary and a hiring bonus of $50,000, payable in connection with commencement of employment. In January 2012, we provided an offer letter to Ms. Hooper that included an initial base salary, a hiring bonus of $125,000 payable in connection with the commencement of employment and a retention bonus of $125,000, with $62,500 being paid on each of the six and twelve months following her commencement of employment. The employment of each of Ms. Hooper, Dr. Smith and Mr. Young, as is the case for all of our employees based in the United States, is at-will and not governed by the terms of their respective offer letters.

Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the named executive officers is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Change in Control and Severance Benefit Plan.”

Equity Compensation Arrangements
Since the Azur Merger, we have granted stock options and RSU awards to employees, including the named executive officers, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the named executive officers, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2015 for our named executive officers, see “Compensation Discussion and Analysis—Executive Compensation Program—Long-Term Equity Awards” and “Compensation Discussion and Analysis—2015 Compensation Decisions for the Named Executive Officers —Stock Option and RSU Awards.” The following is a brief summary of the material terms of each of our equity compensation plans.
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
Corporate Transactions. In the event of certain significant corporate transactions (as defined in the 2011 Plan and described below), our board of directors will have the discretion to take one or more of the following actions with respect to outstanding stock awards (contingent upon the closing or completion of such corporate transaction), unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:

•	arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation (or its parent company);

•	arrange for the assignment of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);

•	accelerate the vesting, in whole or in part, and exercisability of a stock award and provide for its termination if it is not exercised at or prior to the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award;

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

For purposes of the 2011 Plan, a “corporate transaction” generally means (i) a sale or disposition of all or substantially all of our assets or a sale or disposition of at least 90% of our outstanding securities; (ii) a merger, consolidation or similar transaction after which we are not the surviving corporation; or (iii) a merger, consolidation or similar transaction after which we are the surviving corporation but our ordinary shares are converted into other property.
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
Corporate Transactions. Pursuant to the 2007 Plan, in the event of a corporate transaction (as defined in the 2007 Plan and described below), the board of directors will have the discretion to take one or more of the following actions with respect to outstanding stock awards (contingent upon the closing or completion of such corporate transaction),, unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:

•	arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation (or its parent company);

•	arrange for the assignment of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);

•	accelerate the vesting and exercisability of a stock award and provide for its termination if it is not exercised at or prior to the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award;

•
cancel or arrange for the cancellation of a stock award, to the extent not vested or exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration as the board of directors may consider appropriate; or

•
make a payment equal to the excess, if any, of (a) the value of the property that the participant would have received upon the exercise of the stock award over (b) any exercise price payable in connection with such exercise.

The board of directors need not take the same action for each stock award. For purposes of the 2007 Plan, a “corporate transaction” generally means (i) a sale or disposition of all of our assets or a sale or disposition of at least 90% of our outstanding securities; (ii) a merger, consolidation or similar transaction after which we are not the surviving corporation; or (iii) a merger, consolidation or similar transaction after which we are the surviving corporation but our ordinary shares are converted into other property.
Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control (as defined in the 2007 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2007 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a change in control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. For purposes of the 2007 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “change in control” has a similar meaning as under the 2011 Plan, as described above.
The term “involuntary termination without cause” has a similar meaning as under the 2011 Plan, as described above.
2007 Employee Stock Purchase Plan
Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011, to be effective immediately prior to the Azur Merger, and, in October 2012, amended and restated by our compensation committee. The ESPP was assumed by us upon the consummation of the Azur Merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland and in the United States, including the named executive officers. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide and individual performance objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis—Executive Compensation Program—Performance Bonus Plan” and “Compensation Discussion and Analysis—2015 Compensation Decisions for the Named Executive Officers—Performance Bonus Awards.”

401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. Employee contributions are held and invested by the plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory annual limit, which was $18,000 for employees under age 50, and $24,000 for employees age 50 and over in 2015. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2015 was subject to an annual limit of $2,000 per employee.

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
Nonqualified Deferred Compensation
During the year ended December 31, 2015, the named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for the fiscal year ended December 31, 2015, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.
OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)(2)		Market Value of Shares or Units of Stock That Have Not Vested($)(3)
Name	Exercisable	Unexercisable

Bruce C. Cozadd (4)	—	72,500	(5)	175.19	2/25/2025	27,800	(13)	3,907,568
	18,644	30,140	(6)	166.62	2/26/2024	20,797	(14)	2,923,226
	45,683	28,278	(7)	59.13	3/4/2023	18,193	(15)	2,557,208
	86,934	22,350	(8)	46.83	8/8/2022	17,385	(16)	2,443,636
	6,895	—		11.48	3/7/2020	—		—
Matthew P. Young	—	20,000	(5)	175.19	2/25/2025	7,675	(13)	1,078,798
	4,947	7,553	(9)	130.23	5/11/2024	4,687	(17)	658,805
	4,125	4,875	(6)	166.62	2/26/2024	3,375	(14)	474,390
	16,000	8,000	(10)	58.72	5/2/2023	6,000	(18)	843,360
Russell J. Cox	—	20,000	(5)	175.19	2/25/2025	7,675	(13)	1,078,798
	5,000	10,000	(11)	135.44	8/6/2024	5,625	(19)	790,650
	9,166	10,834	(6)	166.62	2/26/2024	7,500	(14)	1,054,200
	18,906	8,594	(7)	59.13	3/4/2023	6,874	(15)	966,209
	58,333	11,667	(8)	46.83	8/8/2022	8,750	(16)	1,229,900
	44,200	—		8.23	8/24/2020	—		—
Suzanne Sawochka Hooper	—	20,000	(5)	175.19	2/25/2025	7,675	(13)	1,078,798
	9,166	10,834	(6)	166.62	2/26/2024	7,500	(14)	1,054,200
	22,000	10,000	(7)	59.13	3/4/2023	8,000	(15)	1,124,480
	35,505	11,667	(8)	46.83	8/8/2022	8,750	(16)	1,229,900
Karen Smith, M.D., Ph.D.	—	17,780	(12)	176.51	5/10/2025	7,105	(20)	998,679
 _______________________

(1)
In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan or 2007 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements” as well as the potential vesting acceleration under the terms of the change in control plan described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Change in Control and Severance Benefit Plan.”

(2)
Each RSU award vests in four equal annual installments on the anniversary of the grant date. Dr. Smith received two initial RSU grants of 275 and 6,830 shares, respectively, the first of which vested in full on April 13, 2016 and the second of which vests in four equal installments on the anniversary of the grant date.

(3)
The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $140.56, the closing price of our ordinary shares on December 31, 2015.

(4)
The number of shares reported reflects the transfer in 2015 of beneficial ownership of a portion of the indicated stock option and RSU awards to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(5)
The unexercisable shares subject to this stock option award as of December 31, 2015 vested with respect to 25% of the shares underlying the stock option on February 26, 2016, and the remainder vest monthly from March 26, 2016 to February 26, 2019.

(6)
The unexercisable shares subject to this stock option award as of December 31, 2015 vest monthly from January 27, 2016 to February 27, 2018, except with respect to 4,500 shares of Mr. Young’s award which vest monthly from January 27, 2016 to December 27, 2017.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2015 vest monthly from January 5, 2016 to March 5, 2017.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2015 vest monthly from January 9, 2016 to August 9, 2016.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2015 vest monthly from January 12, 2016 to May 12, 2018.

(10)	The unexercisable shares subject to this stock option award as of December 31, 2015 vest monthly from January 22, 2016 to April 22, 2017.

(11)	The unexercisable shares subject to this stock option award as of December 31, 2015 vest monthly from January 7, 2016 to August 7, 2018.

(12)
The unexercisable shares subject to this stock option award as of December 31, 2015 vested with respect to 25% of the shares underlying the stock option on April 13, 2016, and the remainder vest monthly from May 13, 2016 to April 13, 2019.

(13)	RSUs awarded on February 26, 2015.

(14)	RSUs awarded on February 27, 2014.

(15)	RSUs awarded on March 5, 2013.

(16)	RSUs awarded on August 9, 2012.

(17)	RSUs awarded on May 12, 2014.

(18)	RSUs awarded on May 3, 2013.

(19)	RSUs awarded on August 7, 2014.

(20)	RSUs awarded on May 11, 2015.

Option Exercises and Stock Vested
The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the named executive officers in the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd (3)	—	—	35,590	6,280,904
Matthew P. Young	—	—	5,688	1,017,066
Russell J. Cox	—	—	16,563	2,954,854
Suzanne Sawochka Hooper	15,626	1,992,560	15,250	2,712,213
Karen Smith, M.D., Ph.D.	—	—	—	—
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

(3)
In addition to the information provided in the table above with respect to RSUs vested and stock options exercised, beneficial ownership of RSUs covering 28,535 shares and stock options covering 165,867 shares was transferred to Mr. Cozadd's former spouse pursuant to a domestic relations order in 2015. Mr. Cozadd did not realize a specific dollar amount upon this transfer, as the transfer was made in connection with a mutually agreed allocation of and release of claims with respect to marital property.

Potential Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control and Severance Benefit Plan
The change in control plan provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a change in control (as such terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, then each executive who is a participant in the change in control plan would be entitled to the following benefits under the change in control plan:

•
A single lump sum cash severance payment equal to the sum of: (i) the executive’s base salary in effect during the last regularly scheduled payroll period immediately preceding the termination (or before the change in control, if greater, effective as of February 2016), without, as a general matter, giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination, which is referred to as the “applicable base salary,” multiplied by the applicable percentage set forth below; plus (ii) the product of (A) the applicable base salary, (B) the applicable bonus percentage described below and (C) the applicable percentage set forth below; plus (iii) the product of (A) the executive’s applicable base salary, (B) the executive’s applicable bonus percentage and (C) the quotient obtained by dividing the number of full months that an executive is employed in the year of the termination by 12.

◦
The “applicable percentage” as of December 31, 2015 (and February 2016) was 200% for the Chief Executive Officer, Executive Chairman or President (currently only Mr. Cozadd), 150% for Senior Vice Presidents and above (which includes our named executive officers other than Mr. Cozadd) and 100% for Vice Presidents.

◦
The “applicable bonus percentage” is the greater of (i) any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to the executive in respect of either of the last two calendar years prior to the date of termination (or before the change in control, if greater, effective as of February 2016) or (ii) the executive’s target bonus, expressed as a percentage of annual base salary, for the calendar year in which the termination occurs (or the calendar year in which the change in control occurs, if greater, effective as of February 2016).

•
Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 24 months for the Chief Executive Officer, Executive Chairman or President, (ii) 18 months for Senior Vice Presidents and above (which includes our named executive officers other than Mr. Cozadd), and (iii) 12 months for Vice Presidents, provided that the executive timely elects continued coverage.

•	Acceleration in full of the vesting and exercisability as applicable of outstanding stock options and other equity awards held by the executive officers.
The following key terms are defined in the change in control plan:

•
A “change in control” generally means the consummation of any of the following events: (i) a person or group acquires ownership of more than 50% (reduced to 30%, effective as of February 2016) of our outstanding securities (other than directly from our company); (ii) a merger transaction involving us (updated as of February 2016 to also include certain compromises or arrangements sanctioned by the Irish courts, certain types of schemes, contracts or offers that have become binding on all shareholders or an offer or reverse takeover transaction under Irish laws and specified takeover bids under European regulations), after which our shareholders do not own more than 50% of the combined voting power of the surviving entity (or, as of February 2016, a person or group becomes the owner of more than 30% of the surviving entity or its parent in such transaction or a least a majority of the members of the board of directors of the ultimate parent or surviving entity following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction); (iii) our complete dissolution or liquidation; (iv) a sale, lease, license or other disposition of substantially all of our assets; or (v) beginning February 2016, individuals who were members of our board of directors as of February 10, 2016, or “incumbent board members,” cease to constitute at least a majority of the board of directors (provided that the appointment or election of any new member of the board of directors that is approved or recommended by a majority of the incumbent board members still in office will be considered an incumbent board member).

•
An “involuntary termination without cause” generally means an executive’s employment relationship is terminated for any reason other than for the following reasons: (i) the executive’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to us; (ii) the executive’s material breach of any agreement with us (or, as of February 2016, the executive’s material violation of any statutory duty owed to us) after an opportunity to cure; (iii) the executive’s material failure to comply with our written policies or rules after an opportunity to cure; (iv) the executive’s conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude; (v) the executive’s gross misconduct; (vi) the executive’s continued failure to perform his or her assigned duties after notification; or (vii) the executive’s failure to cooperate in good faith with any governmental or internal investigation of us or our directors, officers or employees. Effective February 2016, an “involuntary termination without cause” also includes an executive’s termination of employment due to death or disability.

•
A “constructive termination” generally means an executive resigns employment after any of the following actions are taken or events occur without the executive’s written consent: (i) a reduction in executive’s base salary by more than ten percent (prior to February 2016, other than a company-wide or executive-level general reduction); (ii) a relocation of executive’s place of employment by more than 35 miles (as of February 2016, revised to be a relocation that increase the executive’s one-way commute by more than 35 miles); (iii) a substantial reduction in the executive’s duties or responsibilities that are in effect prior to a change in control (as of February 2016, revised to clarify that a reduction in duties may occur even if the executive holds the same position but the size of the employing entity or business unit has decreased significantly or ceases to be a publicly-traded corporation); (iv) a reduction in executive’s title; or (v) a substantial increase in executive’s required business travel.

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

No executive would receive benefits under the change in control plan if (i) the executive has entered into an individual agreement with us that provides for severance or change in control benefits; (ii) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us; (iii) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information and our code of conduct; or (iv) the executive does not return all company property. In addition, benefits would be terminated under the change in control plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information, our code of conduct or engages in certain solicitation or business interference activities.
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

Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan to which the named executive officers would be entitled in connection with specified termination events, calculated as if each named executive officer’s employment had terminated as of December 31, 2015. In addition, the table sets forth the amounts to which the named executive officers would be entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event occurred on December 31, 2015.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2015

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan - Certain Corporate Transactions($)(2)

Bruce C. Cozadd	Lump Sum Cash Severance Payment	5,346,315	—
	COBRA Payments	69,330	—
	Vesting Acceleration (3)	16,229,181	16,229,181
	Benefit Total	21,644,826	16,229,181
Matthew P. Young	Lump Sum Cash Severance Payment	1,449,320	—
	COBRA Payments	53,714	—
	Vesting Acceleration (3)	3,788,093	3,788,093
	Benefit Total	5,291,127	3,788,093
Russell J. Cox	Lump Sum Cash Severance Payment	2,070,186	—
	COBRA Payments	53,714	—
	Vesting Acceleration (3)	6,964,315	6,964,315
	Benefit Total	9,088,215	6,964,315
Suzanne Sawochka Hooper	Lump Sum Cash Severance Payment	1,885,255	—
	COBRA Payments	36,447	—
	Vesting Acceleration (3)	6,395,226	6,395,226
	Benefit Total	8,316,928	6,395,226
Karen Smith, M.D., Ph.D.	Lump Sum Cash Severance Payment	1,175,625	—
	COBRA Payments	53,714	—
	Vesting Acceleration (3)	998,679	998,679
	Benefit Total	2,228,018	998,679
 _______________________

(1)
These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2015. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, as of February 2016, an involuntary termination without cause also includes an individual's death or disability.

(2)
These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2015. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)
The value of stock option and RSU award vesting acceleration is based on the closing price of $140.56 per ordinary share on December 31, 2015, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

DIRECTOR COMPENSATION
Non-Employee Director Compensation Policy
Pursuant to our non-employee director compensation policy, or director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2015:

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

Our director compensation policy was originally approved by our board of directors in May 2013 and has been amended as follows: in August 2013 to, among other things, provide for cash retainers for the chairperson and members of the transaction committee; in May 2014 to provide for compensation to our Lead Independent Director and revise the number of initial and continuing equity grants; in October 2014 to provide for a gross up on any Irish tax that may be paid on company reimbursement of reasonable travel, lodging and meal expenses related to service on the board of directors; and in April 2015 to revise the number of initial and continuing equity grants, as discussed below.
The director compensation policy currently provides for the automatic grant of equity awards to our non-employee directors over the period of their service on our board of directors. Any individual who first becomes a non-employee director is automatically granted the following: (a) an initial option to purchase 5,695 ordinary shares that vests with respect to one-third of the shares on the first anniversary of the date of such individual’s election or appointment to the board of directors, and, with respect to the balance, in a series of 24 successive equal monthly installments thereafter and (b) an initial RSU award covering 2,185 ordinary shares that vests in equal annual installments over three years from the date of such individual’s election or appointment to the board of directors, subject in each case to the non-employee director’s continuous service through such dates. If a non-employee director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the initial option award will become vested and exercisable, and any unvested portion of the initial RSU award will become vested, in each case with respect to the portion of the award that would have vested through the anniversary of the award’s vesting commencement date in the year of that meeting. From May 2014 until April 2015, the number of ordinary shares subject to the initial option was 5,000 ordinary shares and the number of ordinary shares subject to the initial RSU award was 2,500 ordinary shares.
Under the current director compensation policy, each continuing non-employee director will automatically be granted the following continuing grants in connection with each annual general meeting: (a) a continuing option to purchase 3,415 ordinary shares that vests in a series of 12 successive equal monthly installments measured from the date of the annual general meeting of our shareholders with respect to which the option is granted and (b) a continuing RSU award covering 1,310 ordinary shares that vests in full on the first anniversary of the date of the annual general meeting of our shareholders with respect to which the RSU award is granted, subject in each case to the non-employee director’s continuous service through such dates. If a director is elected or appointed as a director for the first time other than at an annual general meeting, in order to receive automatic continuing grants, the director must have first joined the board at least four calendar months before the date of the applicable annual general meeting. If a director is elected or appointed as a director for the first time at an annual general meeting, the director will not receive automatic continuing grants for such meeting. If a non-employee director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the continuing option award will become vested and exercisable in full and any unvested portion of a continuing RSU award will become vested in full. From May 2014 until April 2015, the number of ordinary shares subject to each continuing option was 3,300 ordinary shares and the number of ordinary shares subject to each continuing RSU award was 1,650 ordinary shares.

The automatic initial and continuing option awards are granted under the Amended and Restated 2007 Non-Employee Directors Stock Option Plan, or 2007 Directors Plan, unless the board or compensation committee determines such options will be granted under the 2007 Plan, and the automatic initial and continuing RSU awards are granted under the 2007 Plan.
The grant date of these equity awards is the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date the director first joined our board of directors (with respect to the automatic initial option and RSU awards) or the date of our annual general meeting (with respect to the automatic continuing option and RSU awards). The other terms and conditions applicable to equity awards made to our non-employee directors are included below under the heading “Equity Compensation Plans.”
In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee director is also entitled to a gross up payment in order to allow them to retain the full reimbursement payment.
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
Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, which was amended and restated in August 2010. The Directors Deferred Compensation Plan, as amended and restated, is referred to in this report as the Directors Deferred Plan. We continued and assumed the Directors Deferred Plan in connection with the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as our ordinary shares to a phantom stock account, and the number of shares credited is based on the amount of the retainer fees deferred divided by the market value of our ordinary shares on the first trading day of the first open window period following the date the retainer fees were deemed earned. On the tenth business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his phantom stock account in a lump sum or in installments over time) a distribution from his phantom stock account in our ordinary shares. The Directors Deferred Plan may be amended or terminated at any time by the board of directors. The Directors Deferred Plan in form and operation is intended to be compliant with section 409A of the Code.
Although we continue to maintain the Directors Deferred Plan, since the closing of the Azur Merger we have not permitted our non-employee directors to defer any annual retainer fees under the Directors Deferred Plan.
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
In the event of certain significant corporate transactions (which generally have a meaning similar to “corporate transaction” under the 2011 Plan), all outstanding options under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such options, then (a) with respect to any such options that are held by optionees then performing services for us or our affiliates, the vesting and exercisability of such options will be accelerated in full and such options will be terminated if not exercised prior to the effective date of the corporate transaction and (b) all other outstanding options will terminate if not exercised prior to the effective date of the corporate transaction. The board of directors may also provide that the holder of an outstanding option not assumed in the corporate transaction will surrender such option in exchange for a payment equal to the excess of (i) the value of the property that the optionee would have received upon exercise of the option, over (ii) the exercise price otherwise payable in connection with the option. In addition, the vesting and exercisability of options under the 2007 Directors Plan held by non-employee directors who are either required to resign their position in connection with a specified change in control transaction (which generally has a similar meaning as a “change in control” under the 2011 Plan) or are removed from their position in connection with such a change in control will be accelerated in full.
The treatment of outstanding options and RSU awards under the 2007 Plan in the event of certain significant corporate transactions or a specified change in control transaction is described above under the heading “Executive Compensation—Description of Compensation Arrangements—Equity Compensation Arrangements—2007 Equity Incentive Plan.”

2015 Equity Grants
In accordance with our non-employee director compensation policy described above, we made automatic continuing grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in July 2015, which continuing grants were comprised of an option to purchase 3,415 ordinary shares and an RSU award covering 1,310 ordinary shares. All options granted to non-employee directors during 2015 were granted under the 2007 Directors Plan and all RSU awards granted during 2015 were granted under the 2007 Plan.

Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2015.
Mr. Cozadd, our Chairman and Chief Executive Officer, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2015.
DIRECTOR COMPENSATION FOR FISCAL 2015

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	All Other Compensation ($)(5)	Total ($)

Paul L. Berns	67,500	238,145	209,417	—	515,062
Patrick G. Enright	67,500	238,145	209,417	—	515,062
Peter Gray	92,500	238,145	209,417	—	540,062
Heather Ann McSharry	86,712	238,145	209,417	—	534,274
Seamus Mulligan	77,500	238,145	209,417	—	525,062
Kenneth W. O’Keefe	70,000	238,145	209,417	—	517,562
Norbert G. Riedel, Ph.D.	90,000	238,145	209,417	—	537,562
Elmar Schnee	65,000	238,145	209,417	—	512,562
Catherine A. Sohn, Pharm. D.	87,500	238,145	209,417	3,200	538,262
Rick E Winningham	90,000	238,145	209,417	—	537,562
_______________________

(1)
The dollar amounts in this column represent each non-employee director’s actual annual cash retainer for board services in 2015, which is equal to the aggregate of his or her annual retainer of $55,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the end of each quarter. Fees paid to each of Ms. McSharry and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation. Following the Azur Merger, the board of directors did not permit cash retainer fees to be deferred by our non-employee directors pursuant to the Directors Deferred Plan. The total number of shares previously credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2015 were as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 22,249 shares for Mr. O’Keefe; and no shares for the other non-employee directors.

(2)
The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(3)
The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee directors in 2015. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(4)
The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2015 was as follows: 15,715 shares subject to outstanding stock options and 1,310 shares subject to outstanding RSUs for each of Messrs. Berns, Enright, Mulligan and Winningham; 19,215 shares subject to outstanding stock options and 1,310 shares subject to outstanding RSUs for Dr. Sohn; 11,215 shares subject to outstanding stock options and 1,310 shares subject to outstanding RSUs for Mr. O'Keefe; 14,715 shares subject to outstanding stock options and 2,643 shares subject to outstanding RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; and 8,415 shares subject to outstanding stock options and 2,976 shares subject to outstanding RSUs for Mr. Schnee.

(5)	The dollar amount in this column for Dr. Sohn represents reimbursed continuing director education fees.

Compensation Committee Report(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2016 annual general meeting of shareholders and be included in the Annual Report on 10-K we filed with the SEC for the fiscal year ended December 31, 2015.
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

Compensation Committee Interlocks and Insider Participation
During 2015 our compensation committee was composed of three directors: Messrs. Berns and Enright, and Dr. Riedel. None of the members of our compensation committee during 2015 has at any time been our officer or employee. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2015 with respect to all of our equity compensation plans in effect on that date.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	4,264,180		$88.79	(2)	7,072,478	(3)
2007 Equity Incentive Plan	602,920		$19.02	(4)	896,050	(5)
2007 Employee Stock Purchase Plan	N/A		N/A		512,166	(6)
Amended and Restated 2007 Non-Employee Directors Stock Option Plan	124,350		$118.28		304,497	(7)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan	36,869	(8)	N/A		163,816	(9)
Total	5,028,319				8,949,007
 _______________________

(1)
Each of the equity compensation plans set forth in this table was originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger. Other than with respect to the Directors Deferred Plan, each of the equity compensation plans set forth in this table was approved by Jazz Pharmaceuticals, Inc.’s stockholders.

(2)
The weighted-average exercise price takes into account 1,035,389 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $117.27.

(3)
As of December 31, 2015, an aggregate of up to 16,278,263 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 7,072,478 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2016, the number of shares authorized for issuance under the 2011 Plan increased by 2,758,722 shares pursuant to this automatic share increase provision.

(4)
The weighted-average exercise price takes into account 18,765 ordinary shares under the 2007 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $19.63.

(5)	As of December 31, 2015, an aggregate of 7,495,137 ordinary shares were authorized for issuance under the 2007 Plan, of which 896,050 shares remained available for future issuance.

(6)
As of December 31, 2015, an aggregate of 2,660,000 ordinary shares were authorized for issuance under the ESPP, of which 512,166 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2016, no additional shares were reserved for issuance under the ESPP pursuant to this automatic share increase provision.

(7)
As of December 31, 2015, an aggregate of 869,768 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 304,497 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010. The number of shares reserved for issuance under the 2007 Directors Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2008 and continuing through January 1, 2017, by the sum of (a) the excess of (i) the number of shares subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases that occurred on or prior to January 1, 2010 only, the aggregate number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan during the preceding calendar year. In no event may the amount of any such annual increase exceed 200,000 shares. The board of directors may also approve a lesser amount for any such annual increase. On January 1, 2016, 34,150 additional shares were reserved for issuance under the 2007 Directors Plan pursuant to this automatic share increase provision.

(8)
Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2015 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

(9)
Amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 pursuant to the Directors Deferred Plan are funded with shares reserved under the 2007 Directors Plan. In August 2010, a separate reserve of 200,000 shares was created under the Directors Deferred Plan which funds all distributions of amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010 pursuant to the Directors Deferred Plan. Since the Azur Merger, non-employee directors have not been permitted to defer director fees pursuant to the Directors Deferred Plan. A description of the Directors Deferred Plan is provided under “Executive Compensation—Director Compensation—Directors Deferred Compensation Plan.”

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2016 (except as noted) by: (i) each director; (ii) each of our named executive officers identified in Item 11 of this Amendment; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% Shareholders:
Putnam Investments, LLC (3)	10,478,439	17.3%
One Post Office Square
Boston, MA 02109
FMR LLC (4)	9,182,824	15.2%
245 Summer Street
Boston, MA 02210
The Vanguard Group (5)	4,114,013	6.8%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc. (6)	4,003,446	6.6%
55 East 52nd Street
New York, NY 10055
Named Executive Officers and Directors:
Bruce C. Cozadd (7)	415,803	*
Matthew P. Young (8)	48,730	*
Russell J. Cox (9)	182,556	*
Suzanne Sawochka Hooper (10)	94,262	*
Karen Smith, M.D., Ph.D. (11)	6,836	*
Paul L. Berns (12)	23,028	*
Patrick G. Enright (13)	245,074	*
Peter Gray (14)	18,224	*
Heather Ann McSharry (15)	18,928	*
Seamus Mulligan (16)	1,110,264	1.8%
Kenneth W. O’Keefe (17)	42,326	*
Norbert G. Riedel, Ph.D. (18)	17,700	*
Elmar Schnee (19)	6,595	*
Catherine A. Sohn, Pharm.D. (20)	22,719	*
Rick E Winningham (21)	28,494	*
All directors and executive officers as a group (19 persons) (22)	2,370,639	3.9%
 _______________________

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fourth Floor, Connaught House, One Burlington Road, Dublin 4, Ireland.

(2)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 60,492,763 ordinary shares outstanding on March 31, 2016. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2016, and shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan as of March

31, 2016. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2016 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
This information is based on a Schedule 13G/A filed with the SEC on February 16, 2016 by Putnam Investments, LLC d/b/a Putnam Investments, or Putnam, on behalf of itself and on behalf of Putnam Investment Management, LLC, or PIM, The Putnam Advisory Company, LLC, or PAC, and Putnam Capital Spectrum Fund, or PCSF. According to the Schedule 13G/A, as of December 31, 2015, Putnam had sole power to vote or direct the vote of 131,319 ordinary shares and sole power to dispose or the direct the disposition of 10,478,439 ordinary shares. Of these shares, PIM, a wholly-owned subsidiary of Putnam, is the beneficial owner of 10,323,334 ordinary shares, with sole power to vote or direct the vote of 3,109 ordinary shares and sole power to dispose or direct the disposition of 10,323,334 ordinary shares in its capacity as investment adviser to the Putnam family of mutual funds; and PAC, a wholly owned subsidiary of Putnam, is the beneficial owner of 155,106 ordinary shares, with sole power to vote or direct the vote of 128,210 ordinary shares and sole power to dispose or direct the disposition of 155,106 ordinary shares in its capacity as investment adviser to Putnam’s institutional clients. As part of the Putnam family of funds, and the 10,323,334 shares beneficially owned by PIM, PCSF is the beneficial owner of, and has sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 6,174,984 shares. The Schedule 13G/A provides information only as of December 31, 2015 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2015 and March 31, 2016.

(4)
This information is based on a Schedule 13G/A filed with the SEC on February 12, 2016 by FMR LLC, or FMR, and Abigail P. Johnson. According to the Schedule 13G/A, as of December 31, 2015, FMR had sole power to vote or direct the vote of 525,840 ordinary shares and the sole power to dispose or direct the disposition of 9,182,824 ordinary shares, and Ms. Johnson has the sole power to dispose or direct the disposition of 9,182,824 ordinary shares. The Schedule 13G/A indicates that FMR is acting as a parent holding company or control person for a number of its relevant entities that beneficially owned the ordinary shares being reported, including FMR Co., Inc., an investment adviser reported as beneficially owning 5% or more of our ordinary shares. In addition, Ms. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR. Ms. Johnson and members of her family are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, or Investment Company Act, to form a controlling group with respect to FMR. Neither FMR nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMRC, a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The Schedule 13G/A provides information only as of December 31, 2015 and, consequently, the beneficial ownership of the above-mentioned persons and entities may have changed between December 31, 2015 and March 31, 2016.

(5)
This information is based on a Schedule 13G/A filed with the SEC on February 10, 2016 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 31, 2015, Vanguard had sole power to vote or direct the vote of 59,533 ordinary shares, shared power to vote or direct the vote of 5,900 ordinary shares, sole power to dispose or direct the disposition of 4,046,580 ordinary shares, and shared power to dispose or direct the disposition of 67,433 shares. The Schedule 13G/A also indicates that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 41,533 ordinary shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 43,900 ordinary shares as a result of its serving as investment manager of Australian investment offerings. The Schedule 13G/A provides information only as of December 31, 2015 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2015 and March 31, 2016.

(6)
This information is based on a Schedule 13G/A filed with the SEC on February 10, 2016 by BlackRock, Inc., or BlackRock. According to the Schedule 13G/A, as of December 31, 2015, BlackRock had sole power to vote or direct the vote of 3,639,914 ordinary shares and sole power to dispose or direct the disposition of 4,003,446 ordinary shares. The Schedule 13G/A also identifies certain subsidiaries that acquired the ordinary shares being reported by BlackRock as parent holding company or control person, none of which individually are reported as beneficially owning 5% or more of our ordinary shares. The Schedule 13G/A provides information only as of December 31, 2015 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2015 and March 31, 2016.

(7)	Includes 208,926 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(8)
Includes 36,059 ordinary shares Mr. Young has the right to acquire pursuant to options exercisable and 4,563 shares Mr. Young is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2016.

(9)	Includes 155,654 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(10)	Includes 85,627 ordinary shares Ms. Hooper has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(11)
Includes 4,815 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable and 1,983 shares Dr. Smith is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2016.

(12)
Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 31, 2016 and 15,145 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(13)
Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 31, 2016 and 15,145 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016. Also includes 215,677 ordinary shares held by Longitude Venture Partners, L.P. and 4,323 ordinary shares held by Longitude Capital Associates, L.P. The funds named in this footnote (13) are sometimes referred to in this footnote as the Longitude Funds. Each of Mr. Enright and Juliet Tammenoms Bakker is a managing member of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds, and may be deemed to have shared voting and dispositive power with respect to the ordinary shares held by or issuable to the Longitude Funds. Each of Mr. Enright and Ms. Bakker disclaims beneficial ownership of all such ordinary shares except to the extent of such person’s proportionate pecuniary interest therein.

(14)
Includes 14,145 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable and 1,333 shares Mr. Gray is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2016.

(15)
Includes 14,145 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable and 1,333 shares Ms. McSharry is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2016.

(16)	Includes 15,145 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(17)
Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 31, 2015 and 10,645 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(18)
Includes 14,145 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable and 1,333 shares Dr. Riedel is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2016.

(19)	Includes 5,761 ordinary shares Mr. Schnee has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(20)	Includes 18,645 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(21)	Includes 15,145 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2016.

(22)
Includes 220,000 ordinary shares held by entities affiliated with certain of our non-employee directors, 693,349 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2016, 13,045 ordinary shares that our executive officers and non-employee directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 31, 2016, and 36,869 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Plan as of March 31, 2016. See footnotes (7) through (21) above.

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
Certain Transactions With or Involving Related Persons
We have entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees. These indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Irish Companies Act 2014, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.
Director Independence
As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Mulligan, our former Chief Business Officer, International Business Development, are not independent directors by virtue of their current or past employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.

Item 14.     Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2015 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2015 and 2014 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2015	2014
Audit Fees	$1,381	$1,561
Audit-Related Fees	73	—
Tax Fees	901	831
Tax compliance services	491	525
Tax advisory services	410	306
All Other Fees	3	3
Total Fees	$2,358	$2,395
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
Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with significant transactions undertaken by the company in 2015 and 2014.
All Other Fees: Consists of fees for products and services other than the services described above. For the years ended December 31, 2015 and 2014, these are fees paid in connection with access to the online accounting and tax research tool of KPMG.
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

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2016:

1.    Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

2.    Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-40 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

10.5*
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

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

10.22B+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 4, 2015) (approved November 4, 2015) (incorporated herein by reference to Exhibit 10.22B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.22C+
Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2014) (incorporated herein by reference to Exhibit 10.24D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2013, as filed with the SEC on February 25, 2014).

10.22D+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2016). (approved November 4, 2015) (incorporated herein by reference to Exhibit 10.22D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.23+
Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (approved February 10, 2016). (approved February 10, 2016) (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

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

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

24.1
Power of Attorney (included on the signature page hereto) (included on the signature page to Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.INS
XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016)

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016)

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016)

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

Date: April 22, 2016	Jazz Pharmaceuticals public limited company
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

10.5*
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

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

10.17E+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500), for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

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

10.22B+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 4, 2015) (incorporated herein by reference to Exhibit 10.22B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.22C+
Jazz Pharmaceuticals Cash Bonus Plan for International Affiliates (2014) (incorporated herein by reference to Exhibit 10.24D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2013, as filed with the SEC on February 25, 2014).

10.22D+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2016) (incorporated herein by reference to Exhibit 10.22D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.23+
Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (approved February 10, 2016) (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

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

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

24.1
Power of Attorney (included on the signature page to Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.INS
XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

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