Form 10-Q
period 2016-03-31
Jazz Pharmaceuticals plc
filed 2016-05-10
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2016, 60,421,794 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

We own or have rights to various copyrights, trademarks and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide) and Prialt® (ziconotide) intrathecal infusion. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$979,780	$988,785
Investments	764	—
Accounts receivable, net of allowances	223,802	209,685
Inventories	25,369	19,451
Prepaid expenses	18,472	20,699
Other current assets	22,431	19,047
Total current assets	1,270,618	1,257,667
Property and equipment, net	86,788	85,572
Intangible assets, net	1,348,160	1,185,606
Goodwill	670,991	657,139
Deferred tax assets, net, non-current	122,036	122,863
Deferred financing costs	6,843	7,209
Other non-current assets	29,543	27,548
Total assets	$3,534,979	$3,343,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,622	$21,807
Accrued liabilities	307,504	164,070
Current portion of long-term debt	37,592	37,587
Income taxes payable	19,735	1,808
Deferred revenue	1,378	1,370
Total current liabilities	398,831	226,642
Deferred revenue, non-current	3,441	3,721
Long-term debt, less current portion	1,146,433	1,150,857
Deferred tax liability, net, non-current	299,627	294,485
Other non-current liabilities	79,207	69,253
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	471
Additional paid-in capital	1,586,750	1,562,900
Accumulated other comprehensive loss	(222,284)	(267,472)
Retained earnings	242,441	302,686
Total shareholders’ equity	1,607,440	1,598,646
Total liabilities and shareholders’ equity	$3,534,979	$3,343,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales, net	$333,916	$307,035
Royalties and contract revenues	2,094	2,268
Total revenues	336,010	309,303
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	23,439	28,298
Selling, general and administrative	128,765	112,388
Research and development	31,252	27,181
Acquired in-process research and development	8,750	—
Intangible asset amortization	22,642	24,677
Total operating expenses	214,848	192,544
Income from operations	121,162	116,759
Interest expense, net	(12,192)	(16,245)
Foreign currency gain (loss)	(819)	2,245
Income before income tax provision	108,151	102,759
Income tax provision	34,030	32,059
Net income	$74,121	$70,700

Net income per ordinary share:
Basic	$1.21	$1.16
Diluted	$1.19	$1.12
Weighted-average ordinary shares used in per share calculations - basic	61,142	60,803
Weighted-average ordinary shares used in per share calculations - diluted	62,474	62,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$74,121	$70,700
Other comprehensive income (loss):
Foreign currency translation adjustments	45,188	(156,497)
Other comprehensive income (loss)	45,188	(156,497)
Total comprehensive income (loss)	119,309	(85,797)
Comprehensive loss attributable to noncontrolling interests, net of tax	—	(10)
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$119,309	$(85,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$74,121	$70,700
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	22,642	24,677
Share-based compensation	24,183	20,819
Depreciation	2,527	2,232
Acquired in-process research and development	8,750	—
Loss on disposal of property and equipment	37	8
Excess tax benefit from share-based compensation	(7,938)	(10,635)
Deferred income taxes	(1,962)	(9,261)
Provision for losses on accounts receivable and inventory	898	426
Amortization of debt discount and deferred financing costs	5,362	6,016
Other non-cash transactions	1,579	(5,384)
Changes in assets and liabilities:
Accounts receivable	(13,802)	(4,769)
Inventories	(6,307)	(1,842)
Prepaid expenses and other current assets	(1,231)	(15,670)
Other long-term assets	(1,985)	(3,278)
Accounts payable	10,664	3,303
Accrued liabilities	(6,706)	(17,485)
Income taxes payable	25,758	30,163
Deferred revenue	(266)	(285)
Other non-current liabilities	7,392	6,820
Net cash provided by operating activities	143,716	96,555
Investing activities
Purchases of property and equipment	(2,472)	(14,410)
Acquisition of in-process research and development	(8,750)	—
Acquisition of investments	(773)	—
Net proceeds from sale of business	—	32,703
Net cash provided by (used in) investing activities	(11,995)	18,293
Financing activities
Proceeds from employee equity incentive plans	3,780	13,504
Repayments of long-term debt	(9,397)	(2,284)
Payment of employee withholding taxes related to share-based awards	(12,476)	(14,778)
Share repurchases	(134,365)	(10,338)
Excess tax benefit from share-based compensation	7,938	10,635
Net cash used in financing activities	(144,520)	(3,261)
Effect of exchange rates on cash and cash equivalents	3,794	(13,026)
Net increase (decrease) in cash and cash equivalents	(9,005)	98,561
Cash and cash equivalents, at beginning of period	988,785	684,042
Cash and cash equivalents, at end of period	$979,780	$782,603

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase; and

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy.

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
Adoption of New Accounting Standard
Effective January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 “Interest - Imputation of Interest”, or ASU No. 2015-03. ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. The standard requires retrospective application. The adoption of ASU No. 2015-03 resulted in a $16.1 million reduction of both deferred financing costs and long-term debt, less current portion in our condensed consolidated balance sheets as of December 31, 2015.

Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three months ended March 31, 2016, net product sales of Xyrem were $249.5 million, which represented 75% of total net product sales. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition or an alternative sodium oxybate product that competes with Xyrem; changed or increased regulatory restrictions or regulatory actions by the FDA; our suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA; any supply, manufacturing or distribution problems arising with any of our suppliers or distributors, all of whom are sole source providers for us; any increase in pricing pressure from or restrictions on reimbursement imposed by third party payors; changes in healthcare laws and policy; continued acceptance of Xyrem by physicians and patients; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and operational disruptions at the central pharmacy or any failure to comply with our risk evaluation and mitigation strategy, or REMS, obligations to the satisfaction of the FDA.
Seven companies have sent us notices that they have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and in the second quarter of 2016, we settled two of these lawsuits. We cannot predict the timing or outcome of the ongoing litigation proceedings. Although no trial date has been set in any of the current ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the third quarter of 2016. Certain ANDA filers have also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB has issued decisions instituting IPR trials with respect to patents and patent claims that are the subject of certain of these petitions, and we expect the PTAB to issue final decisions in the first of these trials in July 2016. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Approval of an ANDA with respect to a generic version of Xyrem will require a REMS, which may be either a single shared REMS with Xyrem or a separate REMS with differing but comparable aspects of elements to assure safe use, or ETASU, in the approved Xyrem REMS. We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we are seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will continue or whether we will develop a single shared REMS. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, or we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, the Federal Trade Commission, or FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act, or FDCA) or have engaged in other anticompetitive practices.
In late August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. The process under which enrolled patients receive Xyrem is complex, and we are continuing to transition prescribers and patients to the final Xyrem REMS process and documentation requirements. We cannot guarantee that we will be able to complete the transition of prescribers and patients to the final Xyrem REMS in a timely manner, that our ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In the three months ended March 31, 2016, sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $51.2 million which represented 15% of total net product sales. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze and our need to avoid supply disruptions due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. We expect that we will continue to experience inventory challenges. If capacity constraints or supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we may be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze in the future may be negatively impacted. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. Our ability to successfully and sustainably maintain or grow sales of Erwinaze is also subject to a number of other risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In the three months ended March 31, 2016, sales of Defitelio/defibrotide represented 5% of our net product sales. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our new drug application, or NDA, for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
Our ability to realize the anticipated benefits from our investment in this product is subject to risks and uncertainties, including:

•	the acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•	U.S. market acceptance of Defitelio at its commercial price now that it is no longer available to new patients under an expanded access treatment protocol;

•
the lack of experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may delay initiation of treatment or terminate treatment before the end of the recommended dosing schedule;

•	our ability to successfully maintain or grow sales of Defitelio in Europe;

•	delays or problems in the supply or manufacture of the product;

•	the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD);

•	our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and

•	our ability to obtain marketing approval in other countries and to develop the product for additional indications.
If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, investments and marketable securities. Our investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of U.S. states, agencies and municipalities and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities and issuers of investments to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of March 31, 2016, five customers accounted for 91% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 70% of gross accounts receivable and McKesson Corporation and its affiliates, or McKesson, which accounted for 10% of gross accounts receivable. As of December 31, 2015, five customers accounted for 90% of gross accounts receivable, including Express Scripts, which accounted for 69% of gross accounts receivable, and IDIS Limited, or IDIS, which accounted for 11% of gross accounts receivable.
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

Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$74,121	$70,700
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	61,142	60,803
Dilutive effect of employee equity incentive and purchase plans	1,332	2,161
Weighted-average ordinary shares used in per share calculation - diluted	62,474	62,964

Net income per ordinary share:
Basic	$1.21	$1.16
Diluted	$1.19	$1.12
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three months ended March 31, 2016 and 2015 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2016	2015
1.875% exchangeable senior notes due 2021	2,878	2,878
Options to purchase ordinary shares and RSUs	2,305	1,322
Ordinary shares under ESPP	104	—
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, statutory tax withholding requirements, accounting for forfeitures and classification on the statement of cash flows. ASU No. 2016-09 is effective for us beginning January 1, 2017. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early application is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  We are currently assessing our approach to the adoption of this standard and the potential impact on our results of operations and financial position.
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

and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No.2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. We are currently assessing our approach to the adoption of this standard and the potential impact on our results of operations and financial position.

2. Asset Acquisition
In March 2016, we acquired all of the outstanding shares of Alizé Pharma II S.A.S., a privately held biotechnology company, for an upfront payment of $8.8 million.  In connection with the acquisition, we obtained intellectual property and know-how related to recombinant crisantaspase.  The transaction includes contingent regulatory milestone payments of up to €10.0 million.  The transaction was accounted for as an asset acquisition and the upfront payment was charged to acquired in-process research and development, or IPR&D, expense upon closing of the transaction.

3. Fair Value Measurement
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$263,502	$—	$—	$263,502	$263,502	$—
Time deposits	717,042	—	—	717,042	716,278	764
Totals	$980,544	$—	$—	$980,544	$979,780	$764

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$274,945	$—	$—	$274,945	$274,945	$—
Time deposits	713,840	—	—	713,840	713,840	—
Totals	$988,785	$—	$—	$988,785	$988,785	$—
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investment balance represents time deposits with original maturities of greater than 90 days.
The following table summarizes, by major security type, our available-for-sale securities as of March 31, 2016 and December 31, 2015 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2016		December 31, 2015
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$717,042	$717,042	$713,840	$713,840
As of March 31, 2016, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
There were no transfers between the different levels of the fair value hierarchy in 2016 or in 2015.
As of March 31, 2016, the estimated fair value of our 2021 Notes was approximately $591 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and other borrowings were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).

4. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$2,145	$2,608
Work in process	14,875	11,836
Finished goods	8,349	5,007
Total inventories	$25,369	$19,451

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$657,139
Foreign exchange	13,852
Balance at March 31, 2016	$670,991
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2016				December 31, 2015
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.1	$1,552,761	$(350,397)	$1,202,364	$1,321,324	$(324,044)	$997,280
Manufacturing contracts	1.8	12,111	(6,633)	5,478	11,697	(5,676)	6,021
Trademarks	—	2,892	(2,892)	—	2,882	(2,882)	—
Total finite-lived intangible assets		1,567,764	(359,922)	1,207,842	1,335,903	(332,602)	1,003,301
Acquired IPR&D assets		140,318	—	140,318	182,305	—	182,305
Total intangible assets		$1,708,082	$(359,922)	$1,348,160	$1,518,208	$(332,602)	$1,185,606
The increase in the gross carrying amount of intangible assets as of March 31, 2016 compared to December 31, 2015 is primarily due to the capitalization of a $150.0 million milestone payable to Sigma-Tau Pharmaceuticals Inc., or Sigma-Tau, that was triggered by the FDA approval of Defitelio on March 30, 2016. Additionally, after receiving FDA approval of Defitelio, we reclassified $48.4 million of acquired IPR&D from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. The Defitelio acquired developed technology asset will be amortized over its estimated useful life of 14 years. The increase in the gross carrying amount was also due to the positive impact of foreign currency translation adjustments due to the strengthening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Based on finite-lived intangible assets recorded as of March 31, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remaining)	$80,539
2017	107,385
2018	104,480
2019	104,255
2020	103,044
Thereafter	708,139
Total	$1,207,842

6. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Construction-in-progress	$66,185	$63,008
Computer software	15,273	15,797
Computer equipment	10,798	10,963
Leasehold improvements	9,262	9,301
Machinery and equipment	6,032	5,828
Furniture and fixtures	2,605	2,580
Land and buildings	1,838	1,775
Subtotal	111,993	109,252
Less accumulated depreciation and amortization	(25,205)	(23,680)
Property and equipment, net	$86,788	$85,572
Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued milestone payment	$150,000	$—
Rebates and other sales deductions	71,153	67,454
Employee compensation and benefits	28,634	35,595
Sales returns reserve	5,736	6,110
Royalties	5,679	4,211
Professional fees	3,446	3,038
Accrued interest	1,348	4,043
Accrued construction-in-progress	1,157	1,637
Contract claim settlement	—	18,000
Other	40,351	23,982
Total accrued liabilities	$307,504	$164,070

7. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2016	December 31, 2015
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(115,014)	(119,467)
1.875% exchangeable senior notes due 2021, net	459,986	455,533
Term loans	723,529	732,398
Other borrowings	510	513
Total debt	1,184,025	1,188,444
Less current portion	37,592	37,587
Total long-term debt	$1,146,433	$1,150,857
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
As of March 31, 2016, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2016 (remainder)	$28,193
2017	42,283
2018	61,038
2019	79,793
2020	520,452
Thereafter	575,000
Total	$1,306,759

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2016 and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating and facility leases as of March 31, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016 (remainder)	$9,175
2017	13,014
2018	8,552
2019	7,277
2020	6,715
Thereafter	66,588
Total	$111,321
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of March 31, 2016, we recorded project construction costs of $5.1 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. In the three months ended March 31, 2016, we recorded rent expense associated with the ground lease of $0.5 million in our condensed consolidated statements of income.
As of March 31, 2016, we had $53.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Matters. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed for 30 months, or until April 2013. That stay has expired. Additional patents covering Xyrem have been issued since December 2010, and after receiving Paragraph IV Certification notices from Roxane with respect to those patents, we have filed additional lawsuits against Roxane to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 have been consolidated by the District Court into a single case, which we refer to as the first Roxane consolidated case. In the first Roxane consolidated case, we allege that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
After receiving additional Paragraph IV Certification notices from Roxane, we filed three actions against Roxane in the District Court on February 20, 2015, June 1, 2015 and January 27, 2016 that have since been consolidated, which we refer to as the second Roxane consolidated case. In the second Roxane consolidated case, we allege that five of our patents covering

Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe those patents.
In December 2013, the District Court permitted Roxane to amend its answer in the first Roxane consolidated case to allege certain equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the first Roxane consolidated case regarding patents related to the distribution system for Xyrem. Although no trial date has been scheduled, we anticipate that trial on the patents in the first Roxane consolidated case that are not subject to the stay could occur as early as the third quarter of 2016. We do not have any estimate of a possible trial date on the patents in the first Roxane consolidated case that are currently subject to the stay or for the second Roxane consolidated case.
In April 2015, Roxane moved in the second Roxane consolidated case to dismiss claims involving our patent covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid) on the grounds that this patent does not cover patentable subject matter. In October 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB, relating to the patent that was the subject of Roxane’s motion. Such IPR proceedings were filed by Par, Ranbaxy and Amneal and are discussed below.
The actual timing of events in our litigation with Roxane may be significantly earlier or later than we currently anticipate. We cannot predict the specific timing or outcome of events in these matters or the impact of these matters on other ongoing proceedings with any ANDA filer.
On December 10, 2012, we received notice of Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period. As a result, the FDA’s approval of both Amneal’s and Par’s ANDAs is stayed until the earlier of (i) May 20, 2016, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.
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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Watson’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case.
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem.  On July 17, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents.  On November 26, 2015, we received an additional notice of Paragraph IV Certification from Wockhardt regarding newly issued patents listed in the Orange Book, and we filed an additional lawsuit against Wockhardt in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe these patents.
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
In January 2016, the District Court issued an order consolidating all of the cases then pending against Amneal, Par, Ranbaxy, Watson, Wockhardt and Lupin into a single case for all purposes. In April 2016, the District Court issued orders consolidating two cases against Amneal and Ranbaxy relating to later-issued patents with the previously consolidated case against Amneal, Par, Ranbaxy, Watson and Lupin.
We entered into settlement agreements with Wockhardt and Ranbaxy on April 18, 2016 and May 9, 2016, respectively, that resolved our patent litigation against Wockhardt and Ranbaxy. Under the settlement agreements, we granted each of Wockhardt and Ranbaxy a license to manufacture, market, and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The specific terms of the settlement agreements are confidential.
The settlements with Wockhardt and Ranbaxy do not resolve the litigation against Amneal, Par, Watson and Lupin, which is ongoing. We cannot predict the specific timing or outcome of events in this matter with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents in July 2016. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional patent covering the distribution system for Xyrem. In March 2016, the PTAB issued a decision instituting an IPR trial with respect to three claims of the patent subject to this petition, and we expect the PTAB to issue final decisions on the validity of these claims in March 2017. The PTAB denied the petition with respect to the other 25 claims of the patent.
In October 2015, Ranbaxy and Par filed petitions for IPR with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ranbaxy’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. We expect a decision on the Amneal petition in August 2016. In March 2016, Ranbaxy filed a petition for IPR with respect to the validity of the second of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium. In connection with settlement of our litigation with Ranbaxy in May 2016, we expect to file a joint motion with Ranbaxy to terminate both of the IPR petitions filed by Ranbaxy.
In December 2015, Wockhardt filed a petition for IPR with respect to the validity of one of our patents covering the formulation of Xyrem. In April 2016, following settlement of our patent litigation against Wockhardt, we and Wockhardt filed a joint motion to terminate the IPR petitions filed or joined by Wockhardt.
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, whether the PTAB will terminate the IPRs as requested by the parties, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Other Contingencies
We have not previously submitted pricing data for two radiopharmaceutical products, Quadramet® (samarium sm 153 lexidronam injection) and ProstaScint® (capromab pendetide), for Medicaid and the Public Health Service’s 340B drug pricing discount program, or 340B program.  We engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products. In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet. We sold Quadramet to a third party in December 2013, but we retained any liabilities related to sales of the product during prior periods. Similarly, we sold ProstaScint to a third party in May 2015, but we retained any liabilities related to sales of the product during prior periods. We are currently unable to predict whether price reporting and rebates will be required for Quadramet and ProstaScint and, if so, for what period they will be required.  The initiation of any reporting of Medicaid pricing data for Quadramet or ProstaScint could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a potential contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning our provision of financial assistance to Medicare patients. Other companies have disclosed similar inquiries. We intend to cooperate with this subpoena. We are unable to predict how long this investigation will continue or its outcome, but it is possible that we will incur significant costs in connection with the investigation, regardless of the outcome.

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2016 and 2015, respectively (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2016	$1,598,646
Issuance of ordinary shares in conjunction with employee equity incentive plans	3,780
Employee withholding taxes related to share-based awards	(12,476)
Share-based compensation	24,608
Tax benefit from employee share options	7,938
Shares repurchased	(134,365)
Other comprehensive income	45,188
Net income	74,121
Shareholders' equity at March 31, 2016	$1,607,440

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2015	$1,371,144	$64	$1,371,208
Issuance of ordinary shares in conjunction with employee equity incentive plans	13,504	—	13,504
Employee withholding taxes related to share-based awards	(14,778)	—	(14,778)
Share-based compensation	20,896	—	20,896
Tax benefit from employee share options	10,635	—	10,635
Shares repurchased	(10,338)		(10,338)
Other comprehensive loss	(156,487)	(10)	(156,497)
Net income	70,700	—	70,700
Shareholders' equity at March 31, 2015	$1,305,276	$54	$1,305,330

Share Repurchase Program
In November 2015, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. In the three months ended March 31, 2016, we spent a total of $134.4 million to purchase 1.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $123.77 per share. All ordinary shares repurchased by us were canceled.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(267,472)	$(267,472)
Other comprehensive income	45,188	45,188
Balance at March 31, 2016	$(222,284)	$(222,284)
During the three months ended March 31, 2016, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar.

10. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2016	2015
Xyrem® (sodium oxybate) oral solution	$249,537	$212,690
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	51,173	50,353
Defitelio® (defibrotide sodium)/defibrotide	17,897	17,363
Prialt® (ziconotide) intrathecal infusion	6,209	6,764
Psychiatry	7,002	9,093
Other	2,098	10,772
Product sales, net	333,916	307,035
Royalties and contract revenues	2,094	2,268
Total revenues	$336,010	$309,303
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$305,879	$269,247
Europe	25,020	32,635
All other	5,111	7,421
Total revenues	$336,010	$309,303

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2016	2015
Express Scripts	74%	69%
McKesson	13%	1%
Accredo Health Group, Inc.	—%	13%

At the end of the second quarter of 2015, we transitioned the U.S. distribution of Erwinaze from Accredo Health Group, Inc. to McKesson.

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	March 31, 2016	December 31, 2015
Ireland	$64,070	$62,795
United States	12,757	12,794
Italy	7,941	7,928
Other	2,020	2,055
Total long-lived assets	$86,788	$85,572

11. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative	$20,204	$16,639
Research and development	3,290	3,485
Cost of product sales	689	695
Total share-based compensation expense, pre-tax	24,183	20,819
Tax benefit from share-based compensation expense	(6,963)	(6,154)
Total share-based compensation expense, net of tax	$17,220	$14,665
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2016	2015
Shares underlying options granted (in thousands)	1,009	880
Grant date fair value	$40.17	$57.49
Black-Scholes option pricing model assumption information:
Volatility	39%	39%
Expected term (years)	4.2	4.2
Range of risk-free rates	1.0-1.5%	1.1-1.3%
Expected dividend yield	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2016	2015
RSUs granted (in thousands)	400	338
Grant date fair value	$123.46	$174.56
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period of four years.
As of March 31, 2016, compensation cost not yet recognized related to unvested share options and RSUs was $95.5 million and $109.7 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.7 years, respectively.

12. Restructuring
In the three months ended March 31, 2016, we recorded severance costs of $1.4 million for terminated employees in connection with the reorganization of our operations primarily in France and Italy. These one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits and included within cost of product sales and selling, general and administrative expenses in our consolidated statements of income. As of March 31, 2016, we had incurred total termination benefit costs of $2.5 million in connection with this reorganization. We do not expect to incur any additional material one-time termination benefit costs relating to these restructuring activities in 2016.
The following table summarizes the amounts related to restructuring through March 31, 2016 (in thousands):

Termination Benefits
Balance at December 31, 2015	$1,105
Expense	1,410
Payments	(879)
Balance at March 31, 2016	$1,636
The balances as of March 31, 2016 and December 31, 2015 were included within accrued liabilities in our condensed consolidated balance sheets.

13. Income Taxes
Our income tax provision was $34.0 million and $32.1 million in the three months ended March 31, 2016 and 2015, respectively. The effective tax rates were 31.5% and 31.2% in the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to the impact of changes in tax rates in certain jurisdictions in which we operate and a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. The effective tax rate for the three months ended March 31, 2016 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the United

States (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2012 and 2013 and by Italian tax authorities for fiscal year 2012. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $43.3 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at March 31, 2016. We disagree with the proposed assessment and intend to contest it vigorously.

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase; and

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy.

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
In the three months ended March 31, 2016, our total net product sales increased by 9% compared to the same period in 2015, primarily due to an increase in Xyrem product sales. We expect total net product sales to increase in 2016 over 2015, primarily due to anticipated growth in sales of Xyrem and Defitelio. For additional information regarding our net product sales, see “—Results of Operations.”
On March 30, 2016, the FDA granted marketing approval for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
In the three months ended March 31, 2016, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.

A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	EDS in narcolepsy	Phase 3 clinical trial initiated in second quarter of 2015; targeting preliminary data by the end of the fourth quarter of 2016
	EDS in obstructive sleep apnea, or OSA	Two Phase 3 clinical trials initiated in second quarter of 2015; targeting preliminary data by the end of the fourth quarter of 2016
JZP-386	EDS in narcolepsy	Phase 1 clinical trials completed; further evaluation ongoing
Xyrem	Cataplexy with narcolepsy in children and adolescents	Phase 3 clinical trial ongoing; enrollment completion expected in second half of 2016
Hematology/Oncology
Defibrotide	Prevention of VOD in high-risk patients	Preparing to initiate Phase 3 clinical trial; initiation of patient enrollment expected by the fourth quarter of 2016
In the sleep area, we have ongoing and planned development programs for Xyrem and certain other product candidates.

•	JZP-110.
Phase 3 Clinical Trials. JZP-110 is a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy and EDS in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We initiated patient enrollment in our Phase 3 clinical program in the second quarter of 2015. We are conducting one Phase 3 clinical trial in patients with EDS associated with narcolepsy and two Phase 3 clinical trials in patients with EDS associated with OSA. Approximately 800 patients are expected to be enrolled in these three trials in the aggregate. We are targeting preliminary data from these trials by the end of the fourth quarter of 2016. However, our ability to meet this goal for each trial depends on an acceleration of enrollment rates. Subject to the results of these trials, we anticipate submitting an NDA in the second half of 2017. In addition, we expect to enroll up to 600 patients from certain of our Phase 2 and Phase 3 clinical trials in an open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110.
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
Planned Phase 3 Clinical Trial. We are preparing to commence a Phase 3 clinical trial to evaluate the safety and efficacy of defibrotide for the prevention of VOD in high-risk patients. We expect to initiate patient enrollment by the fourth quarter of 2016.
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

For 2016 and beyond, we expect that our research and development expenses will increase from historical levels, particularly as we initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. We anticipate that we will continue to face a number of challenges and risks to our business and our ability to execute our strategy for the remainder of 2016 and beyond. Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations.
Xyrem. Our financial results remain significantly influenced by sales of Xyrem, which accounted for 75% of our net product sales in the three months ended March 31, 2016 and 73% of our net product sales in the year ended December 31, 2015. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, seven companies have sent us notices that they have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and in the second quarter of 2016, we settled two of these lawsuits. We cannot predict the timing or outcome of the ongoing litigation proceedings. Although no trial date has been set in any of the current ANDA suits, we anticipate that trial on some of the patents in the case against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, could occur as early as the third quarter of 2016. Certain ANDA filers have also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB has issued decisions instituting IPR trials with respect to patents and patent claims that are the subject of certain of these petitions, and we expect the PTAB to issue final decisions in the first of these trials in July 2016. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Approval of an ANDA with respect to a generic version of Xyrem will require a risk evaluation and mitigation strategy, or REMS, which may be either a single shared REMS with Xyrem or a separate REMS with differing but comparable aspects of elements to assure safe use, or ETASU, in the approved Xyrem REMS. We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we are seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will continue or whether we will develop a single shared REMS. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, or we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, the Federal Trade Commission, or FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act, or FDCA) or have engaged in other anticompetitive practices.
In late August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. The process under which enrolled patients receive Xyrem is complex, and we are continuing to transition prescribers and patients to the final Xyrem REMS process and documentation requirements. We cannot guarantee that we will be able to complete the transition of prescribers and patients to the final Xyrem REMS in a timely manner, that our ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for ANDA applicants to obtain FDA approval of their ANDAs, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future generic competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem.
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
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 15% of our net product sales in the three months ended March 31, 2016 and in the year ended December 31, 2015. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze and our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. We expect that we will continue to experience inventory challenges. If capacity constraints or supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we may be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze in the future may be negatively impacted. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. Our ability to successfully and sustainably maintain or grow sales of Erwinaze is also subject to a number of other risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio. Sales of Defitelio accounted for 5% of our net product sales in the three months ended March 31, 2016 and in the year ended December 31, 2015. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our new drug application, or NDA, for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.

Our ability to realize the anticipated benefits from our investment in this product is subject to risks and uncertainties, including:

•	the acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•	U.S. market acceptance of Defitelio at its commercial price now that it is no longer available to new patients under an expanded access treatment protocol;

•
the lack of experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may delay initiation of treatment or terminate treatment before the end of the recommended dosing schedule;

•	our ability to successfully maintain or grow sales of Defitelio in Europe;

•	delays or problems in the supply or manufacture of the product;

•	the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD);

•	our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and

•	our ability to obtain marketing approval in other countries and to develop the product for additional indications.
If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In addition to risks specifically related to Xyrem, Erwinaze and Defitelio, other key challenges and risks that we face include risks and uncertainties related to:

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
Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents revenues and expenses for the three months ended March 31, 2016 and 2015, respectively (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2016	2015	(Decrease)
Product sales, net	$333,916	$307,035	9%
Royalties and contract revenues	2,094	2,268	(8)%
Cost of product sales (excluding amortization of intangible assets)	23,439	28,298	(17)%
Selling, general and administrative	128,765	112,388	15%
Research and development	31,252	27,181	15%
Acquired in-process research and development	8,750	—	N/A(1)
Intangible asset amortization	22,642	24,677	(8)%
Interest expense, net	12,192	16,245	(25)%
Foreign currency (gain) loss	819	(2,245)	(136)%
Income tax provision	34,030	32,059	6%
_____________________________

(1)	Comparison to prior period not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the three months ended March 31, 2016 and 2015, respectively (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2016	2015	(Decrease)
Xyrem® (sodium oxybate) oral solution	$249,537	$212,690	17%
Erwinaze®/Erwinase® (asparaginase Erwinia chrysanthemi)	51,173	50,353	2%
Defitelio® (defibrotide sodium)/defibrotide	17,897	17,363	3%
Prialt® (ziconotide) intrathecal infusion	6,209	6,764	(8)%
Psychiatry	7,002	9,093	(23)%
Other	2,098	10,772	(81)%
Product sales, net	333,916	307,035	9%
Royalties and contract revenues	2,094	2,268	(8)%
Total revenues	$336,010	$309,303	9%
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  A price increase was instituted in February 2016. Xyrem product sales volume increased by 4% in the three months ended March 31, 2016 compared to the same period in 2015. The sales volume increase was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who have restarted Xyrem therapy and active patients who remained on Xyrem therapy. Erwinaze product sales increased in the three months ended March 31, 2016 compared to the same period in 2015, due to price increases instituted in January 2016 and July 2015 and, to a lesser extent, an increase in sales volume, partially offset by higher chargebacks and rebates resulting from increased utilization under the 340B drug pricing discount and Medicaid programs. The Erwinaze sales volume increase was primarily driven by existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase and, to a lesser extent, growth in new treatment sites prescribing Erwinaze. In the three months ended March 31, 2016, Erwinaze sales volume was impacted by continuing supply challenges that disrupted our ability to supply certain markets. Defitelio/defibrotide product sales increased by 3% in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to higher average net selling prices and, to a lesser extent, an increase in sales volume, partially offset by the impact of foreign exchange on sales made in euro. Prialt product sales decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a decrease in sales volumes. Psychiatry product sales decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to generic competition. Other sales decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to our sale of certain products and the related business that we acquired as part of our acquisition of EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition. We expect total product sales will increase in 2016 over 2015, primarily due to anticipated growth in sales of our lead marketed products, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues decreased slightly in the three months ended March 31, 2016 compared to the same period in 2015. We expect royalties and contract revenues in 2016 to increase slightly compared to 2015, primarily due to higher royalties on our out-licensed products.

Cost of Product Sales
Cost of product sales decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a change in product mix, partially offset by an increase in net product sales. Gross margin as a percentage of net product sales in the three months ended March 31, 2016 was 93.0% compared to 90.8% for the same period in 2015. The increase in our gross margin percentage in the three months ended March 31, 2016 was primarily due to a change in product mix. We expect that our cost of product sales in 2016 will be higher compared to 2015, primarily due to increased net product sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in compensation-related expenses of $8.1 million driven by higher headcount, an increase in legal fees and expenses and an increase in other expenses related to the expansion and support of our business. We expect selling, general and administrative expenses in 2016 to increase compared to 2015, primarily due to an increase in compensation-related expenses driven by higher headcount, expenses related to the launch of Defitelio in the U.S. and an increase in expenses related to REMS and pharmacy services.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Clinical studies and outside services	$18,556	$15,303
Personnel expenses	10,228	10,108
Other	2,468	1,770
Total	$31,252	$27,181
Research and development expenses increased by $4.1 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to increased clinical studies and outside services costs driven primarily by costs related to three Phase 3 clinical trials for JZP-110.
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
Acquired In-Process Research and Development
Acquired in-process research and development expense in the three months ended March 31, 2016 related to an upfront payment of $8.8 million we made in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase.
Intangible Asset Amortization
Intangible asset amortization decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the impact of foreign exchange rates on euro-denominated assets and the cessation of amortization of certain intangible assets that were fully amortized in 2015. Intangible asset amortization is not expected to change materially in 2016 compared to 2015.
Interest Expense, Net
In June 2015, we terminated our previous credit agreement and entered into a new credit agreement, which we refer to as the June 2015 credit agreement. Interest expense, net decreased by $4.1 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a reduction in interest rates on borrowings under the June 2015 credit agreement compared to our previous credit agreement and a lower average debt balance. We expect interest expense will be lower in 2016 compared to 2015 due to the reduction in interest rates on borrowings under the June 2015 credit agreement compared to our previous credit agreement and a decrease in our average debt balance.
Foreign Currency Gain (Loss)
The foreign currency loss in the three months ended March 31, 2016 primarily related to the translation of euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Income Tax Provision
Our income tax provision was $34.0 million and $32.1 million in the three months ended March 31, 2016 and 2015, respectively. The effective tax rates were 31.5% and 31.2% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to the impact of changes in tax rates in certain jurisdictions in which we operate and a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. The effective tax rate for the three months ended March 31, 2016 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity.

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP (also referred to as adjusted or non-GAAP adjusted) financial measures as shown in the table below. We believe that each of these non-GAAP financial measures provides useful information to management, investors and analysts by excluding items that may not be indicative of our core operating results and business outlook. We regularly use these non-GAAP financial measures internally to understand, manage and evaluate our business and to make operating decisions, and compensation of executives is based in part on certain of these non-GAAP financial measures. In addition, we believe that these non-GAAP financial measures are useful to investors because they enhance investors’ ability to compare our results from period to period; allow for greater transparency with respect to key financial metrics we use in making operating decisions; and are regularly used by investors and analysts to model and track our financial performance. These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures as used in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.
Reconciliations of GAAP reported net income to non-GAAP adjusted net income and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
GAAP reported net income	$74,121	$70,700
Intangible asset amortization	22,642	24,677
Share-based compensation expense	24,183	20,819
Upfront and milestone payments	8,750	—
Expenses related to certain legal proceedings and restructuring	6,060	553
Transaction and integration related costs	—	155
Non-cash interest expense	5,362	6,016
Income tax adjustments (1)	(123)	2,148
Non-GAAP adjusted net income	$140,995	$125,068

GAAP reported net income per diluted share	$1.19	$1.12
Non-GAAP adjusted net income per diluted share	$2.26	$1.99
Weighted-average ordinary shares used in diluted per share calculations	62,474	62,964
_____________________________

(1)	Tax adjustments to convert the income tax provision to the estimated amount of taxes payable in cash.

Liquidity and Capital Resources
As of March 31, 2016, we had cash, cash equivalents and investments of $980.5 million, borrowing availability under our revolving credit facility of $748.9 million and long-term debt of $1.3 billion. Our long-term debt included our $731.3 million aggregate principal amount term loan, $575.0 million principal amount of the 2021 Notes and other borrowings of $0.5 million. We generated cash flows from operations of $143.7 million during the three months ended March 31, 2016 and we expect to continue to generate positive cash flows from operations during 2016.
In March 2016, we recorded a $150.0 million milestone payable to Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, that was triggered by the FDA approval of Defitelio on March 30, 2016. The milestone was capitalized as an intangible asset in March 2016 and we paid the milestone to Sigma-Tau in April 2016.
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
In November 2015, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. In the three months ended March 31, 2016, we spent a total of $134.4 million to purchase 1.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $123.77 per share. All ordinary shares repurchased by us were canceled.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$143,716	$96,555
Net cash provided by (used in) investing activities	(11,995)	18,293
Net cash used in financing activities	(144,520)	(3,261)
Effect of exchange rates on cash and cash equivalents	3,794	(13,026)
Net increase (decrease) in cash and cash equivalents	$(9,005)	$98,561
Net cash provided by operating activities of $143.7 million for the three months ended March 31, 2016 related to net income of $74.1 million, adjusted for non-cash items of $56.1 million primarily related to intangible asset amortization and share-based compensation expense, and a net cash inflow of $13.5 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $96.6 million for the three months ended March 31, 2015 related to net income of $70.7 million, adjusted for non-cash items of $28.9 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $3.0 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $15.7 million in our prepaid expenses primarily due to upfront payments to a clinical research organization and a decrease in accrued liabilities of $17.5 million primarily driven by employee-related expenses, partially offset by an increase in income taxes payable.
Net cash used in investing activities for the three months ended March 31, 2016 primarily related to an upfront payment of $8.8 million we made in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase and purchases of property and equipment of $2.5 million primarily related to the construction of a manufacturing and development facility in Ireland. Net cash provided by investing activities for the three months ended March 31, 2015 primarily related to net proceeds of $32.7 million from the sale of certain products that we originally acquired as part of the EUSA Acquisition, partially offset by purchases of property and equipment of $14.4 million primarily related to the construction of a manufacturing and development facility in Ireland.

Net cash used in financing activities for the three months ended March 31, 2016 primarily related to $134.4 million used to repurchase our ordinary shares under our share repurchase program, payment of employee withholding taxes of $12.5 million related to share-based awards and repayments of long-term debt of $9.4 million, partially offset by proceeds of $3.8 million from employee equity incentive plans. Net cash used in financing activities for the three months ended March 31, 2015 primarily related to payment of employee withholding taxes of $14.8 million related to share-based awards and $10.3 million used to repurchase our ordinary shares under our prior share repurchase program, partially offset by proceeds of $13.5 million from employee equity incentive plans.
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
As of March 31, 2016, the interest rate on the term loan was 2.38%. As of March 31, 2016, we had undrawn revolving credit facilities totaling $750.0 million of which $1.1 million was committed for an outstanding letter of credit.
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
The June 2015 credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The June 2015 credit agreement contains financial covenants that require us to (a) not exceed a maximum secured net leverage ratio or (b) not fall below a cash interest coverage ratio. We were, as of March 31, 2016, and are currently in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$731,759	$37,592	$112,698	$581,469	$—
Term and other loans - interest (2)	64,803	17,338	31,495	15,970	—
2021 Notes - principal	575,000	—	—	—	575,000
2021 Notes - interest (3)	59,298	10,781	21,563	21,563	5,391
Revolving credit facility - commitment fee (4)	9,611	2,278	4,556	2,777	—
Purchase obligations (5)	54,803	53,443	410	452	498
Operating and facility lease obligations (6)	111,321	12,138	20,573	13,729	64,881
Total	$1,606,595	$133,570	$191,295	$635,960	$645,770
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270.0 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In 2014, we entered into a definitive agreement to acquire rights to defibrotide in the U.S. and all other countries in the Americas from Sigma-Tau. In March 2016, the FDA granted marketing approval for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT and, as a result, a milestone of $150.0 million to Sigma-Tau was included within accrued liabilities as of March 31, 2016. The milestone payment was made in April 2016. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $257.0 million, of which up to $120.0 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75.0 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)	Estimated interest was calculated based on the interest rates in effect as of March 31, 2016. The interest rate for our term loan was 2.38% at March 31, 2016.
(3) We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of March 31, 2016 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $748.9 million as of March 31, 2016 to estimate commitment fees owed. Undrawn borrowing capacity does not include an amount of $1.1 million committed under an outstanding letter of credit.

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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed for 30 months, or until April 2013. That stay has expired. Additional patents covering Xyrem have been issued since December 2010, and after receiving Paragraph IV Certification notices from Roxane with respect to those patents, we have filed additional lawsuits against Roxane to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 have been consolidated by the District Court into a single case, which we refer to as the first Roxane consolidated case. In the first Roxane consolidated case, we allege that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
After receiving additional Paragraph IV Certification notices from Roxane, we filed three actions against Roxane in the District Court on February 20, 2015, June 1, 2015 and January 27, 2016 that have since been consolidated, which we refer to as the second Roxane consolidated case. In the second Roxane consolidated case, we allege that five of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe those patents.
In December 2013, the District Court permitted Roxane to amend its answer in the first Roxane consolidated case to allege certain equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the first Roxane consolidated case regarding patents related to the distribution system for Xyrem. Although no trial date has been scheduled, we anticipate that trial on the patents in the first Roxane consolidated case that are not subject to the stay could occur as early as the third quarter of 2016. We do not have any estimate of a possible trial date on the patents in the first Roxane consolidated case that are currently subject to the stay or for the second Roxane consolidated case.
In April 2015, Roxane moved in the second Roxane consolidated case to dismiss claims involving our patent covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid) on the grounds that this patent does not cover patentable subject matter. In October 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of inter partes review, or IPR, proceedings before the Patent Trial or Appeal Board, or PTAB, relating to the patent that was the subject of Roxane’s motion. Such IPR proceedings were filed by Par, Ranbaxy and Amneal and are discussed below.
The actual timing of events in our litigation with Roxane may be significantly earlier or later than we currently anticipate. We cannot predict the specific timing or outcome of events in these matters or the impact of these matters on other ongoing proceedings with any ANDA filer.
On December 10, 2012, we received notice of Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period. As a result, the FDA’s approval of both Amneal’s and Par’s ANDAs is stayed until the earlier of (i) May 20, 2016, or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Watson’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case.
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 17, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents. On November 26, 2015, we received an additional notice of Paragraph IV Certification from Wockhardt regarding newly issued patents listed in the Orange Book, and we filed an additional lawsuit against Wockhardt in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe these patents.
On July 23, 2015, we received a Paragraph IV Certification from Lupin Inc., or Lupin, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On September 2, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Lupin’s ANDA and seeking a permanent injunction to prevent Lupin from introducing a generic version of Xyrem that would infringe our patents.
In January 2016, the District Court issued an order consolidating all of the cases then pending against Amneal, Par, Ranbaxy, Watson, Wockhardt and Lupin into a single case for all purposes. In April 2016, the District Court issued orders consolidating two cases against Amneal and Ranbaxy relating to later-issued patents with the previously consolidated case against Amneal, Par, Ranbaxy, Watson and Lupin.
We entered into settlement agreements with Wockhardt and Ranbaxy on April 18, 2016 and May 9, 2016, respectively, that resolved our patent litigation against Wockhardt and Ranbaxy. Under the settlement agreements, we granted each of Wockhardt and Ranbaxy a license to manufacture, market, and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The specific terms of the settlement agreements are confidential.
The settlements with Wockhardt and Ranbaxy do not resolve the litigation against Amneal, Par, Watson and Lupin, which is ongoing. We cannot predict the specific timing or outcome of events in this matter with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions, and we expect the PTAB to issue final decisions on the validity of the patents in July 2016. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional patent covering the distribution system for Xyrem. In March 2016, the PTAB issued a decision instituting an IPR trial with respect to three claims of the patent subject to this petition, and we expect the PTAB to issue final decisions on the validity of these claims in March 2017. The PTAB denied the petition with respect to the other 25 claims of the patent.
In October 2015, Ranbaxy and Par filed petitions for IPR with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ranbaxy’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. We expect a decision on the Amneal petition in August 2016. In March 2016, Ranbaxy filed a petition for IPR with respect to the validity of the second of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium. In connection with settlement of our litigation with Ranbaxy in May 2016, we expect to file a joint motion with Ranbaxy to terminate both of the IPR petitions filed by Ranbaxy.
In December 2015, Wockhardt filed a petition for IPR with respect to the validity of one of our patents covering the formulation of Xyrem. In April 2016, following settlement of our patent litigation against Wockhardt, we and Wockhardt filed a joint motion to terminate the IPR petitions filed or joined by Wockhardt.
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, whether the PTAB will terminate the IPRs as requested by the parties, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Related to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 75% of our net product sales for the three months ended March 31, 2016 and 73% of our net product sales for the year ended December 31, 2015. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2012 to 2015, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2016, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•
changed or increased regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, the development of a single shared REMS for sodium oxybate with potential generic competitors or other regulatory actions by the FDA;

•	our suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our suppliers or distributors, all of whom are sole source providers for us;

•	any increase in pricing pressure from or restrictions on reimbursement imposed by third party payors;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	operational disruptions at the central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. In the second quarter of 2016, we settled two of these lawsuits. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the current ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the third quarter of 2016. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
Certain ANDA filers have filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB has issued decisions instituting IPR trials with respect to patents and patent claims that are the subject of certain of these petitions, and we expect the PTAB to issue final decisions in the first of these trials in July 2016. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed until April 2013, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. If Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients has stated that it anticipates commencing a Phase 3 pivotal trial in 2016 that is expected to run through mid-2017. If this company is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quotas from the DEA in order to manufacture in the U.S. both the active pharmaceutical ingredient and the finished product to compete with Xyrem. The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the U.S. in any given calendar year through a quota system. DEA quotas are required for our sodium oxybate supplier to supply us with sodium oxybate and for our Xyrem supplier to obtain sodium oxybate in order to supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and our Xyrem supplier are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the active pharmaceutical ingredient. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate active pharmaceutical ingredient quota. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2016, both our sodium oxybate supplier and our Xyrem supplier have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.*
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, or Xyrem Risk Management Program, in conjunction with Xyrem’s approval by the FDA to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. The Xyrem Risk Management Program included elements such as patient and physician education, a database of information to track and report certain information, and the use of a single central pharmacy to distribute Xyrem. The Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, was deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act, or FDAAA. The FDAAA, which amended the Federal Food, Drug and Cosmetic Act, or FDCA, required that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. Pursuant to the FDCA, we engaged with the FDA starting in 2008 to finalize our REMS documents for Xyrem, including initiating dispute resolution procedures with the FDA in February 2014. On February 27, 2015, the FDA notified Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, of (i) the FDA’s approval of the REMS for Xyrem in the form submitted by us in November 2014, which includes provisions requiring distribution through a single pharmacy, and (ii) the FDA’s denial of our dispute resolution appeal as moot as a result of approval of the Xyrem REMS.
The Xyrem REMS approval letter included statements from the FDA that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for ANDA applicants to obtain FDA approval of their ANDAs, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future generic competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem.
In late August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. The process under which enrolled patients receive Xyrem is complex, and we are continuing to transition prescribers and patients to the final Xyrem REMS process and documentation requirements. We cannot guarantee that we will be able to complete the transition of prescribers and patients to the final Xyrem REMS in a timely manner, that our ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the referenced drug, and (ii) the ANDA drug and the referenced drug shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and approve an ANDA with a separate REMS with differing but comparable aspects of ETASU if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the referenced drug that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA applicant and the sponsor of the referenced drug before granting a waiver of the single shared system requirement.
We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we are seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will continue or whether we will develop a single shared REMS. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, or we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. The FDA has exercised this waiver authority in two instances of which we are aware, including most recently in connection with the May 2015 approval of Roxane Laboratories’ ANDA for alosetron hydrochloride tablets as generic versions of Lotronex tablets. This waiver was subject to the condition that the waiver-granted REMS system be open to all current and future sponsors of ANDAs or NDAs for alosetron hydrochloride products, and the FDA limited the grant of the waiver to a term of three years, subject to potential extension by the FDA. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, federal legislation, including the Fair Access for Safe and Timely Generics Act of 2015, has been proposed to amend the statutory criteria regarding the development of a shared REMS and the standards for granting a waiver of the requirement of a shared REMS. We cannot predict whether this legislation will be enacted. For more information, see the risk factors under the headings “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future.
As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to Xyrem labeling or taking or requiring us to take other actions that could have an adverse effect on Xyrem’s commercial success. Our Xyrem REMS includes unique features that provide more extensive information about adverse events, including deaths, than is generally available for other products that are not subject to similar REMS requirements.
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the satisfaction of the FDA or any other regulatory authority could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The FDA has required that Xyrem’s labeling include a boxed warning regarding the risk of central nervous system depression and misuse and abuse. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. A boxed warning also means, among other things, that the product cannot be advertised through reminder ads, or ads that mention the pharmaceutical brand name but not the indication or medical condition it treats. We cannot predict whether the FDA will require additional warnings, including boxed warnings, to be included on Xyrem’s labeling. Warnings in the Xyrem labeling and any limitations on our ability to advertise and promote Xyrem may have affected, and could in the future negatively affect, Xyrem sales and therefore our business, financial condition, results of operations and growth prospects.

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
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze and our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor under the heading “We depend on single source suppliers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers, or delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Defitelio
We made a significant investment in Defitelio in 2014, adding the product to our portfolio as a result of our acquisition of Gentium S.r.l, or Gentium, which we refer to as the Gentium Acquisition, and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT. We launched Defitelio in the U.S. shortly after FDA approval. Our ability to realize the anticipated benefits from this investment is subject to risks and uncertainties, including:

•	the acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•	U.S. market acceptance of Defitelio at its commercial price now that it is no longer available to new patients under an expanded access treatment protocol;

•
the lack of experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may delay initiation of treatment or terminate treatment before the end of the recommended dosing schedule;

•	our ability to successfully maintain or grow sales of Defitelio in Europe;

•	delays or problems in the supply or manufacture of the product;

•	the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD);

•	our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and

•	our ability to obtain marketing approval in other countries and to develop the product for additional indications.
We are in the process of making pricing and reimbursement submissions with respect to Defitelio in certain European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in European countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected European countries will be delayed, which could negatively impact anticipated revenue from Defitelio. The process for obtaining pricing and reimbursement approvals is complex and can vary from country to country. In addition, orphan products that have significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to ultimately obtain favorable pricing and reimbursement approvals in the EU. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We have developed estimates of anticipated pricing in the EU, which are based on our research and understanding of the product and target market. However, due to efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for Defitelio, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Defitelio. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio in the EU would be negatively affected. If we are unable to obtain and maintain favorable pricing and reimbursement approvals in European countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the availability of adequate coverage or reimbursement by U.S. government programs and third party payors.
The European Commission, or EC, granted marketing authorization to Defitelio under “exceptional circumstances” because it was not possible to obtain complete information about the product due to the rarity of the disease and because ethical considerations prevented conducting a study directly comparing Defitelio with best supportive care or a placebo. A marketing authorization granted under exceptional circumstances is subject to approval conditions and an annual reassessment of the risk-benefit balance by European Medicines Agency, or EMA. As a result, if we fail to meet the approval condition for Defitelio established by the EC, which requires that we set up a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, or if it is determined that the balance of risks and benefits of using Defitelio changes materially, the EMA could vary, suspend or withdraw the marketing authorization for Defitelio. In addition, the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. We may be unable to comply with these or other post-marketing obligations imposed as part of the marketing approvals for Defitelio. If we fail to meet any of these post-marketing obligations, our sales of and revenues from Defitelio could be materially adversely affected, and our potential future maintenance and growth of the market for this product may be limited.
The size of the population of VOD patients who are indicated for treatment with Defitelio is limited, and changes in HSCT treatment protocols could reduce the incidence of VOD. Changes in treatment protocols that reduce the incidence of VOD could adversely affect our anticipated revenues from Defitelio and our business, financial condition, results of operations and growth prospects.
We are also assessing the potential for approval of defibrotide in other countries and for development of defibrotide in additional indications. We cannot know when, if ever, defibrotide will be approved in any other country or under what circumstances, and what, if any, additional clinical or other development activities will be required in order to potentially obtain such regulatory approval and the cost associated with such required activities, if any. If we fail to obtain approval for defibrotide in other countries or for new indications, or if any future approvals we receive are for narrower indications than we expect, our anticipated revenue from defibrotide and our growth prospects would be negatively affected.
Due to the limited amount of historical sales data from commercialization of Defitelio, our Defitelio sales will be difficult to predict from period to period. As a result, Defitelio sales results or trends in any period are not necessarily indicative of future performance. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from Defitelio would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we fail to maintain or increase prescriptions and revenue from sales of our products, including Erwinaze and Defitelio, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We may choose to increase the price of our products, and price adjustments may negatively affect our sales volumes. Also, sales of Erwinaze and Defitelio may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. The market price of our ordinary shares may decline if sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
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
In certain European countries, reimbursement for products that have not yet received marketing authorization may be provided through national named patient programs. Erwinase and Defitelio are available on a named patient basis in many countries where they are not commercially available. Such reimbursement may cease to be available if authorization for a named patient program expires or is terminated. While we generate revenue from the distribution of these products through named patient programs, we cannot predict whether historical revenues from these programs will continue, whether we will be able to continue to distribute our products on a named patient basis in these countries, whether we will be able to commercialize our products in countries where the products have historically been available on a named patient basis, or whether commercial revenues will exceed revenues historically generated from sales on a named patient basis. Any failure to maintain revenues from sales of Erwinase and/or Defitelio on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We maintain limited inventories of Xyrem and Erwinaze, as well as the ingredients or raw materials used to make them. Our limited inventory puts us at significant risk of not being able to meet product demand, and we have experienced Erwinaze supply interruptions that have adversely affected sales volumes. In addition, the DEA limits the quantity of certain Schedule I controlled substances that may be produced in the U.S. in any given calendar year through a quota system. The active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, production quantities of which are limited by the DEA through a quota system. DEA quotas are required for our sodium oxybate supplier to supply us with sodium oxybate and for our Xyrem supplier to obtain sodium oxybate in order to supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, our sodium oxybate supplier and our Xyrem supplier are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2016, both our sodium oxybate supplier and our Xyrem supplier have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our third party suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
Erwinaze is licensed from and manufactured by a single source, which was Public Health England, or PHE, through March 31, 2015. As of April 1, 2015, the facility at which Erwinaze is manufactured was transferred to Porton Biopharma Limited, or PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. PBL has responded to the FDA Form 483 with its plan to address the observations made in the FDA Form 483, which will require remediation activities. Inability to comply with regulatory requirements, including failure by PBL to timely remediate the observations included in the FDA Form 483 or failure by us to demonstrate compliance with our obligations under the BLA, in each case to the FDA’s satisfaction, and compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in FDA approval being revoked, product release being delayed or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
The current manufacturing capacity for Erwinaze is nearly completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. We expect that we will continue to experience inventory challenges. If capacity constraints or supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we may be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze in the future may be negatively impacted. If quality or other manufacturing issues or regulatory difficulties occur and result in a disruption to supply or capacity constraints, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
We are our sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide drug compound. We manufacture the defibrotide drug compound in a single facility located in Villa Guardia, near Como, Italy. Patheon currently processes the defibrotide compound into its finished vial form, and Patheon is the sole provider of our commercial and clinical supply of Defitelio. In 2015, the FDA issued an FDA Form 483 to Patheon Italia that included observations related to the Ferentino, Italy facility that manufactures Defitelio. Although we are advised that Patheon Italia remediated the observations to the FDA’s satisfaction, the FDA will continue to inspect and evaluate facilities for ongoing compliance with applicable requirements. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
In addition, the active pharmaceutical ingredient in Defitelio is derived from porcine DNA. If our porcine DNA supplier experiences safety or other issues that impact its ability to supply porcine materials to us as needed, we may not be able to find alternative suppliers in a timely fashion, which could negatively impact our supply of Defitelio.
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
Failure by us or our third party suppliers to comply with regulatory requirements could adversely affect our or their ability to supply products or ingredients. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with applicable current Good Manufacturing Practices, or cGMP, requirements. DEA regulations also govern facilities where controlled substances such as sodium oxybate are manufactured. Our manufacturing facilities and manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the EMA, the DEA, the Italian Health Authority and other regulatory authorities, including state authorities and similar authorities in other jurisdictions, to confirm compliance with cGMP and other requirements. We and our third party suppliers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible legal or regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need. Moreover, our or our third party suppliers’ facilities could be damaged by fire, flood, earthquake, power loss, telecommunication and information system failure, terrorism or similar events. Any of these events could cause a delay or interruption in manufacturing and potentially a supply shortage of our products, which could negatively impact our anticipated revenues.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we, our shareholders or analysts who cover our business expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 920 in May 2016. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products. For additional discussion about payor acceptance, see the risk factor under the heading “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. In order to compete successfully to acquire attractive products or product candidates in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. See also the discussion under the heading “We are subject to a requirement under Irish law to periodically obtain new authorities from our shareholders to issue ordinary shares, which we may be unable to obtain” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products or product candidates or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. We may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including if:

•	we are unable to obtain and maintain adequate funding to complete the development of, obtain regulatory approval for and commercialize a product candidate;

•	a product candidate proves not to be safe or effective in later clinical trials;

•	a product fails to reach its forecasted commercial potential as a result of pricing pressures;

•	we experience negative publicity regarding actual or potential future price increases for that product or otherwise; or

•	the integration of a product or product candidate gives rise to unforeseen difficulties and expenditures.
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
If any of these or other factors impair our ability to integrate any acquired business efficiently and successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our ordinary shares and could otherwise distract us from the execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures during and after integration of an acquired business could also impact our ability to produce timely and accurate financial statements.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Results of limited preclinical studies, including studies of our product candidates in animal models, may not predict the results of human clinical trials of those product candidates. Similarly, results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. For example, in the second quarter of 2015, we initiated patient enrollment in three Phase 3 clinical trials for JZP-110, a late-stage investigational compound being developed for potential treatment of EDS in patients with narcolepsy and EDS in patients with obstructive sleep apnea, or OSA. We are targeting preliminary data from these trials by the end of the fourth quarter of 2016. However, our ability to meet this goal for each trial depends on an acceleration of enrollment rates. Further, these results may not be positive, and we may be unable to complete these clinical trials in a timely manner or submit an NDA on our anticipated timeline, or at all. If a product candidate, including JZP-110, fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment in that product candidate.
Our development pipeline projects may not be successful, and any adverse events or other information generated during the course of studies related to existing products could result in action by the FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other information could otherwise have a material adverse effect on a related commercial product. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
While there is currently no direct competition to Erwinaze to treat ALL patients with hypersensitivity to E. coli-derived asparaginase, other companies have developed or are developing new treatments for ALL, including new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed for ALL that may not include asparaginase-containing regimens. For example, a number of companies are developing new immunotherapy treatments for relapsed or refractory ALL patients, including one treatment that was recently approved, and a company recently announced positive efficacy and safety results from its completed Phase 2/3 pivotal trial in Europe for an alternative asparaginase treatment consisting of L-asparaginase encapsulated inside donor-derived red blood cells. The development of these new treatments could negatively impact our ability to maintain and grow sales of Erwinaze in patient populations where the benefit of an asparaginase-containing regimen is not well established.
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
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the U.S. allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  In the second quarter of 2016, we settled two of these lawsuits. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the current ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the third quarter of 2016. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
Certain ANDA filers have filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB has issued decisions instituting IPR trials with respect to patents and patent claims that are the subject of certain of these petitions, and we expect the PTAB to issue final decisions in the first of these trials in July 2016. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
A company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients has stated that it anticipates commencing a Phase 3 pivotal trial in 2016 that is expected to run through early 2017. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  In the second quarter of 2016, we settled two of these lawsuits. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Although no trial date has been set in any of the current ANDA suits, we anticipate that trial on some of the patents in the Roxane case could occur as early as the third quarter of 2016. However, the actual timing of events may be significantly earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation. Certain ANDA filers have also filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB has issued decisions instituting IPR trials with respect to patents and patent claims that are the subject of certain of these petitions, and we expect the PTAB to issue final decisions in the first of these trials in July 2016. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. In addition, the IPR process under the America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds have challenged valuable pharmaceutical patents through the IPR process. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any IPR or other proceeding, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. For more information, see the risk factor under the heading “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. The Xyrem REMS approval letter includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the Xyrem distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future generic competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents to protect our Xyrem distribution system from generic competitors may be reduced. In addition, the extent of protection provided by our method of use patents covering the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the distribution system set forth in the Xyrem REMS. If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a REMS that does not fall within the scope of any of the claims of our distribution patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing distribution patents or patents that may be granted in the future will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

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
If the FDA, the EC or the competent authorities of the EU member states determine that a REMS or the imposition of post-marketing obligations is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or BLA or to propose post-marketing obligations to be included in the marketing authorization for our products in the EU. We may also be required to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, a plan for communication to healthcare providers, and restrictions on the product’s distribution. For example, the FDA requires a REMS for Xyrem, discussed in detail in the risk factor under the heading “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in FDA approval being revoked, product release being delayed or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product.
As another example, the marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. If we fail to meet any of these post-marketing obligations, our sales of and revenues from Defitelio could be materially adversely affected, and our potential future maintenance and growth of the market for this product may be limited.
Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition.*
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or the 340B program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed in the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for Xyrem and certain other products. Additionally, we make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. Co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. In addition, in November 2013, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. In 2015, the OIG refined existing guidance with respect to manufacturer grants to independent charitable foundations that provide financial support to financially needy patients, and has issued new or revised advisory opinions containing updated guidance on the government’s view of such programs. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, including Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.*
Oversight by FDA and Equivalent Non-U.S. Regulatory Authorities
We are subject to significant ongoing regulatory obligations with respect to our marketed products, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, research, testing, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, record keeping, importing and exporting of our products are, and any of our product candidates that may be approved by the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities will be, subject to extensive and ongoing regulatory requirements. These requirements apply both to us and to third parties we contract with to perform services and supply us with products. Failure by us or any of our third party partners, including suppliers, distributors and our central pharmacy for Xyrem, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, withdrawal, suspension or variation of product approval, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall, withdrawal or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions; suspension of licenses, civil penalties and/or criminal prosecution, any of which could have a significant impact on our sales, business and financial condition.
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
The FDA and the competent authorities of the EU Member States on behalf of the EMA also periodically inspect the company records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee, or the PRAC, may propose to the Committee for Human Medicinal Products, or the CHMP, that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended, or withdrawn. An FDA Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action. For example, in April 2014, we received an FDA Form 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The FDA Form 483 included observations relating to certain aspects of our adverse drug experience, or ADE, reporting system for all of our products, including Xyrem. We responded to the FDA Form 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the FDA Form 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products enhanced the authority of the EMA and the competent authorities of the EU member states to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the burden on companies with respect to additional monitoring, adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. We may be unable to comply with these or other post-marketing obligations. If we fail to meet any of these post-marketing obligations, our sales of and revenues from Defitelio could be materially adversely affected, and our potential future maintenance and growth of the market for this product may be limited.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the U.S. Department of Justice, or DOJ, the FTC, the DOC, the OIG and other regulatory bodies, as well as governmental authorities in those non-U.S. countries in which we commercialize our products. In addition to the FDCA, other federal, state and non-U.S. statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers and distributors and the central pharmacy for Xyrem, are subject to many of the same requirements.
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
In addition, the Physician Payment Sunshine Act, or Sunshine provisions, require extensive tracking of payments and transfers of value to physicians and teaching hospitals and public reporting of the data collected. On September 30, 2014, CMS published the first set of data collected under the Sunshine provisions. On or before the 90th day of each calendar year starting in 2015, manufacturers covered under the Sunshine provisions are required to submit a report disclosing payments and transfers of value made in the preceding calendar year, and CMS then will publish the reported data on or before June 30 of the reporting year. It is widely anticipated that public reporting under the Sunshine provisions will result in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, if the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning our provision of financial assistance to Medicare patients. Other companies have disclosed similar inquiries. We intend to cooperate with this subpoena. We are unable to predict how long this investigation will continue or its outcome, but it is possible that we will incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations, could create liability for us (including the imposition of significant penalties), result in adverse publicity and negatively affect our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, EU member states and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the EC to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent decision of the European Court of Justice that invalidated the safe harbor framework on which we have relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it will no longer be possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In addition, data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. In February 2016, the EC announced an agreement with the United States Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. However, the Privacy Shield is still under review, and a formal vote of the EC will be required before it will go into effect. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the EC. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
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
Compliance with U.S. federal and state, EU and EU member state national laws that apply to pharmaceutical manufacturers is difficult and time-consuming, and companies that violate these laws may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our patents covering the distribution system for Xyrem should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future. Such a challenge or any other challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
The Healthcare Reform Act obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. In 2015, the Health Resources and Services Administration, or HRSA, issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program. HRSA is currently expected to issue additional proposed regulations in 2016. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DoD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information. These obligations also contain extensive disclosure and certification requirements.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs, particularly given the current atmosphere of mounting criticism of prescription costs in the U.S. These cost containment measures may include controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; pharmaceutical cost transparency bills that aim to require drug companies to justify their prices; controls on healthcare providers; challenges to the pricing of drugs, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions. For example, in March 2016, CMS proposed to conduct a demonstration project that would reduce the Medicare payment rates for most Part B drugs from average sales price plus 6% to average sales price plus 2% for approximately half of the country. CMS indicated that it intends to implement this model in 2016. Additionally, drug pricing by pharmaceutical companies has recently come under close scrutiny, particularly with respect to companies that have increased the price of products after acquiring those products from other companies. For example, in late 2015 the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing. Since then, both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning our provision of financial assistance to Medicare patients. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
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
Third party payors’ practices may affect the conditions required for reimbursement and the availability of reimbursement for our products, including Xyrem and Defitelio. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the U.S. or elsewhere were to deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. This risk is particularly significant with respect to Xyrem and Defitelio, in part due to payor sensitivity to the price of these products. Third party payors often require prior authorization for, require reauthorization for continuation of, or refuse to provide reimbursement for our products, and others may do so in the future. As a result of such practices, patients may not be able to obtain prescribed medications due to an inability to afford the medication. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem, which may have a material effect on the overall level of reimbursement coverage for Xyrem. In addition, increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. Further, increasing consolidation among third party payors has led to fewer and larger third party payors with increased negotiating power. In particular, a small number of third party payors cover a significant portion of Xyrem patients. We have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem. If we are unsuccessful in maintaining reimbursement for our products in a timely manner and at acceptable levels, if reimbursement for our products by third party payors is subject to restrictive pricing terms or overly restrictive reimbursement conditions, or if third party payors limit the indications for which our products will be reimbursed or refuse to provide reimbursement, the level of reimbursement for our products would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval. Our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Health Care Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the United Kingdom, France, Germany, Ireland, Italy, Spain, and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU member states and cannot be determined or anticipated in relation to our products at the present time. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
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
Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the EMA, or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EC or the competent authorities of the EU member states could lead to product liability lawsuits as well.
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

Risks Related to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of March 31, 2016, we had total indebtedness of approximately $1.3 billion, which included $731.3 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2015, which we refer to as our credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014. Our debt may:

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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition, and the Gentium Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.*
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities. See also the discussion under the heading “We are subject to a requirement under Irish law to periodically obtain new authorities from our shareholders to issue ordinary shares, which we may be unable to obtain” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $43.3 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at March 31, 2016. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.*
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. Most recently, in April 2016, the IRS issued temporary regulations under Section 7874 reflecting guidance that the IRS previously announced in notices dated September 2014 and November 2015, as well as additional guidance. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or in other tax laws relating to multinational corporations could adversely affect us,” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
Jazz Pharmaceuticals, Inc.’s ability to use its net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be subject to further limitations if we do not generate taxable income in a timely manner or if the “ownership change” provisions of Sections 382 and 383 of the Code result in further annual limitations.*
Jazz Pharmaceuticals, Inc. has a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, Jazz Pharmaceuticals, Inc. will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $28.9 million, before tax effect, for 2016 and a combined total of $29.7 million, before tax effect, for 2017 to 2026.
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
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
Our intangible assets and goodwill are significant. As of March 31, 2016, we had recorded $2.0 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

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

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $194.73 on July 31, 2015 and a low of $108.50 on February 11, 2016 during the period from December 31, 2014 through March 31, 2016. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
Our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our ordinary shares could decline. Our ability to meet analysts’ forecasts, investors’ expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of Xyrem. In addition, we will need to minimize future supply interruptions of Erwinaze in order to meet revenue expectations for Erwinaze. The risks and uncertainties associated with our ability to maintain or increase sales of Xyrem and Erwinaze include those discussed elsewhere in these risk factors. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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

Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of May 3, 2016, we had 60,421,794 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
We are subject to Irish law, which differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.*
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company are generally owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
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
In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent, and the shareholder approval requirements for certain types of transactions differ from those in the U.S., and in some cases are greater, under Irish law. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indenture governing our 2021 Notes requires us to repurchase the notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of 2021 Notes. A takeover of us may trigger the requirement that we purchase our 2021 Notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
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
In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0% of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the U.S., an exemption from this stamp duty is available to transfers by shareholders who hold our ordinary shares beneficially through brokers which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by a record holder who holds our ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Irish Companies Act 2014 or any other applicable law permit, may, or may provide that a subsidiary of ours will, pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of our ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of our subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or our subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.
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
We are subject to a requirement under Irish law to periodically obtain new authorities from our shareholders to issue ordinary shares, which we may be unable to obtain.*
Under Irish law, we must have authority from our shareholders to issue any shares, including shares that are part of our authorized but unissued share capital. Moreover, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis unless otherwise authorized by its existing shareholders. While we are currently authorized to issue all shares that are part of our authorized but unissued share capital on a non-pre-emptive basis, these share issuance authorities are scheduled to expire in January 2017. If we are unable to obtain renewal of our existing share issuance authorities from our shareholders, or are otherwise limited by the terms of new share issuance authorities approved by our shareholders, our ability to use our unissued share capital to effect or to fund in-licensing or acquisition opportunities, or to otherwise raise capital, could be adversely affected after expiration of our existing share issuance authorities in January 2017.

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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1 - January 31, 2016	96,101	$128.57	96,101	$247,404,017
February 1 - February 29, 2016	136,330	$121.18	136,330	$230,887,452
March 1 - March 31, 2016	853,142	$123.65	853,142	$125,423,636
Total	1,085,573	$123.77	1,085,573
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting or exercise of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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

10.1+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement.
10.2+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: May 10, 2016

Jazz Pharmaceuticals plc (Registrant)

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

10.1+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement.
10.2+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.