Form 10-Q
period 2016-06-30
Jazz Pharmaceuticals plc
filed 2016-08-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2016, 60,532,109 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

We own or have rights to various copyrights, trademarks and trade names used in our business in the United States and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, CombiPlex® and VyxeosTM. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$867,966	$988,785
Investments	48,409	—
Accounts receivable, net of allowances	231,837	209,685
Inventories	33,291	19,451
Prepaid expenses	23,143	20,699
Other current assets	26,244	19,047
Total current assets	1,230,890	1,257,667
Property and equipment, net	93,476	85,572
Intangible assets, net	1,300,761	1,185,606
Goodwill	661,845	657,139
Deferred tax assets, net, non-current	117,507	122,863
Deferred financing costs	6,610	7,209
Other non-current assets	37,005	27,548
Total assets	$3,448,094	$3,343,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,406	$21,807
Accrued liabilities	157,622	164,070
Current portion of long-term debt	37,500	37,587
Income taxes payable	1,761	1,808
Deferred revenue	1,432	1,370
Total current liabilities	226,721	226,642
Deferred revenue, non-current	3,161	3,721
Long-term debt, less current portion	1,141,652	1,150,857
Deferred tax liability, net, non-current	289,906	294,485
Other non-current liabilities	94,196	69,253
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	471
Additional paid-in capital	1,617,069	1,562,900
Accumulated other comprehensive loss	(249,988)	(267,472)
Retained earnings	324,844	302,686
Total shareholders’ equity	1,692,458	1,598,646
Total liabilities and shareholders’ equity	$3,448,094	$3,343,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$379,110	$332,106	$713,026	$639,141
Royalties and contract revenues	2,051	1,641	4,145	3,909
Total revenues	381,161	333,747	717,171	643,050
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	23,980	21,813	47,419	50,111
Selling, general and administrative	122,618	107,132	251,383	219,520
Research and development	39,091	27,833	70,343	55,014
Acquired in-process research and development	—	—	8,750	—
Intangible asset amortization	26,737	23,668	49,379	48,345
Total operating expenses	212,426	180,446	427,274	372,990
Income from operations	168,735	153,301	289,897	270,060
Interest expense, net	(12,121)	(15,812)	(24,313)	(32,057)
Foreign currency gain (loss)	—	(1,914)	(819)	331
Loss on extinguishment and modification of debt	—	(16,815)	—	(16,815)
Income before income tax provision	156,614	118,760	264,765	221,519
Income tax provision	45,332	30,647	79,362	62,706
Net income	111,282	88,113	185,403	158,813
Net loss attributable to noncontrolling interests, net of tax	—	(1)	—	(1)
Net income attributable to Jazz Pharmaceuticals plc	$111,282	$88,114	$185,403	$158,814

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.84	$1.44	$3.05	$2.60
Diluted	$1.80	$1.40	$2.98	$2.52
Weighted-average ordinary shares used in per share calculations - basic	60,499	61,190	60,821	60,998
Weighted-average ordinary shares used in per share calculations - diluted	61,833	63,090	62,154	63,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$111,282	$88,113	$185,403	$158,813
Other comprehensive income (loss):
Foreign currency translation adjustments	(27,704)	30,544	17,484	(125,953)
Other comprehensive income (loss)	(27,704)	30,544	17,484	(125,953)
Total comprehensive income	83,578	118,657	202,887	32,860
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	1	—	(9)
Comprehensive income attributable to Jazz Pharmaceuticals plc	$83,578	$118,656	$202,887	$32,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$185,403	$158,813
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	49,379	48,345
Share-based compensation	49,616	44,119
Depreciation	5,044	4,595
Acquired in-process research and development	8,750	—
Loss on disposal of property and equipment	37	46
Excess tax benefit from share-based compensation	(3,503)	—
Deferred income taxes	(1,052)	(16,873)
Provision for losses on accounts receivable and inventory	1,688	610
Loss on extinguishment and modification of debt	—	16,815
Amortization of debt discount and deferred financing costs	10,776	12,048
Other non-cash transactions	967	(4,110)
Changes in assets and liabilities:
Accounts receivable	(22,158)	(8,479)
Inventories	(15,050)	(1,849)
Prepaid expenses and other current assets	(10,335)	(13,676)
Other long-term assets	(4,396)	(6,658)
Accounts payable	6,224	2,129
Accrued liabilities	(5,589)	(18,135)
Income taxes payable	3,398	6,497
Deferred revenue	(476)	(382)
Other non-current liabilities	14,587	13,271
Net cash provided by operating activities	273,310	237,126
Investing activities
Purchases of property and equipment	(4,173)	(27,432)
Acquisition of in-process research and development	(8,750)	—
Acquisition of investments	(53,484)	—
Acquisition of intangible assets	(150,000)	—
Net proceeds from sale of business	—	33,703
Net cash provided by (used in) investing activities	(216,407)	6,271
Financing activities
Net proceeds from issuance of debt	—	901,003
Proceeds from employee equity incentive and purchase plans	14,611	26,730
Repayments of long-term debt	(19,282)	(895,402)
Payment of employee withholding taxes related to share-based awards	(14,278)	(16,679)
Share repurchases	(163,244)	(11,690)
Excess tax benefit from share-based compensation	3,503	—
Net cash provided by (used in) financing activities	(178,690)	3,962
Effect of exchange rates on cash and cash equivalents	968	(9,758)
Net increase (decrease) in cash and cash equivalents	(120,819)	237,601
Cash and cash equivalents, at beginning of period	988,785	684,042
Cash and cash equivalents, at end of period	$867,966	$921,643

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
On July 12, 2016, we completed the acquisition of Celator Pharmaceuticals, Inc., or Celator, which acquisition we refer to in this report as the Celator Acquisition. The aggregate consideration for the Celator Acquisition was approximately $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to VyxeosTM, an investigational product in development as a treatment for acute myeloid leukemia, or AML. In addition, the Celator Acquisition provides us with Celator’s proprietary technology platform, CombiPlex®, which enables the rational design and rapid evaluation of optimized combinations of anti-cancer drugs. Please see Note 14 for additional information regarding the Celator Acquisition.
On July 12, 2016, we entered into an amendment to our existing 2015 credit agreement, which we refer to in this report as our amended credit agreement, that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. The maturity date of both our revolving credit facility and term loan facility was extended from June 2020 to July 2021.
In June 2016, we received FDA approval of our manufacturing and development facility in Ireland. We plan to use this facility for the manufacture of Xyrem and development-stage products.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
Adoption of New Accounting Standard
Effective January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 “Interest - Imputation of Interest”, or ASU No. 2015-03. ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. The standard requires retrospective application. The adoption of ASU No. 2015-03 resulted in a $16.1 million reduction of both deferred financing costs and long-term debt, less current portion in our condensed consolidated balance sheet as of December 31, 2015.
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three and six months ended June 30, 2016, net product sales of Xyrem were $281.0 million and $530.5 million, respectively, which represented 74% of total net product sales in both periods. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition or an alternative sodium oxybate or other product that competes with Xyrem; changed or increased regulatory restrictions or regulatory actions by the FDA; our suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA; any supply, manufacturing or distribution problems arising with any of our suppliers or distributors, all of whom are sole source providers for us; any increase in pricing pressure from or restrictions on reimbursement imposed by third party payors; changes in healthcare laws and policy; continued acceptance of Xyrem by physicians and patients; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and operational disruptions at the central pharmacy or any failure to comply with our risk evaluation and mitigation strategy, or REMS, obligations to the satisfaction of the FDA.
Seven companies have sent us notices that they have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017.  We cannot predict the timing or outcome of this or the other ANDA litigation proceedings. Certain ANDA filers have also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Approval of an ANDA with respect to a generic version of Xyrem will require a REMS, which may be either a single shared REMS with Xyrem or a separate REMS with differing but comparable aspects of elements to assure safe use, or ETASU, in the approved Xyrem REMS. We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we are seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will resume or whether we will develop a single shared

REMS with the ANDA applicants. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, or we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, the Federal Trade Commission, or FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act, or FDCA) or have engaged in other anticompetitive practices.
In August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. The process under which enrolled patients receive Xyrem is complex, and we have transitioned most prescribers and patients to the final Xyrem REMS process and documentation requirements. We have notified the FDA regarding our anticipated timing for completing the transition of the remaining prescribers and patients and that we will continue to work with the remaining prescribers and patients to complete the transition. However, we cannot guarantee that we will be able to transition the remaining prescribers and patients to the final Xyrem REMS, that our notification and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In the three and six months ended June 30, 2016, sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $49.7 million and $100.9 million, respectively, which represented 13% and 14% of total net product sales, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze and our need to avoid supply disruptions due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. We expect that we will continue to experience inventory and supply challenges, which may result in temporary disruptions in our ability to supply certain markets, including the U.S., from time to time. If capacity constraints or supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we may be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised, physicians’ decisions to use Erwinaze in the future may be negatively impacted and our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. Our ability to successfully and sustainably maintain or grow sales of Erwinaze is also subject to a number of other risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In the three and six months ended June 30, 2016, sales of Defitelio/defibrotide represented 9% and 7% of our net product sales, respectively. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our new drug application, or NDA, for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
Our ability to realize the anticipated benefits from our investment in Defitelio is subject to risks and uncertainties, including:

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
In furtherance of our growth strategy, we have made a significant investment in Vyxeos through the Celator Acquisition. Vyxeos is currently not approved as a marketed product in any jurisdiction. We expect to initiate a rolling submission of an NDA for Vyxeos to the FDA by the end of the third quarter of 2016 and to complete the submission in late 2016 or early 2017. FDA Breakthrough Therapy designation has been granted for Vyxeos for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes. Breakthrough Therapy designation is a process designed to expedite the development and review of a drug that is intended to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. We are also currently evaluating the timing of filing for regulatory approval of Vyxeos in Europe.
Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including:

•	our ability to successfully obtain marketing approval for Vyxeos in the United States and Europe;

•
risks associated with developing products based on the CombiPlex technology platform that we acquired in the Celator Acquisition, such as Vyxeos, the first injectable fixed ratio, drug delivery combination oncology product that the FDA would potentially be considering for approval;

•	the need to establish pricing and reimbursement support for Vyxeos in the event we are able to obtain marketing approval for Vyxeos in the United States or in other countries;

•
the acceptance of Vyxeos in the United States and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•
delays or problems in the supply or manufacture of the product, including with respect to the requirement of the third parties upon which we rely to manufacture Vyxeos and its active pharmaceutical ingredients, or APIs, to obtain the approval of the FDA and/or other regulatory authorities to manufacture Vyxeos; and

•	the limited size of the population of AML patients who may potentially be indicated for treatment with Vyxeos.
If we are unable to obtain regulatory approval for Vyxeos in the United States or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
For more information on risks and uncertainties relating to Erwinaze, Defitelio and Vyxeos, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the United States and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In addition to risks specifically related to Xyrem, Erwinaze, Defitelio/defibrotide and Vyxeos, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations. These risks and uncertainties include:

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

•
the challenges of compliance with the requirements of the FDA, the DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, patient assistance programs, adverse event reporting and product recalls or withdrawals;

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

•
the risks associated with business combination or product or product candidate acquisition transactions, including risks associated with the Celator Acquisition, such as the challenges inherent in the integration of acquired businesses with our historic business, the increase in geographic dispersion among our centers of operation and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions; and

•
possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased as a result of, among other things, the Celator Acquisition.

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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2016, five customers accounted for 92% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 69% of gross accounts receivable, IDIS Limited, or IDIS, which accounted for 11% of gross accounts receivable and McKesson Corporation and its affiliates, or McKesson, which accounted for 10% of gross accounts receivable. As of December 31, 2015, five customers accounted for 90% of gross accounts receivable, including Express Scripts, which accounted for 69% of gross accounts receivable, and IDIS, which accounted for 11% of gross accounts receivable.
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
Net Income Attributable to Jazz Pharmaceuticals plc per Ordinary Share
Basic net income attributable to Jazz Pharmaceuticals plc per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.

Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Jazz Pharmaceuticals plc	$111,282	$88,114	$185,403	$158,814
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	60,499	61,190	60,821	60,998
Dilutive effect of employee equity incentive and purchase plans	1,334	1,900	1,333	2,030
Weighted-average ordinary shares used in per share calculation - diluted	61,833	63,090	62,154	63,028

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.84	$1.44	$3.05	$2.60
Diluted	$1.80	$1.40	$2.98	$2.52
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and six months ended June 30, 2016 and 2015 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
1.875% exchangeable senior notes due 2021	2,878	2,878	2,878	2,878
Options to purchase ordinary shares and RSUs	2,907	1,586	2,606	1,453
Ordinary shares under ESPP	66	—	85	—
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We are currently assessing our approach to the adoption of these standards and the potential impact on our results of operations and financial position.

2. Asset Acquisition
In March 2016, we acquired all of the outstanding shares of Alizé Pharma II S.A.S., a privately held biotechnology company, for an upfront payment of $8.8 million.  In connection with the acquisition, we obtained intellectual property and know-how related to recombinant crisantaspase.  The transaction includes contingent regulatory milestone payments of up to €10 million.  The transaction was accounted for as an asset acquisition and the upfront payment was charged to acquired in-process research and development, or IPR&D, expense upon closing of the transaction.

3. Fair Value Measurement
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$265,798	$—	$—	$265,798	$265,798	$—
Time deposits	650,577	—	—	650,577	602,168	48,409
Totals	$916,375	$—	$—	$916,375	$867,966	$48,409

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$274,945	$—	$—	$274,945	$274,945	$—
Time deposits	713,840	—	—	713,840	713,840	—
Totals	$988,785	$—	$—	$988,785	$988,785	$—
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investment balance represents time deposits with original maturities of greater than three months.
The following table summarizes, by major security type, our available-for-sale securities as of June 30, 2016 and December 31, 2015 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2016		December 31, 2015
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$650,577	$650,577	$713,840	$713,840

As of June 30, 2016, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
There were no transfers between the different levels of the fair value hierarchy in 2016 or in 2015.
As of June 30, 2016, the estimated fair value of our 2021 Notes was approximately $618 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).

4. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,735	$2,608
Work in process	19,341	11,836
Finished goods	11,215	5,007
Total inventories	$33,291	$19,451

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$657,139
Foreign exchange	4,706
Balance at June 30, 2016	$661,845
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2016				December 31, 2015
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.8	$1,530,546	$(371,876)	$1,158,670	$1,321,324	$(324,044)	$997,280
Manufacturing contracts	1.6	11,865	(7,240)	4,625	11,697	(5,676)	6,021
Trademarks	—	2,886	(2,886)	—	2,882	(2,882)	—
Total finite-lived intangible assets		1,545,297	(382,002)	1,163,295	1,335,903	(332,602)	1,003,301
Acquired IPR&D assets		137,466	—	137,466	182,305	—	182,305
Total intangible assets		$1,682,763	$(382,002)	$1,300,761	$1,518,208	$(332,602)	$1,185,606
The increase in the gross carrying amount of intangible assets as of June 30, 2016 compared to December 31, 2015 is primarily due to the capitalization of a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals Inc., or Sigma-Tau, that was triggered by the FDA approval of Defitelio on March 30, 2016. Additionally, after receiving FDA approval of Defitelio, we reclassified $48.4 million of acquired IPR&D from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. The Defitelio acquired developed technology asset will be amortized over its estimated useful life of 14 years. The increase in the gross carrying amount was also due to the positive impact of foreign currency translation adjustments due to the strengthening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remaining)	$52,909
2017	105,818
2018	102,972
2019	102,752
2020	101,565
Thereafter	697,279
Total	$1,163,295

6. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and buildings	$42,275	$1,775
Manufacturing equipment and machinery	21,045	5,828
Construction-in-progress	18,972	63,008
Computer software	16,007	15,797
Computer equipment	10,033	10,963
Leasehold improvements	9,184	9,301
Furniture and fixtures	2,638	2,580
Subtotal	120,154	109,252
Less accumulated depreciation and amortization	(26,678)	(23,680)
Property and equipment, net	$93,476	$85,572

The decrease in construction-in-progress, or CIP, from December 31, 2015 to June 30, 2016 is primarily due to the reclassification of building and equipment costs related to the Ireland manufacturing and development facility from CIP to the appropriate property and equipment category on the balance sheet following FDA approval of the facility in June 2016.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Rebates and other sales deductions	$70,264	$67,454
Employee compensation and benefits	32,873	35,595
Sales returns reserve	5,706	6,110
Royalties	5,396	4,211
Inventory-related accruals	5,236	1,017
Clinical trial accruals	4,449	1,601
Professional fees	3,655	3,038
Accrued interest	3,475	4,043
Accrued construction-in-progress	1,116	1,637
Contract claim settlement	—	18,000
Other	25,452	21,364
Total accrued liabilities	$157,622	$164,070

7. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2016	December 31, 2015
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(110,504)	(119,467)
1.875% exchangeable senior notes due 2021, net	464,496	455,533
Term loan	714,656	732,398
Other borrowings	—	513
Total debt	1,179,152	1,188,444
Less current portion	37,500	37,587
Total long-term debt	$1,141,652	$1,150,857
Amendment of Credit Facility
On June 18, 2015, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into a credit agreement, which we refer to in this report as the 2015 credit agreement, that provided for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing and subsequently repaid. We used the proceeds from initial borrowings under the 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the credit agreement that we entered into in June 2012, as subsequently amended, which we refer to as the previous credit agreement, and to pay related fees and expenses. The previous credit agreement was terminated upon repayment of the term loans outstanding thereunder.
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to the 2015 credit agreement. We refer to the 2015 credit agreement, as amended, in this report as the amended credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of July 12, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. Please see Note 14 for additional information regarding the Celator Acquisition.
Under the amended credit agreement, the term loan matures on July 12, 2021 and the revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on July 12, 2021.
Borrowings under the amended credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 1.25% per annum, based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio.
Jazz Pharmaceuticals plc and certain of our wholly owned subsidiaries are borrowers under the amended credit agreement. The borrowers’ obligations under the amended credit agreement and any hedging or cash management obligations entered into with a lender are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of our subsidiaries (including the issuer of the 2021 Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
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
Principal repayments of the term loan, which are due quarterly, are equal to 5.0% per annum of the principal amount outstanding on July 12, 2016 of $721.9 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of June 30, 2016, and are currently, in compliance with these financial covenants.
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
As of June 30, 2016, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2016 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2016 (remainder)	$18,750
2017	42,188
2018	60,937
2019	79,687
2020	520,313
Thereafter	575,000
Total	$1,296,875

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2016 and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating and facility leases as of June 30, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016 (remainder)	$6,358
2017	13,437
2018	8,613
2019	7,250
2020	6,682
Thereafter	66,579
Total	$108,919
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of June 30, 2016, we recorded project construction costs of $12.8 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. In the three and six months ended June 30, 2016, we recorded rent expense associated with the ground lease of $0.5 million and $0.9 million, respectively, in our condensed consolidated statements of income.
As of June 30, 2016, we had $27.0 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Matters. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Roxane that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed for 30 months, or until April 2013. That stay has expired. Additional patents covering Xyrem have been issued since December 2010, and after receiving Paragraph IV Certification notices from Roxane with respect to those patents, we have filed additional lawsuits against Roxane to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 were consolidated by the District Court into a single case, which we refer to as the first Roxane consolidated case. In the first Roxane consolidated case, we allege that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
After receiving additional Paragraph IV Certification notices from Roxane, we filed three actions against Roxane in the District Court on February 20, 2015, June 1, 2015 and January 27, 2016 that were consolidated by the District Court into a second case, which we refer to as the second Roxane consolidated case. In the second Roxane consolidated case, we allege that five of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe those patents.
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
In July 2016, the District Court determined that it would try all of the patents at issue in the first and second Roxane consolidated cases together, including patents that were previously bifurcated and stayed, and set trial in this consolidated case for the second quarter of 2017.
The actual timing of events in our litigation with Roxane may be earlier or later than we currently anticipate. We cannot predict the specific timing or outcome of events in these matters or the impact of these matters on other ongoing proceedings with any ANDA filer.
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
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.
Additional patents covering Xyrem have issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that will infringe these patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid).
On June 4, 2014, we received a notice of Paragraph IV Certification from Ranbaxy Laboratories Limited, or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ranbaxy regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. In May 2016, the Ranbaxy litigation was settled as described below.

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
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem.  On July 17, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents.  On November 26, 2015, we received an additional notice of Paragraph IV Certification from Wockhardt regarding newly issued patents listed in the Orange Book, and we filed an additional lawsuit against Wockhardt in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe these patents. In April 2016, the Wockhardt litigation was settled as set forth below.
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
In January 2016, the District Court issued an order consolidating all of the cases then pending against Amneal, Par, Ranbaxy, Watson, Wockhardt and Lupin into a single case for all purposes. In April 2016, the District Court issued orders consolidating two cases against Amneal and Ranbaxy relating to later-issued patents with the previously consolidated case against Amneal, Par, Ranbaxy, Watson and Lupin. In June 2016, the District Court issued an order consolidating a case against Watson relating to a later-issued patent with the previously consolidated case against Amneal, Par, Watson and Lupin.
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
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled.  We expect to appeal these decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional patent covering the distribution system for Xyrem. In March 2016, the PTAB issued a decision instituting an IPR trial with respect to three claims of the patent subject to this petition, and we expect the PTAB to issue a final decision on the validity of these claims in March 2017. The PTAB denied the petition with respect to the other 25 claims of the patent.
In October 2015, Ranbaxy and Par filed petitions for IPR with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ranbaxy’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. In July 2016, the PTAB denied Amneal’s petition in its entirety. In March 2016, Ranbaxy filed a petition for IPR with respect to the validity of the second of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium. In connection with settlement of our litigation with Ranbaxy, both of the IPR petitions filed by Ranbaxy were terminated.
In December 2015, Wockhardt filed a petition for IPR with respect to the validity of one of our patents covering the formulation of Xyrem. In connection with settlement of our patent litigation with Wockhardt, this IPR petition was terminated.
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
Shareholder Litigation Matters Relating to Celator Acquisition. On June 21, 2016, a putative class-action lawsuit challenging the Celator Acquisition, captioned Dunbar v. Celator Pharmaceuticals, Inc., or the Dunbar action, was filed in the Superior Court of New Jersey. The complaint was filed against Celator, each member of the Celator board of directors, Jazz Pharmaceuticals plc and our wholly owned subsidiary Plex Merger Sub, Inc., or Plex. The complaint generally alleges that the Celator directors breached their fiduciary duties in connection with the Celator Acquisition, and that Jazz Pharmaceuticals plc and Plex aided and abetted these alleged breaches of fiduciary duty. The complaint also generally asserts that the Celator directors breached their fiduciary duties to Celator’s public stockholders by, among other things, (i) agreeing to sell Celator to us at an inadequate price, (ii) implementing an unfair process, (iii) agreeing to certain provisions of the merger agreement for the Celator Acquisition that allegedly favored us and deterred alternative bids, and (iv) failing to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the SEC. The plaintiff sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.
Between June 27, 2016 and June 29, 2016, two putative class-action lawsuits challenging the Celator Acquisition, captioned Palmisciano v. Celator Pharmaceuticals, Inc., or the Palmisciano action, and Barreto v. Celator Pharmaceuticals, Inc., or the Barreto action, were filed in the District Court. The complaints were filed against Celator and each member of the Celator board of directors. The complaints assert causes of action under sections 14 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, predicated on Celator’s and the Celator directors’ alleged failure to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the SEC. The plaintiffs sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Neither Jazz Pharmaceuticals plc nor Plex were named defendants in these actions.
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding regarding settlement of these actions. The memorandum of understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
We have not previously submitted pricing data for two radiopharmaceutical products, Quadramet® (samarium sm 153 lexidronam injection) and ProstaScint® (capromab pendetide), for Medicaid and the Public Health Service’s 340B drug pricing discount program, or 340B program.  We engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products. In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet. We sold Quadramet to a third party in December 2013, but we retained any liabilities related to sales of the product during prior periods. Similarly, we sold ProstaScint to a third party in May 2015, but we retained any liabilities related to sales of the product during prior periods. We are currently unable to predict whether price reporting and rebates will be required for Quadramet and ProstaScint for some or all of the period during which we were responsible for sales of these products.  The initiation of any reporting of Medicaid pricing data for Quadramet or ProstaScint could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a potential contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.

In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning our provision of financial assistance to Medicare patients. Other companies have disclosed similar inquiries. We are cooperating with this subpoena. We are unable to predict how long this investigation will continue or its outcome, but we expect that we will incur significant costs in connection with the investigation, regardless of the outcome.

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2016 and 2015, respectively (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2016	$1,598,646
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	14,611
Employee withholding taxes related to share-based awards	(14,278)
Share-based compensation	50,333
Tax benefit from employee share options	3,503
Shares repurchased	(163,244)
Other comprehensive income	17,484
Net income	185,403
Shareholders' equity at June 30, 2016	$1,692,458

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2015	$1,371,144	$64	$1,371,208
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	26,730	—	26,730
Employee withholding taxes related to share-based awards	(16,679)	—	(16,679)
Share-based compensation	44,394	—	44,394
Shares repurchased	(11,690)	—	(11,690)
Other comprehensive loss	(125,945)	(8)	(125,953)
Net income	158,814	(1)	158,813
Shareholders' equity at June 30, 2015	$1,446,768	$55	$1,446,823
Share Repurchase Program
In November 2015, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. In the six months ended June 30, 2016, we spent a total of $163.2 million to purchase 1.3 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.74 per share. All ordinary shares repurchased by us were canceled. In June 2016, we temporarily suspended our share repurchase program in connection with the Celator Acquisition. The share repurchase program may be modified, suspended, otherwise discontinued or resumed at any time without prior notice. As of June 30, 2016, the remaining amount authorized under the share repurchase program was approximately $96.6 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(267,472)	$(267,472)
Other comprehensive income	17,484	17,484
Balance at June 30, 2016	$(249,988)	$(249,988)
During the six months ended June 30, 2016, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Xyrem	$280,968	$247,846	$530,505	$460,536
Erwinaze/Erwinase	49,748	46,151	100,921	96,504
Defitelio/defibrotide	33,246	15,257	51,143	32,620
Prialt® (ziconotide) intrathecal infusion	8,073	7,138	14,282	13,902
Psychiatry	3,867	9,372	10,869	18,465
Other	3,208	6,342	5,306	17,114
Product sales, net	379,110	332,106	713,026	639,141
Royalties and contract revenues	2,051	1,641	4,145	3,909
Total revenues	$381,161	$333,747	$717,171	$643,050
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$345,853	$302,564	$651,732	$571,811
Europe	28,749	24,125	53,769	56,760
All other	6,559	7,058	11,670	14,479
Total revenues	$381,161	$333,747	$717,171	$643,050
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Express Scripts	74%	74%	74%	71%
McKesson	15%	—%	14%	—%
Accredo Health Group, Inc.	—%	11%	—%	12%

At the end of the second quarter of 2015, we transitioned the U.S. distribution of Erwinaze from Accredo Health Group, Inc. to McKesson.

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	June 30, 2016	December 31, 2015
Ireland	$63,943	$62,795
United States	20,342	12,794
Italy	7,529	7,928
Other	1,662	2,055
Total long-lived assets	$93,476	$85,572

11. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative	$20,949	$18,662	$41,153	$35,301
Research and development	3,521	3,866	6,811	7,351
Cost of product sales	963	772	1,652	1,467
Total share-based compensation expense, pre-tax	25,433	23,300	49,616	44,119
Tax benefit from share-based compensation expense	(7,195)	(6,910)	(14,158)	(13,064)
Total share-based compensation expense, net of tax	$18,238	$16,390	$35,458	$31,055
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares underlying options granted (in thousands)	90	70	1,099	950
Grant date fair value	$45.10	$58.57	$40.58	$57.57
Black-Scholes option pricing model assumption information:
Volatility	37%	39%	39%	39%
Expected term (years)	4.2	4.2	4.2	4.2
Range of risk-free rates	1.0-1.1%	1.1-1.4%	1.0-1.5%	1.1-1.4%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RSUs granted (in thousands)	35	27	436	365
Grant date fair value	$145.07	$177.71	$125.22	$174.79
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period of four years.

As of June 30, 2016, compensation cost not yet recognized related to unvested share options and RSUs was $85.4 million and $99.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 2.5 years, respectively.

12. Restructuring
In the six months ended June 30, 2016, we recorded severance costs of $1.5 million for terminated employees in connection with the reorganization of our operations primarily in France and Italy. These one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits and included within cost of product sales and selling, general and administrative expenses in our condensed consolidated statements of income. As of June 30, 2016, we had incurred total termination benefit costs of $2.6 million in connection with this reorganization. We do not expect to incur any additional material one-time termination benefit costs relating to these restructuring activities in 2016.
The following table summarizes the amounts related to restructuring through June 30, 2016 (in thousands):

Termination Benefits
Balance at December 31, 2015	$1,105
Expense	1,520
Payments	(1,823)
Balance at June 30, 2016	$802
The balances as of June 30, 2016 and December 31, 2015 were included within accrued liabilities in our condensed consolidated balance sheets.

13. Income Taxes
Our income tax provision was $45.3 million and $79.4 million in the three and six months ended June 30, 2016, respectively, compared to $30.6 million and $62.7 million for the same periods in 2015. The effective tax rates were 28.9% and 30.0% in the three and six months ended June 30, 2016, respectively, compared to 25.8% and 28.3% for the same periods in 2015. The increase in the effective tax rates for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to a decrease in originating tax credits and the impact of changes in tax rates in certain jurisdictions in which we operate, partially offset by changes in income mix among the various jurisdictions in which we operate. The effective tax rates for the three and six months ended June 30, 2016 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the United States (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for fiscal years 2012 and 2013 and by the Italian tax authorities for fiscal year 2014. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $42.4 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at June 30, 2016. We disagree with the proposed assessment and intend to contest it vigorously.

14. Subsequent Events
On May 31, 2016, we entered into a definitive merger agreement with Celator pursuant to which we made a cash tender offer of $30.25 per share for all of the outstanding shares of Celator’s common stock. As of the expiration of the offer period on July 12, 2016, 36,516,173 shares, which represented approximately 81% of Celator’s then outstanding common stock, were properly tendered and not withdrawn in the tender offer. In addition, notices of guaranteed delivery were delivered with respect to 2,016,237 additional shares representing approximately 4% of Celator’s outstanding common stock as of the expiration of the tender offer. The condition to the tender offer that more than 50% of Celator’s outstanding common stock be validly tendered and not withdrawn prior to the expiration of the tender offer was satisfied. On July 12, 2016, we completed the Celator Acquisition under the terms of the merger agreement, pursuant to which Celator became an indirect wholly owned subsidiary of Jazz Pharmaceuticals plc and each share of Celator common stock then outstanding (other than shares owned by us or Celator) was converted into the right to receive $30.25, the same price per share offered in the tender offer. The aggregate consideration for the Celator Acquisition was approximately $1.5 billion.
On July 12, 2016, we entered into an amendment to the 2015 credit agreement that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding as of July 12, 2016. Please see Note 7 for further information regarding the 2015 credit agreement and the July 2016 amendments thereto. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. As of July 12, 2016, the interest rate on the outstanding term loan was 2.63% and on revolving loan borrowings was 2.48%.
Celator is an oncology-focused biopharmaceutical company that is transforming the science of combination therapy and developing products to improve patient outcomes in cancer. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos, an investigational product in development as a treatment for AML. In addition, the Celator Acquisition provides us with Celator’s proprietary technology platform, CombiPlex, which enables the rational design and rapid evaluation of optimized combinations of anti-cancer drugs.
The acquisition of Celator will be accounted for as a business combination using the acquisition method. We are in the process of determining fair values of the assets acquired and liabilities assumed in the business combination, and completing the required supplemental pro forma revenue and earnings information for this acquisition. We expect to include a preliminary determination of the acquisition consideration and detail of the assets acquired and liabilities assumed in our condensed consolidated financial statements for the quarter ending September 30, 2016.

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
In the three and six months ended June 30, 2016, our total net product sales increased by 14% and 12%, respectively, compared to the same period in 2015, primarily due to an increase in Xyrem product sales. We expect total net product sales to increase in 2016 over 2015, primarily due to anticipated growth in sales of Xyrem and Defitelio. For additional information regarding our net product sales, see “—Results of Operations.”
On March 30, 2016, the FDA granted marketing approval for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
On July 12, 2016, we completed the acquisition of Celator Pharmaceuticals, Inc., or Celator, which acquisition we refer to in this report as the Celator Acquisition. The aggregate consideration for the Celator Acquisition was approximately $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to VyxeosTM, an investigational product in development as a treatment for acute myeloid leukemia, or AML. In addition, the Celator Acquisition provides us with Celator’s proprietary technology platform, CombiPlex®, which is designed to enable the rational design and rapid evaluation of optimized combinations of anti-cancer drugs.
On July 12, 2016, we entered into an amendment to our existing 2015 credit agreement, or the amended credit agreement, that provides for a revolving credit facility of approximately $1.25 billion, which replaced our prior revolving credit facility of

$750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding as of the effective date of the amended credit agreement. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. The maturity date of both our revolving credit facility and term loan facility was extended from June 2020 to July 2021.
In June 2016, we received FDA approval of our manufacturing and development facility in Ireland. We plan to use this facility for the manufacture of Xyrem and development-stage products.
During the six months ended June 30, 2016, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	Excessive sleepiness in narcolepsy	Phase 3 clinical trial initiated in second quarter of 2015; expect preliminary data in mid-2017
	Excessive sleepiness in obstructive sleep apnea, or OSA	Two Phase 3 clinical trials initiated in second quarter of 2015; expect preliminary data in the first quarter of 2017
JZP-386	EDS in narcolepsy	Phase 1 clinical trials completed; further evaluation ongoing
Xyrem	Cataplexy with narcolepsy in children and adolescents	Phase 3 clinical trial ongoing; enrollment completion expected by the end of the fourth quarter of 2016
Hematology/Oncology
Defibrotide	Prevention of VOD in high-risk patients	Preparing to initiate Phase 3 clinical trial; initiation of patient enrollment expected in the fourth quarter of 2016
Vyxeos	High-risk (secondary) AML
Phase 3 clinical trial completed; expect to initiate a rolling submission of a new drug application, or NDA, to the FDA by the end of the third quarter of 2016 and to complete the submission in late 2016 or early 2017

In the sleep area, we have ongoing and planned development programs for Xyrem and certain other product candidates.

•	JZP-110.
Phase 3 Clinical Trials. JZP-110 is a late-stage investigational compound being developed for potential treatment of excessive sleepiness in patients with narcolepsy and excessive sleepiness in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We initiated patient enrollment in our Phase 3 clinical program in the second quarter of 2015. We are conducting one Phase 3 clinical trial in patients with excessive sleepiness associated with narcolepsy and two Phase 3 clinical trials in patients with excessive sleepiness associated with OSA. Approximately 800 patients are expected to be enrolled in these three trials in the aggregate. We are expecting preliminary data from the trials in patients with excessive sleepiness associated with OSA in the first quarter of 2017 and from the trial in patients with excessive sleepiness associated with narcolepsy in mid-2017. Subject to the results of these trials, we anticipate submitting an NDA to the FDA in late 2017. In addition, we expect to enroll up to 600 patients from certain of our Phase 2 and Phase 3 clinical trials in an open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110.
Other Activities. We are also exploring additional potential indications for JZP-110.

•	Xyrem.
Phase 3 Clinical Trial of Xyrem in Children and Adolescents. While in many patients narcolepsy can begin during childhood and adolescence, there is limited information on the treatment of pediatric narcolepsy patients with Xyrem. We have worked with the FDA and several leading specialists to design a clinical trial to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. In the fourth quarter of 2014, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. We expect to complete enrollment in this trial by the end of the fourth quarter of 2016.

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
Planned Phase 3 Clinical Trial. We are preparing to commence a Phase 3 clinical trial to evaluate the safety and efficacy of defibrotide for the prevention of VOD in high-risk patients. We expect to initiate patient enrollment in the fourth quarter of 2016.
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

•
Vyxeos. Celator completed a Phase 3 clinical trial in high-risk (secondary) AML. Vyxeos is currently not approved as a marketed product in any jurisdiction. We expect to initiate a rolling submission of an NDA for Vyxeos to the FDA by the end of the third quarter of 2016 and to complete the submission in late 2016 or early 2017. FDA Breakthrough Therapy designation has been granted for Vyxeos for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes. Breakthrough Therapy designation is a process designed to expedite the development and review of a drug that is intended to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. In addition, we are currently evaluating the timing of filing for regulatory approval of Vyxeos in Europe. We are also assessing the potential for approval of Vyxeos in other countries and for development of Vyxeos in indications in addition to the treatment of high risk (secondary) AML.

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
Xyrem. Our financial results remain significantly influenced by sales of Xyrem, which accounted for 74% of our net product sales in the three and six months ended June 30, 2016 and 73% of our net product sales in the year ended December 31, 2015. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, seven companies have sent us notices that they have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017.  We cannot predict the timing or outcome of this or the other ANDA litigation proceedings. Certain ANDA filers have also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Approval of an ANDA with respect to a generic version of Xyrem will require a risk evaluation and mitigation strategy, or REMS, which may be either a single shared REMS with Xyrem or a separate REMS with differing but comparable aspects of elements to assure safe use, or ETASU, in the approved Xyrem REMS. We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we are seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will resume or whether we will develop a single shared REMS with the ANDA applicants. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, or we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, the Federal Trade Commission, or FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act, or FDCA) or have engaged in other anticompetitive practices.
In August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. The process under which enrolled patients receive Xyrem is complex, and we have transitioned most prescribers and patients to the final Xyrem REMS process and documentation requirements. We have notified the FDA regarding our anticipated timing for completing the transition of the remaining prescribers and patients and that we will continue to work with the remaining prescribers and patients to complete the transition. However, we cannot guarantee that we will be able to transition the remaining prescribers and patients to the final Xyrem REMS, that our notification and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for ANDA applicants to obtain FDA approval of their ANDAs, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future generic competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem.
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
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 13% and 14%, respectively, of our net product sales in the three and six months ended June 30, 2016 and 15% in the year ended December 31, 2015. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze and our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. We expect that we will continue to experience inventory and supply challenges, which may result in temporary disruptions in our ability to supply certain markets, including the U.S., from time to time. If capacity constraints or supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we may be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised, physicians’ decisions to use Erwinaze in the future may be negatively impacted and our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. Our ability to successfully and sustainably maintain or grow sales of Erwinaze is also subject to a number of other risks and uncertainties, including the limited population of patients with acute lymphoblastic leukemia, or ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio. Sales of Defitelio accounted for 9% and 7%, respectively, of our net product sales in the three and six months ended June 30, 2016 and 5% in the year ended December 31, 2015. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
Our ability to realize the anticipated benefits from our investment in Defitelio is subject to risks and uncertainties, including:

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

Vyxeos. In furtherance of our growth strategy, we have made a significant investment in Vyxeos through the Celator Acquisition. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including:

•	our ability to successfully obtain marketing approval for Vyxeos in the United States and Europe;

•
risks associated with developing products based on the CombiPlex technology platform that we acquired in the Celator Acquisition, such as Vyxeos, the first injectable fixed ratio, drug delivery combination oncology product that the FDA would potentially be considering for approval;

•	the need to establish pricing and reimbursement support for Vyxeos in the event we are able to obtain marketing approval for Vyxeos in the United States or in other countries;

•
the acceptance of Vyxeos in the United States and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•
delays or problems in the supply or manufacture of the product, including with respect to the requirement of the third parties upon which we rely to manufacture Vyxeos and its active pharmaceutical ingredients, or APIs, to obtain the approval of the FDA and/or other regulatory authorities to manufacture Vyxeos; and

•	the limited size of the population of AML patients who may potentially be indicated for treatment with Vyxeos.
If we are unable to obtain regulatory approval for Vyxeos in the United States or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
For more information on risks and uncertainties relating to Erwinaze, Defitelio and Vyxeos, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the United States and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In addition to risks specifically related to Xyrem, Erwinaze, Defitelio and Vyxeos, other key challenges and risks that we face include risks and uncertainties related to:

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

•
the challenges of compliance with the requirements of the FDA, the U.S. Drug Enforcement Administration, or DEA, and non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, patient assistance programs, adverse event reporting and product recalls or withdrawals;

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

•
the risks associated with business combination or product or product candidate acquisition transactions, including risks associated with the Celator Acquisition, such as the challenges inherent in the integration of acquired businesses with our historic business, the increase in geographic dispersion among our centers of operation and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions; and

•
possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, as a result of, among other things, the Celator Acquisition.

Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Product sales, net	$379,110	$332,106	14%	$713,026	$639,141	12%
Royalties and contract revenues	2,051	1,641	25%	4,145	3,909	6%
Cost of product sales (excluding amortization of intangible assets)	23,980	21,813	10%	47,419	50,111	(5)%
Selling, general and administrative	122,618	107,132	14%	251,383	219,520	15%
Research and development	39,091	27,833	40%	70,343	55,014	28%
Acquired in-process research and development	—	—	N/A(1)	8,750	—	N/A(1)
Intangible asset amortization	26,737	23,668	13%	49,379	48,345	2%
Interest expense, net	12,121	15,812	(23)%	24,313	32,057	(24)%
Foreign currency (gain) loss	—	1,914	N/A(1)	819	(331)	(347)%
Loss on extinguishment and modification of debt	—	16,815	N/A(1)	—	16,815	N/A(1)
Income tax provision	45,332	30,647	48%	79,362	62,706	27%
Net loss attributable to noncontrolling interests, net of tax	—	1	N/A(1)	—	1	N/A(1)
_____________________________

(1)	Comparison to prior period not meaningful.
Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Xyrem	$280,968	$247,846	13%	$530,505	$460,536	15%
Erwinaze/Erwinase	49,748	46,151	8%	100,921	96,504	5%
Defitelio/defibrotide	33,246	15,257	118%	51,143	32,620	57%
Prialt® (ziconotide) intrathecal infusion	8,073	7,138	13%	14,282	13,902	3%
Psychiatry	3,867	9,372	(59)%	10,869	18,465	(41)%
Other	3,208	6,342	(49)%	5,306	17,114	(69)%
Product sales, net	379,110	332,106	14%	713,026	639,141	12%
Royalties and contract revenues	2,051	1,641	25%	4,145	3,909	6%
Total revenues	$381,161	$333,747	14%	$717,171	$643,050	12%

Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  A price increase was instituted in February 2016. Xyrem product sales volume increased by 4% in each of the three and six months ended June 30, 2016 compared to the same periods in 2015. The sales volume increase was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who have restarted Xyrem therapy and active patients who remained on Xyrem therapy. Erwinaze product sales increased in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to price increases instituted in January 2016 and July 2015 and, to a lesser extent, an increase in sales volume, partially offset by higher chargebacks and rebates resulting from increased utilization under the 340B drug pricing discount and Medicaid programs. The Erwinaze sales volume increase was primarily driven by demand in existing treatment sites and, to a lesser extent, new treatment sites prescribing Erwinaze. In the three and six months ended June 30, 2016, Erwinaze sales volume was negatively impacted by supply challenges that temporarily disrupted our ability to supply certain markets. Defitelio/defibrotide product sales increased in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to the launch of Defitelio in the U.S. in April 2016 and higher net sales outside the U.S. Prialt product sales increased in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to an increase in sales volume. Psychiatry product sales decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to generic competition. Other sales decreased in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to our sale in March 2015 of certain products and the related business that we acquired as part of our acquisition of EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition. We expect total product sales will increase in 2016 over 2015, primarily due to anticipated growth in sales of our lead marketed products, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2016 compared to the same periods in 2015. We expect royalties and contract revenues in 2016 to increase slightly compared to 2015, primarily due to higher royalties on our out-licensed products.

Cost of Product Sales
Cost of product sales increased in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to a change in product mix. Cost of product sales decreased in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to a change in product mix, partially offset by an increase in net product sales. Gross margin as a percentage of net product sales was 93.7% and 93.3% in the three and six months ended June 30, 2016, respectively, compared to 93.4% and 92.2% for the same periods in 2015. The increase in our gross margin percentage in the three and six months ended June 30, 2016 was primarily due to a change in product mix. Cost of product sales is not expected to change materially in 2016 compared to 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to an increase in compensation-related expenses of $7.1 million driven by higher headcount and an increase in other expenses related to the expansion and support of our business. Selling, general and administrative expenses increased in the six months ended June 30, 2016 compared to the same periods in 2015, primarily due to an increase in compensation-related expenses of $15.2 million driven by higher headcount, an increase in legal fees and expenses, expenses related to the launch of Defitelio in the U.S., and an increase in other expenses related to the expansion and support of our business. We expect selling, general and administrative expenses in 2016 to increase compared to 2015, primarily due to an increase in compensation-related expenses driven by higher headcount, expenses related to the launch of Defitelio in the U.S., the preparation for the potential commercial launch of Vyxeos, increase in expenses related to Xyrem REMS and pharmacy services and other expenses related to the expansion and support of our business.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clinical studies and outside services	$25,302	$16,010	$43,858	$31,313
Personnel expenses	10,999	9,746	21,227	19,854
Other	2,790	2,077	5,258	3,847
Total	$39,091	$27,833	$70,343	$55,014
Research and development expenses increased by $11.3 million and $15.3 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to increased clinical studies and outside services costs driven primarily by costs related to three Phase 3 clinical trials for JZP-110.
For 2016 and beyond, we expect that our research and development expenses will continue to increase from historical levels particularly as we initiate additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Acquired In-Process Research and Development
Acquired in-process research and development expense in the six months ended June 30, 2016 related to an upfront payment of $8.8 million we made in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase.
Intangible Asset Amortization
Intangible asset amortization increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the commencement of amortization of the Defitelio U.S. intangible asset upon FDA approval in March 2016, partially offset by the cessation of amortization of certain intangible assets that were fully amortized in 2015 and the impact of foreign exchange rates on euro-denominated assets. Intangible asset amortization is not expected to change materially in 2016 compared to 2015.
Interest Expense, Net
In June 2015, we terminated the credit agreement that we entered into in June 2012, as subsequently amended, or the previous credit agreement, and entered into a new credit agreement, or the 2015 credit agreement. Interest expense, net decreased by $3.7 million and $7.7 million in the three and six months ended June 30, 2016 compared to the same period in 2015, primarily due to a reduction in interest rates on borrowings under the 2015 credit agreement as compared to the previous credit agreement and a lower average debt balance. On July 12, 2016, we entered into an amendment to our 2015 credit agreement that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding as of July 12, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. We expect interest expense will be higher in 2016 compared to 2015 due to the increase in our average debt balance.
Foreign Currency Gain (Loss)
The foreign currency loss in the six months ended June 30, 2016 primarily related to the translation of euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.

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
Income Tax Provision
Our income tax provision was $45.3 million and $79.4 million in the three and six months ended June 30, 2016, respectively, compared to $30.6 million and $62.7 million for the same periods in 2015. The effective tax rates were 28.9% and 30.0% for the three and six months ended June 30, 2016, respectively, compared to 25.8% and 28.3% in the same periods in 2015. The increase in the effective tax rates for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily due to a decrease in originating tax credits and the impact of changes in tax rates in certain jurisdictions in which we operate, partially offset by changes in income mix among the various jurisdictions in which we operate. The effective tax rates for the three and six months ended June 30, 2016 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity.

Liquidity and Capital Resources
As of June 30, 2016, we had cash, cash equivalents and investments of $916.4 million, borrowing availability under our revolving credit facility of $749.5 million and long-term debt of $1.3 billion. Our long-term debt included our $721.9 million aggregate principal amount term loan and $575.0 million principal amount of the 2021 Notes. We generated cash flows from operations of $273.3 million during the six months ended June 30, 2016 and we expect to continue to generate positive cash flows from operations during 2016.
On July 12, 2016, we completed the Celator Acquisition. The aggregate cost to us of the Celator Acquisition was approximately $1.5 billion. On July 12, 2016, we entered into an amendment to our 2015 credit agreement that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding at close. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under the amended credit agreement could be required for certain financings.
In November 2015, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this share repurchase program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. In the six months ended June 30, 2016, we spent a total of $163.2 million to purchase 1.3 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.74 per share. All ordinary shares repurchased by us were canceled. We temporarily suspended our share repurchase program in June 2016 in connection with the Celator Acquisition. The share repurchase program may be modified, suspended, otherwise discontinued or resumed at any time without prior notice. As of June 30, 2016, the remaining amount authorized under the share repurchase program was approximately $96.6 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$273,310	$237,126
Net cash provided by (used in) investing activities	(216,407)	6,271
Net cash provided by (used in) financing activities	(178,690)	3,962
Effect of exchange rates on cash and cash equivalents	968	(9,758)
Net increase (decrease) in cash and cash equivalents	$(120,819)	$237,601
Net cash provided by operating activities of $273.3 million for the six months ended June 30, 2016 related to net income of $185.4 million, adjusted for non-cash items of $121.7 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $33.8 million of net cash outflow related to changes in operating assets and liabilities. Net cash provided by operating activities of $237.1 million for the six months ended June 30, 2015 related to net income of $158.8 million, adjusted for non-cash items of $105.6 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $27.3 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $13.3 million in our other non-current liabilities primarily relating to reserves for uncertain tax positions, $13.7 million in our prepaid expenses primarily due to upfront payments to a clinical research organization and a decrease in accrued liabilities of $18.1 million primarily driven by employee-related expenses, partially offset by an increase in income taxes payable.
Net cash used in investing activities for the six months ended June 30, 2016 primarily related to a $150.0 million milestone payment to Sigma-Tau that was triggered by the FDA approval of Defitelio on March 30, 2016, purchase of investments of $53.5 million, an upfront payment of $8.8 million we made in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase and purchases of property and equipment of $4.2 million. Net cash provided by investing activities for the six months ended June 30, 2015 primarily related to net proceeds of $33.7 million from the sale of certain products that we originally acquired as part of the EUSA Acquisition, partially offset by purchases of property and equipment of $27.4 million primarily related to the construction of a manufacturing and development facility in Ireland.
Net cash used in financing activities for the six months ended June 30, 2016 primarily related to $163.2 million used to repurchase our ordinary shares under our share repurchase program, repayments of long-term debt of $19.3 million and payment of employee withholding taxes of $14.3 million related to share-based awards, partially offset by proceeds of $14.6 million from employee equity incentive plans. Net cash provided by financing activities for the six months ended June 30, 2015 primarily related to borrowings totaling $901.0 million under the 2015 credit agreement and proceeds of $26.7 million from employee equity incentive plans, offset by a repayment of $895.4 million for the principal amount outstanding of term loans under the previous credit agreement, payment of employee withholding taxes of $16.7 million related to share-based awards and $11.7 million used to repurchase our ordinary shares under our prior share repurchase program.
Credit Agreement
On June 18, 2015, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly owned subsidiaries, as borrowers, entered into the 2015 credit agreement that provided for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing and subsequently repaid. We used the proceeds from initial borrowings under the 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the previous credit agreement, and to pay related fees and expenses. The previous credit agreement was terminated upon repayment of the term loans outstanding thereunder.
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of its wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of July 12, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
Under the amended credit agreement, the term loan matures on July 12, 2021 and the revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on July 12, 2021.
Borrowings under the amended credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 1.25% per annum, based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio.
Jazz Pharmaceuticals plc and certain of our wholly owned subsidiaries are borrowers under the amended credit agreement. The borrowers’ obligations under the amended credit agreement and any hedging or cash management obligations entered into with a lender, are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of its subsidiaries (including the issuer of the 2021 Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
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
Principal repayments of the term loan, which are due quarterly, are equal to 5.0% per annum of the principal amount outstanding on July 12, 2016 of $721.9 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of June 30, 2016, and are currently, in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term and other loans - principal	$721,875	$37,500	$121,875	$562,500	$—
Term and other loans - interest (2)	60,335	17,089	30,786	12,460	—
2021 Notes - principal	575,000	—	—	—	575,000
2021 Notes - interest (3)	59,298	10,781	21,563	21,563	5,391
Revolving credit facility - commitment fee (4)	9,050	2,280	4,559	2,211	—
Commitment to investee (5)	20,000	5,000	10,000	5,000	—
Purchase obligations (6)	28,337	26,977	410	452	498
Operating and facility lease obligations (7)	108,919	12,685	19,425	13,627	63,182
Total	$1,582,814	$112,312	$208,618	$617,813	$644,071
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In July 2016, we entered into an agreement with Pfenex Inc., or Pfenex, under which Pfenex granted us worldwide rights to develop and commercialize multiple early stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront and option payments totaling $15 million and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development-, regulatory-, and sales-related milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $257 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)	Estimated interest was calculated based on the interest rates in effect as of June 30, 2016. The interest rate for our term loan was 2.38% at June 30, 2016.

(3)	We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of June 30, 2016 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $749.5 million as of June 30, 2016 to estimate commitment fees owed. Undrawn borrowing capacity as of June 30, 2016 does not include an amount of $0.5 million committed under an outstanding letter of credit.

(5)
We committed to invest $25.0 million in Arrivo Bioventures, LLC which can be called on an annual basis over a five year period. The first capital call of $5.0 million was made during the second quarter of 2016. Our equity method investment is included within other non-current assets on the condensed consolidated balance sheet as of June 30, 2016.

(6)	Consists primarily of non-cancelable commitments to third party manufacturers.

(7)
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

The table above does not reflect the additional $1.0 billion in debt we incurred in July 2016 under the amended credit agreement in connection with the Celator Acquisition. The table also does not include a fee of $7.0 million we are required to pay our investment banker as a result of the completion of the Celator Acquisition.
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

During the three and six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Interest Rate Risk. We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. On July 12, 2016, we entered into an amendment to our 2015 credit agreement that provides for a revolving credit facility of approximately $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding as of the effective date of the amended credit agreement. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. Based on indebtedness under our term loan and revolving credit facility of $1.7 billion as of July 12, 2016, a 1.0% increase in interest rates would increase net interest expense for the remainder of 2016 by approximately $8.2 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed for 30 months, or until April 2013. That stay has expired. Additional patents covering Xyrem have been issued since December 2010, and after receiving Paragraph IV Certification notices from Roxane with respect to those patents, we have filed additional lawsuits against Roxane to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 were consolidated by the District Court into a single case, which we refer to as the first Roxane consolidated case. In the first Roxane consolidated case, we allege that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
After receiving additional Paragraph IV Certification notices from Roxane, we filed three actions against Roxane in the District Court on February 20, 2015, June 1, 2015 and January 27, 2016 that were consolidated by the District Court into a second case, which we refer to as the second Roxane consolidated case. In the second Roxane consolidated case, we allege that five of our patents covering Xyrem are or will be infringed by Roxane’s ANDA and seek a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe those patents.
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
In July 2016, the District Court determined that it would try all of the patents at issue in the first and second Roxane consolidated cases together, including patents that were previously bifurcated and stayed, and set trial in this consolidated case for the second quarter of 2017.
The actual timing of events in our litigation with Roxane may be earlier or later than we currently anticipate. We cannot predict the specific timing or outcome of events in these matters or the impact of these matters on other ongoing proceedings with any ANDA filer.
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
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases provides that Amneal’s 30-month stay period will be extended to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.

Additional patents covering Xyrem have issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that will infringe these patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid).
On June 4, 2014, we received a notice of Paragraph IV Certification from Ranbaxy Laboratories Limited, or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ranbaxy regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. In May 2016, the Ranbaxy litigation was settled as described below.
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
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 17, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents. On November 26, 2015, we received an additional notice of Paragraph IV Certification from Wockhardt regarding newly issued patents listed in the Orange Book, and we filed an additional lawsuit against Wockhardt in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe these patents. In April 2016, the Wockhardt litigation was settled as set forth below.
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
In January 2016, the District Court issued an order consolidating all of the cases then pending against Amneal, Par, Ranbaxy, Watson, Wockhardt and Lupin into a single case for all purposes. In April 2016, the District Court issued orders consolidating two cases against Amneal and Ranbaxy relating to later-issued patents with the previously consolidated case against Amneal, Par, Ranbaxy, Watson and Lupin. In June 2016, the District Court issued an order consolidating a case against Watson relating to a later-issued patent with the previously consolidated case against Amneal, Par, Watson and Lupin.
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

Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. We expect to appeal these decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional patent covering the distribution system for Xyrem. In March 2016, the PTAB issued a decision instituting an IPR trial with respect to three claims of the patent subject to this petition, and we expect the PTAB to issue a final decision on the validity of these claims in March 2017. The PTAB denied the petition with respect to the other 25 claims of the patent.
In October 2015, Ranbaxy and Par filed petitions for IPR with respect to the validity of one of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ranbaxy’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. In July 2016, the PTAB denied Amneal’s petition in its entirety. In March 2016, Ranbaxy filed a petition for IPR with respect to the validity of the second of our patents covering a method for prescribing Xyrem when it is being co-administered with divalproex sodium. In connection with settlement of our litigation with Ranbaxy, both of the IPR petitions filed by Ranbaxy were terminated.
In December 2015, Wockhardt filed a petition for IPR with respect to the validity of one of our patents covering the formulation of Xyrem. In connection with settlement of our patent litigation with Wockhardt, this IPR petition was terminated.
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
Shareholder Litigation Matters Relating to Celator Acquisition. On June 21, 2016, a putative class-action lawsuit challenging our acquisition of Celator Pharmaceuticals, Inc., or Celator, captioned Dunbar v. Celator Pharmaceuticals, Inc., or the Dunbar action, was filed in the Superior Court of New Jersey. We refer to our acquisition of Celator in this report as the Celator Acquisition. The complaint was filed against Celator, each member of the Celator board of directors, Jazz Pharmaceuticals plc and our wholly owned subsidiary Plex Merger Sub, Inc., or Plex. The complaint generally alleges that the Celator directors breached their fiduciary duties in connection with the Celator Acquisition, and that Jazz Pharmaceuticals plc and Plex aided and abetted these alleged breaches of fiduciary duty. The complaint also generally asserts that the Celator directors breached their fiduciary duties to Celator’s public stockholders by, among other things, (i) agreeing to sell Celator to us at an inadequate price, (ii) implementing an unfair process, (iii) agreeing to certain provisions of the merger agreement for the Celator Acquisition that allegedly favored us and deterred alternative bids, and (iv) failing to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the U.S. Securities and Exchange Commission, or SEC. The plaintiff sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.
Between June 27, 2016 and June 29, 2016, two putative class-action lawsuits challenging the Celator Acquisition, captioned Palmisciano v. Celator Pharmaceuticals, Inc., or the Palmisciano action, and Barreto v. Celator Pharmaceuticals, Inc., or the Barreto action, were filed in the District Court. The complaints were filed against Celator and each member of the Celator board of directors. The complaints assert causes of action under sections 14 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, predicated on Celator’s and the Celator directors’ alleged failure to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the SEC. The plaintiffs sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Neither Jazz Pharmaceuticals plc nor Plex were named defendants in these actions.
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding regarding settlement of these actions. The memorandum of understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
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
Risks Related to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 74% of our net product sales for the three and six months ended June 30, 2016 and 73% of our net product sales for the year ended December 31, 2015. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2012 to 2015, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2016, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed in more detail below, including those related to:

•	the potential introduction of a generic version of Xyrem or an alternative product for treating cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•
changed or increased regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, the development of a single shared REMS for sodium oxybate with or by potential generic competitors or other regulatory actions by the FDA;

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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. We have filed lawsuits against the current ANDA filers seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation against the first ANDA filer, Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017. However, the actual timing of events may be earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
Certain ANDA filers have filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients has stated that it anticipates commencing a Phase 3 pivotal trial in 2016. If this company is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
After any introduction of a generic competitor, a significant percentage of the prescriptions written for Xyrem may be filled with the generic version, resulting in a loss in sales of Xyrem. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in a few instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. We expect that generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information about potential competition for Xyrem, see the risk factor under the heading “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. The process under which enrolled patients receive Xyrem is complex, and we have transitioned most prescribers and patients to the final Xyrem REMS process and documentation requirements. We have notified the FDA regarding our anticipated timing for completing the transition of the remaining prescribers and patients and that we will continue to work with the remaining prescribers and patients to complete the transition. However, we cannot guarantee that we will be able to transition the remaining prescribers and patients to the final Xyrem REMS, that our notification and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
While we have an exclusive agreement with Express Scripts Specialty Distribution Services, Inc., or Express Scripts, the central pharmacy for Xyrem, through June 2017, if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we are seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will resume or whether we will develop a single shared REMS with the ANDA applicants. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, or we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. The FDA has exercised this waiver authority in two instances of which we are aware, including most recently in connection with the May 2015 approval of Roxane Laboratories’ ANDA for alosetron hydrochloride tablets as generic versions of Lotronex tablets. This waiver was subject to the condition that the waiver-granted REMS system be open to all current and future sponsors of ANDAs or NDAs for alosetron hydrochloride products, and the FDA limited the grant of the waiver to a term of three years, subject to potential extension by the FDA. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, federal legislation, including the Fair Access for Safe and Timely Generics Act of 2015 and the Creating and Restoring Equal Access to Equivalent Samples Act of 2016, or CREATES Act, has been proposed to amend the statutory criteria regarding the development of a shared REMS, the standards for granting a waiver of the requirement of a shared REMS and/or potential penalties for failure to agree to conditions for a shared REMS. In particular, the CREATES Act would, among other things, provide a private right of action for ANDA filers to sue NDA holders for failure to negotiate a shared REMS within a certain time frame. We cannot predict whether any such federal legislation will be enacted or, if enacted, its impact on our business. For more information, see the risk factors under the headings “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risks Related to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the United States and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze and Defitelio, and we have made a significant investment in Vyxeos, which is currently not approved as a marketed product in any jurisdiction.
Erwinaze
Erwinaze (called Erwinase in markets outside the U.S.), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL, which is wholly owned by the U.K. Secretary of State for Health. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing prior to a fixed date before the end of the then-current term.
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
Vyxeos
In furtherance of our growth strategy, we have made a significant investment in Vyxeos through the Celator Acquisition. Vyxeos is currently not approved as a marketed product in any jurisdiction. We expect to initiate a rolling submission of an NDA for Vyxeos to the FDA by the end of the third quarter of 2016 and to complete the submission in late 2016 or early 2017. We are also currently evaluating the timing of filing for regulatory approval of Vyxeos in Europe.
Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including:

•	our ability to successfully obtain marketing approval for Vyxeos in the United States and Europe;

•
risks associated with developing products based on the CombiPlex technology platform that we acquired in the Celator Acquisition, such as Vyxeos, the first injectable fixed ratio, drug delivery combination oncology product that the FDA would potentially be considering for approval;

•	the need to establish pricing and reimbursement support for Vyxeos in the event we are able to obtain marketing approval for Vyxeos in the United States or in other countries;

•
the acceptance of Vyxeos in the United States and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•
delays or problems in the supply or manufacture of the product, including with respect to the requirement of the third parties upon which we rely to manufacture Vyxeos and its active pharmaceutical ingredients, or APIs, to obtain the approval of the FDA and/or other regulatory authorities to manufacture Vyxeos; and

•	the limited size of the population of AML patients who may potentially be indicated for treatment with Vyxeos.
If we are unable to obtain regulatory approval for Vyxeos in the United States or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we fail to maintain or increase prescriptions and revenue from sales of our products, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We may choose to increase the price of our products, and price adjustments may negatively affect our sales volumes. Also, sales of each of our products may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. The market price of our ordinary shares may decline if sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
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
We depend on single source suppliers for each of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers, or delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredient and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. If we or any of our third party suppliers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, particularly Xyrem and Erwinaze since we maintain limited inventories for these products, we may be unable to meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.
We have completed construction of a manufacturing and development facility in Ireland and expect to begin commercial operations at the facility in 2016. While we received FDA approval of this facility in June 2016 and plan to use this facility for the manufacture of Xyrem and development-stage products, we currently do not, other than with respect to the manufacturing plant in Italy where we produce some active pharmaceutical ingredients, including the defibrotide drug substance, have our own commercial manufacturing capability for our products or product candidates, or their active pharmaceutical ingredients, or the capability to package our products. The availability of our products for commercial sale depends upon our ability to procure the ingredients, raw materials, packaging materials and finished products we need from third parties. In part due to the limited market size for our products and product candidates, we have entered into supply and manufacturing agreements with suppliers, each of which is currently our single source for each of our marketed products and for the active pharmaceutical ingredients used in some of these products. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
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
Erwinaze is licensed from and manufactured by a single source, PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. PBL has responded to the FDA Form 483 with its plan to address the observations made in the FDA Form 483, which will require remediation activities. PBL is subject to similar inspection and remediation requirements of the UK regulatory authority, MHRA. Inability to comply with regulatory requirements, including failure by PBL to timely remediate the observations included in the FDA Form 483 or failure by us to demonstrate compliance with our obligations under the BLA, in each case to the FDA’s satisfaction, and compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA or MHRA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in FDA or MHRA approval being revoked, product release being delayed or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. We expect that we will continue to experience inventory and supply challenges, which may result in temporary disruptions in our ability to supply certain markets, including the U.S., from time to time. If capacity constraints or supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we may be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze in the future may be negatively impacted. If quality or other manufacturing issues or regulatory difficulties occur and result in a disruption to supply or capacity constraints, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Vyxeos is manufactured using Celator’s CombiPlex technology. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter successfully manufactured batches that were used in Celator’s completed Phase 3 clinical trial for Vyxeos, but Baxter has experienced batch failures due to mechanical and component issues. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If Baxter does not deliver sufficient quantities of Vyxeos on a timely basis, whether due to batch failures or other delays, and in accordance with applicable specifications, our ability to successfully launch and commercialize an approved Vyxeos product and generate sales of this product at the level we expect could be materially and adversely affected.
Cytarabine and daunorubicin are the APIs in Vyxeos, and are available from a number of suppliers. We are currently qualifying APIs from additional suppliers because the supplier from whom Celator previously obtained these APIs received a warning letter from the FDA which indicated that importation of API from this supplier may possibly be restricted in the future. If the FDA restricts importation of API from this supplier, and we are unable to qualify API from additional suppliers in a timely manner or at all, our ability to successfully commercialize an approved Vyxeos product and generate sales of this product at the level we expect could be materially and adversely affected.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we, our shareholders or analysts who cover our business expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 970 in August 2016. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, on June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the EU, or Brexit. We do not know to what extent, or when, Brexit or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the United Kingdom may be materially and adversely affected.

The commercial success of our products depends upon their market acceptance by physicians, patients, third party payors and the medical community.
Physicians may not prescribe our products, in which case we would not generate the revenues we anticipate from product sales. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and its diagnosis, and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the conditions for reimbursement required by, and appropriate pricing and availability of reimbursement from, third party payors.
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

Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products or product candidates or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. We may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including if:

•	we are unable to obtain and maintain adequate funding to complete the development of, obtain regulatory approval for and commercialize an acquired product candidate;

•	a product candidate proves not to be safe or effective in later clinical trials;

•	a product fails to reach its forecasted commercial potential as a result of pricing pressures;

•	we experience negative publicity regarding actual or potential future price increases for that product or otherwise; or

•	the integration of a product or product candidate gives rise to unforeseen difficulties and expenditures.
Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.
For example, in July 2016 we made a substantial investment in Celator through the Celator Acquisition. The aggregate consideration for the Celator Acquisition was $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. Vyxeos is currently not approved as a marketed product in any jurisdiction. While we plan to make regulatory submissions for Vyxeos in the United States and Europe, there can be no guarantee that we will obtain approval in any jurisdiction in a timely manner, or at all. If we are unable to obtain regulatory approval for Vyxeos in the United States or Europe in a timely manner, or at all, or if sales of Vyxeos following regulatory approvals do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the United States and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects,” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In addition, product and product candidate acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation, such as the Celator Acquisition. Our business acquisitions have required, and any similar future transactions will also require, significant efforts and expenditures, including with respect to transition activities and integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with potential acquisitions and similar transactions, which include:

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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Results of limited preclinical studies, including studies of our product candidates in animal models, may not predict the results of human clinical trials of those product candidates. Similarly, results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. For example, in the second quarter of 2015, we initiated patient enrollment in three Phase 3 clinical trials for JZP-110, a late-stage investigational compound being developed for potential treatment of excessive sleepiness in patients with narcolepsy and excessive sleepiness in patients with obstructive sleep apnea, or OSA. We expect preliminary data from the trials in patients with excessive sleepiness associated with OSA in the first quarter of 2017 and from the trial in patients with excessive sleepiness associated with narcolepsy in mid-2017. However, our ability to meet this goal for each trial depends on an acceleration of enrollment rates. Further, these results may not be positive, and we may be unable to complete these clinical trials in a timely manner or submit an NDA to the FDA on our anticipated timeline, or at all. If a product candidate, including JZP-110, fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment in that product candidate.
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
While Xyrem is currently the only product approved by the FDA for the treatment of both cataplexy and EDS in patients with narcolepsy, cataplexy is often treated with tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors, even though these products are not approved by the FDA for the treatment of cataplexy. Other treatments for EDS in patients with narcolepsy include stimulants and wakefulness promoting agents, such as Provigil® (modafinil) and Nuvigil® (armodafinil), as well as generic versions of Provigil, the only other FDA-approved products for the treatment of EDS in patients with narcolepsy. Provigil, its generic equivalents and Nuvigil are also approved for improving wakefulness in patients with EDS associated with treated OSA or shift work disorder. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that recently received marketing approval in Europe. While this product is currently not approved by the FDA for marketing in the United States or, to our knowledge, subject to a pending application for such approval, the receipt of marketing approval and commercialization of this product in the United States for the treatment of narcolepsy could negatively impact our ability to maintain and grow sales of Xyrem.

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
With respect to Vyxeos, we are aware of other products being developed for use as treatment options for AML patients, including in different patient populations (i.e., relapsed or refractory patients and patients who are deemed unsuitable for intensive chemotherapy) than were studied in the Vyxeos Phase 3 clinical trial. However, it is possible that products may be developed to treat the patient population studied in the Vyxeos Phase 3 clinical trial. The development of competing products for the treatment of patients in the patient population studied in the Vyxeos Phase 3 clinical trial or similar patient populations could negatively impact our ability to successfully launch and commercialize an approved Vyxeos product and achieve the level of sales we expect, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. We have filed lawsuits against the current ANDA filers seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation against the first ANDA filer, Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017. However, the actual timing of events may be earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation.
Certain ANDA filers have filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
A company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients has stated that it anticipates commencing a Phase 3 pivotal trial in 2016. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. We have filed lawsuits against the current ANDA filers seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation against the first ANDA filer, Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017.  However, the actual timing of events may be earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation. Certain ANDA filers have also filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. In addition, the IPR process under the America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds have challenged valuable pharmaceutical patents through the IPR process. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem, whether the PTAB will institute any petitioned IPR proceeding that has not yet been instituted, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. For more information, see the risk factor under the heading “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
Because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, because patent applications in the U.S. and many non-U.S. jurisdictions are typically not published until 18 months after their priority date, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for inventions covered by our or our licensors’ issued patents or pending applications, or that we or our licensors were the first inventors. Our competitors may have filed, and may in the future file, patent applications covering subject matter similar to ours. Any such patent application may have priority over our or our licensors’ patents or applications and could further require us to obtain rights to issued patents covering such subject matter. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Patent interferences are limited or unavailable for patent applications filed after March 16, 2013.
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
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven distribution system patents that cover elements of the Xyrem REMS are unpatentable; as a result, if the Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. The Xyrem REMS approval letter includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the Xyrem distribution system, or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future generic competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents and other intellectual property to protect our Xyrem distribution system from generic competitors may be reduced. In addition, the extent of protection provided by our patents and other intellectual property related to the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the distribution system set forth in the Xyrem REMS. If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a REMS that does not fall within the scope of any of the claims of our patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing patents, patents that may be granted in the future or other intellectual property will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

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
As another example, the marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. If we fail to meet any of these post-marketing obligations, the ongoing validity of the marketing authorization may be called into question, our sales of and revenues from Defitelio could be materially adversely affected and our potential future maintenance and growth of the market for this product may be limited.
In addition, since a significant proportion of the regulatory framework in the U.K. is derived from EU directives and regulations, Brexit could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates. Any such changes to the regulatory regime could have a material adverse effect on the pharmaceutical industry generally and on our ability to obtain approval for our product candidates or, if approved, to successfully commercialize our product candidates.
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
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. We may be unable to comply with these or other post-marketing obligations. If we fail to meet any of these post-marketing obligations, the ongoing validity of the marketing authorization may be called into question, our sales of and revenues from Defitelio could be materially adversely affected and our potential future maintenance and growth of the market for this product may be limited.
Erwinase and defibrotide are available on a named patient basis in many countries where they are not commercially available. While we believe we have satisfied the regulations regarding our communications and medical affairs activities in those countries, if any such country’s regulatory authorities determine that we are promoting Erwinase or defibrotide without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the U.S. Department of Justice, or DOJ, the FTC, the United States Department of Commerce, or DOC, the OIG and other regulatory bodies, as well as governmental authorities in those non-U.S. countries in which we commercialize our products. In addition to the FDCA, other federal, state and non-U.S. statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers and distributors and the central pharmacy for Xyrem, are subject to many of the same requirements.
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
In addition, the Physician Payment Sunshine Act, or Sunshine provisions, requires extensive tracking of payments and transfers of value to physicians and teaching hospitals and public reporting of the data collected. By March 31 of each calendar year, manufacturers covered under the Sunshine provisions are required to submit a report disclosing payments and transfers of value made in the preceding calendar year, and CMS then will publish the reported data on or before June 30 of the reporting year. Public reporting under the Sunshine provisions has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, if the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning our provision of financial assistance to Medicare patients. Other companies have disclosed similar inquiries. We are cooperating with this subpoena. We are unable to predict how long this investigation will continue or its outcome, but we expect that we will incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.

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
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations, could create liability for us (including the imposition of significant penalties), result in adverse publicity and negatively affect our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, EU member states and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the EC to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent decision of the European Court of Justice that invalidated the safe harbor framework on which we have relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it will no longer be possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In addition, data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. In February 2016, the EC announced an agreement with the DOC to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” On July 12, 2016, the EC adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. U.S.-based companies will be able to certify to the U.S. Department of Commerce their compliance with the privacy principles of the Privacy Shield starting from August 1, 2016. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the EC. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
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
Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Such data previously have not been submitted for Quadramet® (samarium sm 153 lexidronam injection) and ProstaScint® (capromab pendetide), which are radiopharmaceutical products. We engaged in interactions with CMS and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products.  In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet. We sold Quadramet to a third party in December 2013, but we retained any liabilities related to sales of the product during prior periods. Similarly, we sold ProstaScint to a third party in May 2015, but we retained any liabilities related to sales of the product during prior periods. We are currently unable to predict whether price reporting and rebates will be required for Quadramet and ProstaScint for some or all of the period during which we were responsible for sales of these products. We are currently unable to reasonably estimate an amount or range of a potential contingent loss. Any material liability resulting from radiopharmaceutical price reporting and rebates would negatively impact our financial results.
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. As noted above, CMS recently issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming, and could have a material adverse effect on our results of operations.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. For example, the initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet for some or all of the period during which we were responsible for sales of these products could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with

VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval. Our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the United States and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risks Related to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of June 30, 2016, we had total indebtedness of approximately $1.3 billion, which included $721.9 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2015, or the 2015 credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014. On July 12, 2016, we entered into an amendment to our 2015 credit agreement, or the amended credit agreement, that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding as of the effective date of the amended credit agreement. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition, resulting in an increase of the outstanding principal balance of our total indebtedness to approximately $2.3 billion as of July 12, 2016.
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
Covenants in our amended credit agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.*
The amended credit agreement provides for a $750.0 million principal amount term loan due in July 2021 and a $1.25 billion revolving credit facility, with loans under such revolving credit facility due in July 2021, subject to early mandatory repayments under certain circumstances. The amended credit agreement contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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
The amended credit agreement also includes financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio. Our ability to comply with these financial covenants may be affected by events beyond our control. In addition, the covenants under the amended credit agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the amended credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility. A default under the amended credit agreement could also lead to a default under agreements governing our current or future indebtedness, including the indenture governing our 2021 Notes.
In addition, the holders of our 2021 Notes have the ability to require us to repurchase their notes for cash if we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution, or the delisting of our ordinary shares from The NASDAQ Global Select Market. Moreover, upon exchange of the 2021 Notes, unless we elect to cause to be delivered solely ordinary shares to settle such exchange, we will be required to make cash payments in respect of the 2021 Notes being exchanged. In this regard, it is our intent and policy to settle the principal amount of the 2021 Notes in cash upon exchange. However, we may not have enough available cash or be able to obtain financing at the time we are required to make any required repurchases of surrendered 2021 Notes or to pay cash upon exchanges of 2021 Notes. Our failure to repurchase 2021 Notes at a time when the repurchase is required by the indenture governing the 2021 Notes or to pay any cash payable on future exchanges of the 2021 Notes as required by the indenture governing the 2021 Notes would constitute a default under that indenture. A default under that indenture could also lead to a default under agreements governing our current or future indebtedness, including the amended credit agreement. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the related indebtedness, which could have a material adverse effect on our financial condition and our business. In this regard, if we are unable to repay amounts under the amended credit agreement, the lenders under the amended credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The amended credit agreement restricts our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate or obtain proceeds from such dispositions, and any such proceeds may not be adequate to meet any debt service obligations then due.
In addition, our borrowings under the amended credit agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.
To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.*
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition, the Gentium Acquisition and the Celator Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.*
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, including as a result of the potential for Brexit to contribute to sustained instability in the global financial markets, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities. See also the discussion under the heading “We are subject to a requirement under Irish law to periodically obtain new authorities from our shareholders to issue ordinary shares, which we may be unable to obtain” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $42.4 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at June 30, 2016. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or in other tax laws relating to multinational corporations could adversely affect us.*
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the Code or the Treasury Regulations or other IRS guidance promulgated thereunder, including under Section 7874 of the Code, could adversely affect our status as a foreign corporation for U.S. federal tax purposes or could otherwise affect our effective tax rate, and any such changes could have prospective or retroactive application. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. This legislation, if passed, could adversely affect us.
In addition, the U.S. Congress, the EU, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
Our intangible assets and goodwill are significant. As of June 30, 2016, we had recorded $2.0 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

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

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $194.73 on July 31, 2015 and a low of $108.50 on February 11, 2016 during the period from December 31, 2014 through June 30, 2016. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
In addition, the market price of our ordinary shares may decline if the effects of our transactions, including the Gentium Acquisition, the Celator Acquisition and/or potential future acquisitions, on the financial results of our company are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of our 2021 Notes who may view the 2021 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of these notes.

Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of August 2, 2016, we had 60,532,109 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
Other than funds we have allocated for the purposes of supporting our share repurchase program authorized in November 2015, we anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs, acquire or in-license additional products and product candidates, and pursue other opportunities. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, our ability to pay cash dividends on or repurchase our ordinary shares is restricted under the terms of the amended credit agreement. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of the amended credit agreement and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2016	109,807	$137.57	109,807	$110,320,469
May 1 - May 31, 2016	87,649	$148.43	87,649	$97,313,056
June 1 - June 30, 2016	5,000	$152.58	5,000	$96,550,303
Total	202,456	$142.65	202,456
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In November 2015, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. This authorization has no expiration date.

(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program, exclusive of any brokerage commissions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. We temporarily suspended our share repurchase program in June 2016 in connection with the Celator Acquisition. The share repurchase program may be modified, suspended, otherwise discontinued or resumed at any time without prior notice. As of June 30, 2016, the remaining amount authorized under the share repurchase program was approximately $96.6 million.

Item 5.	Other Information
Results of Matters Presented at the 2016 Annual General Meeting of Shareholders
On August 4, 2016, we held our 2016 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters in Dublin, Ireland. At the Annual Meeting, our shareholders voted on 10 proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 20, 2016, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 54,896,544 of the 60,486,047 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect each of the four nominees for director to a three-year term as a Class II director of the company to serve until our 2019 annual general meeting of shareholders and until his successor is elected and qualified. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Paul L. Berns	47,121,531	5,256,991	135,885	2,382,137
Patrick G. Enright	47,113,428	5,265,094	135,885	2,382,137
Seamus Mulligan	52,018,607	353,103	142,697	2,382,137
Norbert G. Riedel, Ph.D.	47,117,752	5,260,318	136,337	2,382,137
Proposal 2
Proposal 2 was to ratify, on an advisory basis, the appointment of KPMG, Dublin as the independent auditors of the company for the fiscal year ending December 31, 2016 and to authorize, in a binding vote, the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
53,815,308	974,735	106,501	—
Proposal 3
Proposal 3 was to approve, on an advisory basis, the compensation of the company’s named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
48,537,536	3,852,062	124,809	2,382,137
Proposal 4A
Proposal 4A was to approve amendments to the company’s memorandum of association to make certain administrative adjustments to address the enactment of the Irish Companies Act 2014 and a minor housekeeping matter. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
54,654,864	106,105	135,575	—
Proposal 4B
Proposal 4B was to approve amendments to the company’s articles of association to make certain administrative adjustments to address the enactment of the Irish Companies Act 2014 and certain minor housekeeping matters. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
54,668,667	104,310	123,567	—
Proposal 5
Proposal 5 was to authorize the company and/or any subsidiary of the company to make open market purchases of the company’s ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
52,200,550	308,894	4,963	2,382,137

Proposal 6
Proposal 6 was to renew our board of directors’ existing authority under Irish law to allot and issue ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
46,510,176	8,356,995	29,373	—
Proposal 7
Proposal 7 was to renew our board of directors’ existing authority under Irish law to allot and issue ordinary shares for cash without first offering those ordinary shares to existing shareholders pursuant to the statutory pre-emption right that would otherwise apply. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
44,266,284	10,596,246	34,014	—
Proposal 8
Proposal 8 was to approve any motion to adjourn the Annual Meeting, or any adjournments thereof, to another time and place to solicit additional proxies if there were insufficient votes at the time of the Annual Meeting to approve any or all of Proposals 4A, 4B and/or 7. Proposal 8 was not put to a vote of the shareholders at the Annual Meeting since there were sufficient votes at the time of the Annual Meeting to approve each of Proposals 4A, 4B and 7.
Proposal 9
Proposal 9 was to approve an amendment and restatement of the company’s 2011 Equity Incentive Plan in order to renew the company’s ability to grant awards thereunder that may qualify as “performance-based compensation” under section 162(m) of the U.S. Internal Revenue Code. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
30,488,133	21,882,677	143,597	2,382,137
Proposal 10
Proposal 10 was to approve an amendment and restatement of the company’s Amended and Restated 2007 Non-Employee Directors Stock Option Plan in order to (i) expand the types of stock awards that may be granted thereunder to the company’s non-employee directors and (ii) eliminate the final automatic annual increase to the share reserve that was otherwise scheduled to occur in 2017 pursuant to the “evergreen” provision included therein. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
47,927,845	4,534,137	52,425	2,382,137

Item 6.	Exhibits

Exhibit Number	Description of Document
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

2.9
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc. and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016.
4.1	Reference is made to Exhibit 3.1.
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

Exhibit Number	Description of Document
4.2D
Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

10.1
Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer.

10.2
Tender and Support Agreement, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc. and each of the persons set forth on Schedule A attached thereto (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

10.3+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy.
10.4+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy.
10.5+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd and Iain McGill.
10.6+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill.
10.7+	Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016).
10.8+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016).
10.9+	Amended and Restated 2007 Non-Employee Directors Stock Option Plan (approved August 4, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: August 9, 2016

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

2.9
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc. and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016.
4.1	Reference is made to Exhibit 3.1.
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

10.1
Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer.

10.2
Tender and Support Agreement, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc. and each of the persons set forth on Schedule A attached thereto (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

10.3+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy.
10.4+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy.
10.5+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd. and Iain McGill.
10.6+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill.
10.7+	Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016).
10.8+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016)
10.9+	Amended and Restated 2007 Non-Employee Directors Stock Option Plan (approved August 4, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.