Form 10-Q
period 2016-09-30
Jazz Pharmaceuticals plc
filed 2016-11-08
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2016, 59,892,335 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

We own or have rights to various copyrights, trademarks and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, CombiPlex® and VyxeosTM. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$366,567	$988,785
Investments	59,418	—
Accounts receivable, net of allowances	238,072	209,685
Inventories	32,351	19,451
Prepaid expenses	23,304	20,699
Other current assets	24,517	19,047
Total current assets	744,229	1,257,667
Property and equipment, net	99,898	85,572
Intangible assets, net	3,110,439	1,185,606
Goodwill	927,993	657,139
Deferred tax assets, net, non-current	—	122,863
Deferred financing costs	10,258	7,209
Other non-current assets	37,764	27,548
Total assets	$4,930,581	$3,343,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,626	$21,807
Accrued liabilities	172,418	164,070
Current portion of long-term debt	36,094	37,587
Income taxes payable	5,222	1,808
Deferred revenue	1,499	1,370
Total current liabilities	232,859	226,642
Deferred revenue, non-current	2,881	3,721
Long-term debt, less current portion	2,147,379	1,150,857
Deferred tax liability, net, non-current	725,358	294,485
Other non-current liabilities	106,101	69,253
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	471
Additional paid-in capital	1,635,431	1,562,900
Accumulated other comprehensive loss	(235,376)	(267,472)
Retained earnings	315,415	302,686
Total shareholders’ equity	1,716,003	1,598,646
Total liabilities and shareholders’ equity	$4,930,581	$3,343,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$371,621	$338,754	$1,084,647	$977,895
Royalties and contract revenues	2,560	2,118	6,705	6,027
Total revenues	374,181	340,872	1,091,352	983,922
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	24,311	28,385	71,730	78,496
Selling, general and administrative	124,368	104,044	375,751	323,564
Research and development	47,796	50,784	118,139	105,798
Acquired in-process research and development	15,000	—	23,750	—
Intangible asset amortization	26,453	26,127	75,832	74,472
Total operating expenses	237,928	209,340	665,202	582,330
Income from operations	136,253	131,532	426,150	401,592
Interest expense, net	(18,498)	(12,650)	(42,811)	(44,707)
Foreign currency loss	(749)	(977)	(1,568)	(646)
Loss on extinguishment and modification of debt	(638)	—	(638)	(16,815)
Income before income tax provision and equity in loss of investee, net of tax	116,368	117,905	381,133	339,424
Income tax provision	29,120	29,945	108,482	92,651
Equity in loss of investee, net of tax	103	—	103	—
Net income	87,145	87,960	272,548	246,773
Net loss attributable to noncontrolling interests, net of tax	—	—	—	(1)
Net income attributable to Jazz Pharmaceuticals plc	$87,145	$87,960	$272,548	$246,774

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.44	$1.43	$4.49	$4.04
Diluted	$1.41	$1.39	$4.40	$3.91
Weighted-average ordinary shares used in per share calculations - basic	60,437	61,435	60,692	61,145
Weighted-average ordinary shares used in per share calculations - diluted	61,644	63,154	61,983	63,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$87,145	$87,960	$272,548	$246,773
Other comprehensive income (loss):
Foreign currency translation adjustments	14,612	16,779	32,096	(109,174)
Other comprehensive income (loss)	14,612	16,779	32,096	(109,174)
Total comprehensive income	101,757	104,739	304,644	137,599
Comprehensive income attributable to noncontrolling interests, net of tax	—	14	—	5
Comprehensive income attributable to Jazz Pharmaceuticals plc	$101,757	$104,725	$304,644	$137,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$272,548	$246,773
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	75,832	74,472
Share-based compensation	74,490	67,233
Depreciation	8,165	7,143
Acquired in-process research and development	23,750	—
Loss on disposal of property and equipment	3	117
Excess tax benefit from share-based compensation	—	320
Deferred income taxes	(16,462)	(25,368)
Provision for losses on accounts receivable and inventory	1,764	4,021
Loss on extinguishment and modification of debt	638	16,815
Amortization of debt discount and deferred financing costs	16,418	17,348
Other non-cash transactions	1,460	(3,834)
Changes in assets and liabilities:
Accounts receivable	(28,274)	(10,661)
Inventories	(14,117)	(3,595)
Prepaid expenses and other current assets	(8,512)	(5,298)
Other long-term assets	(4,920)	(9,555)
Accounts payable	(4,288)	4,826
Accrued liabilities	(9,647)	4,642
Income taxes payable	3,323	8,993
Deferred revenue	(682)	(659)
Other non-current liabilities	18,352	18,469
Net cash provided by operating activities	409,841	412,202
Investing activities
Purchases of property and equipment	(6,555)	(32,591)
Acquisitions, net of cash acquired	(1,502,443)	—
Acquisition of in-process research and development	(23,750)	—
Acquisition of investments	(64,693)	—
Acquisition of intangible assets	(150,000)	—
Net proceeds from sale of business	—	33,703
Net cash provided by (used in) investing activities	(1,747,441)	1,112
Financing activities
Net proceeds from issuance of debt	994,777	898,960
Proceeds from employee equity incentive and purchase plans	17,951	34,025
Repayments of long-term debt	(19,282)	(896,363)
Payment of employee withholding taxes related to share-based awards	(20,595)	(25,402)
Share repurchases	(259,819)	(21,302)
Excess tax benefit from share-based compensation	—	(320)
Acquisition of noncontrolling interests	—	(60)
Repayments under revolving credit facility	—	(80,000)
Net cash provided by (used in) financing activities	713,032	(90,462)
Effect of exchange rates on cash and cash equivalents	2,350	(8,035)
Net increase (decrease) in cash and cash equivalents	(622,218)	314,817
Cash and cash equivalents, at beginning of period	988,785	684,042
Cash and cash equivalents, at end of period	$366,567	$998,859

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
On July 12, 2016, we completed the acquisition of Celator Pharmaceuticals, Inc., or Celator, which acquisition we refer to in this report as the Celator Acquisition. The aggregate consideration for the Celator Acquisition was approximately $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to VyxeosTM, an investigational product in development as a treatment for acute myeloid leukemia, or AML. In September 2016, we initiated a rolling submission of a new drug application, or NDA, to the FDA seeking marketing approval for Vyxeos. We expect to complete the NDA submission in the first quarter of 2017. In addition, the Celator Acquisition provided us with Celator’s proprietary technology platform, CombiPlex®, which has the potential to enable the rational design and rapid evaluation of optimized combinations of additional anti-cancer drugs. Please see Note 2 for additional information regarding the Celator Acquisition.
On July 12, 2016, we entered into an amendment to our existing 2015 credit agreement, which amended agreement we refer to in this report as our amended credit agreement, that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of September 30, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. The maturity date of both our revolving credit facility and term loan facility was extended from June 2020 to July 2021. Please see Note 7 for further information regarding the 2015 credit agreement and the amended credit agreement.
In June 2016, we received FDA approval of our manufacturing and development facility in Ireland. We are using this facility for the manufacture of Xyrem, and in September 2016, we manufactured and shipped our first commercial batch of Xyrem from this facility. We plan to also manufacture development-stage products at this facility.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.

Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the year ended December 31, 2015. The results of operations of the acquired Celator business, along with the estimated fair values of the assets acquired and liabilities assumed in the Celator Acquisition, have been included in our condensed consolidated financial statements since the closing of the Celator Acquisition on July 12, 2016, the closing date of the Celator Acquisition.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, for any other interim period or for any future period.
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
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three and nine months ended September 30, 2016, net product sales of Xyrem were $285.9 million and $816.4 million, respectively, which represented 77% and 75% of total net product sales, respectively. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential introduction of generic competition or an alternative sodium oxybate or other product that competes with Xyrem; changed or increased regulatory restrictions or regulatory actions by the FDA; our suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA; any supply, manufacturing or distribution problems arising with any of our suppliers or distributors, most of whom are sole source providers for us; any increase in pricing pressure from or restrictions on reimbursement imposed by third party payors; changes in healthcare laws and policy; continued acceptance of Xyrem by physicians and patients; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and operational disruptions at the central pharmacy or any failure to comply with our risk evaluation and mitigation strategy, or REMS, obligations to the satisfaction of the FDA.
Seven companies have sent us notices that they have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation (other than our lawsuit filed in August 2016) against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017.  We cannot predict the timing or outcome of this or the other ANDA litigation proceedings. Certain ANDA filers have also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Approval of an ANDA with respect to a generic version of Xyrem will require a REMS, which may be either a single shared REMS with Xyrem or a separate REMS with differing but comparable aspects of elements to assure safe use, or ETASU, to those in the approved Xyrem REMS. We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we have been seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will resume or whether we will develop a single shared REMS with the ANDA applicants. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, if we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable or if a generic competitor otherwise successfully petitions the FDA for a waiver of the shared REMS requirement, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, the Federal Trade Commission, or FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act, or FDCA) or have engaged in other anticompetitive practices.
In August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Obtaining and maintaining appropriate reimbursement for Xyrem in the U.S. is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and prescription drug pricing, pricing pressure from third party payors and increasingly restrictive reimbursement conditions being imposed by third party payors. In this regard, we have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other pricing terms for Xyrem. Any such restrictive pricing terms or additional reimbursement conditions could have a material adverse effect on our Xyrem revenues. In addition, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. We expect that healthcare policies and reforms intended to curb healthcare costs will continue to be proposed, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products. Also, price increases on Xyrem and our other products, and negative publicity regarding pricing and price increases generally, whether with respect to our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of Xyrem and our other products.
In the three and nine months ended September 30, 2016, net product sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $43.0 million and $143.9 million, respectively, which represented 12% and 13% of total net product sales, respectively. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past supply interruptions and our need to minimize or avoid additional supply interruptions due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. late in the third quarter of 2016 and also during October 2016, and we expect to experience another supply interruption in the fourth quarter of 2016. We expect that we will continue to experience inventory and supply challenges, which have resulted, and may continue to result, in further temporary disruptions in our ability to supply certain markets, including the U.S., from time to time. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised, physicians’ decisions to use Erwinaze may continue to be negatively impacted and our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. Our ability to successfully and sustainably maintain or grow sales of Erwinaze is also subject to a number of other risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
In the three and nine months ended September 30, 2016, net product sales of Defitelio/defibrotide represented 8% and 7% of our total net product sales, respectively. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA, for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
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
In furtherance of our growth strategy, we have made a significant investment in Vyxeos through the Celator Acquisition. Vyxeos is currently not approved as a marketed product in any jurisdiction. In September 2016, we initiated a rolling submission of an NDA to the FDA seeking marketing approval for Vyxeos. We expect to complete the NDA submission in the first quarter of 2017 and to make a regulatory submission for Vyxeos in Europe in the second half of 2017. Breakthrough Therapy designation has been granted for Vyxeos for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes. Breakthrough Therapy designation is a process designed to expedite the development and review of a drug that is intended to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints.
Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including:

•	our ability to successfully obtain marketing approval for Vyxeos in the U.S. and Europe;

•
risks associated with developing products based on the CombiPlex technology platform that we acquired in the Celator Acquisition, such as Vyxeos, the first injectable fixed ratio, drug delivery combination oncology product that the FDA would potentially be considering for approval;

•	our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar;

•	the need to establish pricing and reimbursement support for Vyxeos in the event we are able to obtain marketing approval for Vyxeos in the U.S. or in other countries;

•
the acceptance of Vyxeos in the U.S. and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

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
If we are unable to obtain regulatory approval for Vyxeos in the U.S. or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
For more information on risks and uncertainties relating to Erwinaze, Defitelio and Vyxeos, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
In addition to risks specifically related to Xyrem, Erwinaze, Defitelio and Vyxeos, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations. These risks and uncertainties include:

•	the challenges of protecting and enhancing our intellectual property rights;

•	the challenges of achieving and maintaining commercial success of our products;

•
delays or problems in the supply or manufacture of our products and product candidates, particularly with respect to certain products as to which we maintain limited inventories, and our dependence on single source suppliers for most of our products, product candidates and APIs;

•
the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the U.S. in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by government programs and third party payors;

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

•
the risks associated with business combination or product or product candidate acquisition transactions, including risks associated with the Celator Acquisition, such as the challenges inherent in the integration of acquired businesses with our historical business, the increase in geographic dispersion among our centers of operation and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions; and

•
possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, which have increased as a result of, among other things, the Celator Acquisition.

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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable, and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of September 30, 2016, five customers accounted for 90% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 71% of gross accounts receivable. As of December 31, 2015, five customers accounted for 90% of gross accounts receivable, including Express Scripts, which accounted for 69% of gross accounts receivable, and IDIS Limited, which accounted for 11% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. We commenced manufacturing of Xyrem in our Ireland facility in the third quarter of 2016.
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

Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Jazz Pharmaceuticals plc	$87,145	$87,960	$272,548	$246,774
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	60,437	61,435	60,692	61,145
Dilutive effect of employee equity incentive and purchase plans	1,207	1,719	1,291	1,927
Weighted-average ordinary shares used in per share calculation - diluted	61,644	63,154	61,983	63,072

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$1.44	$1.43	$4.49	$4.04
Diluted	$1.41	$1.39	$4.40	$3.91
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and nine months ended September 30, 2016 and 2015 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
1.875% exchangeable senior notes due 2021	2,878	2,878	2,878	2,878
Options to purchase ordinary shares and RSUs	2,851	1,644	2,688	1,517
Ordinary shares under ESPP	45	—	72	—
Recent Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, statutory tax withholding requirements, accounting for forfeitures and classification on the statement of cash flows. ASU No. 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
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

2. Business Combination, Asset Acquisitions and Equity Method Investment
Celator Acquisition
On May 27, 2016, we entered into a definitive merger agreement with Celator pursuant to which we made a cash tender offer of $30.25 per share for all of the outstanding shares of Celator’s common stock. As of the expiration of the offer period on July 12, 2016, 36,516,173 shares, which represented approximately 81% of Celator’s then outstanding common stock, were properly tendered and not withdrawn in the tender offer. The condition to the tender offer that more than 50% of Celator’s outstanding common stock be validly tendered and not withdrawn prior to the expiration of the tender offer was satisfied. In addition, notices of guaranteed delivery were delivered with respect to 2,016,237 additional shares representing approximately 4% of Celator’s outstanding common stock as of the expiration of the tender offer. On July 12, 2016, we completed the Celator Acquisition under the terms of the merger agreement, pursuant to which Celator became an indirect wholly owned subsidiary of Jazz Pharmaceuticals plc and each share of Celator common stock then outstanding (other than shares owned by us or Celator) was converted into the right to receive $30.25, the same price per share offered in the tender offer. The aggregate cash consideration for the Celator Acquisition was $1.5 billion.
On July 12, 2016, we entered into the amended credit agreement that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million remained outstanding as of September 30, 2016. Please see Note 7 for further information regarding the 2015 credit agreement and the amended credit agreement. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition.
Celator is an oncology-focused biopharmaceutical company that seeks to transform the science of combination therapy and develop products to improve patient outcomes in cancer. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos, an investigational product in development as a treatment for AML. In addition, the Celator Acquisition provided us with Celator’s proprietary technology platform, CombiPlex, which has the potential to enable the rational design and rapid evaluation of optimized combinations of additional anti-cancer drugs.
The Celator Acquisition was accounted for as a business combination using the acquisition method under which assets and liabilities of Celator were recorded at their respective estimated fair values as of the closing date of the Celator Acquisition and added to the assets and liabilities of Jazz Pharmaceuticals plc, including an amount for goodwill representing the difference between the acquisition consideration and the estimated fair value of the identifiable net assets. The results of operations of Celator and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the closing date of the Celator Acquisition.

During the three and nine months ended September 30, 2016, we incurred $7.8 million and $10.0 million, respectively, in acquisition-related costs related to the Celator Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2016, we did not recognize any revenues from the acquired Celator business. The portion of total expenses and net loss associated with the acquired Celator business was not separately identifiable due to the integration with our operations.
The preliminary fair values of assets acquired and liabilities assumed at the closing date of the Celator Acquisition are summarized below (in thousands):

Cash and cash equivalents	$26,137
Other receivables	386
Prepaid expenses and deposits	151
Property and equipment	767
Intangible assets	1,825,000
Goodwill	261,783
Other non-current assets	43
Accrued liabilities	(19,076)
Deferred tax liability, net, non-current	(565,609)
Other non-current liabilities	(1,002)
Total acquisition consideration - cash paid	$1,528,580
The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The areas of these preliminary estimates that are not yet finalized relate primarily to tax-related items.
Identifiable intangible assets acquired comprise in-process research and development, or IPR&D, which represents incomplete research and development projects at Celator related to Vyxeos. Management estimated the fair value of Vyxeos IPR&D to be approximately $1.8 billion. The fair value of acquired IPR&D was determined using the income approach, including the application of probability factors related to the likelihood of success of Vyxeos reaching final development and commercialization. This approach also took into consideration information and certain program-related documents and forecasts prepared by management. The fair value of acquired IPR&D was capitalized as of the closing date of the Celator Acquisition and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the closing date of the Celator Acquisition, this asset will not be amortized into earnings; instead, this asset will be subject to periodic impairment testing. Upon successful completion of the development process for an acquired IPR&D project, determination as to the useful life of the asset will be made. The asset would then be considered a finite-lived intangible asset and amortization of the asset into earnings would begin over the remaining estimated useful life of the asset.
The excess of the total acquisition consideration over the fair value amounts assigned to the assets acquired and the liabilities assumed represents the goodwill amount resulting from the Celator Acquisition. We believe that the factors that contributed to goodwill included the Celator workforce, which will complement our clinical experience in hematology/oncology and our expertise in reaching targeted physicians who treat serious medical conditions, and the deferred tax consequences of intangible assets recorded for financial statement purposes. We do not expect any portion of this goodwill to be deductible for tax purposes.
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents our combined historical results of operations with pro forma adjustments as if the Celator Acquisition had been completed on January 1, 2015. The primary pro forma adjustments include:

•
The exclusion of acquisition-related and integration expenses of $10.8 million and $13.0 million for the three and nine months ended September 30, 2016, respectively, and the inclusion of acquisition-related and integration expenses of $13.0 million for the nine months ended September 30, 2015.

•
An increase in interest expense of $0.1 million and $13.7 million for the three and nine months ended September 30, 2016, respectively, and $6.5 million and $19.4 million for the three and nine months ended September 30, 2015, respectively, incurred on additional borrowings made to partially fund the Celator Acquisition as if the borrowings had occurred on January 1, 2015.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$374,181	$341,008	$1,091,497	$985,229
Net income attributable to Jazz Pharmaceuticals plc	$94,137	$78,903	$261,452	$209,517
Net income attributable to Jazz Pharmaceuticals plc per ordinary share - basic	$1.56	$1.28	$4.31	$3.43
Net income attributable to Jazz Pharmaceuticals plc per ordinary share - diluted	$1.53	$1.25	$4.22	$3.32
Acquisition of Alizé Pharma II S.A.S.
In March 2016, we acquired all of the outstanding shares of Alizé Pharma II S.A.S., a privately held biotechnology company, for an upfront payment of $8.8 million.  In connection with the acquisition, we obtained intellectual property and know-how related to recombinant crisantaspase.  The transaction includes contingent regulatory milestone payments of up to €10 million.  The transaction was accounted for as an asset acquisition and the upfront payment was charged to acquired IPR&D expense upon closing of the transaction.
License and Option Agreement
In July 2016, we entered into an agreement with Pfenex Inc., or Pfenex, under which Pfenex granted us worldwide rights to develop and commercialize multiple early stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront and option payments totaling $15.0 million and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory and sales milestones.
Equity Method Investment
In May 2016, we committed to invest $25.0 million in Arrivo Bioventures LLC, or Arrivo, over a five-year period. The first installment of $5.0 million was invested in the nine months ended September 30, 2016. We account for our investment in Arrivo under the equity method of accounting. Our equity method investment is included within other non-current assets on the condensed consolidated balance sheet as of September 30, 2016. We record our share of losses in our equity method investment in the condensed consolidated statements of income.

3. Fair Value Measurement
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$211,567	$—	$—	$211,567	$211,567	$—
Time deposits	214,418	—	—	214,418	155,000	59,418
Totals	$425,985	$—	$—	$425,985	$366,567	$59,418

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$274,945	$—	$—	$274,945	$274,945	$—
Time deposits	713,840	—	—	713,840	713,840	—
Totals	$988,785	$—	$—	$988,785	$988,785	$—
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investments balance represents time deposits with original maturities of greater than three months.
The following table summarizes, by major security type, our available-for-sale securities as of September 30, 2016 and December 31, 2015 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2016		December 31, 2015
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$214,418	$214,418	$713,840	$713,840
As of September 30, 2016, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
There were no transfers between the different levels of the fair value hierarchy in 2016 or in 2015.
As of September 30, 2016, the estimated fair value of our 2021 Notes was approximately $585 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and revolving credit facilities were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).

4. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,357	$2,608
Work in process	20,666	11,836
Finished goods	9,328	5,007
Total inventories	$32,351	$19,451

5. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$657,139
Goodwill arising from the Celator Acquisition	261,783
Foreign exchange	9,071
Balance at September 30, 2016	$927,993
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2016				December 31, 2015
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.6	$1,542,813	$(400,343)	$1,142,470	$1,321,324	$(324,044)	$997,280
Manufacturing contracts	1.3	12,001	(8,073)	3,928	11,697	(5,676)	6,021
Trademarks	—	2,890	(2,890)	—	2,882	(2,882)	—
Total finite-lived intangible assets		1,557,704	(411,306)	1,146,398	1,335,903	(332,602)	1,003,301
Acquired IPR&D assets		1,964,041	—	1,964,041	182,305	—	182,305
Total intangible assets		$3,521,745	$(411,306)	$3,110,439	$1,518,208	$(332,602)	$1,185,606
The increase in the gross carrying amount of intangible assets as of September 30, 2016 compared to December 31, 2015 reflects the acquisition of the Vyxeos IPR&D asset in the Celator Acquisition, as described in Note 2, and the capitalization of a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals Inc. that was triggered by the FDA approval of Defitelio on March 30, 2016. Additionally, after receiving FDA approval of Defitelio, we reclassified $48.4 million of acquired IPR&D from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. The Defitelio acquired developed technology asset will be amortized over its estimated useful life of 14 years. The increase in the gross carrying amount was also due to the positive impact of foreign currency translation adjustments due to the strengthening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remaining)	$26,671
2017	106,683
2018	103,805
2019	103,582
2020	102,381
Thereafter	703,276
Total	$1,146,398

6. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and buildings	$45,946	$1,775
Construction-in-progress	25,571	63,008
Manufacturing equipment and machinery	18,234	5,828
Computer software	17,198	15,797
Computer equipment	10,597	10,963
Leasehold improvements	9,245	9,301
Furniture and fixtures	2,770	2,580
Subtotal	129,561	109,252
Less accumulated depreciation and amortization	(29,663)	(23,680)
Property and equipment, net	$99,898	$85,572

The decrease in construction-in-progress, or CIP, from December 31, 2015 to September 30, 2016 is primarily due to the reclassification of building and equipment costs related to our Ireland manufacturing and development facility from CIP to the appropriate property and equipment category on the balance sheet following FDA approval of the facility in June 2016.
Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Rebates and other sales deductions	$71,472	$67,454
Employee compensation and benefits	39,768	35,595
Royalties	6,791	4,211
Clinical trial accruals	6,310	1,601
Sales returns reserve	5,010	6,110
Inventory-related accruals	4,746	1,017
Professional fees	4,615	3,038
Accrued interest	2,607	4,043
Accrued construction-in-progress	929	1,637
Contract claim settlement	—	18,000
Other	30,170	21,364
Total accrued liabilities	$172,418	$164,070

7. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2016	December 31, 2015
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(105,829)	(119,467)
1.875% exchangeable senior notes due 2021, net	469,171	455,533
Borrowings under revolving credit facility	1,000,000	—
Term loan	714,302	732,398
Other borrowings	—	513
Total debt	2,183,473	1,188,444
Less current portion	36,094	37,587
Total long-term debt	$2,147,379	$1,150,857
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
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into the amended credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of September 30, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. Please see Note 2 for additional information regarding the Celator Acquisition.
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
Principal repayments of the term loan, which are due quarterly, will begin in December 2016 and are equal to 5.0% per annum of the principal amount outstanding on July 12, 2016 of $721.9 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of September 30, 2016, and are currently, in compliance with these financial covenants.
In connection with our entry into the amended credit agreement, we recorded a loss on extinguishment and modification of debt of $0.6 million primarily related to new third party fees associated with modified debt.
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
As of September 30, 2016, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2016 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2016 (remainder)	$9,023
2017	36,094
2018	40,606
2019	58,652
2020	76,699
Thereafter	2,075,801
Total	$2,296,875

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2016 and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating and facility leases as of September 30, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016 (remainder)	$3,457
2017	15,465
2018	11,901
2019	10,375
2020	9,606
Thereafter	78,037
Total	$128,841
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of September 30, 2016, we recorded project construction costs of $19.6 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. In the three and nine months ended September 30, 2016, we recorded rent expense associated with the ground lease of $0.5 million and $1.4 million, respectively, in our condensed consolidated statements of income.
In August 2016, we entered into an operating lease agreement for office space in Dublin, Ireland for a term of 20 years, with an option to terminate at the end of eight years with no less than one year’s prior written notice and the payment of a termination fee, and a further option to terminate at the end of 15 years with no less than one year’s prior written notice.  We are obligated to make minimum lease payments totaling $20.8 million in connection with this lease.
As of September 30, 2016, we had $23.1 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
On August 12, 2016, we filed a lawsuit against Roxane in the District Court alleging that an additional later-issued distribution patent is or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe that patent. In September 2016, Roxane moved to dismiss the lawsuit. This motion is pending.
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
On October 30, 2014, we received a notice of Paragraph IV Certification from Watson Laboratories, Inc., or Watson, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Watson moved to dismiss the portion of the case based on our Orange

Book‑listed patents covering the distribution system for Xyrem on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Watson’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents.
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

We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed label or REMS that omits the portions of the Xyrem label and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). We cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the Citizen Petition, the effect of any such response or action on the ongoing patent litigation referenced above, whether the FDA will ultimately require any proposed generic form of Xyrem to include the relevant safety information in its label or REMS or whether we will be successful in maintaining the validity of the applicable patents and protecting the patents from infringement. However, if the FDA responds to our Citizen Petition by concluding that a proposed label or REMS for generic version of Xyrem does not need to include the portion of the Xyrem label relating to co-administration with divalproex sodium, it could potentially be easier for ANDA applicants to avoid infringement of our applicable patents. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding regarding settlement of these actions. The memorandum of understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, confirmatory discovery, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
We have not previously submitted pricing data for two radiopharmaceutical products, Quadramet® (samarium sm 153 lexidronam injection) and ProstaScint® (capromab pendetide), for Medicaid and the Public Health Service’s 340B drug pricing program, or 340B program.  We engaged in interactions with the Centers for Medicare and Medicaid Services, or CMS, and a trade group, the Council on Radionuclides and Radiopharmaceuticals, or CORAR, regarding the reporting of Medicaid pricing data and paying Medicaid rebates for radiopharmaceutical products. In addition to the discussions with CMS as part of CORAR, we have had separate discussions with CMS directly regarding Quadramet. We sold Quadramet to a third party in

December 2013, but we retained any liabilities related to sales of the product during prior periods. Similarly, we sold ProstaScint to a third party in May 2015, but we retained any liabilities related to sales of the product during prior periods. We are currently unable to predict whether price reporting and rebates will be required for Quadramet and ProstaScint for some or all of the period during which we were responsible for sales of these products.  The initiation of any reporting of Medicaid pricing data for Quadramet or ProstaScint could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a potential contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results.
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

9. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2016 and 2015, respectively (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2016	$1,598,646
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	17,951
Employee withholding taxes related to share-based awards	(20,595)
Share-based compensation	75,176
Shares repurchased	(259,819)
Other comprehensive income	32,096
Net income	272,548
Shareholders' equity at September 30, 2016	$1,716,003

	Attributable to:
	Jazz Pharmaceuticals plc	Noncontrolling interests	Total Shareholders' Equity
Shareholders' equity at January 1, 2015	$1,371,144	$64	$1,371,208
Acquisition of noncontrolling interests	(5)	(55)	(60)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	34,025	—	34,025
Employee withholding taxes related to share-based awards	(25,402)	—	(25,402)
Share-based compensation	67,729	—	67,729
Tax benefit from employee share options	(320)	—	(320)
Shares repurchased	(21,302)	—	(21,302)
Other comprehensive income (loss)	(109,180)	6	(109,174)
Net income (loss)	246,774	(1)	246,773
Shareholders' equity at September 30, 2015	$1,563,463	$14	$1,563,477
Share Repurchase Program
In November 2015, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In the nine months ended September 30, 2016, we spent a total of $259.8 million to purchase 2.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $125.65 per share. All ordinary shares repurchased by us were canceled. As of September 30, 2016, we completed repurchases under this share repurchase program, and no authorized amounts remained under this program.
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(267,472)	$(267,472)
Other comprehensive income	32,096	32,096
Balance at September 30, 2016	$(235,376)	$(235,376)
During the nine months ended September 30, 2016, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Xyrem	$285,907	$242,899	$816,412	$703,435
Erwinaze/Erwinase	42,986	56,317	143,907	152,821
Defitelio/defibrotide	28,137	19,639	79,280	52,259
Prialt® (ziconotide) intrathecal infusion	8,783	6,042	23,065	19,944
Psychiatry	3,875	9,910	14,744	28,375
Other	1,933	3,947	7,239	21,061
Product sales, net	371,621	338,754	1,084,647	977,895
Royalties and contract revenues	2,560	2,118	6,705	6,027
Total revenues	$374,181	$340,872	$1,091,352	$983,922
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$339,825	$305,585	$991,557	$877,397
Europe	25,788	26,076	79,557	82,837
All other	8,568	9,211	20,238	23,688
Total revenues	$374,181	$340,872	$1,091,352	$983,922

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Express Scripts	76%	71%	75%	71%
McKesson Corporation and affiliates	13%	14%	14%	5%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	September 30, 2016	December 31, 2015
Ireland	$63,388	$62,795
United States	27,587	12,794
Italy	7,181	7,928
Other	1,742	2,055
Total long-lived assets	$99,898	$85,572

11. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative	$19,511	$19,542	$60,664	$54,843
Research and development	4,056	2,786	10,867	10,137
Cost of product sales	1,307	786	2,959	2,253
Total share-based compensation expense, pre-tax	24,874	23,114	74,490	67,233
Tax benefit from share-based compensation expense	(7,255)	(6,658)	(21,413)	(19,722)
Total share-based compensation expense, net of tax	$17,619	$16,456	$53,077	$47,511
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares underlying options granted (in thousands)	147	106	1,247	1,056
Grant date fair value	$42.89	$60.34	$40.85	$57.85
Black-Scholes option pricing model assumption information:
Volatility	37%	40%	39%	39%
Expected term (years)	4.2	4.2	4.2	4.2
Range of risk-free rates	0.8-1.0%	1.3-1.4%	0.8-1.5%	1.1-1.4%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RSUs granted (in thousands)	59	40	495	406
Grant date fair value	$138.55	$179.10	$126.80	$175.22
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of September 30, 2016, compensation cost not yet recognized related to unvested share options and RSUs was $80.3 million and $93.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.5 years, respectively.

12. Restructuring
In the nine months ended September 30, 2016, we recorded severance costs of $1.5 million for terminated employees in connection with the reorganization of our operations, primarily in France and Italy. These one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits and included within cost of product sales and selling, general and administrative expenses in our condensed consolidated statements of income. As of September 30, 2016, we had incurred total termination benefit costs of $2.6 million in connection with these reorganizations. We do not expect to incur any additional material one-time termination benefit costs relating to these restructuring activities in 2016.
The following table summarizes the amounts related to restructuring through September 30, 2016 (in thousands):

Termination Benefits
Balance at December 31, 2015	$1,105
Expense	1,520
Payments	(2,305)
Balance at September 30, 2016	$320
The balances as of September 30, 2016 and December 31, 2015 were included within accrued liabilities in our condensed consolidated balance sheets.

13. Income Taxes
Our income tax provision was $29.1 million and $108.5 million in the three and nine months ended September 30, 2016, respectively, compared to $29.9 million and $92.7 million for the same periods in 2015. The effective tax rates were 25.0% and 28.5% in the three and nine months ended September 30, 2016, respectively, compared to 25.4% and 27.3% for the same periods in 2015. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to changes in income mix among the various jurisdictions in which we operate, partially offset by a decrease in originating tax credits. The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. The effective tax rates for the three and nine months ended September 30, 2016 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
The increase in our net deferred tax liability from December 31, 2015 to September 30, 2016 was primarily due to the Celator Acquisition, as described in Note 2. We maintain a valuation allowance against certain foreign and U.S. state deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013 and by the Italian tax authorities for the year ended December 31, 2014. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $42.9 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at September 30, 2016. We disagree with the proposed assessment and intend to contest it vigorously.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this Quarterly Report on Form 10‑Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
In the three and nine months ended September 30, 2016, our total net product sales increased by 10% and 11%, respectively, compared to the same period in 2015, primarily due to an increase in Xyrem product sales. We expect total net product sales to increase in 2016 over 2015, primarily due to anticipated growth in sales of Xyrem and Defitelio. For additional information regarding our net product sales, see “—Results of Operations.”
On July 12, 2016, we completed the acquisition of Celator Pharmaceuticals, Inc., or Celator, which acquisition we refer to in this report as the Celator Acquisition. The aggregate consideration for the Celator Acquisition was approximately $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to VyxeosTM, an investigational product in development as a treatment for acute myeloid leukemia, or AML. In September 2016, we initiated a rolling submission of a new drug application, or NDA, to the FDA seeking marketing approval for Vyxeos. We expect to complete the NDA submission in the first quarter of 2017. In addition, the Celator Acquisition provided us with Celator’s proprietary technology platform, CombiPlex®, which has the potential to enable the rational design and rapid evaluation of optimized combinations of additional anti-cancer drugs.
On July 12, 2016, we entered into an amendment to our existing 2015 credit agreement, or the amended credit agreement, that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million principal amount remained outstanding as of September 30, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the

Celator Acquisition. The maturity date of both our revolving credit facility and term loan facility was extended from June 2020 to July 2021.
In June 2016, we received FDA approval of our manufacturing and development facility in Ireland. We are using this facility for the manufacture of Xyrem, and in September 2016, we manufactured and shipped our first commercial batch of Xyrem from this facility. We plan to also manufacture development-stage products at this facility.
During the nine months ended September 30, 2016, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	Excessive sleepiness, or ES, in obstructive sleep apnea, or OSA	Patient enrollment in two Phase 3 trials completed in third quarter of 2016; expect preliminary data in first quarter of 2017; subject to results, expect to submit an NDA to the FDA in late 2017
JZP-110	ES in narcolepsy	Expect to complete patient enrollment in Phase 3 trial in fourth quarter of 2016; expect preliminary data in second quarter of 2017; subject to results, expect to submit an NDA to the FDA in late 2017
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy
Enrollment for Phase 3 trial completed in fourth quarter of 2016; subject to results of trial, expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in late 2017

JZP-507	EDS and cataplexy in narcolepsy	Expect to complete pivotal bioequivalence, or BE, study in 2017; subject to results of study, expect to submit an NDA to the FDA in early 2018
JZP-258	EDS and cataplexy in narcolepsy	Expect to initiate Phase 3 trial in the EU and U.S. by early 2017
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	High-risk (secondary) AML	Initiated a rolling submission of an NDA to the FDA in third quarter of 2016; expect to complete the NDA submission in first quarter of 2017
Defibrotide	Prevention of VOD in high-risk patients following HSCT	Activated clinical sites in Phase 3 trial in third quarter of 2016
In the sleep area, we have ongoing and planned development programs for Xyrem and certain other product candidates.

•	JZP-110.
Phase 3 Clinical Trials. JZP-110 is a late-stage investigational compound being developed for potential treatment of ES in patients with narcolepsy and ES in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We initiated patient enrollment in our Phase 3 clinical program in the second quarter of 2015. We are conducting one Phase 3 clinical trial in patients with ES associated with narcolepsy and two Phase 3 clinical trials in patients with ES associated with OSA. In the third quarter of 2016, we completed enrollment in the two Phase 3 clinical trials in patients with ES associated with OSA, and we expect to complete enrollment in the Phase 3 clinical trial in patients with ES associated with narcolepsy in the fourth quarter of 2016. Approximately 800 patients are expected to be enrolled in these three trials in the aggregate. We are expecting preliminary data from the trials in patients with ES associated with OSA in the first quarter of 2017 and from the trial in patients with ES associated with narcolepsy in the second quarter of 2017. Subject to the results of these trials, we anticipate submitting an NDA to the FDA in late 2017. In addition, we expect to enroll approximately 600 patients from our Phase 2 and Phase 3 clinical trials in an open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110.
Other Activities. We are also exploring additional potential indications for JZP-110.

•	Xyrem.
Phase 3 Clinical Trial of Xyrem in Children and Adolescents. While in many patients narcolepsy can begin during childhood and adolescence, there is limited information on the treatment of pediatric narcolepsy patients with Xyrem. We have worked with the FDA and several leading specialists to design a clinical trial to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. In the fourth quarter of 2014, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. We completed enrollment in this trial in the fourth quarter of 2016 and, subject to the results of the trial, anticipate submitting an sNDA and pediatric written request report to the FDA in late 2017.
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

•	JZP-507.
JZP-507 is an investigational drug candidate that in a pilot study has demonstrated bioequivalence to Xyrem with a 50% reduction in sodium content compared to Xyrem. We are investigating JZP-507 for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We believe that JZP-507 would offer a meaningful clinical benefit to patients compared to Xyrem. We plan to run a pivotal BE study of JZP-507 in 2017, subject to the results of which we anticipate submitting an NDA to the FDA in early 2018.

•	JZP-258.
JZP-258 is an oxybate-related product candidate that contains 90% less sodium than Xyrem, which is being developed for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We believe that JZP-258 would offer a meaningful clinical benefit to patients compared to Xyrem. We are planning to initiate a Phase 3 clinical trial for JZP-258 in the EU and U.S. by early 2017.
In the hematology and oncology area, we also have ongoing and planned development activities.

•
Erwinaze. We are pursuing activities related to the potential development of an effective and well-tolerated long-acting recombinant crisantaspase that could offer meaningful clinical benefits compared to Erwinaze. We are also assessing the potential to pursue regulatory approval of Erwinaze in additional countries.

•
Vyxeos. Celator completed a Phase 3 clinical trial in high-risk (secondary) AML. Vyxeos is currently not approved as a marketed product in any jurisdiction. We initiated a rolling submission of an NDA for Vyxeos to the FDA in the third quarter of 2016. We expect to complete the NDA submission in the first quarter of 2017 and to make a regulatory submission for Vyxeos in Europe in the second half of 2017. FDA Breakthrough Therapy designation has been granted for Vyxeos for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes. Breakthrough Therapy designation is a process designed to expedite the development and review of a drug that is intended to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. We are also assessing the potential for approval of Vyxeos in other countries and for development of Vyxeos in indications in addition to the treatment of high risk (secondary) AML.

•	Defibrotide.
Planned Phase 3 Clinical Trial. We activated clinical sites in a Phase 3 clinical trial to evaluate the safety and efficacy of defibrotide for the prevention of VOD in high-risk patients following HSCT in the third quarter of 2016.
Other Activities. We plan to pursue regulatory approval of defibrotide in additional countries and are also exploring additional potential indications for defibrotide.
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
Xyrem. Our financial results remain significantly influenced by sales of Xyrem, which accounted for 77% and 75% of our total net product sales in the three and nine months ended September 30, 2016, respectively, and 73% of our net product sales in the year ended December 31, 2015. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on the lifecycle management of Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q. In particular, seven companies have sent us notices that they have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We have filed lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation (other than our lawsuit filed in August 2016) against the first ANDA filer, Roxane Laboratories, Inc., or Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017.  We cannot predict the timing or outcome of this or the other ANDA litigation proceedings. Certain ANDA filers have also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10‑Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. We expect that the approval of an ANDA that results in the launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Approval of an ANDA with respect to a generic version of Xyrem will require a risk evaluation and mitigation strategy, or REMS, which may be either a single shared REMS with Xyrem or a separate REMS with differing but comparable aspects of elements to assure safe use, or ETASU, to those in the approved Xyrem REMS. We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we have been seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will resume or whether we will develop a single shared REMS with the ANDA applicants. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, if we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable or if a generic competitor otherwise successfully petitions the FDA for a waiver of the shared REMS requirement, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, the Federal Trade Commission, or FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the Federal Food, Drug and Cosmetic Act, or FDCA) or have engaged in other anticompetitive practices.
In August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system (particularly if the FDA ultimately approves a separate REMS for any of the ANDA filers that differs in some aspects from the Xyrem REMS), or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for ANDA applicants to obtain FDA approval of their ANDAs, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future generic competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. Moreover, a distribution system that is less restrictive than the Xyrem REMS may increase the risks associated with sodium oxybate distribution, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem, or differentiate between the different REMS programs. Any negative outcomes, including but not limited to negative publicity, caused by or otherwise related to a separate REMS could have a significant negative impact in terms of product liability, goodwill, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem revenues.
Obtaining and maintaining appropriate reimbursement for Xyrem in the U.S. is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and prescription drug pricing, pricing pressure from third party payors and increasingly restrictive reimbursement conditions being imposed by third party payors. In this regard, we have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other pricing terms for Xyrem. Any such restrictive pricing terms or additional reimbursement conditions could have a material adverse effect on our Xyrem revenues. In addition, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. We expect that healthcare policies and reforms intended to curb healthcare costs will continue to be proposed, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products. Also, price increases on Xyrem and our other products, and negative publicity regarding pricing and price increases generally, whether with respect to our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of Xyrem and our other products.
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 12% and 13% of our total net product sales in the three and nine months ended September 30, 2016, respectively, and 15% in the year ended December 31, 2015. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past supply interruptions and our need to minimize or avoid additional supply interruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. late in the third quarter of 2016 and also during October 2016, and we expect to experience another supply interruption in the fourth quarter of 2016. We expect that we will continue to experience inventory and supply challenges, which have resulted, and may continue to result, in further temporary disruptions in our ability to supply certain markets, including the U.S., from time to time. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised, physicians’ decisions to use Erwinaze may continue to be negatively impacted and our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. Our ability to successfully and sustainably maintain or grow sales of Erwinaze is also subject to a number of other risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Defitelio. Sales of Defitelio accounted for 8% and 7% of our total net product sales in the three and nine months ended September 30, 2016, respectively, and 5% in the year ended December 31, 2015. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
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

•	our ability to successfully obtain marketing approval for Vyxeos in the U.S. and Europe;

•
risks associated with developing products based on the CombiPlex technology platform that we acquired in the Celator Acquisition, such as Vyxeos, the first injectable fixed ratio, drug delivery combination oncology product that the FDA would potentially be considering for approval;

•	our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar;

•	the need to establish pricing and reimbursement support for Vyxeos in the event we are able to obtain marketing approval for Vyxeos in the U.S. or in other countries;

•
the acceptance of Vyxeos in the U.S. and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

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
If we are unable to obtain regulatory approval for Vyxeos in the U.S. or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

For more information on risks and uncertainties relating to Erwinaze, Defitelio and Vyxeos, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
In addition to risks specifically related to Xyrem, Erwinaze, Defitelio and Vyxeos, other key challenges and risks that we face include risks and uncertainties related to:

•	the challenges of protecting and enhancing our intellectual property rights;

•	the challenges of achieving and maintaining commercial success of our products;

•
delays or problems in the supply or manufacture of our products and product candidates, particularly with respect to certain products as to which we maintain limited inventories, and our dependence on single source suppliers for most of our products, product candidates and APIs;

•
the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the U.S. in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by government programs and third party payors;

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

•
the risks associated with business combination or product or product candidate acquisition transactions, including risks associated with the Celator Acquisition, such as the challenges inherent in the integration of acquired businesses with our historical business, the increase in geographic dispersion among our centers of operation and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions; and

•
possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations, as a result of, among other things, the Celator Acquisition.

Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2016 (1)	2015	(Decrease)	2016 (1)	2015	(Decrease)
Product sales, net	$371,621	$338,754	10%	$1,084,647	$977,895	11%
Royalties and contract revenues	2,560	2,118	21%	6,705	6,027	11%
Cost of product sales (excluding amortization of intangible assets)	24,311	28,385	(14%)	71,730	78,496	(9)%
Selling, general and administrative	124,368	104,044	20%	375,751	323,564	16%
Research and development	47,796	50,784	(6%)	118,139	105,798	12%
Acquired in-process research and development	15,000	—	N/A(2)	23,750	—	N/A(2)
Intangible asset amortization	26,453	26,127	1%	75,832	74,472	2%
Interest expense, net	18,498	12,650	46%	42,811	44,707	(4)%
Foreign currency loss	749	977	(23)%	1,568	646	143%
Loss on extinguishment and modification of debt	638	—	N/A(2)	638	16,815	(96%)
Income tax provision	29,120	29,945	(3%)	108,482	92,651	17%
Equity in loss of investee, net of tax	103	—	N/A(2)	103	—	N/A(2)
Net loss attributable to noncontrolling interests, net of tax	—	—	N/A(2)	—	1	N/A(2)
_____________________________

(1)	Our financial results include the financial results of the historical Celator business since the closing of the Celator Acquisition on July 12, 2016.

(2)	Comparison to prior period not meaningful.
Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Xyrem	$285,907	$242,899	18%	$816,412	$703,435	16%
Erwinaze/Erwinase	42,986	56,317	(24%)	143,907	152,821	(6%)
Defitelio/defibrotide	28,137	19,639	43%	79,280	52,259	52%
Prialt® (ziconotide) intrathecal infusion	8,783	6,042	45%	23,065	19,944	16%
Psychiatry	3,875	9,910	(61)%	14,744	28,375	(48)%
Other	1,933	3,947	(51)%	7,239	21,061	(66)%
Product sales, net	371,621	338,754	10%	1,084,647	977,895	11%
Royalties and contract revenues	2,560	2,118	21%	6,705	6,027	11%
Total revenues	$374,181	$340,872	10%	$1,091,352	$983,922	11%
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  A price increase was instituted in February 2016. Xyrem product sales volume increased by 9% and 6% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The sales volume increase was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who have restarted Xyrem therapy and active patients who remained on Xyrem therapy. Erwinaze product sales decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to a decrease in sales volume, partially offset by price increases instituted in January 2016 and July 2015. The Erwinaze sales volume decrease was primarily driven by the negative impact of continuing supply challenges that disrupted our ability to supply certain markets. We experienced supply interruptions of Erwinaze in the U.S. in the third quarter of 2016. Defitelio/defibrotide product sales increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to the launch of Defitelio in the U.S. in April 2016 and higher net sales outside the U.S primarily due to higher sales volume. Prialt product sales increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to an increase in sales volume. Psychiatry product sales decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to generic competition. Other sales decreased in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to our sale in March 2015 of certain products and the related business that we acquired as part of our acquisition of EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition. We expect total product sales will increase in 2016 over 2015, primarily due to anticipated growth in sales of Xyrem and Defitelio, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015. We expect royalties and contract revenues in 2016 to increase slightly compared to 2015, primarily due to higher royalties on our out-licensed products.

Cost of Product Sales
Cost of product sales decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to a change in product mix, partially offset by an increase in net product sales. Gross margin as a percentage of net product sales was 93.5% and 93.4% in the three and nine months ended September 30, 2016 compared to 91.6% and 92.0% for the same periods in 2015. The increase in our gross margin percentage in the three and nine months ended September 30, 2016 was primarily due to a change in product mix. Cost of product sales is not expected to change materially in 2016 compared to 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to transaction and integration-related costs incurred in relation to the Celator Acquisition of $10.3 million, an increase in compensation-related expenses of $5.7 million driven by higher headcount and an increase in other expenses related to the expansion and support of our business. Selling, general and administrative expenses increased in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase in compensation-related expenses of $19.9 million driven by higher headcount, transaction and integration-related costs incurred in relation to the Celator Acquisition of $12.3 million, an increase in legal fees and expenses, expenses related to the launch of Defitelio in the U.S., and an increase in other expenses related to the expansion and support of our business. We expect selling, general and administrative expenses in 2016 to increase compared to 2015, primarily due to an increase in compensation-related expenses driven by higher headcount, transaction and integration-related costs in relation to the Celator Acquisition, an increase in legal fees and expenses, the launch of Defitelio in the U.S., the preparation for the potential commercial launch of Vyxeos, an increase in expenses related to Xyrem REMS and pharmacy services and other expenses related to the expansion and support of our business.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Clinical studies and outside services	$31,040	$15,732	$74,898	$47,045
Personnel expenses	12,957	8,437	34,184	28,291
Milestone	—	25,000	—	25,000
Other	3,799	1,615	9,057	5,462
Total	$47,796	$50,784	$118,139	$105,798
Research and development expenses decreased by $3.0 million in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a $25.0 million milestone expense that was triggered by the acceptance for filing by the FDA of our NDA for defibrotide for VOD in September 2015, partially offset by increased clinical studies and outside services costs driven primarily by higher costs incurred to develop our sleep and hematology/oncology product candidates and regulatory costs related to our rolling NDA submission for Vyxeos. Research and development expenses increased by $12.3 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to increased clinical studies and outside services costs driven primarily by costs related to three Phase 3 clinical trials for JZP-110 and development of other sleep product candidates, offset by the aforementioned $25.0 million milestone expense in 2015.
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
Acquired In-Process Research and Development
Acquired IPR&D expense in the three months ended September 30, 2016 was related to upfront and option payments made to Pfenex Inc., or Pfenex, under an agreement whereby Pfenex granted us worldwide rights to develop and commercialize multiple early stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate. Acquired IPR&D expense in the nine months ended September 30, 2016 comprised the upfront and option payments of $15.0 million made to Pfenex and a payment of $8.8 million in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase.
Intangible Asset Amortization
Intangible asset amortization increased slightly in the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to the commencement of amortization of the Defitelio U.S. intangible asset upon FDA approval in March 2016, partially offset by the cessation of amortization of certain intangible assets that were fully amortized in 2015 and the impact of foreign exchange rates on euro-denominated assets. Intangible asset amortization is not expected to change materially in 2016 compared to 2015.
Interest Expense, Net
On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion, of which $1.0 billion was drawn to partially fund the Celator Acquisition, and a $750.0 million term loan facility, of which $721.9 million principal amount remained outstanding as of September 30, 2016. Interest expense, net increased by $5.8 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the increase in our average debt balance and increased interest rates on borrowings under the amended credit agreement as compared to the 2015 credit agreement. Interest expense, net decreased by $1.9 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to higher interest income in the 2016 period. We expect interest expense will be higher in 2016 compared to 2015 primarily due to the increase in our average debt balance.
Foreign Currency Loss
The foreign currency loss in the three and nine months ended September 30, 2016 primarily related to the translation of euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.

Loss on Extinguishment and Modification of Debt
In the three and nine months ended September 30, 2016, we recorded a loss of $0.6 million in connection with our entry into the amended credit agreement in July 2016, which was primarily comprised of new third party fees associated with the modified debt. In the nine months ended September 30, 2015, we recorded a loss of $16.8 million in connection with a refinancing of our term loan and revolving credit facilities in June 2015, which was comprised of $16.0 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $0.8 million related to new third party fees associated with the modification of existing debt.
Income Tax Provision
Our income tax provision was $29.1 million and $108.5 million in the three and nine months ended September 30, 2016, respectively, compared to $29.9 million and $92.7 million for the same periods in 2015. The effective tax rates were 25.0% and 28.5% for the three and nine months ended September 30, 2016, respectively, compared to 25.4% and 27.3% in the same periods in 2015. The decrease in the effective tax rate for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to changes in income mix among the various jurisdictions in which we operate, partially offset by a decrease in originating tax credits. The increase in the effective tax rate for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. The effective tax rates for the three and nine months ended September 30, 2016 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity.

Liquidity and Capital Resources
As of September 30, 2016, we had cash, cash equivalents and investments of $426.0 million, borrowing availability under our revolving credit facility of $249.5 million and long-term debt of $2.3 billion. Our long-term debt included $1.0 billion in outstanding borrowings under our revolving credit facility, $721.9 million aggregate principal amount term loan and $575.0 million principal amount of the 2021 Notes. We generated cash flows from operations of $409.8 million during the nine months ended September 30, 2016, and we expect to continue to generate positive cash flows from operations during 2016.
On July 12, 2016, we completed the Celator Acquisition. The aggregate cost to us of the Celator Acquisition was approximately $1.5 billion. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of September 30, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10‑Q under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected,” “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2015, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In the nine months ended September 30, 2016, we spent a total of $259.8 million to purchase 2.1 million of our ordinary shares under this share repurchase program at an average total purchase price, including commissions, of $125.65 per share. All ordinary shares repurchased by us were canceled. As of September 30, 2016, we completed repurchases under this share repurchase program, and no authorized amounts remained under this program.
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$409,841	$412,202
Net cash provided by (used in) investing activities	(1,747,441)	1,112
Net cash provided by (used in) financing activities	713,032	(90,462)
Effect of exchange rates on cash and cash equivalents	2,350	(8,035)
Net increase (decrease) in cash and cash equivalents	$(622,218)	$314,817
Net cash provided by operating activities of $409.8 million for the nine months ended September 30, 2016 related to net income of $272.5 million, adjusted for non-cash items of $186.1 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by $48.8 million of net cash outflow related to changes in operating assets and liabilities. Net cash provided by operating activities of $412.2 million for the nine months ended September 30, 2015 related to net income of $246.8 million, adjusted for non-cash items of $158.3 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $7.2 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2016 primarily related to the Celator Acquisition for $1.5 billion, a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals Inc. that was triggered by the FDA approval of Defitelio on March 30, 2016, purchase of investments of $64.7 million and upfront and option payments of $23.8 million to acquire IPR&D. Net cash provided by investing activities for the nine months ended September 30, 2015 primarily related to net proceeds of $33.7 million from the sale of certain products that we originally acquired as part of the EUSA Acquisition, partially offset by purchases of property and equipment of $32.6 million primarily related to the construction of a manufacturing and development facility in Ireland.
Net cash provided by financing activities for the nine months ended September 30, 2016 primarily related to net proceeds from issuance of debt of $994.8 million and proceeds of $18.0 million from employee equity incentive and purchase plans, partially offset by $259.8 million used to repurchase our ordinary shares under our share repurchase program, payment of employee withholding taxes of $20.6 million related to share-based awards and repayments of long-term debt of $19.3 million. Net cash used in financing activities for the nine months ended September 30, 2015 primarily related to the repayment of $896.4 million for the principal amount outstanding of term loans under the previous credit agreement, repayment of $80.0 million of borrowings under the revolving credit facility, payment of employee withholding taxes of $25.4 million related to share-based awards and $21.3 million used to repurchase our ordinary shares under our prior share repurchase program, offset by borrowings totaling $899.0 million under the 2015 credit agreement and proceeds of $34.0 million from employee equity incentive and purchase plans.
Credit Agreement
On June 18, 2015, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into the 2015 credit agreement that provided for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing and subsequently repaid. We used the proceeds from initial borrowings under the 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the previous credit agreement, and to pay related fees and expenses. The previous credit agreement was terminated upon repayment of the term loans outstanding thereunder.
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of September 30, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
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
Principal repayments of the term loan, which are due quarterly, begin in December 2016 and are equal to 5.0% per annum of the principal amount outstanding on July 12, 2016 of $721.9 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of September 30, 2016, and are currently, in compliance with these financial covenants.
Exchangeable Senior Notes
In August 2014, Jazz Pharmaceuticals plc, through our wholly owned finance subsidiary Jazz Investments I Limited, completed a private placement of $575.0 million principal amount of the 2021 Notes. The 2021 Notes are the senior unsecured obligations of Jazz Investments I Limited and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2021 Notes. The 2021 Notes mature on August 15, 2021, unless earlier exchanged, repurchased or redeemed.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$721,875	$36,094	$90,234	$595,547	$—
Term loan - interest (2)	75,990	18,129	33,314	24,547	—
2021 Notes - principal	575,000	—	—	575,000	—
2021 Notes - interest (3)	53,907	10,781	21,563	21,563	—
Revolving credit facility - principal	1,000,000	—	—	1,000,000	—
Revolving credit facility - interest (2)	123,323	26,791	51,064	45,468	—
Revolving credit facility - commitment fee (4)	4,233	885	1,771	1,577	—
Commitment to investee (5)	20,000	5,000	10,000	5,000	—
Purchase obligations (6)	24,481	23,121	410	452	498
Operating and facility lease obligations (7)	128,841	14,317	24,423	19,240	70,861
Total	$2,727,650	$135,118	$232,779	$2,288,394	$71,359
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In July 2016, we entered into an agreement with Pfenex under which Pfenex granted us worldwide rights to develop and commercialize multiple early stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront and option payments totaling $15 million and may be eligible to receive additional payments of up to $166 million based on the achievement of development, regulatory, and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $257 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest was calculated based on the interest rates in effect as of September 30, 2016. The interest rate for our term loan and revolving credit facility borrowings was 2.52% at September 30, 2016.

(3)	We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of September 30, 2016 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.35% and assumed undrawn amounts of $249.5 million as of September 30, 2016 to estimate commitment fees owed. Undrawn borrowing capacity as of September 30, 2016 does not include an amount of $0.5 million committed under an outstanding letter of credit.

(5)
We committed to invest $25.0 million in Arrivo Bioventures, LLC which can be called on an annual basis over a five year period. The first capital call of $5.0 million was made during the second quarter of 2016. Our equity method investment is included within other non-current assets on the condensed consolidated balance sheet as of September 30, 2016.

(6)	Consists primarily of non-cancelable commitments to third party manufacturers.

(7)
Consists primarily of the minimum lease payments for our office buildings and automobile lease payments for our sales force, including a lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California.  We expect to occupy this office space by the end of 2017.  We are obligated to make lease payments totaling approximately $88 million over the initial term of the lease.  Not included in the table above are our estimated costs of approximately $20 million associated with the design, development and construction of tenant improvements under this lease agreement, which estimate does not include a tenant improvement allowance to be provided by the landlord. Operating expenses associated with our leased office buildings are also not included in table above.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s current plans, objectives, estimates, expectations and intentions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10‑Q in greater detail under Part II, Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this Quarterly Report on Form 10‑Q completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three and nine months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10‑K for the year ended December 31, 2015.
Interest Rate Risk. We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $721.9 million principal amount was outstanding as of September 30, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. Based on indebtedness under our term loan and revolving credit facilities of $1.7 billion as of September 30, 2016, a 1.0% increase in interest rates would increase net interest expense for the remainder of 2016 by approximately $4 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
Changes in Internal Control over Financial Reporting.  As discussed above, the Celator Acquisition closed on July 12, 2016. The Celator Acquisition was accounted for using the acquisition method of accounting. The results of operations of the acquired Celator business have been included in our condensed consolidated results of operations since July 12, 2016, and we are currently in the process of evaluating and integrating Celator’s historical internal controls over financial reporting with ours.

During the quarter ended September 30, 2016, other than continuing changes to our internal control process resulting from the Celator Acquisition as discussed above, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 12, 2016, we filed a lawsuit against Roxane in the District Court alleging that an additional later-issued distribution patent is or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe that patent. In September 2016, Roxane moved to dismiss the lawsuit. This motion is pending.
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
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six patents covering the distribution system for Xyrem. In July 2015, the PTAB issued decisions instituting IPR trials with respect to these petitions. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. We expect to appeal these decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional patent covering the distribution system for Xyrem. In March 2016, the PTAB issued a decision instituting an IPR trial with respect to three claims of the patent subject to this petition, and we expect the PTAB to issue a final decision on the validity of these claims in March 2017. The PTAB denied the petition with respect to the other 25 claims of the patent.
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
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed label or REMS that omits the portions of the Xyrem label and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). We cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the Citizen Petition or the effect of any such response or action on the ongoing patent litigation referenced above.
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
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding regarding settlement of these actions. The memorandum of understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, confirmatory discovery, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10‑Q, including our condensed consolidated financial statements and accompanying notes.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10‑K for the year ended December 31, 2015.
Risks Related to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 77% and 75% of our net product sales for the three and nine months ended September 30, 2016, respectively, and 73% of our net product sales for the year ended December 31, 2015. Our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2012 to 2015, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in February 2016, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•	our suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply, manufacturing or distribution problems arising with any of our suppliers or distributors, most of whom are sole source providers for us;

•	any increase in pricing pressure from or restrictions on reimbursement imposed by third party payors;

•	changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	operational disruptions at the central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. We have filed lawsuits against the current ANDA filers seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation (other than our lawsuit filed in August 2016) against the first ANDA filer, Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017. However, the actual timing of events may be earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation proceedings.
Certain ANDA filers have filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10‑Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In accordance with the Hatch-Waxman Act, as a result of our having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA was stayed until April 2013, but that stay has expired. We do not know the status of Roxane’s ANDA and cannot predict what actions the FDA or Roxane may take with respect to Roxane’s ANDA. If Roxane’s ANDA is approved by the FDA, Roxane may seek to launch a generic version of Xyrem prior to a District Court, or potential appellate court, decision in our ongoing patent litigation. While, in the event of such commercialization, Roxane would be liable to us for damages in the event we ultimately prevail in the patent litigation, we expect that the introduction of generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment. If this company is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would compete directly with Xyrem and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
A generic manufacturer or manufacturer of an alternative sodium oxybate product would need to obtain quotas from the DEA in order to manufacture in the U.S. both the active pharmaceutical ingredient and the finished product to compete with Xyrem. The DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. The commencement of manufacturing in the third quarter of 2016 at our new facility in Ireland where we are manufacturing Xyrem has reduced, but not eliminated, our dependence on DEA quotas. We continue to purchase Xyrem from our U.S.-based Xyrem supplier. Accordingly, we still require DEA quotas for our U.S.-based sodium oxybate supplier to procure sodium oxybate and for our U.S.-based Xyrem supplier to obtain the sodium oxybate from our U.S.-based sodium oxybate supplier to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, our U.S.-based sodium oxybate supplier and our U.S.-based Xyrem supplier are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. Consequently, a generic manufacturer or manufacturer of an alternative sodium oxybate product may be able to obtain a portion of the annual aggregate API quota. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2016, both our sodium oxybate supplier and our Xyrem supplier have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
After any introduction of a generic competitor, a significant percentage of the prescriptions written for Xyrem may be filled with the generic version, resulting in a loss in sales of Xyrem. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in a few instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. We expect that generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information about potential competition for Xyrem, see the risk factor under the heading “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
The Xyrem REMS approval letter included statements from the FDA that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system (particularly if the FDA ultimately approves a separate REMS for any of the ANDA filers that differs in some aspects from the Xyrem REMS), or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for ANDA applicants to obtain FDA approval of their ANDAs, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future generic competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. Moreover, a distribution system that is less restrictive than the Xyrem REMS may increase the risks associated with sodium oxybate distribution, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem, or differentiate between the different REMS programs. Any negative outcomes, including but not limited to negative publicity, caused by or otherwise related to a separate REMS could have a significant negative impact in terms of product liability, goodwill, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem revenues.
In August 2015, we implemented the final Xyrem REMS, which was approved by the FDA in February 2015, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We and the ANDA applicants had interactions with respect to developing a single shared REMS for several years. The ANDA applicants are not currently engaging in single shared REMS discussions with us, but we have been seeking to continue the interactions with the goal of developing a single shared REMS. However, we cannot predict whether, or to what extent, our interactions with the ANDA applicants will resume or whether we will develop a single shared REMS with the ANDA applicants. We are aware that, separate from the discussions with us, the FDA and ANDA applicants have exchanged communications regarding a REMS for sodium oxybate. If we and the ANDA applicants do not develop a single shared REMS, if we do not license or share intellectual property pertinent to our Xyrem REMS with generic competitors within a time frame or on terms that the FDA considers acceptable or if a generic competitor otherwise successfully petitions the FDA for a waiver of the shared REMS requirement, the FDA may assert that its waiver authority permits it to approve the ANDA of one or more generic competitors with a separate REMS that differs in some aspects from our approved Xyrem REMS. The FDA has exercised this waiver authority in two instances of which we are aware, including most recently in connection with the May 2015 approval of Roxane’s ANDA for alosetron hydrochloride tablets as generic versions of Lotronex tablets. This waiver was subject to the condition that the waiver-granted REMS system be open to all current and future sponsors of ANDAs or NDAs for alosetron hydrochloride products, and the FDA limited the grant of the waiver to a term of three years, subject to potential extension by the FDA.

We also may face pressure to develop a single shared REMS with potential generic competitors for Xyrem that is different from the approved Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, or elements of the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, with generic competitors. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the development of a single shared REMS for sodium oxybate, licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS, or the FDA’s response to a request by one or more ANDA applicants for a waiver of the requirement for a single shared REMS, including in connection with a certification that the applicant had been unable to obtain a license. The FDA’s response to any such request could include approval of one or more ANDAs. In addition, there have been several recent proposals for federal legislation, including the Fair Access for Safe and Timely Generics Act of 2015 and the Creating and Restoring Equal Access to Equivalent Samples Act of 2016, or CREATES Act, to amend the statutory criteria regarding the development of a shared REMS, the standards for granting a waiver of the requirement of a shared REMS and/or potential penalties for failure to agree to conditions for a shared REMS. We cannot predict whether any such federal legislation will be enacted or, if enacted, its impact on our business. For more information, see the risk factors under the headings “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the satisfaction of the FDA or any other regulatory authority could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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

Risks Related to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.*
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze and Defitelio, and we have made a significant investment in Vyxeos, which is currently not approved as a marketed product in any jurisdiction.

Erwinaze
Erwinaze (called Erwinase in markets outside the U.S.), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL, which is wholly owned by the U.K. Secretary of State for Health. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing prior to a fixed date before the end of the then-current term. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past supply interruptions and our need to minimize or avoid additional supply interruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor under the heading “We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers, or delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
We also face numerous other risks that may impact Erwinaze sales, including regulatory risks, the development of new asparaginase treatments or treatment protocols that could reduce the rate of hypersensitivity in patients with ALL, the development of new treatment protocols for ALL that may not include asparaginase-containing regimens, difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements, and potential competition from future biosimilar products. In addition, if we fail to comply with our obligations under our agreement with the licensor and supplier of Erwinaze or lose rights to Erwinaze, including if our agreement terminates at the end of its current term in December 2020, or if we otherwise fail to maintain or grow sales of Erwinaze, our growth prospects could be negatively affected.
Defitelio
We made a significant investment in Defitelio in 2014, adding the product to our portfolio as a result of our acquisition of Gentium S.r.l, or Gentium, which we refer to as the Gentium Acquisition, and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
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
Vyxeos
In furtherance of our growth strategy, we have made a significant investment in Vyxeos through the Celator Acquisition. Vyxeos is currently not approved as a marketed product in any jurisdiction. We initiated a rolling submission of an NDA for

Vyxeos to the FDA in the third quarter of 2016. We expect to complete the NDA submission in the first quarter of 2017 and to make a regulatory submission for Vyxeos in Europe in the second half of 2017.
Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including:

•	our ability to successfully obtain marketing approval for Vyxeos in the U.S. and Europe;

•
risks associated with developing products based on the CombiPlex technology platform that we acquired in the Celator Acquisition, such as Vyxeos, the first injectable fixed ratio, drug delivery combination oncology product that the FDA would potentially be considering for approval;

•	our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar;

•	the need to establish pricing and reimbursement support for Vyxeos in the event we are able to obtain marketing approval for Vyxeos in the U.S. or in other countries;

•
the acceptance of Vyxeos in the U.S. and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•
delays or problems in the supply or manufacture of the product, including with respect to the requirement of the third parties upon which we rely to manufacture Vyxeos and its APIs, to obtain the approval of the FDA and/or other regulatory authorities to manufacture Vyxeos; and

•	the limited size of the population of AML patients who may potentially be indicated for treatment with Vyxeos.
If we are unable to obtain regulatory approval for Vyxeos in the U.S. or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients. The loss of any of these suppliers, or delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.*
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. If we or any of our third party suppliers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, particularly Xyrem and Erwinaze since we maintain limited inventories for these products, we may be unable to meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.
We have completed construction of a manufacturing and development facility in Ireland and commenced commercial operations at the facility in the third quarter of 2016, after receiving FDA approval of this facility in June 2016. We are using this facility for the manufacture of Xyrem and plan to also use this facility for the manufacture of development-stage products. However, other than with respect to Xyrem, for which we commenced manufacturing operations in our Ireland facility in the third quarter of 2016, and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products or product candidates, or their APIs, or the capability to package our products. The availability of our products for commercial sale depends upon our ability to procure the ingredients, raw materials, packaging materials and finished products we need from third parties. In part due to the limited market size for our products and product candidates, we have entered into supply and manufacturing agreements with our suppliers, each of which is currently our single source for each of our marketed products (other than Xyrem) and for the APIs used in some of these products. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
We maintain limited inventories of Xyrem and Erwinaze, as well as the ingredients or raw materials used to make them. Our limited inventory puts us at significant risk of not being able to meet product demand, and we have experienced Erwinaze supply interruptions that have adversely affected sales volumes and revenues. In addition, the DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system. The API of Xyrem, sodium oxybate, is a Schedule I controlled substance, production quantities of which are limited in the U.S. by the DEA through a quota system. The commencement of manufacturing in the third quarter of 2016 at our new facility in Ireland where we produce Xyrem has reduced, but not eliminated, our dependence on DEA quotas. We continue to purchase Xyrem from our U.S.-based Xyrem supplier. Accordingly, we still require DEA quotas for our U.S.-based sodium oxybate supplier to procure sodium oxybate and for our U.S.-based Xyrem supplier to obtain the sodium oxybate from our U.S.-based sodium oxybate supplier to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, our U.S.-based sodium oxybate supplier and our U.S.-based Xyrem supplier are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2016, both our U.S.-based sodium oxybate supplier and our U.S.-based Xyrem supplier have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our third party suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
Siegfried (USA) Inc., subsequently renamed Siegfried USA, LLC, or Siegfried, has been our sole supplier of sodium oxybate since 2012 and now supplies sodium oxybate, through a Siegfried affiliate in Europe, to our new manufacturing facility in Ireland. We expect that Siegfried will continue to be our sole supplier of sodium oxybate for the foreseeable future, and we cannot assure you that Siegfried can or will continue to supply on a timely basis, or at all, sufficient quantities of API to enable the manufacture of the quantities of Xyrem that we need. Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, is our sole manufacturer and supplier of Xyrem in the U.S. Although we have commenced manufacturing of Xyrem in our Ireland facility, we expect to rely on Patheon as a secondary supplier of Xyrem for the foreseeable future, and we cannot assure you that Patheon can or will continue to supply on a timely basis, or at all, the quantities of Xyrem that we need from Patheon.
Erwinaze is licensed from and manufactured by a single source, PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. PBL responded to the FDA Form 483 with its plan to address the observations made in the FDA Form 483, which will require remediation activities, and subsequently provided additional information in response to an FDA request. We cannot predict whether the FDA will find PBL’s responses or proposed remediation activities acceptable or whether the FDA will take further action or require PBL to take further action, with respect to the matters covered in the FDA Form 483. Any such actions by the FDA could require PBL to engage in more extensive remediation activities than have been proposed by PBL, which could further strain manufacturing capacity. PBL is subject to similar inspection and remediation requirements of the UK regulatory authority, MHRA. Inability to comply with regulatory requirements, including failure by PBL to timely remediate the observations included in the FDA Form 483 or failure by us to demonstrate compliance with our obligations under the BLA, in each case to the FDA’s satisfaction, and compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA or MHRA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in the issuance of a warning letter by the FDA or other enforcement actions by the FDA or MHRA, FDA or MHRA approval being revoked, product release being delayed or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us and may decrease any profit we would otherwise achieve with Erwinaze.
The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues, and we have experienced product quality, manufacturing and inventory challenges that have resulted in disruptions in our ability to supply certain markets and caused us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. late in the third quarter of 2016 and also during October 2016, and we expect to experience another supply interruption in the fourth quarter of 2016. We expect that we will continue to experience inventory and supply challenges, which have resulted, and may continue to result, in further temporary disruptions in our ability to supply certain markets, including the U.S., from time to time. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze in the future are and may continue to be negatively impacted. If quality or other manufacturing issues or regulatory difficulties occur and result in a disruption to supply or capacity constraints, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
In addition, the API in Defitelio is derived from porcine DNA. If our porcine DNA supplier experiences safety or other issues that impact its ability to supply porcine materials to us as needed, we may not be able to find alternative suppliers in a timely fashion, which could negatively impact our supply of Defitelio.
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
In addition, if one of our suppliers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products. The loss of one of our suppliers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the API or product manufacturing process. We believe that it could take up to two years, or longer in certain cases, to qualify a new supplier, and we may not be able to obtain APIs or finished products from new suppliers on acceptable terms and at reasonable prices, or at all. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to obtain a sufficient quota from the DEA, if required, or to otherwise meet FDA or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, particularly since we do not have secondary sources for supply and manufacture of the APIs for our products or backup suppliers for our finished products.
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
We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we, our shareholders or analysts who cover our business expect.*
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 1,000 in November 2016. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and its diagnosis, and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;

•	physicians’ decisions relating to treatment practices based on availability of product inventory;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the conditions for reimbursement required by, and appropriate pricing and availability of reimbursement from, third party payors.
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB.
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products. For additional discussion about payor acceptance, see the risk factor under the heading “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
For example, in July 2016 we made a substantial investment in Celator through the Celator Acquisition. The aggregate consideration for the Celator Acquisition was $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. Vyxeos is currently not approved as a marketed product in any jurisdiction. While we have commenced a rolling submission for Vyxeos in the U.S. and plan to make a regulatory submission in Europe as well, there can be no guarantee that we will obtain approval in any jurisdiction in a timely manner, or at all. If we are unable to obtain regulatory approval for Vyxeos in the U.S. or Europe in a timely manner, or at all, or if sales of Vyxeos following regulatory approvals do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects,” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Results of limited preclinical studies, including studies of our product candidates in animal models, may not predict the results of human clinical trials of those product candidates. Similarly, results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. For example, we are conducting three Phase 3 clinical trials for JZP-110, a late-stage investigational compound being developed for potential treatment of excessive sleepiness, or ES, in patients with narcolepsy and ES in patients with obstructive sleep apnea, or OSA. We expect preliminary data from the trials in patients with ES associated with OSA in the first quarter of 2017 and from the trial in patients with ES associated with narcolepsy in the second quarter of 2017. Further, these results may not be positive, and we may be unable to complete these clinical trials in a timely manner or submit an NDA to the FDA on our anticipated timeline, or at all. If a product candidate, including JZP-110, fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment in that product candidate.
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
We rely on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties, and, as a result, they may not treat our clinical studies as a high priority, or in the manner in which we would prefer, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and non-U.S. regulatory agencies’ requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and non-U.S. regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure, or the failure of our product suppliers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.
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
While Xyrem is currently the only product approved by the FDA for the treatment of both cataplexy and EDS in patients with narcolepsy, cataplexy is often treated with tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors, even though these products are not approved by the FDA for the treatment of cataplexy. Other treatments for EDS in patients with narcolepsy include stimulants and wakefulness promoting agents, such as Provigil® (modafinil) and Nuvigil® (armodafinil), as well as generic versions of Provigil, the only other FDA-approved products for the treatment of EDS in patients with narcolepsy. Provigil, its generic equivalents and Nuvigil are also approved for improving wakefulness in patients with EDS associated with treated OSA or shift work disorder. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that recently received marketing approval in Europe. While this product is currently not approved by the FDA for marketing in the U.S. or, to our knowledge, subject to a pending application for such approval, the receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy could negatively impact our ability to maintain and grow sales of Xyrem.
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
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the U.S. allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
The patent position of pharmaceutical companies can be highly uncertain and involve complex legal, regulatory and factual questions. We own a portfolio of U.S. and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications that cover or relate to our products and product candidates, including Xyrem, Defitelio and Vyxeos. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented, potentially including by FDA approval of an ANDA that avoids infringement of our intellectual property.
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

We have filed lawsuits against the current ANDA filers seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation (other than our lawsuit filed in August 2016) against the first ANDA filer, Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017. However, the actual timing of events may be earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation proceedings.
Certain ANDA filers have filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10‑Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
A company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
Seven companies have sent us notices that they have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. Additional ANDAs could also be filed requesting approval to market generic versions of Xyrem. If any of these applications is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. We have filed lawsuits against the current ANDA filers seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, but we cannot assure you that any of the lawsuits will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.  In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The court in which our ANDA litigation is ongoing has determined that all of our pending patent litigation (other than our lawsuit filed in August 2016) against the first ANDA filer, Roxane, will be consolidated for trial and set trial in this consolidated case for the second quarter of 2017.  However, the actual timing of events may be earlier or later than we currently anticipate, and we cannot predict the timing or outcome of events in this or the other ANDA litigation proceedings. Certain ANDA filers have also filed petitions for IPR with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six distribution system patents that were the subject of certain IPR trials are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10‑Q. In addition, the IPR process under the America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds have challenged valuable pharmaceutical patents through the IPR process. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal or rehearing of the July 2016 IPR decisions with respect to six patents covering the distribution system for Xyrem or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business. For more information, see the risk factor under the heading “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in Part II, Item 1A of this Quarterly Report on Form 10‑Q. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed label or REMS that omits the portions of the Xyrem label and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). We cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the Citizen Petition, the effect of any such response or action on the ongoing patent litigation referenced above, whether the FDA will ultimately require any proposed generic form of Xyrem to include the relevant safety information in its label or REMS or whether we will be successful in maintaining the validity of the applicable patents and protecting the patents from infringement. However, if the FDA responds to our Citizen Petition by concluding that a proposed label or REMS for generic version of Xyrem does not need to include the portion of the Xyrem label relating to co-administration with divalproex sodium, it could potentially be easier for ANDA applicants to avoid infringement of our applicable patents. For more information, see the risk factor under the heading “If generic versions of Xyrem or other sodium oxybate products that compete with Xyrem are approved and launched, sales of Xyrem would be adversely affected” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven distribution system patents that cover elements of the Xyrem REMS are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions or if the time for appeal expires, these claims will be canceled. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10‑Q. The Xyrem REMS approval letter includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the Xyrem distribution system (particularly if the FDA ultimately approves a separate REMS for any of the ANDA filers that differs in some aspects from the Xyrem REMS), or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future generic competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents and other intellectual property to protect our Xyrem distribution system from generic competitors may be reduced. In addition, the extent of protection provided by our patents and other intellectual property related to the distribution of Xyrem depends on the nature of the distribution system that may be used by any generic competitor, including whether the distribution system is as restricted as the distribution system set forth in the Xyrem REMS. If a generic competitor is able to obtain ANDA approval for a generic version of Xyrem based on a REMS that does not fall within the scope of any of the claims of our patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing patents, patents that may be granted in the future or other intellectual property will be construed to cover any generic REMS or risk management plan that might be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

Risks Related to Our Industry
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.*
The manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, record keeping, importing and exporting of our products and our research and development activities are subject to extensive regulation by the FDA, the EC, the competent authorities of the EU member states and other regulatory authorities. Regulations differ from country to country. As a result of these regulations, product development, approval and commercialization processes are expensive and time-consuming. For example, we are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA, the EC or the competent authorities of the EU member states, as applicable. An application for marketing approval must contain information demonstrating the quality, safety and efficacy of the pharmaceutical product, including data from preclinical and clinical trials, information pertaining to the preparation and manufacture of the API, analytical methods, product formulation, details on the manufacture and stability of the finished pharmaceutical product and proposed product packaging and labeling. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.
If the FDA, the EC or the competent authorities of the EU member states determine that a REMS or the imposition of post-marketing obligations is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or BLA or to propose post-marketing obligations to be included in the marketing authorization for our products in the EU. In non-EU countries, we may also be required to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, a plan for communication to healthcare providers, and restrictions on the product’s distribution. For example, the FDA requires a REMS for Xyrem, discussed in detail in the risk factor under the heading “The manufacture, distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in Part II, Item 1A of this Quarterly Report on Form 10‑Q, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
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
Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition.*
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing program, or the 340B program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed in the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10‑Q. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
Patient assistance programs that receive partial financial support from companies have become the subject of enhanced government and regulatory scrutiny. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate.  Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management and increase our expenses. In May and October 2016, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies or offices. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support, negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, Xyrem and Prialt and/or reduce coverage of Xyrem and Prialt, including by federal health care programs and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations, could create liability for us (including the imposition of significant penalties), result in adverse publicity and negatively affect our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, EU member states and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the EC to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., the decision of the European Court of Justice that invalidated the safe harbor framework on which we have relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In February 2016, the EC announced an agreement with the DOC to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the EC adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. Beginning August 1, 2016, U.S.-based companies may certify compliance with the privacy principles of the Privacy Shield. Adherence to the Privacy Shield, however, is not mandatory. If a U.S.-based company does not certify compliance with the Privacy Shield, it may rely on other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive. In September 2016, our U.S. subsidiaries filed for certification under the Privacy Shield.
If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the EC. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, data protection authorities of the different EU member states may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.
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
We manufacture certain APIs, including the defibrotide drug substance, at our manufacturing facilities in Italy. In addition, we have engaged a third party supplier to process defibrotide into the finished product in Italy. Our manufacturing facilities and those of our third party manufacturer are subject to continuing regulation by the Italian Health Authority and other Italian regulatory authorities with respect to the manufacturing of APIs and drug products, including the defibrotide drug substance and its finished form. These facilities are also subject to inspection and regulation by the EMA. Following initial approval in a jurisdiction, the competent authorities will continue to inspect our manufacturing facilities and those of our third party supplier, in some cases, unannounced, to confirm ongoing compliance with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures, and we and our third party suppliers will need to ensure that all of our processes, methods and equipment are compliant with cGMP. If these authorities determine that either our facilities or our third party supplier’s facility in Italy do not meet the standards of compliance required under applicable regulations, they may deny approval to manufacture our products, require us to stop manufacturing our products, deny approval to the sale of our products or suspend the sale of our products.
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
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. As noted above, CMS recently issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. For example, the initiation of any reporting of Medicaid pricing data for ProstaScint and Quadramet for some or all of the period during which we were responsible for sales of these products could result in retroactive 340B ceiling price liability for these two products. We are currently unable to reasonably estimate an amount or range of a contingent loss. Any material liability resulting from radiopharmaceutical price reporting would negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act could affect our 340B ceiling price calculations and negatively impact our results of operations.
The Healthcare Reform Act obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. In 2015, the Health Resources and Services Administration, or HRSA, issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA is expected to issue the final regulations regarding these topics in 2016. In 2015, HRSA also released proposed omnibus guidance that addresses many aspects of the 340B program. HRSA is expected to release the omnibus guidance in final form in 2016. HRSA recently issued a proposed regulation regarding an administrative dispute resolution process for the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs, particularly given the current atmosphere of mounting criticism of prescription costs in the U.S. These cost containment measures may include federal and state controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures; controls on healthcare providers; challenges to the pricing of drugs, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions. For example, in March 2016, CMS proposed to conduct a demonstration project that would reduce the Medicare payment rates for most Part B drugs from average sales price plus 6% to average sales price plus 2% for approximately half of the country. CMS indicated that it intends to implement this model in 2016 but had not done so as of the third quarter of 2016.
Additionally, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10‑Q. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We launched Defitelio in certain European countries in 2014 and continue to launch in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. Our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our newly acquired product candidate, Vyxeos, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize Vyxeos. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
We cannot predict actions third party payors may take, or whether they will limit the price approvals, coverage and level of reimbursement for our products or refuse to provide and maintain any approvals or coverage at all. For example, because some of our products compete in a market with both branded and generic products, obtaining and maintaining price approvals and reimbursement coverage by government and private payors may be more challenging than for new chemical entities for which no therapeutic alternatives exist. Additionally, in many countries, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain inpatient hospital services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a hospital to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our products used in the inpatient hospital setting, there may not be sufficient reimbursement under the MS-DRG to fully cover the cost of our products.  We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to effectively commercialize our products.
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
We expect to experience pricing pressure in the U.S. in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in February 2016, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments (particularly in the event a generic version with a lower price than Xyrem is introduced) will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue.
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

Risks Related to Our Financial Condition
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
As of September 30, 2016, we had total indebtedness of approximately $2.3 billion, which included $721.9 million principal amount of outstanding secured indebtedness under a credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014.
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
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $42.9 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at September 30, 2016. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.*
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. Most recently, in April 2016, the IRS issued temporary regulations under Section 7874 reflecting guidance that the IRS previously announced in notices dated

September 2014 and November 2015, as well as additional guidance. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
Jazz Pharmaceuticals, Inc.’s ability to use its net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be subject to further limitations if we do not generate taxable income in a timely manner or if the “ownership change” provisions of Sections 382 and 383 of the Code result in further annual limitations.*
Jazz Pharmaceuticals, Inc. has a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, Jazz Pharmaceuticals, Inc. will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $89.0 million, before tax effect, for 2016 and a combined total of $277.4 million, before tax effect, for 2017 to 2026.
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
Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us.*
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the Code or the Treasury Regulations or other IRS guidance promulgated thereunder, including under Section 7874 of the Code, could adversely affect our status as a foreign corporation for U.S. federal tax purposes or could otherwise affect our effective tax rate, and any such changes could have prospective or retroactive application. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. This legislation, if passed, could adversely affect us.
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

We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.*
Our intangible assets and goodwill are significant. As of September 30, 2016, we had recorded $4.0 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.*
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $194.73 on July 31, 2015 and a low of $108.50 on February 11, 2016 during the period from December 31, 2014 through September 30, 2016. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
Future sales of our ordinary shares in the public market could cause our share price to fall.*
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of October 31, 2016, we had 59,892,335 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
Other than funds we have allocated for the purposes of supporting our share repurchase program authorized in November 2016, we anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs, acquire or in-license additional products and product candidates, and pursue other opportunities. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, our ability to pay cash dividends on or repurchase our ordinary shares is restricted under the terms of the amended credit agreement. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of the amended credit agreement and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2016	—	$—	—	$96,550,303
August 1 - August 31, 2016	142,500	$129.40	142,500	$78,114,732
September 1 - September 30, 2016	637,296	$122.60	637,296	$—
Total	779,796	$123.84	779,796
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In November 2015, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. This authorization has no expiration date.

(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program, exclusive of any brokerage commissions. The timing and amount of repurchases depends on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended, otherwise discontinued or resumed at any time without prior notice. We temporarily suspended our share repurchase program in June 2016 in connection with the Celator Acquisition and resumed the program in August 2016. As of September 30, 2016, we completed repurchases under this share repurchase program, and no authorized amounts remained under this program.

On November 3, 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on September 19, 2011).

2.2
Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3
Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4
Assignment, dated as of June 11, 2012, by and between Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5
Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†
Asset Purchase Agreement, dated January 13, 2014, by and among Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on January 13, 2014).

2.7†
Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.8
Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.9
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc. and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1
Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceutical plc’s quarterly report on Form 10‑Q (File No. 001-33500), as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.
4.2A
Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.2B
Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the annual report on Form 10‑K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.2C
Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on August 13, 2014).

Exhibit Number	Description of Document
4.2D
Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on August 13, 2014).

10.1
Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz  Pharmaceutical plc’s quarterly report on Form 10‑Q (File No. 001-33500), as filed with the SEC on August 9, 2016).

10.2+	Amended and Restated 2011 Equity Incentive Plan.
10.3+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan.
10.4+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan.

10.5+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan.
10.6+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.7+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.8+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: November 8, 2016

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on September 19, 2011).

2.2
Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3
Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4
Assignment, dated as of June 11, 2012, by and between Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5
Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†
Asset Purchase Agreement, dated January 13, 2014, by and among Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on January 13, 2014).

2.7†
Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.8
Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.9
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc. and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1
Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceutical plc’s quarterly report on Form 10‑Q (File No. 001-33500), as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.
4.2A
Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.2B
Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the annual report on Form 10‑K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.2C
Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.2D
Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s current report on Form 8‑K (File No. 001-33500), as filed with the SEC on August 13, 2014).

10.1
Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz  Pharmaceutical plc’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on August 9, 2016).

10.2+	Amended and Restated 2011 Equity Incentive Plan.
10.3+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan.
10.4+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan.

10.5+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan.
10.6+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.7+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.8+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.