Form 10-K
period 2016-12-31
Jazz Pharmaceuticals plc
filed 2017-02-28
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,545,347,783 based upon the last sale price reported for the registrant’s ordinary shares on such date on The NASDAQ Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 21,264,016 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 21, 2017, a total of 59,742,232 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2016 ANNUAL REPORT ON FORM 10-K

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, CombiPlex® and VyxeosTM. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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
We have a diverse portfolio of products and product candidates, with a focus in the areas of sleep and hematology/oncology. Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and currently marketed for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in patients with narcolepsy;

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

Our strategy is to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying and investing in growth opportunities such as new treatment indications and new geographic markets;

•	Acquiring or licensing rights to clinically meaningful and differentiated products that are on the market or product candidates that are in late-stage development; and

•	Pursuing targeted development of post-discovery differentiated product candidates.
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
Patient enrollment in two Phase 3 trials completed in third quarter of 2016; expect preliminary data by end of first quarter of 2017; subject to results of trials, plan to submit a new drug application, or NDA, to the FDA in late 2017

JZP-110	ES in narcolepsy	Patient enrollment in Phase 3 trial completed in fourth quarter of 2016; expect preliminary data in second quarter of 2017; subject to results of trial, plan to submit an NDA to the FDA in late 2017
JZP-110	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy
Patient enrollment in Phase 3 trial completed in fourth quarter of 2016; subject to results of trial, expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in fourth quarter of 2017

JZP-507	EDS and cataplexy in narcolepsy	Expect to submit an NDA to the FDA by first quarter of 2018
JZP-258	EDS and cataplexy in narcolepsy	Expect to initiate Phase 3 trial in the European Union, or EU, and U.S. in first quarter of 2017; subject to results of trial, expect to submit an NDA to the FDA in 2019
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos (CPX-351)	High-risk acute myeloid leukemia, or AML
Initiated a rolling submission of an NDA to the FDA in third quarter of 2016; expect to complete the NDA submission by end of first quarter of 2017; expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in second half of 2017

Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of acute Graft versus Host Disease, or aGvHD, following HSCT	Expect to initiate Phase 2 proof of concept trial in fourth quarter of 2017
Asparaginase	ALL and other hematologic disorders	Evaluation of early-stage product candidates

Our Commercialized Products
Xyrem
Xyrem is the only treatment approved by the FDA and marketed for both EDS and cataplexy in patients with narcolepsy. Sodium oxybate, the active pharmaceutical ingredient, or API, in Xyrem, is a formulation of the sodium salt of gamma-hydroxybutyrate, or GHB, an endogenous neurotransmitter and metabolite of gamma-aminobutyric acid. Xyrem was approved in the U.S. for the treatment of cataplexy in patients with narcolepsy in 2002 and was approved for EDS in patients with narcolepsy in 2005. The American Academy of Sleep Medicine recommended Xyrem as a standard of care for the treatment of both EDS and cataplexy associated with narcolepsy.
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
It is estimated that narcolepsy affected approximately 1 in 2,000 people in the U.S., or approximately 160,000 people, in 2015. We believe that fewer than half of those people have been definitively diagnosed with narcolepsy. In the fourth quarter of 2016, the average number of active Xyrem patients in the U.S. was approximately 12,900 patients, and we believe that there are significantly more narcoleptic patients with cataplexy and/or EDS who might benefit from treatment with Xyrem. In an effort to reach more patients, we continue to implement initiatives such as outreach to prescribers who treat narcolepsy, physician/healthcare provider education, enhanced patient and physician support services and unbranded disease awareness programs for the public.
In 2016, net product sales of Xyrem were $1,107.6 million, which represented 75% of our total net product sales.
We promote Xyrem in the U.S. through a specialty sales force of approximately 95 sales professionals dedicated to Xyrem. Our marketing, sales and distribution of Xyrem are subject to a risk evaluation and mitigation strategy, or REMS, which is required by the FDA to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. Under the Xyrem REMS, all of the Xyrem sold in the U.S. must be dispensed and shipped directly to patients through a central pharmacy. Xyrem may not be stocked in retail pharmacies. Physicians and patients must complete an enrollment process prior to fulfillment of Xyrem prescriptions, and each physician and patient receives materials concerning the risks and benefits of Xyrem before the physician can prescribe, or a patient can receive, the product. Whenever a prescription is received by the central pharmacy, the central pharmacy verifies the prescription and must speak with the patient before each prescription of Xyrem is filled and sent to the patient. The central pharmacy ships the product directly to the patient by a courier service, and the patient or his/her designee signs for the package. The initial shipment may include only up to a one-month supply, and refill orders may include only up to a three-month supply.
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
Seven companies sent us notices that they had filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of these companies in the District Court for New Jersey, or District Court. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after

December 31, 2025, or earlier depending on the occurrence of certain events. In 2016, the District Court consolidated all of our pending patent litigation against West-Ward Pharmaceuticals Corp., formerly known as Roxane Laboratories, Inc., or Roxane, with the exception of the case filed against Roxane in August 2016, and set the consolidated case for trial in the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the consolidated case involving the patents on the Xyrem distribution system, or REMS patents. We cannot predict the timing or outcome of this or the other ANDA litigation proceedings against the remaining non-settling ANDA filers, which have been consolidated as one case in the District Court, with no trial date set. In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, issued final decisions that the claims of six of seven REMS patents are unpatentable; if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. For a description of these legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
On January 17, 2017, the FDA announced approval of Roxane’s ANDA for a generic version of Xyrem. The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product. Roxane’s approval also includes a waiver that permits Roxane to use a separate REMS program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ranbaxy.
The timing of any potential commercial launch of a generic version of Xyrem is uncertain. While the FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs, we do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation. We expect that the launch of a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, would have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with FDA approval of the Roxane ANDA, tentative approval of the Amneal and Ranbaxy ANDAs, potential approval or tentative approval of additional ANDAs and the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business—Government Regulation—The Hatch-Waxman Act” in this Part I, Item 1 and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
Xyrem is a controlled substance in the U.S., subject to regulation by the U.S. Drug Enforcement Administration, or DEA, under the Controlled Substances Act, or CSA. Therefore, its manufacturing and distribution are highly restricted. The API for Xyrem is manufactured for us by a single source supplier. The finished product for Xyrem is manufactured both by us in our facility in Ireland, where we commenced manufacturing in the third quarter of 2016, and by our U.S.-based Xyrem supplier. For more information regarding Xyrem supply, see “Business—Manufacturing” in this Part I, Item 1 and the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10‑K.
Outside of the U.S., UCB Pharma Limited, or UCB, has an exclusive license to market Xyrem for the treatment of narcolepsy in 54 countries and currently sells the product in 21 countries. We have licensed to Valeant Canada Limited, or Valeant, the Canadian marketing rights to Xyrem for the treatment of narcolepsy. We supply Xyrem to UCB and Valeant.
We have 22 U.S. patents relating to Xyrem, which expire at various times from December 2019 to March 2033. Our issued patents relate to Xyrem’s stable and microbially resistant formulation, its manufacturing process, its method of use, including its restricted distribution system, and its method of administration.
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
ALL is the most common childhood cancer. The American Cancer Society estimates that between 5,000 to 6,000 new cases of ALL will be diagnosed in the U.S. in 2017. Based on data from the U.S. National Cancer Institute and the U.S. Census Bureau available in 2015, we estimate that approximately 50% of ALL patients were diagnosed under age 15 and approximately 20% were diagnosed between 15 and 39 years of age. A study published by Dana Farber Cancer Institute, with median follow-up of 57 months, concluded that the intensive use of high-dose asparaginase has an important role in the treatment of children with ALL. Data reported in two separate papers published in Pediatric Blood & Cancer and Journal of Clinical Oncology, respectively, suggest that up to 20% of ALL patients may develop hypersensitivity to E. coli-derived asparaginase. Current treatment guidelines and protocols recommend switching a patient receiving E. coli-derived asparaginase to treatment with Erwinaze if the patient’s hypersensitivity reaction to the E. coli-derived asparaginase is Grade 2-4, indicating that the hypersensitivity reaction has resulted in an intervention or interruption in infusion occurring in the patient’s treatment regimen. While pediatric treatment protocols commonly include asparaginase, adult protocols do not. In addition, we believe that Erwinaze has the potential for use in patients with silent hypersensitivity, a situation in which E. coli-derived asparaginase may induce antibodies that can neutralize the enzyme or increase its clearance, thereby depriving patients of its therapeutic benefits without manifesting the clinical symptoms of hypersensitivity.
In 2016, net product sales of Erwinaze were $200.7 million, which represented 14% of our total net product sales.
We promote Erwinaze in the U.S. through a specialty sales force of approximately 55 sales professionals, who also promote Defitelio in the U.S. We provide reimbursement support through our JumpStartTM Access & Reimbursement Solutions program, a dedicated Erwinaze call center. Our field-based and office-based reimbursement team provides additional reimbursement support, dealing specifically with the more complex needs of physicians and payors.
Our hematology and oncology sales force outside of the U.S. has approximately 28 hematology field specialists responsible for promoting Erwinase and Defitelio in approved markets where we commercialize these products. In those markets where Erwinase is not currently approved, approximately 18 medical science liaisons and eight medical directors are responsible for responding to medical information requests and for providing information consistent with local treatment protocols.
Erwinaze is exclusively licensed to us for worldwide marketing, sales and distribution by Porton Biopharma Limited, or PBL, a company that is wholly owned by the U.K. Secretary of State for Health. PBL also manufactures the product for us and is our sole supplier for Erwinaze. We are obligated to make tiered royalty payments to PBL based on worldwide net sales of Erwinaze. Our license and manufacturing agreement with PBL expires in December 2020, subject to automatic five-year extensions unless terminated by either party in writing by December 2018. Either party has the right to terminate the agreement in the event of the other party’s uncured material breach or insolvency. For more information regarding Erwinaze supply, see “Business—Manufacturing” in this Part I, Item 1 and the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.
Erwinaze has no patent protection. It was awarded orphan drug exclusivity for the treatment of ALL in the U.S. until November 2018, and we believe that it is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the U.S. Biologics Price Competition and Innovation Act, or BPCIA.
Defitelio
Defibrotide, the API in Defitelio, is the sodium salt of a complex mixture of single-stranded oligodeoxyribonucleotides derived from porcine DNA. In in vitro studies, defibrotide has shown a number of pharmacological effects that suggest it has a role in both protection of the endothelial cells that form the inner lining of blood vessels and restoration of the balance between clot formation and breakdown in the blood.
Defibrotide has been developed for the treatment and prevention of VOD, a potentially life-threatening complication of HSCT. Stem cell transplantation is a frequently used treatment modality for hematologic cancers and other conditions in both adults and children. Certain conditioning regimens used as part of HSCT can damage the cells that line the hepatic vessels, which is thought to lead to the development of VOD, also referred to as SOS, a blockage of the small vessels in the liver, that can lead to liver failure and potentially result in significant dysfunction in other organs such as the kidneys and lungs. Severe VOD is the most extreme form of VOD and is associated with multi-organ failure and high rates of morbidity and mortality. An analysis of retrospective data, prospective cohort studies and clinical trials published between 1979 and 2007 found that the

100-day mortality rate in severe VOD cases is greater than 80%. Based on data from published surveys and our market research, we calculated that, in Europe, of the estimated approximately 35,000 patients undergoing HSCT in 2014, approximately 6,300 were considered at high risk for the development of VOD, and the incidence of VOD was approximately 3,600 patients; in the U.S., of the estimated approximately 20,000 patients undergoing HSCT in 2014, approximately 3,000 were considered at high risk for the development of VOD, and the incidence of VOD was approximately 1,000 to 2,000 patients. Our review of relevant literature and market research also suggests that about one-third to two-thirds of VOD patients may be eligible for treatment using defibrotide.
In October 2013, the European Commission, or EC, granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe VOD in adults and children undergoing HSCT. Defitelio is also the only approved treatment for this potentially life-threatening condition in the EU. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. In those European markets where Defitelio is approved but not yet launched, our medical science liaisons and medical directors respond to medical information requests regarding defibrotide and provide information consistent with local treatment protocols. We intend to eventually commercialize Defitelio in all European markets where it has marketing authorization. We also continue to provide patients access to defibrotide where it is not commercially available outside the U.S. on a named patient basis.
In March 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
In 2016, Defitelio/defibrotide product sales were $109.0 million, which represented 7% of our total net product sales.
In August 2014, we acquired from Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America. In exchange for the rights to defibrotide in the Americas, we made an upfront payment of $75.0 million to Sigma-Tau and also made milestone payments of $175.0 million comprised of (i) $25.0 million upon the acceptance for filing by the FDA of the first NDA for defibrotide for VOD, paid in the fourth quarter of 2015; and (ii) an additional $150.0 million upon FDA approval of defibrotide for VOD, paid in the second quarter of 2016.
Defibrotide has received orphan drug designation to treat and prevent VOD from the European Medicines Agency, or EMA, and the Korean Ministry of Food and Drug Safety. The Commonwealth of Australia-Department of Health has granted defibrotide orphan drug designation for the treatment of VOD. In addition, the EMA also granted orphan drug designation to defibrotide for the prevention of graft versus host disease, or GvHD, another potentially fatal complication of HSCT that afflicts up to 50% of all donor transplant patients. We are also developing defibrotide for other potential indications. For more information regarding defibrotide development, see “Business—Research and Development” in this Part I, Item 1.
The drug substance defibrotide was developed and is manufactured in our facility in Italy. The finished product is manufactured for us by a single source supplier. For more information regarding Defitelio/defibrotide supply, see “Business—Manufacturing” in this Part I, Item 1 and the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.
The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have a portfolio of U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, which will expire at various times between April 2017 and June 2035.
Prialt and other products
We also commercialize Prialt, an intrathecally administered infusion of ziconotide, approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted, and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. Intrathecal therapy is the delivery of the drug into the intrathecal space in the spine through an infusion system comprised of a programmable infusion pump and catheter. For most patients who achieve good pain relief and tolerability with Prialt, pain relief can be maintained over time without cumulative toxicity. Prialt is the only FDA-approved non-opioid intrathecal analgesic. We have worldwide rights to Prialt, excluding certain countries outside of the U.S. licensed by Eisai Co. Limited, or Eisai, from Elan Pharmaceuticals, Inc. (subsequently acquired by Perrigo Company plc) in May 2010. We sell the product in the U.S., and we supply Prialt to Eisai, which sells the product in certain countries outside of the U.S.
We also sell psychiatry and other products in the U.S.

Research and Development
Our development projects currently include clinical development of new product candidates, activities related to line extensions for existing products and the generation of additional clinical data for existing products in our sleep and hematology/oncology therapeutic areas.
In the sleep therapeutic area, we have the following ongoing and planned development programs:

•	JZP-110.
Phase 3 Clinical Trials. JZP-110 is a late-stage investigational compound being developed for potential treatment of ES in patients with narcolepsy and ES in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We are conducting two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In the third quarter of 2016, we completed enrollment in the two Phase 3 clinical trials in patients with ES associated with OSA. In the fourth quarter of 2016, we completed enrollment in the Phase 3 clinical trial in patients with ES associated with narcolepsy. We enrolled approximately 890 patients in these three trials in the aggregate. We expect preliminary data from the trials in patients with ES associated with OSA by the end of the first quarter of 2017 and from the trial in patients with ES associated with narcolepsy in the second quarter of 2017. Subject to the results of these trials, we are planning to submit an NDA to the FDA in late 2017. In addition, we expect to enroll approximately 600 patients from our Phase 2 and Phase 3 clinical trials in an ongoing open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110.
Phase 2 Clinical Trial. We commenced patient enrollment in a Phase 2 clinical trial of JZP-110 in patients with ES associated with Parkinson’s disease in the first quarter of 2017. We expect to enroll approximately 50 adult patients in this trial. There are no FDA-approved therapies for ES in Parkinson’s disease in the U.S.
Other Activities. We are also evaluating future pipeline expansion opportunities for JZP-110 in other disorders and conditions, as well as opportunities for geographic expansion.

•	Xyrem.
Phase 3 Clinical Trial of Xyrem in Children and Adolescents. While in many patients narcolepsy can begin during childhood and adolescence, there is limited information on the treatment of pediatric narcolepsy patients with Xyrem. We have worked with the FDA and several leading specialists to design a clinical trial to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. In the fourth quarter of 2014, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. We completed enrollment in this trial in the fourth quarter of 2016 and, subject to the results of the trial, anticipate submitting an sNDA and pediatric written request report to the FDA in the fourth quarter of 2017.

•	JZP-507.
JZP-507 is an investigational drug candidate that in a pilot study has demonstrated bioequivalence to Xyrem with a 50% reduction in sodium content compared to Xyrem. We are investigating JZP-507 for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We believe that JZP-507 would offer a clinically meaningful benefit to patients compared to Xyrem. We anticipate submitting an NDA to the FDA by the first quarter of 2018.

•	JZP-258.
JZP-258 is an investigational new drug candidate that contains 90% less sodium than Xyrem and is being developed for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We believe that JZP-258 would offer a clinically meaningful benefit to patients compared to Xyrem. We are planning to initiate a Phase 3 clinical trial of JZP-258 in the EU and U.S. in the first quarter of 2017, and, subject to the results of this trial, we anticipate submitting an NDA to the FDA in 2019.
Other Activities. We are also pursuing activities related to the potential development of once-nightly dosing options for narcolepsy patients that we believe would provide clinically meaningful improvements to patients compared to Xyrem. We are exploring formulation options, including an evaluation of deuterated oxybate.
In the hematology and oncology therapeutic area, we have the following ongoing and planned development activities:

•
Vyxeos (CPX-351). Through the acquisition of Celator Pharmaceuticals, Inc., or Celator, in July 2016, or the Celator Acquisition, we acquired worldwide development and commercialization rights to Vyxeos, an investigational product in development as a treatment for high-risk AML. Vyxeos is currently not approved as a marketed product in any jurisdiction. We initiated a rolling submission of an NDA for Vyxeos to the FDA in the third quarter of 2016. We expect to complete the NDA submission by the end of the first quarter of 2017 and to submit an MAA for Vyxeos to the EMA in the second half of 2017. Our ability to complete the NDA submission on our anticipated timing remains subject to our ability to complete necessary pre-filing activities, including chemistry, manufacturing and controls, or CMC, activities, in order to support our application for marketing approval. We also expect to conduct additional activities, including with respect to CMC, in support of approval of our NDA for Vyxeos after we complete the NDA submission.
FDA Breakthrough Therapy designation has been granted for Vyxeos for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes. Breakthrough Therapy designation is a process designed to expedite the development and review of a drug that is intended to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints. In addition, the FDA has granted Fast Track designation to Vyxeos for the treatment of elderly patients with secondary AML. Fast Track is a designation by the FDA of an investigational drug for expedited review to facilitate development of drugs which treat a serious or life-threatening condition and fulfill an unmet medical need.
We are also assessing the potential for approval of Vyxeos in other countries and for development of Vyxeos in indications in addition to the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes.

•	Defibrotide.
Phase 3 Clinical Trial. We enrolled the first patient in a Phase 3 clinical trial of defibrotide to evaluate the safety and efficacy of defibrotide for the prevention of VOD in high-risk and very high-risk patients following HSCT in the first quarter of 2017. We expect to enroll approximately 400 patients in this global trial and, depending on the results from the interim analysis, the enrollment could increase to up to approximately 600 patients.
Planned Phase 2 Clinical Trial. We expect to initiate a Phase 2 proof of concept trial to evaluate defibrotide for the prevention of aGvHD following HSCT in the fourth quarter of 2017.
Other Activities. We are pursuing regulatory approval of defibrotide in Canada. We are also evaluating the potential of defibrotide in additional post-HSCT complications, as well as investigating defibrotide’s potential utility in other serious, life-threatening conditions.

•
Asparaginase Programs. We are pursuing activities related to the development of improved products for patients with ALL, including an effective, well-tolerated and long-acting recombinant crisantaspase that could offer clinically meaningful benefits compared to Erwinaze. In addition, in July 2016, we entered into an agreement with Pfenex Inc., or Pfenex, under which Pfenex granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates. The agreement includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex.

We recorded research and development expenses of $162.3 million, $135.3 million and $85.2 million in 2016, 2015 and 2014, respectively. We also recorded charges of $23.8 million, $0.0 million and $202.6 million to in-process research and development in 2016, 2015 and 2014, respectively.

Sales and Marketing
We have commercial operations primarily in the U.S. and Europe. In the U.S., our products are marketed through our commercial teams, including more than 150 trained, experienced sales professionals who promote Xyrem, Erwinaze, Defitelio and Prialt directly to physicians in specialties appropriate for each product. Outside of the U.S., our hematology and oncology sales force has approximately 28 hematology field specialists responsible for promoting Erwinase and Defitelio in approved markets where we commercialize these products.
Our commercial activities include marketing-related services, distribution services and commercial support services. We employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a geographic territory of significant size. We believe that the size of our sales force is appropriate to effectively reach our target audience for our marketed products in the specialty markets in which we currently operate. We promote Defitelio along with

Erwinaze to many hematology and oncology specialists who operate in the same hospitals, and we believe that we benefit from operational synergies from this overlap. Continued growth of our current marketed products and the launch of any future products may require further expansion of our sales force and sales support organization in the U.S. and internationally.

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
Our ability to continue to grow requires that we compete successfully with other pharmaceutical companies for product and product candidate acquisition and in-licensing opportunities. These competitors include other specialty pharmaceutical companies and established companies that may have a competitive advantage over us due to their size and financial resources.
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs, including in connection with the FDA’s recent approval and tentative approvals of generic versions of Xyrem. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the U.S. allows for, and in some instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective in their approved indications.
Our products and product candidates may also compete in the future with new products currently under development by others. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products that may render our products obsolete or noncompetitive.
Our products face competition as described below:

•
Xyrem. Xyrem is the only product approved by the FDA and currently marketed in the U.S. for the treatment of both cataplexy and EDS in patients with narcolepsy. On January 17, 2017, the FDA announced approval of Roxane’s ANDA for a generic version of Xyrem. The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product. Roxane’s approval also includes a waiver that permits Roxane to use a separate REMS program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal and one for Ranbaxy, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. However, the timing of any potential commercial launch of a generic version of Xyrem is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation. For further discussion of ongoing patent litigation and related proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K and the risk factor under the heading “The approval and launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” in Part I, Item 1A of this Annual Report on Form 10‑K. For further discussion regarding the risks associated with FDA approval of the Roxane ANDA, tentative approval of the Amneal and Ranbaxy ANDAs, potential approval or tentative approval of additional ANDAs and the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business-Government Regulation-The Hatch-Waxman Act” in this Part I, Item 1 and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.

•
As alternatives to Xyrem, cataplexy is often treated with tricyclic antidepressants and selective serotonin reuptake inhibitors, or SSRIs, or selective norepinephrine reuptake inhibitors, or SNRIs, even though these products are not approved by the FDA for the treatment of cataplexy. Tricyclic antidepressants are a class of antidepressant drugs first used in the 1950s. The use of these drugs can often result in somnolence, which exacerbates the EDS already experienced by all patients with narcolepsy. SSRIs and SNRIs are compounds typically used for the treatment of clinical depression. Somnolence and insomnia are commonly reported side effects of SSRIs, while loss of sleep is a commonly reported side effect of SNRIs. These side effects may be problematic for patients with narcolepsy.
The only other products both approved by the FDA and currently marketed for the treatment of EDS in patients with narcolepsy are Provigil® (modafinil) and Nuvigil® (armodafinil), which are marketed by Teva Pharmaceutical Industries Limited, or Teva, and generic versions of Provigil. Provigil, its generic equivalents and Nuvigil are also approved for improving wakefulness in patients with EDS associated with treated OSA or shift work disorder. Xyrem is often used in conjunction with stimulants and wakefulness promoting agents, including Provigil, its generic equivalents and Nuvigil, which are administered during the day.
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that recently received marketing approval in Europe. While this product is currently not approved by the FDA for marketing in the U.S. or, to our knowledge, subject to a pending application for such approval, the receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy, or marketing approval and commercialization of other products currently being developed for the treatment of narcolepsy, could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment. If Avadel is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would compete directly with Xyrem and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

•
Defitelio. Defitelio is the only approved treatment in the U.S. for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT and the only approved treatment in the EU for severe VOD in adults and children undergoing HSCT. Various anti-clotting strategies have been tried by researchers in patients with VOD with mixed results, including Activase (alteplase), a recombinant tissue plasminogen activator marketed by Genentech, Inc., generic heparin sodium injection and Thrombate III (antithrombin III (human)), marketed by Grifols Therapeutics, Inc. While there is currently no direct competition to Defitelio to treat severe VOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence rate of VOD and demand for Defitelio.

•
Vyxeos. AML, a cancer indication for which we intend to commercialize Vyxeos, has established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  There are existing options for the treatment of newly-diagnosed AML patients who can tolerate chemotherapy, such as cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products in development for use as treatment options for AML patients, such as targeted agents (FLT-3, IDH-1, IDH-2, CD-33, CAR T-cell). Some of the patient populations being studied for these products in development overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.

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

•
our ability to comply with applicable laws, regulations and regulatory requirements with respect to the commercialization of our products, including any changes to, or uncertainties around, regulatory restrictions;

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
For more information on the competitive risks we face generally, see the risk factor under the heading “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in Part I, Item 1A of this Annual Report on Form 10-K.

Customers and Information About Geographic Areas
In the U.S., our lead marketed product, Xyrem, is sold to one specialty pharmacy, Express Scripts, which ships Xyrem directly to patients. Erwinaze and Defitelio are sold to hospitals through a specialty distributor, McKesson Corporation. Prialt is sold in the U.S. through an exclusive pharmacy to other pharmacies and medical facilities, and our other products are sold in the U.S. primarily to distributors who distribute the product to pharmacies and hospitals. We have distribution services agreements made in the ordinary course of business with these distributors, which include prompt payment discounts and various standard service fees or rebate arrangements. Purchases are made on a purchase order basis.
Outside of the U.S., we distribute Erwinase through Durbin PLC, a U.K.-based wholesaler and distributor, to hospitals and local wholesalers in Europe where we market Erwinase directly and, in markets where we do not market Erwinase directly, to local distributors and wholesalers in Europe and elsewhere in the world. We distribute Defitelio in European countries where the product has been launched commercially primarily through IDIS Limited, or IDIS, a U.K.-based distributor. We also work with IDIS and a number of local distributors in Europe and elsewhere in the world to distribute defibrotide on a named patient basis. Xyrem is currently sold in 21 countries by UCB (which has rights to market Xyrem in 54 countries) and in Canada by Valeant. Eisai has rights to market Prialt in numerous countries outside of the U.S. While we retain the rights to Prialt in the remaining non-U.S. territories, we are not currently selling the product outside of the U.S.
Information on our total revenues by product, attributed to U.S. and non-U.S. sources and attributed to customers who represented at least 10% of our total revenues in each of 2016, 2015 and 2014, as well as the location of our long-lived assets, is included in Note 14 to our consolidated financial statements in this Annual Report on Form 10-K.
We are headquartered in Dublin, Ireland. We also have offices in Palo Alto, California; Philadelphia, Pennsylvania; Ewing, New Jersey; Vancouver, British Columbia; Oxford, United Kingdom; Lyon, France; Villa Guardia (Como), Italy; Athlone, Ireland; and elsewhere in Europe. For a discussion of risks related to our operations, see the risk factors under the headings “Risks Related to Our Business,” “Risks Related to Our Industry” and “Risks Related to Our Financial Condition and Results” in Part I, Item 1A of this Annual Report on Form 10-K and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.

Manufacturing
We received FDA approval of our manufacturing and development facility in Ireland in June 2016, and we commenced commercial operations at this facility in the third quarter of 2016. We are using this facility for the manufacture of Xyrem and plan to also use this facility for the manufacture of development-stage product candidates. However, other than our Ireland facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates, or their APIs, or packaging capability. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs. We have a single source of supply for most of our marketed products, product candidates and their APIs. We and our manufacturers may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. These difficulties can be heightened when we or our suppliers are required to produce finished product at commercial scale or to produce increased quantities to meet growing demand. In addition, we and our suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and other equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, particularly Xyrem and Erwinaze, because we maintain limited inventories for these products, we may be unable to meet commercial demand for such products.
Xyrem. In 2010, we entered into an agreement with Siegfried (USA) Inc., subsequently renamed Siegfried USA, LLC, or Siegfried, for the supply of sodium oxybate, the API of Xyrem. Siegfried was approved by the FDA as our supplier in November 2011 and now supplies sodium oxybate to our U.S.-based manufacturer of Xyrem and, through a Siegfried affiliate in Europe, to our Ireland manufacturing facility. Although Siegfried has been our only supplier of sodium oxybate since 2012, we have the right to purchase a portion of our worldwide requirements of sodium oxybate from other suppliers. Under our agreement, we provide periodic rolling forecasts to Siegfried, and a portion of each rolling forecast constitutes a firm purchase order. The agreement with Siegfried expires in April 2021, subject to automatic three-year extensions until either party provides notice to the other of its intent to terminate the agreement at least 18 months before the end of the then-current term. Either party has the right to terminate the agreement in the event of the other party’s uncured material breach or insolvency. During the term of the agreement and, under certain circumstances for 18 months after the agreement terminates, Siegfried is not permitted to manufacture sodium oxybate for any other company.
Effective October 1, 2015, we entered into a Master Manufacturing Services Agreement, or the Master Agreement, with Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon. The Master Agreement establishes the general terms and conditions pursuant to which Patheon will provide manufacturing services for drug products, including Xyrem and Defitelio, as specified by us in product agreements entered into from time to time. Although we have commenced manufacturing of Xyrem in our Ireland facility, we expect to rely on Patheon as our U.S.-based supplier of Xyrem for the foreseeable future. However, we are not required to purchase Xyrem exclusively from Patheon. The Master Agreement expires on December 31, 2020 and may be extended for additional two-year terms if Patheon is then providing manufacturing services for any product, unless either party provides 18 months prior notice of termination. In addition, we may terminate the Master Agreement for any reason upon 12 months’ prior written notice, and either party has the right to terminate the agreement in the event of the other party’s uncured material breach.
Quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S.-based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for a quota request, obtaining sufficient DEA quotas can be a difficult and time-consuming process. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. The need for quotas has prevented us in the past, and may prevent us in the future, from building significant inventories. For information related to DEA quota requirements, see “Business—Government Regulation—Other Regulatory Requirements—Controlled Substance Regulations” in this Part I, Item 1.
Erwinaze. Erwinaze is exclusively licensed to us, and manufactured for us, by PBL, which is our sole supplier for Erwinaze. Our license and manufacturing agreement with PBL expires in December 2020, subject to automatic five-year extensions unless terminated by either party in writing by December 2018. Either party has the right to terminate the agreement in the event of the other party’s uncured material breach or insolvency. We provide periodic rolling forecasts to PBL, and a portion of each rolling forecast constitutes a firm purchase order. The Erwinaze BLA includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL.
In January 2017, the FDA issued a warning letter to PBL citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA. Any failure to do so could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. and other countries in the third and fourth quarters of 2016. We cannot predict whether the FDA’s required remediation activities in connection with the warning letter will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted.
Under our agreement with PBL, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze.
For further information regarding the risks we face with respect to the manufacture and supply of Erwinaze, see the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects.” in Part I, Item 1A of this Annual Report on Form 10-K.
Defitelio/defibrotide. We are our sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide drug compound. We manufacture the defibrotide compound in a single facility located in Villa Guardia, near Como, Italy. Patheon currently processes the defibrotide compound into its finished vial form under a specific product agreement entered into under our master agreement with Patheon. Patheon is the sole provider of our commercial and clinical supply of Defitelio; however, we are not required to purchase Defitelio exclusively from Patheon. In 2015, the FDA issued an FDA Form 483 to Patheon Italia that included observations related to the Ferentino, Italy facility that manufactures Defitelio. Although we are advised that Patheon Italia remediated the observations to the FDA’s satisfaction, the FDA will continue to inspect and evaluate this facility for ongoing compliance with applicable requirements. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
Product Candidates. Certain of our product candidates and their APIs are supplied to us by third party contract manufacturers. To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our product candidates, we need to have sufficient quantities of product manufactured. In addition, to obtain FDA approval of any product candidate, we or our supplier or suppliers for that product will need to obtain approval by the FDA to manufacture and supply product, in some cases based on qualification data provided to the FDA as part of an NDA submission. Any failure of us or a supplier to obtain FDA approval to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.
Vyxeos is manufactured using Celator’s CombiPlex technology. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, which is a sole source supplier from a single site location.
For further discussion of the challenges we face with respect to supply of our products and product candidates, see the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10‑K.

Patents and Proprietary Rights
We actively seek to patent, or to acquire or obtain licenses to third party patents, to protect our products and related inventions and improvements that we consider important to our business. We own a portfolio of U.S and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, uses to treat particular conditions, distribution methods and methods of administration, drug delivery technologies and delivery profiles and methods of production. Patents extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The patent laws of non-U.S. countries differ from those in U.S., and the degree of protection afforded by non-U.S. patents may be different from the protection offered by U.S. patents.
The patents and patent applications that relate to our lead marketed products include:

•
Xyrem. We have 22 patents relating to Xyrem that expire at various times from December 2019 to March 2033, of which 18 are listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book. These patents relate to Xyrem’s stable and microbially resistant formulation, its manufacturing process, its method of use, including its restricted distribution system, and its method of administration. Of the patents listed in the Orange Book, five are formulation patents expiring between December 2019 and July 2020; seven are REMS patents, expiring between December 2022 and June 2024; three are method of use patents covering Xyrem’s use in narcolepsy, which expire in December 2019; and three are method of administration patents relating to a drug-drug interaction, or DDI, between Xyrem and divalproex sodium expiring in March 2033. Four patents are not listed in the Orange Book but also relate to Xyrem: two for methods for making the formulation expiring December 2019, one for a distribution system expiring June 2024 and one for method of administration expiring March 2033. We have received a pediatric written request from the FDA, and we intend to submit the results of a pediatric clinical study in response to this request. If the FDA determines that the submission meets the terms and conditions of the written request, then six months of pediatric exclusivity will be added to the term of each patent listed for Xyrem in the Orange Book. A Xyrem formulation patent has issued in multiple non-U.S. countries and will expire in December 2019. In addition to our issued patents, we have patent applications relating to Xyrem pending in the U.S. and other countries.

Seven companies sent us notices that they had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, and in January 2017, the FDA granted approval of one, and tentative approvals of two, of these ANDAs. We filed patent lawsuits against each of these seven companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents, and we have entered into settlement agreements with two of these companies.
In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an inter partes review on a seventh REMS patent, declining to review 25 of 28 claims. A PTAB decision on the three claims that were tried is expected before the end of the first quarter of 2017.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three patents relating to the safe and effective use of Xyrem by decreasing the dose of Xyrem when used concomitantly with divalproex sodium, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful.
We cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic sodium oxybate product, its package insert or the generic sodium oxybate REMS infringes any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem or instead require the ANDA filers to pay damages in the form of lost profits or a reasonable royalty.
For a description of the foregoing matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in this Part I, Item 1, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.

•
Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have a portfolio of U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, which will expire at various times between April 2017 and June 2035. None of these patents are listed in the Orange Book.

•
Erwinaze. Erwinaze has no patent protection. It was awarded orphan drug exclusivity for the treatment of ALL in the U.S. until November 2018, and we believe that it is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA. For more details, see “Business—Government Regulation—Orphan Drug and Other Exclusivities” in this Part I, Item 1.

The patents and patent applications that relate to our product candidates include:

•
Vyxeos. Vyxeos and its related technologies are claimed in multiple U.S. and non-U.S. patents. We acquired rights to Vyxeos, the CombiPlex technology platform and related technologies in the Celator Acquisition. We have a portfolio of U.S. and non-U.S. patents and patent applications relating to Vyxeos, including three U.S. formulation patents expiring between September 2027 and April 2029 and two U.S. patents covering the CombiPlex technology platform expiring in January 2027, subject to any patent term extensions.

•
JZP-110. JZP-110 and its associated uses are claimed in multiple U.S. and non-U.S. patents and patent applications. We acquired rights to JZP-110 from Aerial in January 2014, including Aerial’s patent rights relating to JZP-110, other than in certain jurisdictions in Asia where SK retains rights. One of the U.S. composition of matter patents expired in September 2015. Two U.S. method of use patents covering treatment of sleep-related conditions will expire in June 2026 and August 2027, subject to any patent term extension.

•
JZP-507 and JZP-258. Certain patents and patent applications relating to Xyrem cover JZP-507 and JZP-258. In addition, JZP-507 and JZP-258 are claimed in formulation patents that will expire in January 2033.

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
We also rely on trade secrets and other unpatented proprietary information, to protect our products and commercial position, particularly with respect to our products with limited or no patent protection, such as Erwinaze. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. In addition, if our employees, consultants, advisors or partners develop inventions or processes independently, or jointly with us, that may be applicable to our products, disputes may arise about ownership or proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property but may remain the property of those third parties or their employers. Enforcing a claim that a third party illegally obtained, or is using any of our inventions or trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
Failure to obtain or maintain patent and/or trade secret protection, for any reason, could have a material adverse effect on our business. See the risk factors under the heading “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
In addition, we have a number of trademarks and service marks, and pending trademark and service mark applications, in the U.S. and elsewhere in the world to further protect the proprietary position of our products.

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
To obtain FDA approval of a product candidate, an applicant, also called a sponsor, must, among other things, submit the data and information described above in the form of an NDA or BLA, as applicable, and pay a user fee. The development of data and the preparation of necessary applications are expensive and time-consuming, and the outcomes are uncertain. The steps required before a drug or biologic may be approved for marketing in the U.S. generally include: preclinical laboratory tests and animal tests; submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence; adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic for each indication; the submission to the FDA of the NDA or BLA; satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made, analyzed and stored to assess compliance with cGMP; potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the application; and FDA review and approval of the application.
Human clinical trials conducted before approval of a product for a specific indication generally proceed in three sequential phases, although the phases may overlap. Clinical trials must be conducted in accordance with general investigational plans and protocols, as well as the FDA’s requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. In Phase 1, the initial introduction of the drug into human subjects, the drug is typically tested to assess metabolism, pharmacokinetics, pharmacological actions and side effects associated with increasing doses. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients. In addition, Phase 4, or post-approval, clinical trials may be required by the FDA and are used to gain additional safety data or to document a clinical benefit in the case of products approved under Accelerated Approval regulations.
The FDA performs an initial review of a submitted NDA or BLA before it accepts it for filing and may refuse to file an application and/or request additional information before acceptance. Once an NDA or BLA submission is accepted for filing, the FDA begins an in-depth review of the application. Under the current goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for a new molecular entity, the FDA has twelve months from submission in which to complete its initial review of a standard application and respond to the applicant, and eight months for a priority application for a new molecular entity. The FDA does not always meet its PDUFA goal dates, and in certain circumstances the PDUFA goal date may be extended. The FDA may not act quickly or favorably in reviewing applications, and we may encounter significant difficulties or costs in any efforts to obtain FDA approvals, which could delay or preclude us from marketing our product candidates. PDUFA was first authorized by the U.S. Congress in 1992, and, among other things, permits the FDA to collect “user fees" from pharmaceutical manufacturers to fund the drug approval process.  These user fees have been reauthorized by the U.S. Congress four times since 1992, most recently in 2012 with the authorization of PDUFA V.  PDUFA V expires on September 30, 2017, and we cannot predict whether user fees will be reauthorized or on what terms, or the impact of any failure to reauthorize user fees on the FDA’s PDUFA goal dates.
If the FDA determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks, a sponsor may be required to include a proposed REMS (as part of the application or after approval), which may include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits; a plan for communication to healthcare providers; and restrictions on the product’s distribution referred to as elements to assure safe use, or ETASU. For example, Xyrem is required to have a REMS. See the discussion regarding REMS under “Business—Government Regulation—The Hatch-Waxman Act” below and in the risk factors under the headings “The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
During the review of a marketing application, the FDA also evaluates any manufacturing and nonclinical and clinical trial facilities for the proposed product. When the FDA’s evaluation is complete, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA may also refer an application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.
The FDA has and has used various programs, including Fast Track, Priority Review, Breakthrough Therapy and Accelerated Approval (Subpart H and E), that are intended to expedite the process for reviewing certain applications and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, drugs and biologics may be eligible for one or more of these programs if they are intended for serious or life-threatening diseases or conditions, have potential to address unmet medical needs, or may provide meaningful benefit over existing treatments.
Outside of the U.S., our ability to market a medicinal product generally depends upon receiving a marketing authorization from the appropriate regulatory authority. The requirements governing the conduct of clinical trials, obtaining marketing authorization, fulfillment of pharmacovigilance obligations, obtaining pricing and reimbursement and related matters vary widely from country to country. In any country, however, we will generally be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy and grants a related authorization. The time needed to secure approval for medicinal products may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with regulation by the FDA and certain state regulatory agencies as described below.
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
The initial marketing authorization granted in the EU is valid for five years. Once renewed, the authorization is usually valid for an unlimited period unless the national competent authority or the EC decides, following a related opinion from the EMA and on justified grounds relating to pharmacovigilance, which could include exposure of an insufficient number of patients to the product concerned, to proceed with one additional five-year renewal. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.
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
Clinical studies must currently be conducted in accordance with the requirements of the EU Clinical Trials Directive and applicable good clinical practice standards, as implemented into national legislation by EU member states. All entities conducting clinical trials in the EU will be required to comply with the requirements of the new EU Clinical Trials Regulation, which is anticipated to enter into force in mid-2018. The new EU Clinical Trials Regulation, which will replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and an obligation on sponsors to publish clinical trial results.
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
Alternatively, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which updated certain sections of the FDCA, establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of products already covered by an approved NDA. The first path, under Section 505(b)(2), is for the approval of a product that is similar, but not identical, to a previously-approved brand-name product, which is referred to as the reference listed drug, or RLD. Under this path, the applicant is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective and must submit its own product-specific data of safety and effectiveness to the extent necessary because of the differences between the products. The FDA may then approve the new drug product for all or some of the label indications for which the RLD has been approved or for a new indication sought by the Section 505(b)(2) applicant.
The second path established under the Hatch-Waxman Act is for the approval of generic drugs. Section 505(j) of the FDCA permits the submission of an ANDA for a generic version of an approved, brand-name drug. Generally, an ANDA must contain data and information showing that the proposed generic product and the approved RLD (1) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (2) are intended for the same uses, and (3) are bioequivalent. This data and information are provided instead of independently demonstrating the proposed generic product’s safety and effectiveness, which are inferred from the fact that the generic product is the same as the RLD the FDA previously found to be safe and effective.
To the extent that an ANDA or a Section 505(b)(2) NDA applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify that there are no patents listed for that product in the Orange Book, or that for each Orange Book-listed patent the listed patent has expired, or will expire on a particular date and approval is sought after patent expiration, or the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that approval is sought after patent expiration is called a “Paragraph III Patent Certification.” A certification that the new product will not infringe the RLD’s Orange Book-listed patents or that such patents are invalid is called a “Paragraph IV Patent Certification,” or Paragraph IV Certification. If the patent is for an approved method of use, an ANDA or Section 505(b)(2) applicant can also file a statement, called a “section viii statement,” that the application does not seek approval of the use covered by the listed patent. If the applicant does not challenge the listed patents, the ANDA or the Section 505(b)(2) NDA will not be approved until all the listed patents claiming the RLD have expired, as well as any additional period of exclusivity that might be obtained for completing pediatric studies pursuant to the FDA’s written request. The ANDA or the Section 505(b)(2) NDA may also be subject to delay in review or approval based on applicable non-patent exclusivities, such as exclusivity that results from obtaining approval of a new chemical entity or of a new use of a previously approved active ingredient.
If the applicant has provided a Paragraph IV Certification to the FDA, the applicant must also send a notice of such certification to the holder of the NDA and the relevant patent holders once the ANDA or the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the proposed generic product for infringing the patent. The filing of a patent infringement lawsuit within 45 days of receipt of a notice of

Paragraph IV Certification automatically prevents the FDA from approving the ANDA or the Section 505(b)(2) NDA until the earliest of 30 months after the NDA holder’s receipt of the notice of Paragraph IV Certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant. The 30-month stay period may also be shortened or lengthened upon order of the court in the infringement lawsuit. For drugs with five-year exclusivity, if an action for patent infringement is initiated after year four of that exclusivity period, then the 30-month stay period is extended by such amount of time so that 7.5 years has elapsed since the approval of the NDA for the RLD. This period could be extended by six months if the NDA sponsor obtains pediatric exclusivity. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant will not be subject to the 30-month stay. The FDA may issue tentative approval of an ANDA if the generic applicant meets all conditions for approval but cannot receive effective approval because the 30-month stay or another period of regulatory exclusivity, including an exclusivity held by another ANDA filer, has not expired. If an ANDA is approved after the 30-month stay and before conclusion of any relevant patent litigation at the district, and potentially appellate, court, a generic manufacturer could nonetheless choose to commercialize the generic product, also known as a “launch at risk.” In the event of such commercialization, the generic manufacturer generally would be liable for damages if the NDA holder ultimately prevails in the patent litigation.
We intend to vigorously defend any patents for our approved products, including our Orange Book-listed patents. Seven companies sent us notices of Paragraph IV Certification that they had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem before the expiration of the Orange Book-listed patents relating to Xyrem. We filed patent lawsuits against each of these companies seeking to prevent the introduction of a generic version of Xyrem that would infringe our patents. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. On January 17, 2017, the FDA announced approval of Roxane’s ANDA for a generic version of Xyrem. The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product.
On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal and one for Ranbaxy. However, the timing of any potential commercial launch of a generic version of Xyrem is uncertain. While the FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs, we do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation.  If we prevail at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead, the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. Additional ANDAs seeking to market a generic version of Xyrem and/or Section 505(b)(2) NDAs seeking approval of a product that is similar, but not identical, to Xyrem, may be filed in the future. For example, Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation that is undergoing clinical trials, has indicated that it intends to seek approval of its product candidate using a 505(b)(2) NDA approval pathway. For a further description of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with ETASU is required to have a REMS with the same elements as the RLD and (ii) the ANDA drug and the RLD shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and approve an ANDA with a separate REMS with differing but comparable aspects of ETASU if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the RLD that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA applicant and the sponsor of the RLD before granting a waiver of the single shared system requirement. The FDCA further states that a REMS shall not be used by the NDA holder to block or delay generic drugs from entering the market.
The FDA approval of the Roxane ANDA on January 17, 2017 includes a waiver of the shared-REMS requirement that permits Roxane to use a separate REMS program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. Specifically, the FDA stated that both the Xyrem REMS and the generic sodium oxybate REMS require that (1) healthcare providers who prescribe the drug be specially certified; (2) the drug be dispensed only by pharmacies that are specially certified; and (3) the drug be dispensed and shipped only to patients who are enrolled in the REMS program with documentation of safe use conditions. However, the FDA stated that the generic sodium oxybate REMS, unlike the Xyrem REMS, permits multiple certified pharmacies and multiple databases that are connected via an electronic “switch” system. The generic sodium oxybate REMS also requires the certified pharmacies in its system to contact the Xyrem REMS program to verify that the patient has no other active prescriptions for Xyrem that overlap with the generic prescription to be filled and to identify any patient and prescriber disenrollments from the Xyrem system for suspected abuse, misuse and diversion. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of the waiver-granted REMS. We will evaluate whether the FDA’s waiver of the requirement for a single, shared system REMS in connection with approval and tentative approval of the ANDAs meets the conditions for such a waiver under applicable law and, to the extent that we determine that the waiver was not permissible under applicable law, will evaluate potential challenges to the FDA’s waiver decision. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA. We expect that the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. The Hatch-Waxman Act prohibits the FDA from accepting for review an ANDA or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a Paragraph IV Certification is permitted after four years, which may trigger litigation leading to a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA that could extend to 7.5 years after approval of the RLD. Protection under the Hatch-Waxman Act will not prevent the submission or approval of another “full” NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application.
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
The FDA approved Xyrem as an orphan drug for the treatment of EDS and cataplexy in patients with narcolepsy, but those periods of orphan drug exclusivity have expired. Erwinaze has orphan drug exclusivity for the treatment of ALL until November 2018, seven years from its FDA approval. Defibrotide has orphan drug designation to treat and prevent VOD until March 2023, seven years from its FDA approval.

Separately, Erwinaze, as a biologic product approved under a BLA, is subject to the BPCIA. The BPCIA authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic through an abbreviated pathway. The BPCIA establishes criteria for determining whether a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process for an abbreviated BLA for a biosimilar product to be submitted, reviewed and approved. The BPCIA provides periods of exclusivity that protect a reference product from competition by biosimilars. Under the BPCIA, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar cannot be licensed until 12 years after the reference product was first licensed. Because the BPCIA is a relatively new law, we anticipate that its impact on both reference product sponsors and biosimilar applicants will evolve over a period of years. Its implementation likely will be shaped by a variety of factors, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. We believe that Erwinaze will receive exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA.
Products also may be eligible for six months of additional exclusivity and patent protection if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within statutory time limits, whatever statutory or regulatory periods of exclusivity or listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the period during which, because of regulatory exclusivity or listed patents, the FDA cannot approve an ANDA or 505(b)(2) NDA. We will consider seeking pediatric exclusivity for our products if we meet the legal requirements and believe it will be commercially beneficial. For example, in the fourth quarter of 2014, in response to a written request from the FDA to generate additional data, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. We completed enrollment in this trial in the fourth quarter of 2016 and, subject to the results of the trial, anticipate submitting an sNDA and pediatric written request report to the FDA in the fourth quarter of 2017.
In the EU, orphan drug designation may be granted to products that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or that, for economic reasons, would be unlikely to be developed without incentives. In order to receive orphan drug designation, there must also be no satisfactory method of diagnosis, prevention or treatment of the condition, or if such a method exists, the medicine must potentially be of a significant benefit to those affected by the condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU member states and a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, access to the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. Defibrotide received orphan drug designation to treat and prevent VOD from the EMA prior to grant of marketing authorization in the EU. It has also received orphan designation from the Korean Ministry of Food and Drug Safety for this indication. The Commonwealth of Australia-Department of Health has granted defibrotide orphan drug designation for the treatment of VOD. In addition, the EMA also granted orphan drug designation to defibrotide for the prevention of GvHD, another potentially fatal complication of HSCT.
Post-Approval Regulation
After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, modifying a REMS or making certain additional labeling claims, are subject to further regulatory review and approval. Obtaining approval for a new indication generally requires that additional clinical studies be conducted.
Often, even after a drug or biologic has been approved by the FDA for sale, the FDA may impose certain post-approval requirements, including the conduct of additional clinical studies and trials. If such post-approval conditions are not satisfied, the FDA may impose civil monetary penalties, declare the product misbranded or prohibit the introduction of the drug in interstate commerce. Holders of an approved NDA or BLA are required to: report certain adverse reactions to the FDA; comply with certain requirements concerning advertising and promotional labeling for their products; submit drug safety or adverse event reports; and continue to have quality control and manufacturing procedures conform to cGMP after approval. For example, the FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by us and PBL.
A drug product approved by the FDA may also be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. We expect that JZP-110 will be subject to scheduling under the CSA before it can be commercially launched.  At or before the time JZP-110 receives FDA approval, the FDA, the U.S. Department of Health and Human Services, or HHS, and the DEA will undertake the administrative process set out in the CSA to schedule the drug in order for the drug product to be prescribed to patients in the U.S. The CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the HHS.
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
The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require or conduct other actions, potentially including withdrawal or suspension of the product from the market. From time to time, the FDA issues drug safety communications on its adverse event reporting system based on its review of reported adverse events. For example, we changed our Xyrem label in 2012 in connection with an FDA drug safety communication reminding physicians and patients that the use of Xyrem with alcohol or central nervous system depressants can impair consciousness and lead to severe breathing problems. For more information, see the risk factor under the heading “The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in Part I, Item 1A of this Annual Report on Form 10-K.
The holder of an EU marketing authorization for a medicinal product must also comply with the EU’s pharmacovigilance legislation, which includes requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. This legislation provides the EMA and the competent authorities of the EU member states with the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. As part of the legislation and its related regulations and guidelines, marketing authorization holders may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact profitability. The EMA reviews periodic safety update reports submitted by marketing authorization holders. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing marketing authorization for the product be varied and requiring the marketing authorization holder to conduct post-authorization safety studies. The opinion is then submitted for approval by the EC. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and our third party suppliers are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA, the EMA, the competent authorities of EU member states and other regulatory authorities. The FDA also periodically inspects the sponsor’s records related to manufacturing facilities, which effort includes assessment of compliance with cGMP. Following such inspections, the FDA may issue notices on Form FDA 483 and warning letters. We and our third party suppliers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. In addition to Form FDA 483 notices and warning letters, failure to comply with the statutory and regulatory requirements may result in suspension of manufacturing, product seizure, withdrawal of the product from the market, administrative, civil and criminal penalties, among other enforcement remedies both in the U.S. and in non-U.S. countries.
In addition, various requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. Marketing authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing of medicinal products.
U.S. Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed under “Pharmaceutical Pricing and Reimbursement” in this Part I, Item 1 and the risk factor “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Legislative changes to the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. The nature and extent of any legislative changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.
Other Regulatory Requirements
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the U.S. Department of Justice, or DOJ, the Federal Trade Commission, or FTC, the U.S. Department of Commerce, or DOC, the Office of Inspector General, or OIG, of the HHS and other regulatory bodies. In addition to the FDCA, other statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers and distributors and the central pharmacy for Xyrem, are subject to many of the same requirements.

Controlled Substance Regulations
The DEA imposes various quota, registration, record keeping and reporting requirements, labeling and packaging requirements, importing, exporting, security controls and a restriction on prescription refills on certain pharmaceutical products that meet the definition of a controlled substance of listed chemical under the CSA. The states also impose similar requirements for handling controlled substances. Sodium oxybate, in the form of an API, is regulated by the DEA as a Schedule I controlled substance, a category reserved for products believed to present the highest risk of substance abuse and with no approved medicinal use. When contained in Xyrem, sodium oxybate is regulated as a Schedule III controlled substance.
The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S.-based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, our U.S.-based sodium oxybate and Xyrem suppliers are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For more information, see the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.
As a Schedule III drug, Xyrem is also subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Xyrem are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of this Annual Report on Form 10-K.
Sales and Marketing Regulations
We are also subject to various U.S. federal and state laws restricting certain marketing practices in the pharmaceutical industry, including anti-kickback laws and false claims laws. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Liability under the federal anti-kickback statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. Violations of the federal anti-kickback statute may be punished by civil and criminal fines, imprisonment, and/or exclusion from participation in federal healthcare programs. The federal civil False Claims Act, or the False Claims Act, prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the False Claims Act may result in significant financial penalties and damages. In addition, the Physician Payment Sunshine Act provisions of the Healthcare Reform Act require extensive tracking of payments and transfers of value to physicians and teaching hospitals and public reporting of the data collected, and government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports.
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
The number and complexity of both U.S. federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to

Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. The OIG has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. For more information regarding applicable laws and regulations, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products—Other Regulatory Authorities” in Part I, Item 1A of this Annual Report on Form 10-K.
The FDA, the competent authorities of the EU member states and other governmental authorities require advertising and promotional labeling to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. The FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications may not be considered final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. In recent years, certain courts have determined that the First Amendment of the U.S. Constitution permits communications regarding off-label uses of drug products, as long as such communications are truthful and not misleading. At the beginning of 2017, the FDA released proposed rule changes and draft guidance on FDA’s interpretation on the limitations of such speech. These cases and regulatory actions create additional uncertainty regarding the limits of permissible communication regarding our products.
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
Data Privacy and Protection
We are also subject to laws and regulations governing privacy and data security. These laws include security breach notification requirements and protection of consumer health information. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the U.S., the decision of the European Court of Justice that invalidated the safe harbor framework on which we previously relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In February 2016, the EC announced an agreement with the DOC to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the EC adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC and making commitments on the part of public authorities regarding access to information.
U.S.-based companies may certify compliance with the privacy principles of the Privacy Shield. Certification to the Privacy Shield, however, is not mandatory. If a U.S.-based company does not certify compliance with the Privacy Shield, it may rely on other authorized mechanisms to transfer personal data. In September 2016, we filed for certification for our U.S.-based subsidiaries under the Privacy Shield. This certification was approved in January 2017.
The privacy and data security landscape is still in flux. In September 2016, the Irish privacy advocacy group, Digital Rights Ireland, brought an action for annulment of the EC decision on the adequacy of Privacy Shield, Case T-670/16, which is pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the EU to entities in the U.S. under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.
Healthcare providers who prescribe our products and research institutions that we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors and/or adverse publicity that negatively affect our business.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals in the U.S. to change the healthcare system in ways that could impact our ability to sell our products profitably, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect to continue to experience pricing pressure in the U.S. in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit our commercial opportunity and/or negatively impact revenues from sales of our products. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies impacting pharmaceutical product pricing that are intended to curb rising healthcare costs. These cost containment measures may include federal and state controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions.
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
In addition, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of this Annual Report on Form 10-K.
Third party payors, including governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers, decide which drugs can be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide and maintain price approvals, coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For example, third party payors have started to require discounts and/or exclusivity arrangements with some drug manufacturers in exchange for including a specific product on their formularies. Any such requirements could have a negative impact on revenues from sales of our products.
Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. Certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. Both Medicare and Medicaid are administered by the Centers for Medicare and Medicaid Services, or CMS. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.
We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs and other governmental pricing programs, and we have obligations to report the average sales price for certain of our drugs to the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Risks relating to price reporting and payment obligations are further discussed in the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs would have a material adverse effect on revenues from sales of Erwinaze.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Any changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act could affect our 340B ceiling price calculations and negatively impact our results of operations. In January 2016, CMS issued a final rule, which became effective in April 2016, to implement the changes to the Medicaid rebate program under the Healthcare Reform Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final rule.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, we are obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies - the VA, U.S. Department of Defense, Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.
Similar to what is occurring inside the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the U.K., France, Germany, Ireland, Italy, Spain and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The EU member states were required to implement the provisions of the Directive into their national legislation by October 2013. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU member states of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.
In the EU, our products are marketed through various channels and within different legal frameworks. In certain EU member states, reimbursement for unauthorized products is provided through national named patient or compassionate use programs. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or are terminated or if marketing authorization is granted for the product. In other EU member states, authorization and reimbursement policies may also delay commercialization of our products, or may adversely affect our ability to sell our products on a profitable basis. After initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced EU member states.

Any additional legislation, regulations, policies or reforms relating to the healthcare industry, pharmaceutical pricing or third party coverage and reimbursement that may be enacted in the future in the U.S., the EU or the EU member states, and any negative publicity we may experience with respect to pricing of our products or the pricing of pharmaceutical drugs generally, may negatively impact the prices that we charge for our products, including Xyrem, and our commercial opportunity and/or our revenues from sales of our products. For more information, see the risk factor under the heading “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in Part I, Item 1A of this Annual Report on Form 10‑K.

Employees
As of February 21, 2017, we had approximately 1,040 employees worldwide. We consider our employee relations to be good.

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
In June 2012, we acquired EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition, and in January 2014, we completed the acquisition of Gentium S.r.l. In July 2016, we completed the Celator Acquisition.

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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 75.0% and 72.5% of our net product sales for the years ended December 31, 2016 and 2015. Our future plans assume that sales of Xyrem will increase, although our plans assume a slower rate of increase than in recent years. While Xyrem product sales grew from 2015 to 2016, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2017, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed in more detail below, including those related to:

•
the potential commercialization of a generic version of Xyrem, including in connection with the recent approval by the U.S. Food and Drug Administration, or FDA, of an abbreviated new drug application, or ANDA, for a generic version of Xyrem, as well as tentative approval of two additional ANDAs;

•	the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•
changes to, increases of or uncertainties around regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared system REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS;

•	any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors;

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing by government entities;

•	operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA;

•	any supply or manufacturing problems, including any problems with our sole source Xyrem API provider;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
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

The approval and launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, multiple third parties have filed ANDAs seeking FDA approval of generic versions of Xyrem. In addition, we are aware of a third party that has stated that it intends to file a new drug application, or NDA, under section 505(b)(2) to market a once-nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy. Notwithstanding our patents, it is possible that once its application is approved, an ANDA filer or NDA filer could introduce a competing sodium oxybate product before our patents expire if it is determined that it does not infringe our patents, or that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. As discussed below, the FDA has approved the first ANDA for Xyrem and has tentatively approved two additional ANDAs.
Seven companies sent us notices that they had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of these companies in the District Court for New Jersey, or District Court. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. In 2016, the District Court consolidated all of our pending patent litigation against West-Ward Pharmaceuticals Corp., formerly known as Roxane Laboratories, Inc., or Roxane, (with the exception of the case filed against Roxane in August 2016) and set the combined consolidated case for trial in the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the combined consolidated case involving the patents on the Xyrem distribution system, or REMS patents. We cannot predict the timing or outcome of this or the other ANDA litigation proceedings against the remaining non-settling ANDA filers, which have been consolidated as one case in the District Court, with no trial date set.
Certain ANDA filers also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. A PTAB decision on the three claims that were tried is expected before the end of the first quarter of 2017. For a description of these legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10‑K. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to the six REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
On January 17, 2017, the FDA announced approval of Roxane’s ANDA for a generic version of Xyrem. The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product. Roxane’s approval also includes a waiver that permits Roxane to use a separate REMS program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ranbaxy, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs.
The timing of any potential commercial launch of a generic version of Xyrem is uncertain. It is possible that Roxane or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before our patents expire if it is determined that any such generic version of Xyrem or sodium oxybate product does not infringe our patents, or that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. We cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic sodium oxybate product, its package insert or the generic sodium oxybate REMS infringes any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem or instead require the ANDA filers to pay damages in the form of lost profits or a reasonable royalty. However, we expect that the launch of a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, would have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with FDA approval of the Roxane ANDA, tentative approval of the Amneal and Ranbaxy ANDAs, potential approval or tentative approval of additional ANDAs and the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business-Government Regulation-The Hatch-Waxman Act” in this Part I, Item 1 of this Annual Report on Form 10-K and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would compete with Xyrem and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
After any introduction of a generic competitor, a significant percentage of the prescriptions written for Xyrem may be filled with the generic version, resulting in a loss in sales of Xyrem. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. In addition, the FDA’s approval of a separate REMS for generic sodium oxybate products means that such products could be distributed through multiple pharmacies. Such changes in the distribution of Xyrem may lead to negative experiences for patients, prescribers and the public that could impact acceptance of sodium oxybate as a treatment for EDS and cataplexy in narcolepsy. We expect that generic competition for Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information about potential competition for Xyrem, see the risk factor under the heading “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in this Part I, Item 1A.
The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, or Xyrem Risk Management Program, in conjunction with Xyrem’s approval by the FDA to ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. The Xyrem Risk Management Program included elements such as patient and physician education, a database of information to track and report certain information, and the use of a single central pharmacy to distribute Xyrem. The Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, was deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act, or FDAAA. The FDAAA, which amended the Federal Food, Drug and Cosmetic Act, or FDCA, required that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. In February 2015, the FDA notified Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, of the FDA’s approval of the current Xyrem REMS, which includes provisions requiring distribution through a single pharmacy.
The 2015 Xyrem REMS approval letter included statements from the FDA that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system (particularly now that the FDA has approved a separate REMS for the ANDA filers that contemplates interaction with the Xyrem REMS), or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future sodium oxybate competitors, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. Moreover, a sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS approved by the FDA in January 2017, may increase the risks associated with sodium oxybate distribution, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem, or differentiate between the different REMS programs. Any negative outcomes, including but not limited to risks to the public, caused by or otherwise related to a separate generic sodium oxybate REMS, could have a significant negative impact in terms of product liability, goodwill, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem revenues.
In August 2015, we implemented the current Xyrem REMS, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the reference listed drug, or RLD, and (ii) the ANDA drug and the RLD shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and approve an ANDA with a separate REMS with differing but comparable aspects of ETASU if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the RLD that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA applicant and the sponsor of the RLD before granting a waiver of the single shared system requirement. The FDCA further states that a REMS shall not be used by the NDA holder to block or delay generic drugs from entering the market.
In January 2017, the FDA announced approval of the Roxane ANDA and waived the shared REMS requirement. The FDA’s waiver of the shared REMS requirement permits Roxane to use a separate REMS program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of the waiver-granted REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through generic sodium oxybate REMS approved by the FDA. We expect that the launch of a generic version of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may face pressure to modify the Xyrem REMS, or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a drug-drug interaction, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem or instead require the ANDA filers to pay damages in the form of lost profits or a reasonable royalty.
For a description of the foregoing matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K, and the risk factors under the headings “The approval and launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
The Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future.
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
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the satisfaction of the FDA or any other regulatory authority could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part I, Item 1A.

Risks Related to Our Business
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze and Defitelio, and we have made a significant investment in Vyxeos and other product candidates, which are currently not approved as marketed products in any jurisdiction.

Erwinaze
Erwinaze (called Erwinase in markets outside the U.S.), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL, which is wholly owned by the U.K. Secretary of State for Health. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 2018. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension.
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past supply interruptions and our need to minimize or avoid additional supply interruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A.
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
Defitelio
We made a significant investment in Defitelio in 2014, adding the product to our portfolio as a result of our acquisition of Gentium S.r.l, or Gentium, which we refer to as the Gentium Acquisition, and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
Our ability to realize the anticipated benefits from this investment is subject to risks and uncertainties, including:

•
the continued acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the continued availability of adequate coverage and reimbursement by government programs and third party payors;

•
the lack of experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may delay initiation of treatment or terminate treatment before the end of the recommended dosing schedule;

•	our ability to successfully maintain or grow sales of Defitelio in Europe;

•	delays or problems in the supply or manufacture of the product;

•	the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD diagnosis);

•	our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and

•	our ability to obtain marketing approval in other countries and to develop the product for additional indications.

We are in the process of making pricing and reimbursement submissions with respect to Defitelio in certain European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in European countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected European countries will be delayed, which could negatively impact anticipated revenue from Defitelio. The process for obtaining pricing and reimbursement approvals is complex and can vary from country to country. In addition, orphan products that have significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to ultimately obtain favorable pricing and reimbursement approvals in the EU. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We have developed estimates of anticipated pricing in the EU, which are based on our research and understanding of the product and target market. However, due to efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for Defitelio, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Defitelio. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio in the EU would be negatively affected. If we are unable to obtain and maintain favorable pricing and reimbursement approvals in European countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors.
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
The size of the population of VOD patients who are indicated for treatment with Defitelio is limited, and changes in HSCT treatment protocols could reduce the incidence of VOD diagnosis. Changes in treatment protocols that reduce the incidence of VOD diagnosis could adversely affect our anticipated revenues from Defitelio and our business, financial condition, results of operations and growth prospects.
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
If we fail to maintain or increase prescriptions and revenue from sales of Xyrem, Erwinaze and Defitelio, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We may choose to increase the price of our products, and price adjustments may negatively affect our sales volumes. Also, sales of each of our products may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. The market price of our ordinary shares may decline if sales of our products do not continue or grow at the rates anticipated by financial analysts or investors.
In addition, if we fail to obtain approvals for certain of our marketed products in new indications or formulations, we will be unable to commercialize our products in new indications or formulations, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Product Candidates
In furtherance of our growth strategy, we have made significant investments in a number of product candidates. In particular, we have made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or Celator, which we refer to as the Celator Acquisition. Vyxeos is currently not approved as a marketed product in any jurisdiction and is the first injectable fixed ratio, drug delivery combination oncology product based on the CombiPlex technology platform that the FDA and EMA would potentially be considering for approval. We initiated a rolling submission of an NDA for Vyxeos to the FDA in the third quarter of 2016. We expect to complete the NDA submission by the end of the first quarter of 2017 and to make a regulatory submission for Vyxeos in Europe in the second half of 2017. Our ability to complete the NDA submission on our anticipated timing remains subject to our ability to complete necessary pre-filing activities, including chemistry, manufacturing and controls, or CMC, activities, in order to support our application for marketing approval. We also expect to conduct additional activities, including with respect to CMC, in support of approval of our NDA for Vyxeos after we complete the NDA submission. In addition, although the FDA has granted Fast Track designation to Vyxeos for the treatment of elderly patients with secondary acute myeloid leukemia, or AML, and Breakthrough Therapy for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes, these designations do not guarantee that we will be able to take advantage of the expedited review procedures and do not increase the likelihood that Vyxeos will receive marketing approval. We cannot predict whether our NDA for Vyxeos will be approved in a timely manner, if at all.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of additional risks and uncertainties, including:

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

•
delays or problems in the supply or manufacture of the product, including with respect to the requirement of the third parties upon which we rely to manufacture Vyxeos and its active pharmaceutical ingredients, or APIs, obtain the approval of the FDA and/or other regulatory authorities to manufacture Vyxeos and to manufacture sufficient quantities of Vyxeos in accordance with applicable specifications; and

•
the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly given the ongoing clinical trials by other companies with the same patient population.

In addition, subject to the results of ongoing clinical trials for JZP-110, we plan to submit an NDA to the FDA for JZP-110 in late 2017. We also expect to submit an NDA to the FDA for JZP-507 by the first quarter of 2018. Any failure or delay in completing necessary clinical trials and conducting other activities, including CMC activities, that are required to complete our planned NDA submissions and obtain regulatory approval could materially and adversely affect our business, financial condition, results of operations and growth prospects. See the discussion under the heading “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A for a discussion of risks related to our clinical trials of JZP-110. With respect to JZP-507, while we believe that we have a path to obtain the data necessary to complete our planned NDA submission for JZP-507 by the first quarter of 2018, we may not be able to generate sufficient data on our anticipated timing, or at all, or may be required to conduct more extensive studies than we currently anticipate, either of which could delay or prevent submission of an NDA.
See also the discussions under the headings “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates” in this Part I, Item 1A.
If we are unable to obtain regulatory approval for our product candidates, including Vyxeos in the U.S. or in Europe, in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our manufacturers may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. These difficulties can be heightened when we or our suppliers are required to produce finished product at commercial scale or to produce increased quantities to meet growing demand. In addition, we and our suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and other equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, particularly Xyrem and Erwinaze, because we maintain limited inventories for these products, we may be unable to meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.
We received FDA approval of our manufacturing and development facility in Ireland in June 2016, and we commenced commercial operations at this facility in the third quarter of 2016. We are using this facility for the manufacture of Xyrem and plan to also use this facility for the manufacture of development-stage products. However, other than our Ireland facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates or their APIs, or packaging capability. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
Siegfried (USA) Inc., subsequently renamed Siegfried USA, LLC, or Siegfried, has been our sole supplier of sodium oxybate since 2012. Siegfried supplies sodium oxybate to our U.S.-based manufacturer of Xyrem and now supplies sodium oxybate, through a Siegfried affiliate in Europe, to our Ireland manufacturing facility. We expect that Siegfried will continue to be our sole supplier of sodium oxybate for the foreseeable future, and we cannot assure you that Siegfried can or will continue to supply on a timely basis, or at all, sufficient quantities of API to enable the manufacture of the quantities of Xyrem that we need. Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, is our sole manufacturer and supplier of Xyrem in the U.S. Although we have commenced manufacturing of Xyrem in our Ireland facility, we expect to rely on Patheon as our U.S.-based supplier of Xyrem for the foreseeable future, and we cannot assure you that Patheon can or will continue to supply on a timely basis, or at all, the quantities of Xyrem that we need from Patheon.
The API of Xyrem, sodium oxybate, is a Schedule I controlled substance in the U.S. The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S.-based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. The need for quotas has prevented us in the past, and may prevent us in the future, from building significant inventories. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our third party suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
Erwinaze is licensed from and manufactured for us by a single source, PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. On April 2016 and September 2016, PBL responded to the FDA Form 483 with its plan, including required remediation activities, to address the observations, and subsequently provided additional information in response to another FDA request. In January 2017, the FDA issued a warning letter to PBL citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In the United Kingdom, or UK, where PBL’s manufacturing facilities are located, PBL is subject to similar inspections conducted by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA. Inability to comply with regulatory requirements of the FDA, the MHRA or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorization could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in: enforcement actions by the FDA, MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters); the approval of the FDA or these competent authorities being suspended, varied, or revoked; product release being delayed, or suspended; or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us or a delay in supply and may decrease any profit we would otherwise achieve with Erwinaze.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. and other countries in the third and fourth quarters of 2016. We cannot predict whether the required remediation activities in connection with the January 2017 warning letter will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
If quality or other manufacturing issues or regulatory difficulties persist and result in a disruption to supply or capacity constraints, under our agreement with PBL, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or interruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
We are our sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide drug compound. We manufacture the defibrotide compound in a single facility located in Villa Guardia, near Como, Italy. Patheon currently processes the defibrotide compound into its finished vial form, and Patheon is the sole provider of our commercial and clinical supply of Defitelio. In 2015, the FDA issued an FDA Form 483 to Patheon Italia that included observations related to the Ferentino, Italy facility that manufactures Defitelio. Although we are advised that Patheon Italia remediated the observations to the FDA’s satisfaction, the FDA will continue to inspect and evaluate this facility for ongoing compliance with applicable requirements. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
In addition, the API in Defitelio is derived from porcine DNA. If our porcine DNA supplier experiences safety or other issues that impact its ability to supply porcine materials to us as needed, we may not be able to find alternative suppliers in a timely fashion, which could negatively impact our supply of Defitelio.
Vyxeos is manufactured using Celator’s CombiPlex technology. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter successfully manufactured batches that were used in Celator’s completed Phase 3 clinical trial for Vyxeos, but Baxter has experienced batch failures due to mechanical, component and other issues. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If Baxter does not deliver sufficient quantities of Vyxeos in accordance with applicable specifications on a timely basis, whether due to batch failures or other delays, or if Baxter is unable to receive FDA approval to manufacture Vyxeos, our ability to obtain FDA approval and successfully launch and commercialize an approved Vyxeos product and generate sales of this product at the level we expect could be materially and adversely affected.
In addition, while the APIs in Vyxeos, cytarabine and daunorubicin, are available from a number of suppliers, certain suppliers have received warning letters from the FDA. As a result, we have qualified other suppliers for each API, and we will provide the qualification data to the FDA as part of our NDA submission. If the FDA does not approve either API supplier or restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to obtain FDA approval and successfully launch and commercialize an approved Vyxeos product and generate sales of this product at the level we expect could be materially and adversely affected.
To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured. There can be no assurance that we or our suppliers will be able to produce sufficient supplies of our product candidates in a timely manner or in accordance with applicable specifications. In addition, to obtain FDA approval of any product candidate, we or our supplier or suppliers for that product must obtain approval by the FDA to manufacture and supply product, in some cases based on qualification data provided to the FDA as part of our NDA submission. Any delay in generating, or failure to generate, data required in connection with submission of the CMC portions of any NDA could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA approval, or our ability to obtain FDA approval at all. In addition, any failure of us or a supplier to obtain approval by the FDA to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.
Failure by us or our third party suppliers to comply with regulatory requirements could adversely affect our or their ability to supply products or ingredients. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with applicable cGMP, requirements. DEA regulations also govern facilities where controlled substances such as sodium oxybate are manufactured. Our manufacturing facilities and manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the EMA, the DEA, the Italian Health Authority and other regulatory authorities, including state authorities and similar authorities in other jurisdictions, to confirm compliance with cGMP and other requirements. We and our third party suppliers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible legal or regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need. Moreover, our or our third party suppliers’ facilities could be damaged by fire, flood, earthquake, power loss, telecommunication and information system failure, terrorism or similar events. Any of these events could cause a delay or interruption in manufacturing and potentially a supply shortage of our products, which could negatively impact our anticipated revenues.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the United Kingdom, Italy and other countries in Europe. Our headcount has grown to approximately 1,040 in February 2017. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, on June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the EU, or Brexit. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, Brexit or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the United Kingdom may be materially and adversely affected.
The commercial success of our products depends upon their market acceptance by physicians, patients, third party payors and the medical community.
If physicians do not prescribe our products, we cannot generate the revenues we anticipate from product sales. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and its diagnosis, and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;

•	physicians’ decisions relating to treatment practices based on availability of product inventory;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	the conditions for reimbursement required by, and appropriate pricing and availability of reimbursement from, third party payors; and

•	the availability of financial or other assistance for patients who are uninsured or underinsured.
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB. Moreover, a sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS approved by the FDA in January 2017, may increase the risks associated with sodium oxybate distribution, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem, or differentiate between the different REMS programs. Any negative outcomes, including but not limited to risks to the public, caused by or otherwise related to the separate generic sodium oxybate REMS could have a significant negative impact in terms of product liability, goodwill, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem revenues.
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products. For additional discussion about payor acceptance, see the risk factor under the heading “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in this Part I, Item 1A.
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
For example, in July 2016 we made a substantial investment in Celator through the Celator Acquisition. The aggregate consideration for the Celator Acquisition was $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. Vyxeos is currently not approved as a marketed product in any jurisdiction. While we have commenced a rolling submission for Vyxeos in the U.S. and plan to make a regulatory submission in Europe as well, there can be no guarantee that we will obtain approval in any jurisdiction in a timely manner, or at all. If we are unable to obtain regulatory approval for Vyxeos in the U.S. or Europe in a timely manner, or at all, or if sales of Vyxeos following regulatory approvals do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Results of limited preclinical studies, including studies of our product candidates in animal models, may not predict the results of human clinical trials of those product candidates. Similarly, results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. In that case, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If a product candidate fails at any stage of development and does not receive regulatory approval, we will not be able to commercialize it and receive any return on our investment in that product candidate.
For example, we are conducting three Phase 3 clinical trials and an open label extension trial for JZP-110, a late-stage investigational compound being developed for potential treatment of excessive sleepiness, or ES, in patients with narcolepsy and ES in patients with obstructive sleep apnea, or OSA. We expect preliminary data from the two Phase 3 clinical trials in patients with ES associated with OSA by the end of the first quarter of 2017 and from the Phase 3 clinical trial in patients with ES associated with narcolepsy in the second quarter of 2017. Results from earlier Phase 2 clinical trials may not be predictive of the results from the Phase 3 clinical trials for JZP-110, and in addition, for ES in patients with OSA, there were no studies conducted for JZP-110 prior to our Phase 3 clinical trials. One or more of the Phase 3 clinical trials may fail to demonstrate the desired safety or efficacy for this product candidate. If the preliminary results, or the final results, of one or more of the Phase 3 clinical trials for JZP-110 fail to demonstrate the desired safety or efficacy of this product candidate, we may be required to conduct additional clinical trials before submitting for regulatory approval in either or both indications, which would be costly and time-consuming and could prevent us from submitting an NDA to the FDA on our anticipated timeline, or at all. Moreover, if we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we will not be able to commercialize JZP-110, and we will not receive any return on our investment.
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

•	delays or failures in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA and other regulatory agencies’ good clinical practice guidelines;

•	unforeseen safety issues, including negative results from ongoing preclinical studies and clinical trials and adverse events associated with product candidates;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	difficulty identifying or enrolling eligible patients, in some cases based on the number of clinical trials with enrollment criteria targeting the same patient population;

•	failure of our third party clinical trial managers to satisfactorily perform their contractual duties, comply with regulations or meet expected deadlines; or

•	insufficient funds to complete the trials.
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
While Xyrem is the only product approved by the FDA and currently marketed in the U.S. for the treatment of both cataplexy and EDS in patients with narcolepsy, cataplexy is often treated with tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors, even though these products are not approved by the FDA for the treatment of cataplexy. Other treatments for EDS in patients with narcolepsy include stimulants and wakefulness promoting agents, such as Provigil® (modafinil) and Nuvigil® (armodafinil), as well as generic versions of Provigil, the only other products both approved by the FDA and currently marketed for the treatment of EDS in patients with narcolepsy. Provigil, its generic equivalents and Nuvigil are also approved for improving wakefulness in patients with EDS associated with treated OSA or shift work disorder.
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that recently received marketing approval in Europe. While this product is currently not approved by the FDA for marketing in the U.S. or, to our knowledge, subject to a pending application for such approval, the receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
The FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment. If Avadel is successful in developing a sodium oxybate formulation that could be effectively used with its delivery technology and is able to obtain FDA or other regulatory approval for its product to treat narcolepsy patients, we expect the launch of such a product would compete directly with Xyrem and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We expect that the launch of a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, would have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with FDA approval and tentative approval of ANDAs, potential approval or tentative approval of additional ANDAs and the potential launch of a generic version of Xyrem, or the approval of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business-Government Regulation-The Hatch-Waxman Act” in this Part I, Item 1 and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
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
With respect to Vyxeos, AML, a cancer indication for which we intend to commercialize Vyxeos, has established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  There are existing options for the treatment of newly-diagnosed AML patients who can tolerate chemotherapy, such as cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products in development for use as treatment options for AML patients, such as targeted agents (FLT-3, IDH-1, IDH-2, CD-33, CAR T-cell). Some of the patient populations being studied for these products in development overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.  The existence of established treatment options and the development of competing products for the treatment of patients in the patient population studied in the Vyxeos Phase 3 clinical trial or similar patient populations could negatively impact our ability to successfully launch and commercialize an approved Vyxeos product and achieve the level of sales we expect, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, many of our competitors are able to deploy more personnel to market and sell their products than we do. We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. The continued growth of our current products and the launch of any future products may require expansion of our sales force and sales support organization, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner, or at all. In particular, we compete with a significant number of pharmaceutical and life sciences companies with extensive sales, marketing and promotional experience in hematology/oncology markets, and our failure to compete effectively in this area could negatively affect our sales of Erwinaze, Defitelio and other products. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of our products. If our specialty sales force and sales organization are not appropriately sized to adequately promote any current or potential future products, the commercial potential of our current products and any future products may be diminished.
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs, including in connection with the FDA’s recent approval and tentative approvals of generic versions of Xyrem. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the U.S. allows for, and in some instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. For more information, see the risk factor under the heading “The approval and launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” in this Part I, Item 1A.
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
The patent position of pharmaceutical companies can be highly uncertain and involve complex and often changing legal, regulatory and factual questions. We own a portfolio of U.S. and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications that cover or relate to our products and product candidates, including Xyrem, Defitelio and Vyxeos. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented, potentially including by FDA approval of an ANDA that avoids infringement of our intellectual property.
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. It is possible that Roxane or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before our patents expire if it is determined that any such generic version of Xyrem or sodium oxybate product does not infringe our patents, or that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. For a description of our ongoing patent proceedings in the District Court and the PTAB and related regulatory matters and further discussion regarding the risks associated with the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part I, Item 1A.
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
The degree of future protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may independently develop similar or alternative products without infringing our intellectual property rights, such as products that are not covered by the claims of our patents, or for which we do not have adequate exclusive rights under our license agreements;

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
We also rely on trade secrets and other unpatented proprietary information to protect our products and commercial position, particularly with respect to our products with limited or no patent protection, such as Erwinaze. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. In addition, if our employees, consultants, advisors and partners develop inventions or processes independently, or jointly with us, that may be applicable to our products, disputes may arise about ownership or proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those third parties or their employers. Enforcing a claim that a third party illegally obtained or is using any of our inventions or trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain patent and/or trade secret protection, for any reason, could have a material adverse effect on our business.
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. We rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, which we may be unable to do. In some instances, we also rely on regulatory exclusivity. For example, Erwinaze has no patent protection. In addition to protection using trade secrets, Erwinaze has orphan drug exclusivity in the U.S. for a seven-year period from its FDA approval, which precludes approval of another product with the same principal molecular structure for the same indication until November 2018. Erwinaze, as a biologic product approved under a BLA, is also subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA. We believe that Erwinaze is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA. However, the BPCIA may evolve over time based on FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. As a result, it is possible that a potential competing drug product might obtain FDA approval before the orphan drug and expected BCPIA exclusivity periods have expired, which would adversely affect sales of Erwinaze. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinase has lapsed. This also means that any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.  If a biosimilar product to Erwinaze is approved as interchangeable to Erwinaze in the U.S. or in other countries where Erwinaze is sold, a significant percentage of the prescriptions that would have been written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court, or to argue in front of an administrative agency, to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. For a description of our ongoing patent proceedings in the District Court and the PTAB and further discussion regarding the risks associated with the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part I, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. Our lawsuits against each of the Xyrem ANDA filers allege infringement of multiple patents, including the DDI patents, and seek a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe our patents. On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. For a description of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable; if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. A PTAB decision on the three claims that were tried is expected before the end of the first quarter of 2017. For a description of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10‑K. The Xyrem REMS approval letter includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the Xyrem distribution system (particularly now that the FDA has approved a separate REMS for the ANDA filers that contemplates interaction with the Xyrem REMS), or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future sodium oxybate competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents and other intellectual property to protect our Xyrem distribution system from sodium oxybate competitors may be reduced. In addition, the extent of protection provided by our patents and other intellectual property related to the distribution of Xyrem depends on the nature of the distribution system that may be used by any sodium oxybate competitor. If the generic sodium oxybate REMS that has been approved by the FDA in connection with its approval of Roxane’s ANDA does not fall within the scope of any of the claims of our patents, those patents will not be a barrier to the generic version’s entry into the market. We cannot be certain whether our existing patents, patents that may be granted in the future or other intellectual property will be construed to cover the generic sodium oxybate REMS. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

Risks Related to Our Industry
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.
The manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, sale, distribution, record keeping, importing and exporting of our products and our research and development activities are subject to extensive regulation by the FDA, the DEA, the EC, the competent authorities of the EU member states and other regulatory authorities. Regulations differ from country to country. As a result of these regulations, product development, approval and commercialization processes are expensive and time-consuming. For example, we are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA, the EC or the competent authorities of the EU member states, as applicable. An application for marketing approval must contain information demonstrating the quality, safety and efficacy of the pharmaceutical product, including data from preclinical and clinical trials, information pertaining to the preparation and manufacture of the API, analytical methods, product formulation, details on the manufacture and stability of the finished pharmaceutical product and proposed product packaging and labeling. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.

An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the U.S. Controlled Substances Act, or CSA, depending on the drug’s potential for abuse.

Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the U.S. Department of Health and Human Services, or HHS. We expect that JZP-110 will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of JZP-110 may be subject to a significant degree of regulation by the DEA. For a description of the DEA scheduling process, see “Business-Government Regulation-Post-Approval Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
If the FDA, the EC or the competent authorities of the EU member states determine that a REMS or the imposition of post-marketing obligations is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or BLA or to propose post-marketing obligations to be included in the marketing authorization for our products in the EU. In non-EU countries, we may also be required to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, a plan for communication to healthcare providers, and restrictions on the product’s distribution. For example, the FDA requires a REMS for Xyrem, discussed in detail in the risk factor under the heading “The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in this Part I, Item 1A, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in FDA approval being revoked, product release being delayed resulting in product shortage or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. See also the discussion under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects.” in this Part I, Item 1A.
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
Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed in the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has increased and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
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
Moreover, legislative changes to the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. The nature and extent of any legislative changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for Xyrem and certain other products. Additionally, we make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. Co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. In addition, in November 2013, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General, or OIG, of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, including Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
Patient assistance programs that receive partial financial support from companies have become the subject of enhanced government and regulatory scrutiny. For example, the OIG has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate.  In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management and increase our expenses. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part I, Item 1A.
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
The FDA and the competent authorities of the EU Member States on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee, or the PRAC, may propose to the Committee for Human Medicinal Products, or the CHMP, that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended, or withdrawn. An FDA Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action. For example, in April 2014, we received an FDA Form 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The FDA Form 483 included observations relating to certain aspects of our adverse drug experience, or ADE, reporting system for all of our products, including Xyrem. We responded to the FDA Form 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the FDA Form 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval studies or trials. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the U.S., the EU or elsewhere in the world or at our third party suppliers’ facilities, a regulatory agency may impose restrictions on our products, our suppliers, our other partners or us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. For example, in April 2015, Medtronic Inc., or Medtronic, announced a consent decree with the FDA related to Medtronic’s SynchroMed® II implantable infusion pump systems. Our product Prialt is approved for administration to patients via that pump. While the Medtronic consent decree does not impact existing patients with the pump, physicians who want to implant the pump in new patients are required to complete a certification process to document medical necessity. While the approved indication for Prialt is one of the conditions eligible to support a showing of medical necessity provided by the consent decree, we cannot predict the impact of this new certification requirement on sales of Prialt.
EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU member states have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, all of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product.
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

The FDA, the competent authorities of the EU member states and other governmental authorities require advertising and promotional labeling to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. The FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications may not be considered final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. In recent years, certain courts have determined that the First Amendment of the U.S. Constitution permits communications regarding off-label uses of drug products, as long as such communications are truthful and not misleading. At the beginning of 2017, the FDA released proposed rule changes and draft guidance on the FDA’s interpretation on the limitations of such speech. These cases and regulatory actions create additional uncertainty regarding the limits of permissible communication regarding our products.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the U.S. Department of Justice, or DOJ, the FTC, the United States Department of Commerce, or DOC, the OIG and other regulatory bodies, as well as governmental authorities in those non-U.S. countries in which we commercialize our products. In addition to the FDCA, other federal, state and non-U.S. statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers and distributors and the central pharmacy for Xyrem, a controlled substance under the CSA, are also subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills and are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA, relevant state authorities or any comparable international requirements could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, fines, injunctions, or civil or criminal penalties, could result in, among other things, additional operating costs to us or delays in shipments outside or into the U.S. and could have an adverse effect on our business and financial condition.
In addition, the DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried, our U.S.-based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
The U.S. federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and Medicare patients, prescribers, purchasers and formulary managers on the other. The Healthcare Reform Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, and therefore would be subject to a facts and circumstances analysis.
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
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3) organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies or offices. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support (including organizations that provide assistance to narcolepsy and chronic pain patients), negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, Xyrem and Prialt and/or reduce coverage of Xyrem and Prialt, including by federal health care programs and state health care programs. Any voluntary settlement with the U.S. Attorney’s Office could result in substantial payments, and entry into a Corporate Integrity Agreement, which would impose costs and burdens on our operation of the business. If any or all of these events occur, our business and stock price could be materially and adversely affected. For more information, see the risk factors under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part I, Item 1A.
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
We are also subject to laws and regulations governing privacy and data security. These laws include security breach notification requirements and protection of consumer health information. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the U.S., the decision of the European Court of Justice that invalidated the safe harbor framework on which we previously relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In February 2016, the EC announced an agreement with the DOC to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the EC adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC and making commitments on the part of public authorities regarding access to information.
U.S.-based companies may certify compliance with the privacy principles of the Privacy Shield. Certification to the Privacy Shield, however, is not mandatory. If a U.S.-based company does not certify compliance with the Privacy Shield, it may rely on other authorized mechanisms to transfer personal data. In September 2016, we filed for certification for our U.S.-based subsidiaries under the Privacy Shield. This certification was approved in January 2017.
The privacy and data security landscape is still in flux. In September 2016, the Irish privacy advocacy group, Digital Rights Ireland, brought an action for annulment of the EC decision on the adequacy of Privacy Shield, Case T-670/16, which is pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the EU to entities in the U.S. under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.
Healthcare providers who prescribe our products and research institutions that we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors and/or adverse publicity that negatively affect our business.
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
Compliance with U.S. federal and state, EU and EU member state national laws that apply to pharmaceutical manufacturers is difficult and time-consuming, and companies that violate these laws may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. In January 2017, the FDA announced approval of the Roxane ANDA and waived the shared REMS requirement. For more information, see the risk factor under the heading “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” in this Part I, Item 1A. Any claim that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of the average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. As noted above, CMS recently issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
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
The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently initiated the process of updating the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. In 2015, HRSA issued proposed omnibus guidance that addresses many aspects of the 340B program, and in August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program.  It is unclear when or whether the guidance or regulation will be released in final form under the Trump Administration.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The Trump Administration has directed that this regulation, which was slated to become effective March 6, 2017, be temporarily delayed until March 21, 2017, and the regulation could be subject to further delay or other modification by the Trump Administration. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $178,156 for each item of false information. These obligations also contain extensive disclosure and certification requirements.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. These cost containment measures may include federal and state controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures; controls on healthcare providers; challenges to the pricing of drugs, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions. For example, in March 2016, CMS proposed to conduct a demonstration project that would reduce the Medicare payment rates for most Part B drugs from average sales price plus 6% to average sales price plus 2.5% for approximately half of the country. However, in December 2016, CMS announced that it would not move forward with the demonstration project.
Additionally, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part I, Item 1A. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
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

In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. Our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A.
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
Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. Certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace. A significant portion of our revenue from sales of Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs, including as a result of legislative changes to these programs, would have a material adverse effect on revenues from sales of Erwinaze.
We expect to experience pricing pressure in the U.S. in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in January 2017, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments (particularly in the event a generic version with a lower price than Xyrem is introduced) will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue.
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the United Kingdom, France, Germany, Ireland, Italy, Spain, and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The EU member states were required to implement the provisions of the Directive into their national legislation by October 25, 2013. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU member states of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.
The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product, however, still vary between EU member states and cannot be determined or anticipated in relation to our products at the present time. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
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
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy and Ireland where we have manufacturing facilities. Environmental and health and safety authorities in the relevant jurisdictions administer laws, which implement EU directives and regulations governing, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. In certain cases, such laws, directives and regulations may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste or any migration of such hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination. Our manufacturing activities in Italy and Ireland involve the controlled storage, use and disposal of chemicals and solvents. Even if our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by these EU laws and regulations, we cannot completely eliminate the risk of contamination or injury from hazardous materials. If an accident occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future EU environmental laws and regulations.

Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
As of December 31, 2016, we had total indebtedness of approximately $2.1 billion, which included $0.9 billion in outstanding borrowings under our revolving credit facility, $712.9 million of outstanding secured indebtedness under a credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014.

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
The amended credit agreement also includes financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio. Our ability to comply with these financial covenants may be affected by events beyond our control. In addition, the covenants under the amended credit agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the amended credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility. A default under the amended credit agreement could also lead to a default under other debt agreements or obligations, including the indenture governing our 2021 Notes.
In addition, the holders of our 2021 Notes have the ability to require us to repurchase their notes for cash if we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution, or the delisting of our ordinary shares from The NASDAQ Global Select Market. Moreover, upon exchange of the 2021 Notes, unless we elect to cause to be delivered solely ordinary shares to settle such exchange, we will be required to make cash payments in respect of the 2021 Notes being exchanged. In this regard, it is our intent and policy to settle the principal amount of the 2021 Notes in cash upon exchange. However, we may not have enough available cash or be able to obtain financing at the time we are required to make any required repurchases of surrendered 2021 Notes or to pay cash upon exchanges of 2021 Notes. Our failure to repurchase 2021 Notes at a time when the repurchase is required by the indenture governing the 2021 Notes or to pay any cash payable on future exchanges of the 2021 Notes as required by the indenture governing the 2021 Notes would constitute a default under that indenture. A default under that indenture could also lead to a default under other debt agreements or obligations, including the amended credit agreement. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the related indebtedness, which could have a material adverse effect on our financial condition and our business. In this regard, if we are unable to repay amounts under the amended credit agreement, the lenders under the amended credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., or EUSA Pharma, which we refer to as the EUSA Acquisition, the Gentium Acquisition and the Celator Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

•	the revenues from our commercial products, which may be affected by many factors, including the extent of generic or other competition for Xyrem or our other products;

•	the costs of our commercial operations;

•	the costs of integration activities related to any future strategic transactions we may engage in;

•	the cost of acquiring and/or in-licensing any new products and product candidates;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory oversight and third party claims; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.
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
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $40.3 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at December 31, 2016. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. Most recently, in April 2016, the IRS issued temporary regulations under Section 7874 reflecting guidance that the IRS previously announced in notices dated September 2014 and November 2015, as well as additional rules, and in January 2017, the IRS issued final and temporary regulations under Section 7874 making further revisions to prior guidance. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in this Part I, Item 1A.
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
Jazz Pharmaceuticals, Inc. has a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, Jazz Pharmaceuticals, Inc. will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $281.2 million, before tax effect, for 2017, $142.0 million, before tax effect, for 2018 and a combined total of $341.9 million, before tax effect, for 2019 to 2032.
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
Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us.
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the Code or the Treasury Regulations or other IRS guidance promulgated thereunder, including under Section 7874 of the Code, could adversely affect our status as a foreign corporation for U.S. federal tax purposes or could otherwise affect our effective tax rate, and any such changes could have prospective or retroactive application. Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. This legislation, if passed, could adversely affect us. In addition, the Trump Administration and many members of the U.S. Congress have called for comprehensive tax reform and have stated that U.S. tax reform should be a priority for the incoming Congress. Although it is not possible to determine the impact of any tax reform on us, tax reform, if enacted, could adversely affect our effective tax rate and our results of operations and financial condition.
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have also had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant. As of December 31, 2016, we had recorded $3.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
We have significant operations in Europe as well as in the U.S., but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposure relates to our subsidiaries that have functional currencies denominated in the euro. Exchange rates between the U.S. dollar and the euro have fluctuated and are likely to continue to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio and Erwinase product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. In this regard, when the U.S. dollar strengthens against a foreign currency, the relative value of sales made in the foreign currency decreases. Conversely, when the U.S. dollar weakens against a foreign currency, the relative value of such sales increases. Accordingly, increases in the value of the U.S. dollar relative to foreign currencies, primarily the euro, could adversely affect our foreign revenues, perhaps significantly. In addition, as we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, which could increase our foreign currency exchange risk. Given the volatility of exchange rates, continued concerns regarding European sovereign debt and instability of the euro, as well as our expanding operations, we cannot assure you that we will be able to effectively manage currency transaction and/or translation risks. We currently conduct only limited hedging activities, involving the use of foreign exchange forward contracts, to manage currency risk related to certain intercompany loans denominated in non-functional currencies. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $157.16 on April 22, 2016 and a low of $96.74 on November 3, 2016 during the period from December 31, 2015 through December 31, 2016. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
Our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our ordinary shares could decline. Our ability to meet analysts’ forecasts, investors’

expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of Xyrem and Defitelio and to successfully launch Vyxeos commercially in the U.S. In addition, we will need to minimize future supply interruptions of Erwinaze in order to meet revenue expectations for Erwinaze. The risks and uncertainties associated with our ability to maintain or increase sales of Xyrem, Erwinaze and Defitelio and to successfully launch Vyxeos include those discussed elsewhere in these risk factors. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of February 21, 2017, we had 59,742,232 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0% of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the U.S., an exemption from this stamp duty is available to transfers by shareholders who hold our ordinary shares beneficially through brokers which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by or to a record holder who holds our ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Irish Companies Act 2014 or any other applicable law permit, may, or may provide that a subsidiary of ours will, pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of our ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of our subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or our subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.
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
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2016 fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Philadelphia, Pennsylvania and Ewing, New Jersey.
We occupy approximately 17,000 square feet of office space in Dublin, Ireland, 12,000 square feet of which is under one lease, or the Dublin Lease, that expires in May 2022, and 5,000 square feet of which is under a second lease that also expires in May 2022. We exercised our option to terminate the Dublin Lease effective in May 2017, and have an option to terminate the second lease in January 2019, with no less than six months’ prior written notice. In August 2016, we entered into an operating lease agreement for approximately 44,000 square feet of office space in Dublin, Ireland for a term of 20 years, with an option to terminate at the end of eight years with no less than one year’s prior written notice and the payment of a termination fee, and a further option to terminate at the end of 15 years with no less than one year’s prior written notice. We have constructed a 54,000 square foot manufacturing and development facility on land owned by us in Athlone, Ireland.
In Palo Alto, California, we occupy a total of approximately 118,000 square feet of office space, 44,000 square feet of which is occupied under a lease, or the Palo Alto Lease, that expires in August 2019; 57,000 square feet of which is occupied under a sublease that expires in December 2017; and 17,000 square feet of which is occupied under a sublease that expires in July 2017. In January 2015, we entered into an agreement to lease approximately 100,000 square feet of office space in Palo Alto, California. We expect to occupy this office space by the end of 2017. This lease has a term of 12 years from commencement, and we have an option to extend the term of the lease twice for a period of five years each. We also have an option to terminate this lease 10 years from commencement, with no less than one year’s prior written notice and the payment of a termination fee.
We occupy approximately 30,000 square feet of office space in Philadelphia, Pennsylvania of which 19,000 square feet is occupied under a lease that expires in April 2019 and 11,000 square feet is occupied under a sublease that expires in December 2017. In addition, we have offices in Canada, Oxford, United Kingdom, Villa Guardia (Como), Italy, Lyon, France, and elsewhere in Europe. We occupy approximately 14,000 square feet of office space in Oxford, United Kingdom under a lease that expires in August 2024. We have an option to terminate this lease in August 2019, with no less than six months’ prior written notice and the payment of a termination fee.  We own a manufacturing facility in Villa Guardia (Como), Italy, which is primarily used for the manufacture of Defitelio. The manufacturing facility is 25,295 square feet. We also lease approximately 51,667 square feet of office and laboratory space in Villa Guardia (Como), Italy under a lease that expires in December 2017.
We believe that our existing properties are in good condition and suitable for the conduct of our business. As we continue to expand our operations, we may need to lease additional or alternative facilities.

Item 3.	Legal Proceedings
Xyrem ANDA Matters. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from West-Ward Pharmaceuticals Corp., formerly known as Roxane Laboratories, Inc., or Roxane, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Additional patents covering Xyrem have been issued since December 2010, and after receiving Paragraph IV Certification notices from Roxane with respect to those patents, we have filed additional lawsuits against Roxane to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 were consolidated by the District Court into a single case, which we refer to as the first Roxane consolidated case. In the first Roxane consolidated case, we allege that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA, which was approved by the FDA in January 2017, and seek a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
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
In December 2013, the District Court permitted Roxane to amend its answer in the first Roxane consolidated case to allege certain equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the first Roxane consolidated case regarding patents related to the distribution system for Xyrem, or the risk evaluation and mitigation strategy, or REMS, patents.
In July 2016, the District Court determined that it would try all of the patents at issue in the first and second Roxane consolidated cases together, including the REMS patents that were previously bifurcated and stayed, and set trial in this combined consolidated case for the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the combined consolidated case involving the REMS patents. Also in the first quarter of 2017, the FDA approved Roxane’s ANDA with a REMS that is separate from the Xyrem REMS.
On August 12, 2016, we filed a lawsuit against Roxane in the District Court alleging that an additional later-issued REMS patent is or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe that patent. In September 2016, Roxane moved to dismiss the lawsuit. This motion is pending.
The actual timing of events in our litigation with Roxane may be later than we currently anticipate. We cannot predict the specific timing or outcome of events in these matters or the impact of these matters on other ongoing proceedings with any ANDA filer.
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
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases extended Amneal’s 30-month stay period to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.
Additional patents covering Xyrem have issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that will infringe these patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our method of administration patents relating to a drug-drug interaction, or DDI patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to a Paragraph III Certification.
On June 4, 2014, we received a notice of Paragraph IV Certification from Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ranbaxy regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. In May 2016, the Ranbaxy litigation was settled as described below. In the first quarter of 2017, the FDA tentatively approved the ANDAs of Amneal and Ranbaxy.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Watson, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed REMS patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of inter partes review, or IPR, proceedings before the Patent Trial and Appeal Board, or PTAB, relating to the patents that were the subject of Watson’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents.
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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Ranbaxy, Watson, Wockhardt and Lupin into a single case for all purposes. No trial date has been set in that consolidated case.
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

Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of the six REMS patents. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. A PTAB decision on the three claims that were tried is expected before the end of the first quarter of 2017.
In October 2015, Ranbaxy and Par filed petitions for IPR with respect to the validity of one of our DDI patents, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ranbaxy’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. In July 2016, the PTAB denied Amneal’s petition in its entirety. In March 2016, Ranbaxy filed a petition for IPR with respect to the validity of the second of our DDI patents. In connection with settlement of our litigation with Ranbaxy, both of the IPR petitions filed by Ranbaxy were terminated.
In December 2015, Wockhardt filed a petition for IPR with respect to the validity of one of our patents covering the formulation of Xyrem. In connection with settlement of our patent litigation with Wockhardt, this IPR petition was terminated.
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to the six REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
Between June 27, 2016 and June 29, 2016, two putative class-action lawsuits challenging the Celator Acquisition, captioned Palmisciano v. Celator Pharmaceuticals, Inc., or the Palmisciano action, and Barreto v. Celator Pharmaceuticals, Inc., or the Barreto action, were filed in the District Court. The complaints were filed against Celator and each member of the Celator board of directors. The complaints assert causes of action under sections 14 and 20 of the Securities Exchange Act of 1934, as amended, predicated on Celator’s and the Celator directors’ alleged failure to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the SEC. The plaintiffs sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Neither Jazz Pharmaceuticals plc nor Plex were named defendants in these actions.
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding regarding settlement of these actions with the plaintiffs. The memorandum of understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, confirmatory discovery, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
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

	High	Low
Calendar Quarter—2015
First Quarter	$190.17	$155.06
Second Quarter	$191.01	$165.00
Third Quarter	$194.73	$121.12
Fourth Quarter	$151.28	$117.26
Calendar Quarter—2016
First Quarter	$139.55	$108.50
Second Quarter	$160.00	$129.00
Third Quarter	$153.98	$117.34
Fourth Quarter	$126.36	$95.80
On February 21, 2017, the last reported sales price per share of our ordinary shares was $135.93 per share.
Holders of Ordinary Shares
As of February 21, 2017, there were two holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
In 2016 and 2015, we did not declare or pay cash dividends on our common equity and we do not currently plan to pay cash dividends in the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal the sum of (i) $100 million plus (ii) so long as our total leverage ratio (as defined in our credit agreement) does not exceed 2.5 to 1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement and other factors our board of directors deems relevant.
Unregistered Sales of Equity Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2016, there were no unregistered sales of equity securities by us during the year ended December 31, 2016.
Irish Law Matters
As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.

Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union, or EU. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea-Bissau, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, countries that harbor certain terrorist groups and Ukraine without the prior permission of the Central Bank of Ireland.
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

Performance Measurement Comparison (1)
The following graph shows the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2011 in (i) our ordinary shares; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index through December 31, 2016. Information set forth in the graph below represents the performance of the Jazz Pharmaceuticals, Inc. common stock from December 31, 2011 until January 17, 2012, the day before the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, and the performance of our ordinary shares from January 18, 2012 through December 31, 2016. Our ordinary shares trade on the same exchange and under the same trading symbol as the Jazz Pharmaceuticals, Inc. common stock prior to the Azur Merger. The shareholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

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

Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month during the three-month period ended December 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
October 1 - October 31, 2016	—	$—	—	$—
November 1 - November 30, 2016	22,500	$110.40	22,500	$297,516,445
December 1 - December 31, 2016	152,300	$105.02	152,300	$281,524,820
Total	174,800	$105.71	174,800
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock units.

(2)	Average price paid per share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In November 2016, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. This authorization has no expiration date.

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
We derived the consolidated statements of income data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016(1)	2015	2014(2)	2013	2012(3)
	(In thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues:
Product sales, net	$1,477,261	$1,316,819	$1,162,716	$865,398	$580,527
Royalties and contract revenues	10,712	7,984	10,159	7,025	5,452
Total revenues	1,487,973	1,324,803	1,172,875	872,423	585,979
Operating expenses:
Cost of product sales (excluding amortization and impairment of intangible assets)	105,386	102,526	117,418	102,146	78,425
Selling, general and administrative	502,892	449,119	406,114	304,303	223,882
Research and development	162,297	135,253	85,181	41,632	20,477
Acquired in-process research and development	23,750	—	202,626	4,988	—
Intangible asset amortization	101,994	98,162	126,584	79,042	65,351
Impairment charges	—	31,523	39,365	—	—
Total operating expenses	896,319	816,583	977,288	532,111	388,135
Income from operations	591,654	508,220	195,587	340,312	197,844
Interest expense, net	(61,942)	(56,917)	(52,713)	(26,916)	(16,869)
Foreign currency gain (loss)	3,372	1,445	8,683	(1,697)	(3,620)
Loss on extinguishment and modification of debt	(638)	(16,815)	—	(3,749)	—
Income before income tax provision (benefit) and equity in loss of investee	532,446	435,933	151,557	307,950	177,355
Income tax provision (benefit)	135,236	106,399	94,231	91,638	(83,794)
Equity in loss of investee	379	—	—	—	—
Income from continuing operations	396,831	329,534	57,326	216,312	261,149
Income from discontinued operations, net of taxes	—	—	—	—	27,437
Net income	396,831	329,534	57,326	216,312	288,586
Net loss attributable to noncontrolling interests	—	(1)	(1,061)	—	—
Net income attributable to Jazz Pharmaceuticals plc	$396,831	$329,535	$58,387	$216,312	$288,586

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic:
Income from continuing operations	$6.56	$5.38	$0.98	$3.71	$4.61
Income from discontinued operations	—	—	—	—	0.48
Net income attributable to Jazz Pharmaceuticals plc	$6.56	$5.38	$0.98	$3.71	$5.09
Diluted:
Income from continuing operations	$6.41	$5.23	$0.93	$3.51	$4.34
Income from discontinued operations	—	—	—	—	0.45
Net income attributable to Jazz Pharmaceuticals plc	$6.41	$5.23	$0.93	$3.51	$4.79
Weighted-average ordinary shares used in per share calculations - basic	60,500	61,232	59,746	58,298	56,643
Weighted-average ordinary shares used in per share calculations - diluted	61,870	63,036	62,614	61,569	60,195

	As of December 31,
	2016(1)	2015	2014(2)	2013	2012(3)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$425,963	$988,785	$684,042	$636,504	$387,196
Working capital	490,663	1,031,025	799,044	660,589	360,034
Total assets (4)(5)	4,800,227	3,332,612	3,308,617	2,225,900	1,952,014
Long-term debt, current and non-current (4)	2,029,625	1,188,444	1,313,161	539,436	443,298
Retained earnings (accumulated deficit)	528,907	302,686	34,704	18,532	(61,296)
Total Jazz Pharmaceuticals plc shareholders’ equity	1,877,339	1,598,646	1,371,144	1,295,534	1,121,292
 __________________________

(1)
On May 27, 2016, we entered into a definitive merger agreement with Celator Pharmaceuticals, Inc., or Celator, pursuant to which we made a cash tender offer of $30.25 per share for all of the outstanding shares of Celator’s common stock. On July 12, 2016, we completed the acquisition of Celator, which acquisition we refer to in this report as the Celator Acquisition, under the terms of the merger agreement. Celator became an indirect wholly-owned subsidiary of Jazz Pharmaceuticals plc, and each share of Celator common stock then outstanding (other than shares owned by us or Celator) was converted into the right to receive $30.25, the same price per share offered in the tender offer. The aggregate cash consideration for the Celator Acquisition was $1.5 billion. The results of operations of the acquired Celator business, along with the estimated fair values of the assets acquired and liabilities assumed in the Celator Acquisition, have been included in our consolidated financial statements since the closing of the Celator Acquisition on July 12, 2016. On July 12, 2016, we entered into an amendment to our 2015 credit agreement, which amended agreement we refer to in this report as our amended credit agreement, that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. The maturity date of both our revolving credit facility and term loan facility was extended from June 2020 to July 2021 pursuant to the amended credit facility.

(2)
On January 23, 2014, pursuant to a tender offer, we became the indirect majority shareholder of Gentium S.r.l., or Gentium, acquiring control of Gentium on that date. In February 2014, we completed a subsequent offering period of the tender offer, resulting in total purchases pursuant to the tender offer of approximately 98% of the fully diluted voting securities of Gentium. As of December 31, 2015, we had acquired the remaining 2% interest in Gentium for cash consideration of $17.9 million, resulting in an aggregate acquisition cost to us of $994.1 million, comprising cash payments of $1,011.2 million offset by proceeds from the exercise of Gentium share options of $17.1 million. The results of operations of the acquired Gentium business, along with the estimated fair values of the assets acquired and liabilities assumed in the transaction, have been included in our consolidated financial statements since the completion of the acquisition of Gentium on January 23, 2014, which is referred to in this report as the Gentium Acquisition. In connection with the Gentium Acquisition, on January 23, 2014, we entered into a second amendment to the credit agreement we entered into in June 2012, or the previous credit agreement. We used the proceeds from incremental term loans of $350.0 million and $300.0 million of loans under the revolving credit facility provided for under the previous credit agreement, together with cash on hand, to finance the Gentium Acquisition. In August 2014, we completed a private placement of $575.0 million aggregate principal amount of 1.875% exchangeable senior notes due 2021, or the 2021 Notes, resulting in net proceeds to us, after debt issuance costs, of $558.9 million. We used a portion of the net proceeds from the issuance of the 2021 Notes to repay all then outstanding borrowings under the revolving credit facility provided for under the previous credit agreement.

(3)
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

(4)
Effective January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 “Interest - Imputation of Interest” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. The standard requires retrospective application. Prior period amounts for all years presented above were reclassified to conform to the current period presentation. Total assets and total long-term debt, current and non-current at December 31, 2015, 2014, 2013 and 2012 have been reduced by $16.1 million, $29.3 million, $10.5 million and $13.5 million, respectively, to reflect the adoption of ASU No. 2015-03.

(5)
The indirect effects of certain unrecognized tax benefits, previously classified within other non-current assets for all years presented above, have been reclassified to deferred tax assets, net, non-current and deferred tax liability, net, non-current to conform to current period presentation.

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
We have a diverse portfolio of products and product candidates, with a focus in the areas of sleep and hematology/oncology. Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in patients with narcolepsy;

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

Our strategy is to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying and investing in growth opportunities such as new treatment indications and new geographic markets;

•	Acquiring or licensing rights to clinically meaningful and differentiated products that are on the market or product candidates that are in late-stage development; and

•	Pursuing targeted development of post-discovery differentiated product candidates.
We apply a disciplined approach to allocating our resources between investments in our current commercial and development portfolio and acquisitions or in-licensing of new assets.
Our total net product sales increased by 12% in 2016 compared to 2015, primarily due to an increase in Xyrem and Defitelio product sales. We expect total net product sales to increase in 2017 over 2016, primarily due to expected growth in sales of our lead marketed products, as well as sales from the anticipated U.S. commercial launch of VyxeosTM, an investigational product in development as a treatment for high-risk acute myeloid leukemia, or AML. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Item I, Part 1A of this Annual Report on Form 10-K, including completion of submission of our new drug application, or NDA, for Vyxeos and its approval by the FDA.
Significant Developments Affecting Our Business
Approval of Generic Versions of Xyrem
On January 17, 2017, the FDA announced approval of an abbreviated new drug application, or ANDA, for a generic version of Xyrem, held by West-Ward Pharmaceuticals Corp., formerly known as Roxane Laboratories, Inc., or Roxane. The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product. Roxane’s approval also includes a waiver that permits Roxane to use a separate risk evaluation and mitigation strategy, or REMS, program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ranbaxy. For further discussion, see “-Challenges, Risks and Trends Related to Our Lead Marketed Products” below.
2016 Developments
On March 30, 2016, the FDA granted marketing approval for Defitelio for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
On July 12, 2016, we completed the acquisition of Celator Pharmaceuticals, Inc., or Celator, which we refer to as the Celator Acquisition. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. In the third quarter of 2016, we initiated a rolling submission of an NDA to the FDA for Vyxeos. We expect to complete the NDA submission by the end of the first quarter of 2017. Our ability to complete the NDA submission for Vyxeos and to obtain FDA approval of the NDA is subject to a number of risks and uncertainties, including those set forth under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
In connection with the Celator Acquisition, on July 12, 2016, we entered into our amended credit agreement providing for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $712.9 million principal amount remained outstanding as of December 31, 2016.
In the third quarter of 2016, we commenced commercial operations at our new manufacturing facility in Ireland after receiving FDA approval of the facility in June 2016. In September 2016, we manufactured and shipped our first commercial batch of Xyrem from this facility, reducing our dependence on our third-party Xyrem supplier.
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions.
Continued Emphasis on Research and Development
We have continued our focus on research and development activities, and, in 2016, we achieved meaningful milestones in our clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	Excessive sleepiness, or ES, in obstructive sleep apnea, or OSA
Patient enrollment in two Phase 3 trials completed in third quarter of 2016; expect preliminary data by end of first quarter of 2017; subject to results of trials, plan to submit an NDA, to the FDA in late 2017

JZP-110	ES in narcolepsy	Patient enrollment in Phase 3 trial completed in fourth quarter of 2016; expect preliminary data in second quarter of 2017; subject to results of trial, plan to submit an NDA to the FDA in late 2017
JZP-110	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy
Patient enrollment in Phase 3 trial completed in fourth quarter of 2016; subject to results of trial, expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in fourth quarter of 2017

JZP-507	EDS and cataplexy in narcolepsy	Expect to submit an NDA to the FDA by first quarter of 2018
JZP-258	EDS and cataplexy in narcolepsy	Expect to initiate Phase 3 trial in the European Union, or EU, and U.S. in first quarter of 2017; subject to results of trial, expect to submit an NDA to the FDA in 2019
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos (CPX-351)	High-risk acute myeloid leukemia, or AML
Initiated a rolling submission of an NDA to the FDA in third quarter of 2016; expect to complete the NDA submission by end of first quarter of 2017; expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in second half of 2017

Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of acute Graft versus Host Disease, or aGvHD, following HSCT	Expect to initiate Phase 2 proof of concept trial in fourth quarter of 2017
Asparaginase	ALL and other hematologic disorders	Evaluation of early-stage product candidates
For further details regarding these development activities, see “Business - Research and Development” in Item 1 of Part I, Business, of this Annual Report on Form 10-K.
For 2017 and beyond, we expect that our research and development expenses will increase from historical levels, particularly as we initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. Our ability to continue to undertake our planned development activities, as well as the success of these activities, are subject to a number of risks and uncertainties, including those set forth under the headings “Risks Related to Our Business” and “Risks Related to Our Industry” in Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
Challenges, Risks and Trends Related to Our Lead Marketed Products
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 75% of our net product sales for the year ended December 31, 2016 and 73% of our net product sales for the year ended December 31, 2015. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on product development efforts relating to Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our future plans assume that sales of Xyrem will increase, although our plans assume a slower rate of increase than in recent years. While Xyrem product sales grew from 2015 to 2016 and from 2014 to 2015, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2017, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.

Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including those related to:

•
the potential commercialization of a generic version of Xyrem, including in connection with the recent approval by the FDA of ANDA for a generic version of Xyrem, as well as tentative approval of two additional ANDAs, as further described below;

•	the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or EDS in narcolepsy;

•
changes to, increases of or uncertainties around regulatory restrictions, including changes to our Xyrem REMS, particularly in light of the FDA’s waiver of the single shared systems REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS, as further described below;

•	any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors;

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing by government entities;

•	operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA;

•	any supply or manufacturing problems, including any problems with our sole source Xyrem API provider;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Seven companies sent us notices that they had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of these companies in the District Court for New Jersey, or District Court. In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. In 2016, the District Court consolidated all of our pending patent litigation (other than our lawsuit filed in August 2016) and set the consolidated case for trial in the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the consolidated case involving the patents on the Xyrem distribution system, or REMS patents. We cannot predict the timing or outcome of this or the other ANDA litigation proceedings against the remaining non-settling ANDA filers, which have been consolidated as one case in the District Court, with no trial date set. In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office issued final decisions that the claims of six of seven REMS patents are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. A PTAB decision on the three claims that were tried is expected before the end of the first quarter of 2017. For a description of these legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a drug-drug interaction, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. For a description of these matters, including risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
On January 17, 2017, the FDA announced approval of the Roxane ANDA, and on January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal and one for Ranbaxy. The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product. Roxane’s approval also includes a waiver of the single shared REMS requirement and permits Roxane to use a separate REMS program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. We were not involved in the development of the generic sodium oxybate REMS. We will evaluate whether the FDA’s waiver of the requirement for a single, shared system REMS in connection with approval of the ANDAs meets the conditions for such a waiver under applicable law and, to the extent that we determine that the waiver was not permissible under applicable law, will evaluate potential challenges to the FDA’s waiver decision. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
While the FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs, the timing of any potential commercial launch of a generic version of Xyrem is uncertain.  We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation.  If we prevail at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead, the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, would have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with FDA approval of the Roxane ANDA, tentative approval of the Amneal and Ranbaxy ANDAs, potential approval or tentative approval of additional ANDAs and the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
In connection with FDA approval of the current Xyrem REMS in February 2015, the FDA indicated that it intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to the Xyrem REMS in connection with approval of the generic sodium oxybate REMS (or otherwise) or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. We also may face pressure to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS.
For a further discussion of other risks relating to Xyrem, see the risk factors under the heading “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” in Part I, Item 1A of this Annual Report on Form 10-K.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 14% of our net product sales in 2016 and 15% of our net product sales in 2015. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities.
However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply interruptions and our need to minimize or avoid additional supply interruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL.

In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016, citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for active pharmaceutical ingredients, or APIs. We cannot predict whether the FDA’s required remediation activities will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. We also cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA. Any failure to do so could result in the FDA refusing admission of Erwinaze in the U.S., as well as additional enforcement actions by the FDA and other regulatory entities. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our potential future maintenance and growth of the market for this product.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. and other countries in the third and fourth quarters of 2016. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply interruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product, as further discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 7% of our net product sales for the year ended December 31, 2016 and 5% of our net product sales for the year ended December 31, 2015. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
Our ability to realize the anticipated benefits from our investment in Defitelio is subject to risks and uncertainties, including those risk factors set forth under the heading “Risks Related to Our Business” in Item 1, Part 1A of this Annual Report on Form 10-K. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Other Challenges and Risks
We anticipate that we will continue to face a number of other challenges and risks to our business and our ability to execute our strategy in 2017 and beyond. Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. In 2016, we made a significant investment in Vyxeos through the Celator Acquisition. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including the risk factors set forth under “Risks Relating to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.
In addition, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of this Annual Report on Form 10-K.
Other key challenges and risks that we face include risks and uncertainties related to:

•	the challenges of protecting and enhancing our intellectual property rights;

•	the challenges of achieving and maintaining commercial success of our products;

•
delays or problems in the supply or manufacture of our products and product candidates, particularly with respect to certain products as to which we maintain limited inventories, our dependence on single source suppliers for most of our products, product candidates and APIs, and the requirement that we and our product suppliers be qualified by the FDA to manufacture product and comply with applicable manufacturing regulations;

•
the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures and pharmaceutical pricing in the U.S. and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the U.S. in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by government programs and third party payors;

•	our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business;

•
the challenges of compliance with the requirements of the FDA, the DEA and comparable non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, patient assistance programs, adverse event reporting and product recalls or withdrawals;

•
the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials planned or anticipated to be conducted for our product candidates;

•
the inherent uncertainty associated with the regulatory approval process, especially as we continue to increase investment in our product pipeline development projects and undertake multiple planned NDA submissions for our product candidates;

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

Results of Operations
The following table presents revenues and expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands except percentages):

	2016 (1)	Change	2015	Change	2014 (2)
Product sales, net	$1,477,261	12%	$1,316,819	13%	$1,162,716
Royalties and contract revenues	10,712	34%	7,984	(21)%	10,159
Cost of product sales (excluding amortization and impairment of intangible assets)	105,386	3%	102,526	(13)%	117,418
Selling, general and administrative	502,892	12%	449,119	11%	406,114
Research and development	162,297	20%	135,253	59%	85,181
Acquired in-process research and development	23,750	N/A(3)	—	N/A(3)	202,626
Intangible asset amortization	101,994	4%	98,162	(22)%	126,584
Impairment charges	—	N/A(3)	31,523	(20)%	39,365
Interest expense, net	61,942	9%	56,917	8%	52,713
Foreign currency gain	(3,372)	133%	(1,445)	(83)%	(8,683)
Loss on extinguishment and modification of debt	638	(96)%	16,815	N/A(3)	—
Income tax provision	135,236	27%	106,399	13%	94,231
Equity in net loss of investee	379	N/A(3)	—	N/A(3)	—
Net loss attributable to noncontrolling interests	—	N/A(3)	(1)	N/A(3)	(1,061)
 _________________________

(1)	Our financial results include the financial results of the historical Celator business since the closing of the Celator Acquisition on July 12, 2016.

(2)	Our financial results include the financial results of the historical Gentium business since the closing of the Gentium Acquisition on January 23, 2014.

(3)	Comparison to prior period is not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2016, 2015 and 2014 (in thousands except percentages):

	2016	Change	2015	Change	2014
Xyrem	$1,107,616	16%	$955,187	23%	$778,584
Erwinaze/Erwinase	200,678	(1)%	203,261	2%	199,665
Defitelio/defibrotide	108,952	54%	70,731	—%	70,537
Prialt® (ziconotide) intrathecal infusion	29,120	10%	26,440	—%	26,421
Psychiatry	17,653	(52)%	37,135	(9)%	40,879
Other	13,242	(45)%	24,065	(48)%	46,630
Product sales, net	1,477,261	12%	1,316,819	13%	1,162,716
Royalties and contract revenues	10,712	34%	7,984	(21)%	10,159
Total revenues	$1,487,973	12%	$1,324,803	13%	$1,172,875
Product Sales, Net
Xyrem product sales increased by 16% in 2016 and by 23% in 2015 compared to the immediately preceding years, primarily due to higher average net selling prices in 2016 and 2015 and, to a lesser extent, increases in sales volume.  Price increases were instituted in February 2016 and February 2015. Xyrem product sales volumes increased by 6% in both 2016 and 2015 compared to the immediately preceding years. The sales volume increase in both years was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who have restarted Xyrem therapy and active patients who remained on Xyrem therapy. In late August 2015, we implemented the final REMS that was approved by the FDA in February 2015. In the third quarter of 2015, Xyrem product sales were adversely impacted by operational disruption and resulting delays in prescription fills and refills. In the fourth quarter of 2015, we observed an improvement in key operational metrics compared to the third quarter of 2015 and pharmacy operations were satisfactory during 2016. Erwinaze product sales decreased slightly in 2016 compared to 2015, primarily due to a decrease in sales volume, partially offset by price increases instituted in January 2016 and July 2015. In 2016, the company continued to experience supply challenges, which resulted in fluctuations in inventory levels and temporary disruptions to the company’s ability to supply certain markets. Erwinaze product sales increased by 2% in 2015 compared to 2014, primarily due to an increase in sales volume and, to a lesser extent, price increases instituted in January 2015 and July 2015, partially offset primarily by higher chargebacks and rebates resulting from increased utilization under the 340B drug pricing discount and Medicaid programs and, to a lesser extent, the impact of foreign exchange on sales made in euro. The Erwinaze sales volume increase in 2015 was primarily driven by existing treatment sites identifying additional ALL patients with hypersensitivity to E. coli-derived asparaginase and, to a lesser extent, growth in new treatment sites prescribing Erwinaze. Defitelio/defibrotide product sales increased in 2016 compared to 2015, primarily due to the launch of Defitelio in the U.S. in April 2016 and higher net sales outside the U.S primarily due to higher sales volume. Defitelio/defibrotide product sales in 2015 were consistent with sales in 2014, beginning from the closing of the Gentium Acquisition on January 23, 2014, and included a sales volume increase of 19%, which was partially offset by the impact of foreign exchange on sales made in euro. On a pro forma basis, assuming the Gentium Acquisition had closed on January 1, 2014, Defitelio/defibrotide product sales decreased by 4% in 2015 compared to 2014, primarily due to the impact of foreign exchange on sales made in euro, partially offset by an increase in sales volumes of 13%. Prialt product sales increased in 2016 compared to 2015, primarily due to an increase in sales volume. Prialt product sales in 2015 were consistent with sales in 2014. Psychiatry product sales decreased in 2016 and 2015 compared to the immediately preceding years, primarily due to the impact of generic competition. Other product sales decreased in 2016 and 2015 compared to the immediately preceding years, primarily due to our disposition, in March 2015, of certain products and the related business that we originally acquired in the EUSA Acquisition. We expect total product sales will increase in 2017 over 2016, primarily due to anticipated growth in sales of our lead marketed products, as well as sales from the anticipated U.S commercial launch of Vyxeos, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased by $2.7 million in 2016 compared to 2015, primarily due to sales-based milestone revenue of $1.0 million recognized in 2016 and higher sales of out-licensed products. Royalties and contract revenues decreased in 2015 compared to 2014, primarily due to a $2.0 million sales-based milestone payment we received in 2014. We expect royalties and contract revenues in 2017 to decrease slightly compared to 2016, primarily due to the sales-based milestone revenue we recognized in 2016.
Cost of Product Sales
Cost of product sales increased in 2016 compared to 2015 primarily due to a change in product mix and an increase in net product sales. Cost of product sales decreased in 2015 compared to 2014 primarily due to a decrease in acquisition accounting inventory fair value step-up adjustments of $10.5 million and a change in product mix, partially offset by an increase in net product sales. Gross margins as a percentage of net product sales were 92.9%, 92.2% and 89.9% in 2016, 2015 and 2014, respectively. The increase in our gross margin percentage in 2016 compared to 2015 was primarily due to a change in product mix. The increase in our gross margin percentage in 2015 compared to 2014 was primarily due to a change in product mix and a decrease in acquisition accounting inventory fair value step-up adjustments. We expect that our gross margin as a percentage of net product sales will not change materially in 2017 compared to 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2016 compared to 2015, primarily due to an increase of $22.7 million in compensation-related expenses driven by higher headcount, an increase of transaction and integration expenses related to the Celator Acquisition of $13.1 million, a one-time contract termination fee of $11.6 million to eliminate future royalty payments related to Vyxeos, an increase of $8.5 million in legal fees and expenses related to certain legal proceedings and restructuring, and an increase in other expenses related to the expansion and support of our business, including expenses related to the launch of Defitelio in the U.S., partially offset by a one-time charge of $18.0 million in 2015 for settlement of a contract claim liability. Selling, general and administrative expenses increased in 2015 compared to 2014, primarily due to an increase in compensation-related expenses of $23.6 million driven by higher headcount, an increase in other expenses related to the expansion of our business of $28.9 million and a one-time charge of $18.0 million for settlement of a contract claim originally asserted against Azur Pharma prior to the Azur Merger, partially offset by a decrease in transaction and integration expenses of $27.5 million. We expect selling, general and administrative expenses in 2017 to increase compared to 2016, primarily due to an increase in compensation-related expenses driven by higher headcount and increases in expenses related to the preparation for the potential U.S. commercial launch of Vyxeos, higher promotion costs and patient access and support services for Xyrem, and other expenses related to the expansion and support of our business.

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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2016	2015	2014
Clinical studies and outside services	$100,165	$63,079	41,769
Personnel expenses	47,969	39,515	38,228
Milestone	750	25,000	—
Other	13,413	7,659	5,184
Total	$162,297	$135,253	$85,181
Research and development expenses increased by $27.0 million in 2016 compared to 2015, primarily due to increased clinical studies and outside services costs related to three Phase 3 clinical trials for JZP-110 and development of other sleep product candidates and expenses related to initiation of a rolling submission of an NDA for Vyxeos. Personnel expenses increased by $8.5 million in 2016 compared to 2015, primarily due to salary and benefit-related expenses (including share-based compensation) primarily driven by increased headcount in support of our development programs and, to a lesser extent, increased headcount due to the Celator Acquisition. Research and development expenses increased by $50.1 million in 2015 compared to 2014, primarily due to a $25.0 million milestone expense that was triggered by the acceptance for filing by the FDA of our NDA for defibrotide for VOD and increased clinical studies and outside services costs driven primarily by initiation of Phase 3 clinical trials relating to JZP-110. Personnel expenses did not change materially in 2015 compared to 2014.
For 2017 and beyond, we expect that our research and development expenses will continue to increase from historical levels particularly as we prepare for a number of anticipated regulatory submissions, initiate additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Acquired In-Process Research and Development
In 2016, acquired in-process research and development, or IPR&D, expense was related to upfront and option payments. In March 2016 we obtained intellectual property and know-how related to recombinant crisantaspase for a payment of $8.8 million. In July 2016 we made a payment of $15.0 million to Pfenex Inc., or Pfenex, under an agreement whereby Pfenex granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate.
In 2014, we acquired the rights to defibrotide in the Americas from Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, for an upfront payment of $75.0 million, and we also acquired the worldwide development, manufacturing and commercial rights to JZP-110, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retained rights, for an upfront payment of $125.0 million to Aerial. We also paid a $2.0 million milestone to SK, which was triggered on assignment of the JZP-110 rights from Aerial to us, and $0.6 million in license fees in connection with JZP-416.
Intangible Asset Amortization
Intangible asset amortization increased in 2016 compared to 2015, primarily due to the commencement of amortization of the Defitelio U.S. intangible asset upon FDA approval in March 2016, partially offset by the cessation of amortization of certain intangible assets that were fully amortized in 2015 and the impact of foreign exchange rates on euro-denominated assets. Intangible asset amortization decreased in 2015 compared to 2014, due to the cessation of amortization of intangible assets classified as assets held for sale as of December 31, 2014 and certain other intangible assets that were fully amortized in 2014 and the impact of foreign exchange rates on euro denominated assets. Intangible asset amortization is expected to increase in 2017 compared to 2016, subject to FDA approval of Vyxeos and commencement of amortization of the related intangible asset.
Impairment Charges
In the fourth quarter of 2015, we recorded an impairment charge of $31.5 million related to our acquired IPR&D asset as a result of our decision to terminate a pivotal Phase 2 clinical trial of JZP-416. In 2014, we recorded impairment charges of $39.4 million related to certain products acquired as part of the EUSA Acquisition that we sold in March 2015.
Interest Expense, Net
On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion, of which $1.0 billion was drawn to partially fund the Celator Acquisition and $850.0 million remained outstanding as of December 31, 2016, and a $750.0 million term loan facility, of which $712.9 million principal amount remained outstanding as of December 31, 2016. Interest expense, net increased by $5.0 million in 2016 compared to 2015, primarily due to the increase in our average debt balance and increased interest rates on borrowings under the amended credit agreement as compared to the 2015 credit agreement. Interest expense, net increased by $4.2 million in 2015 compared to 2014, primarily due to the inclusion of a full year of interest expense on the 2021 Notes, partially offset by a reduction in interest rates on borrowings under the 2015 credit agreement compared to our previous credit agreement. In August 2014, we issued $575.0 million principal amount of the 2021 Notes, which remained outstanding at December 31, 2016. In June 2015, we refinanced our existing term loans and revolving credit facility which reduced the interest rate on our term loan and revolving credit facility borrowings. We expect interest expense will be higher in 2017 compared to 2016 primarily due to the increase in our average debt balance.
Foreign Currency Gain
Foreign currency gain is primarily related to the translation of euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Loss on Extinguishment and Modification of Debt
In 2016, we recorded a loss of $0.6 million in connection with our entry into the amended credit agreement in July 2016, which was primarily comprised of new third party fees associated with the modified debt. In 2015, we recorded a loss of $16.8 million in connection with the refinancing of our term loans and revolving credit facility in June 2015, which was comprised of $16.0 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $0.8 million related to new third party fees associated with the modification of existing debt.
Income Tax Provision
Our income tax provision was $135.2 million, $106.4 million and $94.2 million in 2016, 2015 and 2014, respectively. The effective tax rates for 2016, 2015 and 2014 were 25.4%, 24.4% and 62.2%, respectively. After adjusting the income before income tax provision for 2014 by excluding a total of $202.0 million in upfront and milestone payments for rights to JZP-110 and to defibrotide in the Americas, which were acquired by our subsidiaries in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for 2014 was 26.7%. The effective tax rates for 2016 and 2015 were higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits and various expenses not deductible for tax purposes, partially offset by originating tax credits, deductions available in relation to subsidiary equity and reductions in tax rates in certain jurisdictions. The effective tax rate for 2014 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, current year losses in some jurisdictions for which no tax benefit is available and various expenses not deductible for tax purposes, partially offset by changes in U.S. state valuation allowances and benefits from certain originating income tax credits. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to a decrease in the impact of reductions in tax rates in certain jurisdictions and a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. The decrease in the effective tax rate in 2015 compared to 2014 was primarily due to changes in income mix among the various jurisdictions in which we operate, increased originating tax credits, increased deductions available in relation to subsidiary equity and reductions in tax rates in certain jurisdictions, partially offset by the impact of impairments of intangible assets and changes in U.S. state valuation allowances during 2014.
Equity in Net Loss of Investee
Equity in net loss of investee relates to our share in the net loss of a company in which we have made an investment accounted for under the equity method of accounting.

Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests relates to the portion of the net loss of Gentium not attributable, directly or indirectly, to our ownership interest. During 2015, we acquired the remaining noncontrolling interests in Gentium.

Liquidity and Capital Resources
As of December 31, 2016, we had cash, cash equivalents and investments of $426.0 million, borrowing availability under our revolving credit facility of $399.5 million and long-term debt principal amount of $2.1 billion. Our long-term debt included $850.0 million in outstanding borrowings under our revolving credit facility, $712.9 million aggregate principal amount term loan and $575.0 million principal amount of the 2021 Notes. During 2016, 2015 and 2014, we generated cash flows from operations of $590.5 million, $531.9 million and $407.6 million, respectively, and we expect to continue to generate positive cash flow from operations.
On July 12, 2016, we completed the Celator Acquisition. The aggregate cost to us of the Celator Acquisition was $1.5 billion. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $712.9 million principal amount was outstanding as of December 31, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. In the fourth quarter of 2016 we made a $150.0 million repayment of borrowings under our revolving credit facility.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In May 2013, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In August 2015, we completed repurchases under the May 2013 share repurchase program. In November 2015, our board of directors authorized another share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In September 2016, we completed repurchases under the November 2015 share repurchase program. In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2016, under the November 2015 and November 2016 repurchase programs, we spent a total of $278.3 million to repurchase 2.2 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $124.09 per share. All ordinary shares repurchased were canceled. As of December 31, 2016, the remaining amount authorized under the November 2016 share repurchase program was $281.5 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$590,536	$531,943	$407,606
Net cash used in investing activities	(1,749,300)	(2,255)	(1,067,649)
Net cash provided by (used in) financing activities	540,987	(214,323)	711,034
Effect of exchange rates on cash and cash equivalents	(5,045)	(10,622)	(3,453)
Net increase (decrease) in cash and cash equivalents	$(622,822)	$304,743	$47,538
Net cash provided by operating activities of $590.5 million in 2016 related to net income of $396.8 million, adjusted for upfront and option payments totaling $23.8 million in connection with our acquisition of IPR&D assets and non-cash items of $192.7 million primarily related to intangible asset amortization, share-based compensation and amortization of debt discount, deferred financing costs and deferred income taxes. This was partially offset by $22.7 million of net cash outflow related to changes in operating assets and liabilities. Net cash provided by operating activities in 2015 related to net income of $329.5 million, adjusted for non-cash items of $201.4 million primarily related to intangible asset amortization, share-based compensation expense, impairment charges, amortization of debt discount and deferred financing costs and loss on extinguishment and modification of debt. Net cash provided by operating activities in 2014 related to net income of $57.3 million, adjusted for upfront and milestone payments totaling $202.6 million primarily in connection with our acquisition of rights to JZP-110 and to defibrotide in the Americas and non-cash items of $208.2 million primarily related to intangible asset amortization, share-based compensation expense, impairment charges, amortization of debt discount and deferred financing costs, acquisition accounting inventory fair value step-up adjustments and deferred income taxes. This was partially offset by $60.5 million of net cash outflow related to changes in operating assets and liabilities which included an increase of $55.0 million in our accounts receivable, primarily due to an increase in sales.
Net cash used in investing activities in 2016 primarily related to the Celator Acquisition for $1.5 billion, a $150.0 million milestone payment to Sigma-Tau that was triggered by the FDA approval of Defitelio on March 30, 2016, purchase of investments of $65.3 million and upfront and option payments of $23.8 million to acquire IPR&D assets. Net cash used in investing activities in 2015 related to purchases of property and equipment of $36.0 million primarily related to the construction of a manufacturing and development facility in Ireland, partially offset by net proceeds of $33.7 million from the sale of certain products and the related business that we originally acquired as part of the EUSA Acquisition. Net cash used in investing activities in 2014 primarily related to the funding of the Gentium Acquisition, the acquisition of rights to JZP-110 and to defibrotide in the Americas and, to a lesser extent, expenditures related to property and equipment.
Net cash provided by financing activities in 2016 primarily related to net proceeds from issuance of debt of $994.6 million and proceeds of $24.2 million from employee equity incentive and purchase plans, partially offset by $278.3 million used to repurchase our ordinary shares under our share repurchase program, $150.0 million and $28.3 million repayments of borrowings under our revolving credit facility and long-term debt, respectively, and payment of employee withholding taxes of $21.2 million related to share-based awards. Net cash used in financing activities in 2015 primarily related to repayments of long-term debt of $905.8 million primarily for the total principal amount of term loans outstanding under a previous credit agreement, repayment of $160.0 million of borrowings under the revolving credit facility provided for under the 2015 credit agreement, $61.6 million used to repurchase our ordinary shares under our previous and current share repurchase programs and payment of employee withholding taxes of $26.1 million related to share-based awards, partially offset by proceeds from borrowings totaling $898.6 million under the 2015 credit agreement and proceeds of $40.5 million from employee equity incentive and purchase plans. Net cash provided by financing activities in 2014 primarily related to net proceeds of $1,194.4 million from long-term debt and proceeds of $58.5 million from employee equity incentive and purchase plans and exercise of warrants, partially offset by repayment of $300.0 million borrowings under the revolving credit facility provided for under a previous credit agreement, $137.0 million for the acquisition of noncontrolling interests in Gentium, $35.1 million in respect of the payment of the contingent consideration in connection with the EUSA Acquisition and $42.2 million used to repurchase our ordinary shares under our previous share repurchase program.
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

On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $712.9 million principal amount was outstanding as of December 31, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, of which $850.0 million was outstanding as of December 31, 2016, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
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
Principal repayments of the term loan, which are due quarterly, began in December 2016 and are equal to 5.0% per annum of the principal amount outstanding on July 12, 2016 of $721.9 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of December 31, 2016, and are currently, in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$712,852	$36,094	$99,258	$577,500	$—
Term loan - interest (2)	78,274	19,638	35,916	22,720	—
2021 Notes - principal	575,000	—	—	575,000	—
2021 Notes - interest (3)	53,906	10,780	21,563	21,563	—
Revolving credit facility - principal	850,000	—	—	850,000	—
Revolving credit facility - interest (2)	106,381	24,432	46,446	35,503	—
Revolving credit facility - commitment fee (4)	6,420	1,418	2,835	2,167	—
Commitment to investee (5)	20,000	5,000	10,000	5,000	—
Purchase obligations (6)	28,434	27,074	410	452	498
Operating and facility lease obligations (7)	125,872	15,442	23,136	19,380	67,914
Total	$2,557,139	$139,878	$239,564	$2,109,285	$68,412
  __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In July 2016, we entered into an agreement with Pfenex under which Pfenex granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront, option and development milestone payments totaling $15.8 million and may be eligible to receive additional payments of up to $165 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $256 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest was calculated based on the interest rates in effect as of December 31, 2016. The interest rates for our term loan and revolving credit facility borrowings were 2.77% and 2.69%, respectively, at December 31, 2016.

(3)	We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of December 31, 2016 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.35% and assumed undrawn amounts of $399.5 million as of December 31, 2016 to estimate commitment fees owed. Undrawn borrowing capacity as of December 31, 2016 does not include an amount of $0.5 million committed under an outstanding letter of credit.

(5)
We committed to invest $25.0 million in Arrivo Bioventures, LLC which can be called on an annual basis over a five-year period. The first capital call of $5.0 million was made during the second quarter of 2016. Our equity method investment is included within other non-current assets on the consolidated balance sheet as of December 31, 2016.

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

We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. Cumulative unremitted earnings of our foreign subsidiaries totaled approximately $1.2 billion at December 31, 2016. In the event of the distribution of those earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2016, it is not practicable to determine the amount of the income tax liability related to these undistributed earnings due to a variety of factors.
In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2016, our liability for unrecognized tax benefits amounted to $90.9 million (excluding interest and penalties). We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next twelve months.

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
A significant portion of our net product revenues are derived from sales of Xyrem. We sell Xyrem in the U.S. to a single central pharmacy, Express Scripts Specialty Distribution Services and its affiliate CuraScript, Inc., or Express Scripts. In 2016, sales of Xyrem to Express Scripts accounted for 74.8% of our net product sales. We recognize revenues from sales of Xyrem within the U.S. upon transfer of title, which occurs when Express Scripts removes product from our consigned inventory location at its facility for shipment directly to a patient. We accept returns from and provide Express Scripts with a credit for any product returned by patients to Express Scripts with defects that were not reasonably discoverable upon receipt of the consigned product by Express Scripts. Based on our experience, product returns to Express Scripts from patients are rare; during 2016, we issued credits totaling less than $0.1 million to Express Scripts for returned product.
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
The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2013 (1)	$31,558	$21,110	$4,410	$5,890	$62,968
Provision, net	88,729	3,148	28,722	71,864	192,463
Payments/credits	(75,854)	(10,219)	(28,588)	(71,879)	(186,540)
Balance at December 31, 2014 (1)	44,433	14,039	4,544	5,875	68,891
Provision, net	124,618	(4,444)	39,124	46,533	205,831
Payments/credits	(107,013)	(3,485)	(38,772)	(48,684)	(197,954)
Balance at December 31, 2015	62,038	6,110	4,896	3,724	76,768
Provision, net	129,608	(537)	40,430	40,057	209,558
Payments/credits	(123,383)	(1,207)	(40,577)	(39,582)	(204,749)
Balance at December 31, 2016	$68,263	$4,366	$4,749	$4,199	$81,577
 __________________________
(1) Includes both continuing operations and discontinued operations to the date of disposal.
Total items deducted from gross product sales were $209.6 million, $205.8 million and $192.5 million, or 12.4%, 13.5% and 14.2% as a percentage of gross product sales, in 2016, 2015 and 2014, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represented less than 1% of net product sales for each of the years ended December 31, 2016, 2015 and 2014.
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
Rebates were $129.6 million, $124.6 million and $88.7 million, or 7.7%, 8.2% and 6.5% as a percentage of gross product sales, in 2016, 2015 and 2014, respectively. Rebates as a percentage of gross product sales decreased in 2016 compared to 2015 primarily due to decreased Medicaid expense for certain products with generic competition as a result of lower net product sales from those products in 2016, partially offset by increased Tricare per unit rebate amounts. Rebates as a percentage of gross product sales increased in 2015 compared to 2014 primarily due to increased Medicaid utilization rates and increased Tricare per unit rebate amounts. We expect that rebates will continue to significantly impact our reported net sales. However, rebates as a percentage of gross product sales are not expected to change materially in 2017 compared to 2016.
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
Sales returns represented a credit of $0.5 million and $4.4 million in 2016 and 2015, respectively, and a charge of $3.1 million in 2014, or 0%, (0.3%) and 0.3% as a percentage of gross product sales in 2016, 2015 and 2014, respectively. Sales returns as a percentage of gross product sales did not change materially in 2016 compared to 2015. Sales returns as a percentage of gross product sales decreased in 2015 compared to 2014 due to a change in the estimated returns rate for certain products with generic competition based on actual returns experience in addition to the lapse of the product return period for certain products. Sales returns as a percentage of gross product sales are not expected to change materially in 2017 compared to 2016.
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
Chargebacks were $40.4 million, $39.1 million and $28.7 million, or 2.4%, 2.6% and 2.1% as a percentage of gross product sales in 2016, 2015 and 2014, respectively. Chargebacks as a percentage of gross product sales did not change materially in 2016 compared to 2015. Chargebacks as a percentage of gross product sales increased in 2015 compared to 2014 primarily due to increased 340B drug pricing discount program utilization and increased chargeback per unit amounts. As a result of the products we acquired in the EUSA Acquisition, particularly Erwinaze, chargebacks are expected to continue to significantly impact our reported net product sales. Chargebacks as a percentage of gross product sales are not expected to change materially in 2017 compared to 2016.
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
Discounts and distributor fees were $40.1 million, $46.5 million and $71.9 million, or 2.4%, 3.1% and 5.3% as a percentage of gross product sales in 2016, 2015 and 2014, respectively. Discounts and distributor fees as a percentage of gross product sales decreased in 2016 compared to 2015 primarily due to decreased distributor fees payable to partner distributors in international markets driven by a change in the distribution model for certain products. Discounts and distributor fees as a percentage of gross product sales decreased in 2015 compared to 2014 primarily due to a change in the patient coupon programs threshold and the patient eligibility criteria. We expect that discounts and distributor fees as a whole will continue to significantly impact our reported net product sales. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2017 compared to 2016.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2016 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2016, we had $893.8 million of goodwill primarily resulting from the Azur Merger on January 18, 2012, the EUSA Acquisition on June 12, 2012, the Gentium Acquisition on January 23, 2014 and the Celator Acquisition on July 12, 2016.

Intangible Assets
In connection with the Azur Merger, the EUSA Acquisition, the Gentium Acquisition and the Celator Acquisition, we acquired a number of intangible assets, including intangible assets related to currently marketed products (developed technology) and intangible assets related to product candidates (IPR&D). When significant identifiable intangible assets are acquired, we engage an independent third party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

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
As of December 31, 2016, we had $1.1 billion of finite-lived intangible assets and $1.9 billion of IPR&D assets related to the marketed products and the IPR&D projects that we acquired in the Azur Merger, the EUSA Acquisition, the Gentium Acquisition and the Celator Acquisition. We did not recognize an impairment charge related to our intangible assets during 2016. In 2015, we recorded an impairment charge of $31.5 million to our acquired IPR&D asset as a result of our decision to terminate a pivotal Phase 2 clinical trial of JZP-416. In 2014, we recorded impairment charges of $39.4 million related to certain products acquired as part of the EUSA Acquisition that we sold in March 2015.
Please refer to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2016.
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
Our most significant tax jurisdictions are Ireland, the U.S., Italy and France. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of accounting for share-based compensation, changes in our international organization, likelihood of settlement, and changes in overall levels of income before taxes.
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
Share-Based Compensation
We have elected to use the Black-Scholes option pricing model to calculate the fair value of share option grants under our equity incentive plans and grants under our employee stock purchase plan, or ESPP, and we are using the straight-line method to allocate compensation cost to reporting periods. The fair value of share options was estimated using the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Volatility	39%	39%	45%
Expected term (years)	4.2	4.2	4.3
Range of risk-free rates	0.8-1.6%	1.1-1.5%	1.1-1.4%
Expected dividend yield	—%	—%	—%
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

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. The future impact of ASU No. 2017-01 will be dependent upon the nature of our future acquisition or disposition transactions, if any.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early application is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California in a building to be constructed by the landlord, which is accounted for as a build-to-suit arrangement under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. Presently, we plan to adopt ASU No. 2014-09 at its effective date, but we have not yet determined which transition method we will choose. We have substantially completed our review of existing revenue contracts and do not anticipate that the implementation of ASU No. 2014-09 will have a material impact on our results of operations and financial position. We are continuing to review the impact that the new standard will have on our financial statement disclosures.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2016 consisted of time deposits which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, of which $850.0 million was outstanding as of December 31, 2016, and a $750.0 million term loan facility, of which $712.9 million principal amount was outstanding as of December 31, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. Based on indebtedness under our term loan and revolving credit facilities of $1.6 billion as of December 31, 2016, a 1.0% increase in interest rates would increase net interest expense in 2017 by approximately $16 million.
In August 2014, we completed a private placement of $575.0 million aggregate principal amount of the 2021 Notes. The 2021 Notes have a fixed annual interest rate of 1.875% and we, therefore, do not have economic interest rate exposure on the 2021 Notes. However, the fair value of the 2021 Notes is exposed to interest rate risk. Generally, the fair value of the 2021 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2021 Notes is also affected by volatility in our ordinary share price. As of December 31, 2016, the fair value of the 2021 Notes was estimated to be $553 million.
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in the euro. A 10% strengthening/(weakening) in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro would have increased/(decreased) net income for the year ended December 31, 2016 by approximately $9 million.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign currency gain (loss) in the consolidated statements of income. As of December 31, 2016, our primary exposure to transaction risk related to euro net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. As of December 31, 2016, a 10% strengthening/(weakening) in the euro against the U.S. dollar would have (decreased)/increased net income by approximately $6 million. In 2017, to mitigate this risk, we entered into foreign exchange forward contracts to manage currency risk related to certain intercompany loans denominated in non-functional currencies. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10-K as pages F-1 through F-47.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2016, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.
KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2016, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Jazz Pharmaceuticals plc
We have audited Jazz Pharmaceuticals plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jazz Pharmaceuticals plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Jazz Pharmaceuticals plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jazz Pharmaceuticals plc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedule, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG
Dublin, Ireland
February 28, 2017

Item 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2017 annual general meeting of shareholders, or our 2017 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2017 Proxy Statement as follows:

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
Such information is incorporated herein by reference to our 2017 Proxy Statement, provided that if the 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
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
The information required by this item is to be included in our 2017 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2017 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2016 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2017 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14.	Principal Accountant Fees and Services
The information required by this item is to be included in our 2017 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Auditors and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

2.2
Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

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

2.9
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1
Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.3†
Royalty Bearing Licence Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between Public Health England (formerly Health Protection Agency) and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q/A (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 9, 2012).

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

10.5†
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.6A
Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc's Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 18, 2015).

10.6B
Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.13C+
Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd and Iain McGill (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.13D+
Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.15C+
Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.15D+
Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.18M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.18N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.18O+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.18P+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18Q+
Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18R+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18S+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

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

10.20D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.20E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.20F+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.20G+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

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

10.22B+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 3, 2016).
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

10.22E+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2017).
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

10.25B+
Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.27
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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017	Jazz Pharmaceuticals public limited company
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Bruce C. Cozadd
/s/ MATTHEW P. YOUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Matthew P. Young
/s/ KAREN J. WILSON	Senior Vice President, Finance (Principal Accounting Officer)	February 28, 2017
Karen J. Wilson
/s/ PAUL L. BERNS	Director	February 28, 2017
Paul L. Berns
/s/ PATRICK G. ENRIGHT	Director	February 28, 2017
Patrick G. Enright
/s/ PETER GRAY	Director	February 28, 2017
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	February 28, 2017
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	February 28, 2017
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	February 28, 2017
Kenneth W. O’Keefe
/s/ NORBERT G. RIEDEL, PH.D.	Director	February 28, 2017
Norbert G. Riedel, Ph.D.
/s/ ELMAR SCHNEE	Director	February 28, 2017
Elmar Schnee
/s/ CATHERINE A. SOHN, PHARM.D.	Director	February 28, 2017
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	February 28, 2017
Rick E Winningham

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Jazz Pharmaceuticals plc
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule at Item 15(a)2 for the years ended December 31, 2016, 2015 and 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jazz Pharmaceuticals plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2016, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG
Dublin, Ireland
February 28, 2017

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$365,963	$988,785
Investments	60,000	—
Accounts receivable, net of allowances of $5,154 and $3,693 at December 31, 2016 and 2015, respectively	234,244	209,685
Inventories	34,051	19,451
Prepaid expenses	24,501	20,699
Other current assets	29,310	19,047
Total current assets	748,069	1,257,667
Property and equipment, net	107,490	85,572
Intangible assets, net	3,012,001	1,185,606
Goodwill	893,810	657,139
Deferred tax assets, net, non-current	15,060	130,148
Deferred financing costs	9,737	7,209
Other non-current assets	14,060	9,271
Total assets	$4,800,227	$3,332,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,415	$21,807
Accrued liabilities	193,268	164,070
Current portion of long-term debt	36,094	37,587
Income taxes payable	4,506	1,808
Deferred revenue	1,123	1,370
Total current liabilities	257,406	226,642
Deferred revenue, non-current	2,601	3,721
Long-term debt, less current portion	1,993,531	1,150,857
Deferred tax liability, net, non-current	556,733	283,493
Other non-current liabilities	112,617	69,253
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 59,820 and 61,305 shares issued and outstanding at December 31, 2016 and 2015, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2016 and 2015	55	55
Capital redemption reserve	472	471
Additional paid-in capital	1,665,232	1,562,900
Accumulated other comprehensive loss	(317,333)	(267,472)
Retained earnings	528,907	302,686
Total shareholders’ equity	1,877,339	1,598,646
Total liabilities and shareholders’ equity	$4,800,227	$3,332,612

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales, net	$1,477,261	$1,316,819	$1,162,716
Royalties and contract revenues	10,712	7,984	10,159
Total revenues	1,487,973	1,324,803	1,172,875
Operating expenses:
Cost of product sales (excluding amortization and impairment of intangible assets)	105,386	102,526	117,418
Selling, general and administrative	502,892	449,119	406,114
Research and development	162,297	135,253	85,181
Acquired in-process research and development	23,750	—	202,626
Intangible asset amortization	101,994	98,162	126,584
Impairment charges	—	31,523	39,365
Total operating expenses	896,319	816,583	977,288
Income from operations	591,654	508,220	195,587
Interest expense, net	(61,942)	(56,917)	(52,713)
Foreign currency gain	3,372	1,445	8,683
Loss on extinguishment and modification of debt	(638)	(16,815)	—
Income before income tax provision and equity in loss of investee	532,446	435,933	151,557
Income tax provision	135,236	106,399	94,231
Equity in loss of investee	379	—	—
Net income	396,831	329,534	57,326
Net loss attributable to noncontrolling interests	—	(1)	(1,061)
Net income attributable to Jazz Pharmaceuticals plc	$396,831	$329,535	$58,387

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$6.56	$5.38	$0.98
Diluted	$6.41	$5.23	$0.93
Weighted-average ordinary shares used in per share calculations - basic	60,500	61,232	59,746
Weighted-average ordinary shares used in per share calculations - diluted	61,870	63,036	62,614

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$396,831	$329,534	$57,326
Other comprehensive loss:
Foreign currency translation adjustments	(49,861)	(145,375)	(178,264)
Other comprehensive loss	(49,861)	(145,375)	(178,264)
Total comprehensive income (loss)	346,970	184,159	(120,938)
Comprehensive loss attributable to noncontrolling interests	—	(1)	(1,075)
Comprehensive income (loss) attributable to Jazz Pharmaceuticals plc	$346,970	$184,160	$(119,863)

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemp-tion Reserve	Additional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Retained Earnings	Total Jazz Pharma-ceuticals plc Share-holders’ Equity	Non-control-ling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	57,854	$6	4,000	$55	$471	$1,220,317	$56,153	$18,532	$1,295,534	$—	$1,295,534
Noncontrolling interest on Gentium Acquisition	—	—	—	—	—	—	—	—	—	136,578	136,578
Acquisition of noncontrolling interest	—	—	—	—	—	(1,530)	—	—	(1,530)	(135,439)	(136,969)
Issuance of exchangeable senior notes	—	—	—	—	—	126,863	—	—	126,863	—	126,863
Issuance of ordinary shares in conjunction with exercise of share options	1,185	—	—	—	—	43,043	—	—	43,043	—	43,043
Issuance of ordinary shares under employee stock purchase plan	117	—	—	—	—	7,197	—	—	7,197	—	7,197
Issuance of ordinary shares in conjunction with vesting of restricted stock units	222	—	—	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(18,030)	—	—	(18,030)	—	(18,030)
Issuance of ordinary shares in conjunction with exercise of warrants	1,552	—	—	—	—	8,247	—	—	8,247	—	8,247
Shares issued under directors deferred compensation plan	17	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	70,057	—	—	70,057	—	70,057
Excess tax benefits from employee share options	—	—	—	—	—	1,841	—	—	1,841	—	1,841
Shares repurchased	(304)	—	—	—	—	—	—	(42,215)	(42,215)	—	(42,215)
Other comprehensive loss	—	—	—	—	—	—	(178,250)	—	(178,250)	(14)	(178,264)
Net income	—	—	—	—	—	—	—	58,387	58,387	(1,061)	57,326
Balance at December 31, 2014	60,643	$6	4,000	$55	$471	$1,458,005	$(122,097)	$34,704	$1,371,144	$64	$1,371,208

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemp-tion Reserve	Additional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Retained Earnings	Total Jazz Pharma-ceuticals plc Share-holders’ Equity	Non-control-ling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	60,643	$6	4,000	$55	$471	$1,458,005	$(122,097)	$34,704	$1,371,144	$64	$1,371,208
Acquisition of noncontrolling interest	—	—	—	—	—	(10)	—	—	(10)	(63)	(73)
Issuance of ordinary shares in conjunction with exercise of share options	732	—	—	—	—	32,982	—	—	32,982	—	32,982
Issuance of ordinary shares under employee stock purchase plan	75	—	—	—	—	7,541	—	—	7,541	—	7,541
Issuance of ordinary shares in conjunction with vesting of restricted stock units	265	—	—	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(26,102)	—	—	(26,102)	—	(26,102)
Share-based compensation	—	—	—	—	—	91,795	—	—	91,795	—	91,795
Excess tax benefits from employee share options	—	—	—	—	—	(1,311)	—	—	(1,311)	—	(1,311)
Shares repurchased	(410)	—	—	—	—	—	—	(61,553)	(61,553)	—	(61,553)
Other comprehensive loss	—	—	—	—	—	—	(145,375)	—	(145,375)	—	(145,375)
Net income	—	—	—	—	—	—	—	329,535	329,535	(1)	329,534
Balance at December 31, 2015	61,305	$6	4,000	$55	$471	$1,562,900	$(267,472)	$302,686	$1,598,646	$—	$1,598,646

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemp-tion Reserve	Additional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	61,305	$6	4,000	$55	$471	$1,562,900	$(267,472)	$302,686	$1,598,646
Cumulative effect adjustment from adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	—	107,687	107,687
Issuance of ordinary shares in conjunction with exercise of share options	399	—	—	—	—	16,880	—	—	16,880
Issuance of ordinary shares under employee stock purchase plan	70	—	—	—	—	7,294	—	—	7,294
Issuance of ordinary shares in conjunction with vesting of restricted stock units	289	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(21,234)	—	—	(21,234)
Share-based compensation	—	—	—	—	—	99,392	—	—	99,392
Shares repurchased	(2,243)	—	—	—	1	—	—	(278,297)	(278,296)
Other comprehensive loss	—	—	—	—	—	—	(49,861)	—	(49,861)
Net income	—	—	—	—	—	—	—	396,831	396,831
Balance at December 31, 2016	59,820	$6	4,000	$55	$472	$1,665,232	$(317,333)	$528,907	$1,877,339

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$396,831	$329,534	$57,326
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	101,994	98,162	126,584
Share-based compensation	98,771	91,550	69,638
Impairment charges	—	31,523	39,365
Depreciation	11,786	9,894	7,097
Acquired in-process research and development	23,750	—	202,626
Loss on disposal of property and equipment	47	172	24
Acquisition accounting inventory fair value step-up adjustments	—	—	10,477
Deferred income taxes	(41,163)	(68,358)	(49,254)
Provision for losses on accounts receivable and inventory	2,209	4,062	2,493
Loss on extinguishment and modification of debt	638	16,815	—
Amortization of debt discount and deferred financing costs	22,133	22,738	13,725
Other non-cash transactions	(3,741)	(5,187)	(11,986)
Changes in assets and liabilities:
Accounts receivable	(25,603)	(24,841)	(55,041)
Inventories	(17,024)	6,271	(7,630)
Prepaid expenses and other current assets	(15,700)	3,720	11,936
Other long-term assets	267	(4,573)	(3,060)
Accounts payable	361	(2,280)	(37,966)
Accrued liabilities	10,134	2,986	20,997
Income taxes payable	2,962	(6,271)	8,634
Deferred revenue	(1,315)	(536)	(1,203)
Contingent consideration	—	—	(14,900)
Other non-current liabilities	23,199	26,562	17,724
Net cash provided by operating activities	590,536	531,943	407,606
Investing activities
Acquisitions, net of cash acquired	(1,502,443)	—	(828,676)
Acquisition of intangible assets	(150,000)	—	—
Acquisition of investments	(65,275)	—	—
Acquisition of in-process research and development	(23,750)	—	(202,626)
Purchases of property and equipment	(7,832)	(35,958)	(36,347)
Net proceeds from sale of business	—	33,703	—
Net cash used in investing activities	(1,749,300)	(2,255)	(1,067,649)
Financing activities
Net proceeds from issuance of debt	994,647	898,642	1,194,385
Proceeds from employee equity incentive and purchase plans and exercise of warrants	24,174	40,523	58,487
Share repurchases	(278,296)	(61,553)	(42,215)
Acquisition of noncontrolling interests	—	(73)	(136,969)
Payment of contingent consideration	—	—	(35,100)
Payment of employee withholding taxes related to share-based awards	(21,234)	(26,102)	(18,030)
Repayments of long-term debt	(28,304)	(905,760)	(9,524)
Repayments under revolving credit facility	(150,000)	(160,000)	(300,000)
Net cash provided by (used in) financing activities	540,987	(214,323)	711,034
Effect of exchange rates on cash and cash equivalents	(5,045)	(10,622)	(3,453)
Net increase (decrease) in cash and cash equivalents	(622,822)	304,743	47,538
Cash and cash equivalents, at beginning of period	988,785	684,042	636,504
Cash and cash equivalents, at end of period	$365,963	$988,785	$684,042

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,898	$40,099	$31,978
Cash paid for income taxes	160,306	145,597	108,189
Non-cash investing activities:
Construction-in-progress related to facility lease obligation	23,799	4,351	—

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
We have a diverse portfolio of products and product candidates, with a focus in the areas of sleep and hematology/oncology. Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and currently marketed for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in patients with narcolepsy;

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

Our strategy is to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying and investing in growth opportunities such as new treatment indications and new geographic markets;

•	Acquiring or licensing rights to clinically meaningful and differentiated products that are on the market or product candidates that are in late-stage development; and

•	Pursuing targeted development of post-discovery differentiated product candidates.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of Jazz Pharmaceuticals plc and our subsidiaries and intercompany transactions and balances have been eliminated. Our consolidated financial statements include the results of operations of businesses we have acquired from the date of each acquisition for the applicable reporting periods.
Reclassifications
Certain prior period amounts presented in these consolidated financial statements and the accompanying footnotes have been reclassified to conform to the current period presentation. The indirect effects of certain unrecognized tax benefits, previously classified within other non-current assets as of December 31, 2015, have been reclassified to deferred tax assets, net, non-current and deferred tax liability, net, non-current in the consolidated balance sheet and Note 18.
Adoption of New Accounting Standards
Effective January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 “Interest - Imputation of Interest”, or ASU No. 2015-03. ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. The standard requires retrospective application. The adoption of ASU No. 2015-03 resulted in a $16.1 million reduction of both deferred financing costs and long-term debt, less current portion in our consolidated balance sheet as of December 31, 2015.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2016, the Financial Accounting Standards Board, or the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The standard simplifies several areas of accounting for share-based compensation arrangements. ASU No. 2016-09 is effective for us beginning January 1, 2017. We elected to early adopt ASU No. 2016-09 in the fourth quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.
ASU No. 2016-09 requires that all excess tax benefits and tax deficiencies be recognized as income tax benefit or expense in the income statement and no longer delays recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. On adoption of ASU No. 2016-09, we recorded a $107.7 million cumulative-effect adjustment to opening retained earnings and deferred tax assets, net, non-current as of January 1, 2016 for previously unrecognized excess tax benefits and recognized excess tax benefits of $7.7 million in our income tax provision for the year ended December 31, 2016.
Adoption of the changes to the accounting for statutory withholding tax requirements had no impact on our consolidated financial statements. We elected to continue to estimate forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period.
We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase in net cash provided by operating activities and a reduction in net cash provided by financing activities of $1.8 million for the year ended December 31, 2014. There was no impact on our consolidated statement of cash flows for the year ended December 31, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented in our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In 2016, net product sales of Xyrem were $1,107.6 million, which represented 75% of total net product sales. Our ability to maintain or increase sales of Xyrem in its approved indications is subject to a number of risks and uncertainties, including the potential commercialization of a generic version of Xyrem, including in connection with the recent approval by the FDA of an abbreviated new drug application, or ANDA, for a generic version of Xyrem, as well as tentative approval of two additional ANDAs; the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or EDS, in narcolepsy; changes to, increases of or uncertainties around regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared system REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS; any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing by government entities; operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA; any supply or manufacturing problems, including our sole source Xyrem API provider; continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Seven companies sent us notices that they had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of these companies in the District Court for New Jersey, or District Court.  In the second quarter of 2016, we settled two of these lawsuits, granting the settling ANDA applicants a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events.  In 2016, the District Court consolidated all of our pending patent litigation (other than our lawsuit filed in August 2016) against West-Ward Pharmaceuticals Corp., formerly known as Roxane Laboratories, Inc., or Roxane, and set the case for trial in the second quarter of 2017.  In the first quarter of 2017, the District Court bifurcated and stayed the part of the consolidated case involving the patents on the Xyrem distribution system, or REMS patents. We cannot predict the timing or outcome of this or the other ANDA litigation proceedings.  In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, issued final decisions that the claims of six of seven REMS patents are unpatentable; if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents.  For a description of these legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
On January 17, 2017, the FDA announced approval of Roxane’s ANDA for a generic version of Xyrem.  The FDA’s letter approving Roxane’s ANDA notes that Roxane was the first ANDA applicant and is eligible for 180 days of generic drug exclusivity for its generic product.  Roxane’s approval also includes a waiver that permits Roxane to use a separate REMS

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

program from Xyrem, on the condition that Roxane’s waiver-granted REMS system be open to all future sponsors of ANDAs or NDAs for sodium oxybate products.  On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ranbaxy.
While the FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs, the timing of any potential commercial launch of a generic version of Xyrem is uncertain.  We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation.  If we prevail at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead, the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, would have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.  For further discussion regarding the risks associated with FDA approval of the Roxane ANDA, tentative approval of the Amneal and Ranbaxy ANDAs, potential approval or tentative approval of additional ANDAs and the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
In August 2015, we implemented the current Xyrem REMS, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will seek to require or ultimately require modifications to the Xyrem REMS, including with respect to the distribution system (particularly now that the FDA has approved a separate REMS for the ANDA filers that contemplates interaction with the Xyrem REMS), or seek to otherwise impose or ultimately impose additional requirements to the Xyrem REMS, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could potentially make it easier for future sodium oxybate competitors, make it more difficult or expensive for us to distribute Xyrem, make distribution easier for future sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem.
We may face pressure to modify the Xyrem REMS, or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS. For more information, see the risk factors under the headings “The approval and launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part I, Item 1A of this Annual Report on Form 10‑K.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction, or DDI, information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem or instead require the ANDA filers to pay damages in the form of lost profits or a reasonable royalty. For a description of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in this Part I, Item 1, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
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
In 2016, sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires) were $200.7 million, which represented 14% of total net product sales. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. The Erwinaze BLA includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL, citing significant violations of FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for active pharmaceutical ingredients, or APIs. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA. Any failure to do so could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In addition, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply interruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply interruptions of Erwinaze in the U.S. and other countries in the third and fourth quarters of 2016. We cannot predict whether the FDA’s required remediation activities in connection with the warning letter will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Erwinaze supply interruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product.
Sales of Defitelio/defibrotide were 7% of our net product sales in 2016. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continued to launch in additional European countries on a rolling basis through 2016. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. Our ability to realize the anticipated benefits from our investment in Defitelio/defibrotide is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In particular, we may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
In March 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We promote Defitelio along with Erwinase to many hematology and oncology specialists who operate in the same hospitals, and we believe that we benefit from operational synergies from this overlap. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. Our ability to realize the anticipated benefits from our investment in Defitelio is subject to risks and uncertainties, including the continued acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the continued availability of adequate coverage and reimbursement by government programs and third party payors; the lack of experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may delay initiation of treatment or terminate treatment before the end of the recommended dosing schedule; our ability to successfully maintain or grow sales of Defitelio in Europe; delays or problems in the supply or manufacture of the product; the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD diagnosis); our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and our ability to obtain marketing approval in other countries and to develop the product for additional indications, as well as those other risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, in 2016, we made a significant investment in Vyxeos through the Celator Acquisition. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. If we are unable to obtain regulatory approval for Vyxeos in the U.S. or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

•
delays or problems in the supply or manufacture of our products and product candidates, particularly with respect to certain products as to which we maintain limited inventories, our dependence on single source suppliers for most of our products, product candidates and APIs, and the requirement that we and our product suppliers be qualified by the FDA to manufacture product and comply with applicable manufacturing regulations;

•
the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other austerity measures and pharmaceutical pricing in the U.S. and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the U.S. in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by government programs and third party payors;

•	our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business;

•
the challenges of compliance with the requirements of the FDA, the DEA, and comparable non-U.S. regulatory agencies, including with respect to product labeling, requirements for distribution, obtaining sufficient DEA quotas where needed, marketing and promotional activities, patient assistance programs, adverse event reporting and product recalls or withdrawals;

•
the difficulty and uncertainty of pharmaceutical product development, including the timing thereof, and the uncertainty of clinical success, such as the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials planned or anticipated to be conducted for our product candidates;

•
the inherent uncertainty associated with the regulatory approval process, especially as we continue to increase investment in our product pipeline development projects and undertake multiple planned NDA submissions for our product candidates;

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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents and investments. Our investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of U.S. states, agencies and municipalities and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of December 31, 2016, five customers accounted for 90% of gross accounts receivable including Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or Express Scripts, which accounted for 73% of gross accounts

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable, and McKesson Corporation and affiliates, which accounted for 13% of gross accounts receivable. As of December 31, 2015, five customers accounted for 90% of gross accounts receivable including Express Scripts, which accounted for 69% of gross accounts receivable, and IDIS Limited, which accounted for 11% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. We commenced manufacturing of Xyrem in our Ireland facility in the third quarter of 2016.
Cash Equivalents and Investments
We consider all highly liquid investments, readily convertible to cash, that mature within three months or less from date of purchase to be cash equivalents.
Investments consist of time deposits with initial maturities of greater than three months. Collectively, cash equivalents and investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive loss in shareholders’ equity. We use the specific-identification method for calculating realized gains and losses on securities sold. Realized gains and losses and declines in value judged to be other than temporary on investments are included in interest expense, net in the consolidated statements of income.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If our estimate of future demand changes, we consider the impact on the reserve for excess inventory and adjust the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to receiving FDA approval, costs related to purchases of the API and the manufacturing of the product candidate are recorded as research and development expense. All direct manufacturing costs incurred after approval are capitalized into inventory.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings	40 years
Manufacturing equipment and machinery	5-10 years
Computer software and equipment	3 years
Furniture and fixtures	5 years
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Cost of product sales included $10.5 million of inventory costs associated with the fair value step-up in acquired inventory in 2014. Excluded from cost of product sales shown on the consolidated statements of income is amortization of acquired developed technology of $99.0 million, $93.0 million and $122.6 million in 2016, 2015 and 2014, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $29.5 million, $27.9 million and $25.7 million in 2016, 2015 and 2014, respectively.
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
Deferred Financing Costs
Deferred financing costs are reported at cost, less accumulated amortization and are presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt, with the exception of deferred financing costs associated with revolving-debt arrangements which are presented as assets. The related amortization expense is included in interest expense, net in our consolidated statements of income.
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.
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
Basic and diluted net income per ordinary share attributable to Jazz Pharmaceuticals plc were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to Jazz Pharmaceuticals plc	$396,831	$329,535	$58,387
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	60,500	61,232	59,746
Dilutive effect of employee equity incentive and purchase plans	1,370	1,804	2,402
Dilutive effect of warrants	—	—	466
Weighted-average ordinary shares used in per share calculation - diluted	61,870	63,036	62,614

Net income per ordinary share :
Basic	$6.56	$5.38	$0.98
Diluted	$6.41	$5.23	$0.93
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, warrants and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options and warrants, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share because the average price of our ordinary shares for the year ended December 31, 2016 did not exceed the effective exchange price of $199.77 per ordinary share under the 2021 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2016	2015	2014
1.875% exchangeable senior notes due 2021	2,878	2,878	1,112
Options to purchase ordinary shares and RSUs	3,010	1,609	819
Ordinary shares under ESPP	93	—	—
Share-Based Compensation
We account for compensation cost for all share-based awards at fair value on the date of grant. The fair value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of share-based awards that will ultimately vest requires judgment, and, to the extent actual results or updated estimates differ

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We primarily consider historical experience when estimating expected forfeitures.
Recent Accounting Pronouncements
In January 2017, the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. The future impact of ASU No. 2017-01 will be dependent upon the nature of our future acquisition or disposition transactions, if any.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early application is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California in a building to be constructed by the landlord, which is accounted for as a build-to-suit arrangement under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. Presently, we plan to adopt ASU No. 2014-09 at its effective date, however we have not yet determined which transition method we will choose. We have substantially completed our review of existing revenue contracts and currently do not anticipate that the implementation of ASU No. 2014-09 will have a material impact on our results of operations and financial position. We are continuing to review the impact that the new standard will have on our financial statement disclosures.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Business Combination, Asset Acquisitions, Equity Method Investment and Disposition
Celator Acquisition
On May 27, 2016, we entered into a definitive merger agreement with Celator pursuant to which we made a cash tender offer of $30.25 per share for all of the outstanding shares of Celator’s common stock. As of the expiration of the offer period on July 12, 2016, 36,516,173 shares, which represented approximately 81% of Celator’s then outstanding common stock, were properly tendered and not withdrawn in the tender offer. The condition to the tender offer that more than 50% of Celator’s outstanding common stock be validly tendered and not withdrawn prior to the expiration of the tender offer was satisfied. In addition, notices of guaranteed delivery were delivered with respect to 2,016,237 additional shares, representing approximately 4% of Celator’s outstanding common stock as of the expiration of the tender offer. On July 12, 2016, we completed the Celator Acquisition under the terms of the merger agreement, pursuant to which Celator became an indirect wholly owned subsidiary of Jazz Pharmaceuticals plc and each share of Celator common stock then outstanding (other than shares owned by us or Celator) was converted into the right to receive $30.25, the same price per share offered in the tender offer. The aggregate cash consideration for the Celator Acquisition was $1.5 billion.
On July 12, 2016, we entered into the amended credit agreement that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $712.9 million remained outstanding as of December 31, 2016. Please see Note 9 for further information regarding the 2015 credit agreement and the amended credit agreement. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition.
Celator was an oncology-focused biopharmaceutical company seeking to transform the science of combination therapy and develop products to improve patient outcomes in cancer. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos, an investigational product in development as a treatment for high-risk acute myeloid leukemia. In addition, the Celator Acquisition provided us with Celator’s proprietary technology platform, CombiPlex, which has the potential to enable the rational design and rapid evaluation of optimized combinations of additional anti-cancer drugs.
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
In 2016, we incurred $10.0 million in acquisition-related costs related to the Celator Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of income. We did not recognize any revenues from the acquired Celator business in 2016. The portion of total expenses and net loss associated with the acquired Celator business was not separately identifiable due to the integration with our operations.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary fair values of assets acquired and liabilities assumed at the closing date of the Celator Acquisition are summarized below (in thousands):

Cash and cash equivalents	$26,137
Other receivables	386
Prepaid expenses and deposits	151
Property and equipment	767
Intangible assets	1,811,250
Goodwill	252,825
Other non-current assets	43
Accrued liabilities	(19,076)
Deferred tax liability, net, non-current	(542,901)
Other non-current liabilities	(1,002)
Total acquisition consideration - cash paid	$1,528,580
The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The areas of these preliminary estimates that are not yet finalized relate primarily to tax-related items. During the three months ended December 31, 2016, we recorded a measurement period adjustment which reduced deferred tax liability, net, non-current, intangible assets and goodwill by $22.7 million, $13.8 million and $9.0 million, respectively. The measurement period adjustment primarily related to the refinement of the estimated state tax rate for Celator.
Identifiable intangible assets acquired comprise IPR&D, which represents incomplete research and development projects at Celator related to Vyxeos. Management estimated the fair value of Vyxeos IPR&D to be approximately $1.8 billion. The fair value of acquired IPR&D was determined using the income approach, including the application of probability factors related to the likelihood of success of Vyxeos reaching final development and commercialization. This approach also took into consideration information and certain program-related documents and forecasts prepared by management. The fair value of acquired IPR&D was capitalized as of the closing date of the Celator Acquisition and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the closing date of the Celator Acquisition, this asset will not be amortized into earnings; instead, this asset will be subject to periodic impairment testing. Upon successful completion of the development process for an acquired IPR&D project, determination as to the useful life of the asset will be made. The asset would then be considered a finite-lived intangible asset and amortization of the asset into earnings would begin over the remaining estimated useful life of the asset.
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
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents our combined historical results of operations with pro forma adjustments as if the Celator Acquisition had been completed on January 1, 2015. The primary pro forma adjustments include:

•	The exclusion of acquisition-related and integration expenses of $13.6 million in 2016 and the inclusion of these expenses in 2015.

•
An increase in interest expense of $13.7 million in 2016 and $25.9 million in 2015 incurred on additional borrowings made to partially fund the Celator Acquisition as if the borrowings had occurred on January 1, 2015.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Revenues	$1,488,118	$1,326,246
Net income attributable to Jazz Pharmaceuticals plc	$386,342	$283,113
Net income attributable to Jazz Pharmaceuticals plc per ordinary share - basic	$6.39	$4.62
Net income attributable to Jazz Pharmaceuticals plc per ordinary share - diluted	$6.24	$4.49
License and Option Agreement
In July 2016, we entered into an agreement with Pfenex Inc., or Pfenex, under which Pfenex granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront, option and development milestone payments totaling $15.8 million and may be eligible to receive additional payments of up to $165 million based on the achievement of certain development, regulatory and sales milestones.
Equity Method Investment
In May 2016, we committed to invest $25.0 million in Arrivo Bioventures LLC, or Arrivo, over a five-year period. The first installment of $5.0 million was invested in the year ended December 31, 2016. We account for our investment in Arrivo under the equity method of accounting. Our equity method investment is included within other non-current assets on the consolidated balance sheet as of December 31, 2016. We record our share of losses in our equity method investment in the consolidated statements of income.
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
Disposition
In March 2015, we sold certain products and the related business that we originally acquired as part of our June 2012 acquisition of EUSA Pharma Inc., or the EUSA Acquisition. The purchase price for the products and related business was $34.0 million, subject to pre- and post-closing purchase price adjustments. In 2015, we recognized a loss on disposal of $0.2 million within selling, general and administrative expenses in our consolidated statements of income.
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Fair Value Measurement
Cash and cash equivalents and investments consisted of the following (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,963	$—	$—	$215,963	$215,963	$—
Time deposits	210,000	—	—	210,000	150,000	60,000
Totals	$425,963	$—	$—	$425,963	$365,963	$60,000

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$274,945	$—	$—	$274,945	$274,945	$—
Time deposits	713,840	—	—	713,840	713,840	—
Totals	$988,785	$—	$—	$988,785	$988,785	$—
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
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2016		December 31, 2015
	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Time deposits	$210,000	$210,000	$713,840	$713,840
As of December 31, 2016, our available-for-sale securities included time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
There were no transfers between the different levels of the fair value hierarchy in 2016 or in 2015.
As of December 31, 2016, the estimated fair value of our 2021 Notes, which had a carrying value of $473.9 million, was approximately $553 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and revolving credit facilities were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).

5. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$1,547	$2,608
Work in process	18,689	11,836
Finished goods	13,815	5,007
Total inventories	$34,051	$19,451

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land and buildings	$46,033	$1,775
Construction-in-progress	33,427	63,008
Manufacturing equipment and machinery	19,596	5,828
Computer software	17,832	15,797
Computer equipment	10,980	10,963
Leasehold improvements	9,328	9,301
Furniture and fixtures	2,436	2,580
Subtotal	139,632	109,252
Less accumulated depreciation and amortization	(32,142)	(23,680)
Property and equipment, net	$107,490	$85,572
The decrease in construction-in-progress, or CIP, from December 31, 2015 to December 31, 2016 is primarily due to the reclassification of building and equipment costs related to our Ireland manufacturing and development facility from CIP to the appropriate property and equipment category on the balance sheet following FDA approval of the facility in June 2016.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$657,139
Goodwill arising from the Celator Acquisition	252,825
Foreign exchange	(16,154)
Balance at December 31, 2016	$893,810
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2016				December 31, 2015
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.3	$1,477,618	$(410,523)	$1,067,095	$1,321,324	$(324,044)	$997,280
Manufacturing contracts	1.1	11,278	(8,292)	2,986	11,697	(5,676)	6,021
Trademarks	—	2,872	(2,872)	—	2,882	(2,882)	—
Total finite-lived intangible assets		1,491,768	(421,687)	1,070,081	1,335,903	(332,602)	1,003,301
Acquired IPR&D assets		1,941,920	—	1,941,920	182,305	—	182,305
Total intangible assets		$3,433,688	$(421,687)	$3,012,001	$1,518,208	$(332,602)	$1,185,606
The increase in the gross carrying amount of intangible assets as of December 31, 2016 compared to December 31, 2015 reflects the acquisition of the Vyxeos IPR&D asset in the Celator Acquisition, as described in Note 3, and the capitalization of a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals Inc. that was triggered by the FDA approval of Defitelio on March 30, 2016, partially offset by the negative impact of foreign currency translation adjustments due to the strengthening of the U.S. dollar against the euro. Additionally, after receiving FDA approval of Defitelio, we reclassified $48.4 million of acquired IPR&D from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. The Defitelio acquired developed technology asset will be amortized over its estimated useful life of 14 years.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based on finite-lived intangible assets recorded as of December 31, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017	$102,084
2018	99,379
2019	99,169
2020	98,041
2021	97,118
Thereafter	574,290
Total	$1,070,081

8. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Rebates and other sales deductions	$72,344	$67,454
Employee compensation and benefits	43,363	35,595
Royalties	11,643	4,211
Accrued contract termination fees	11,612	—
Clinical trial accruals	10,139	1,601
Accrued interest	5,179	4,043
Professional fees	4,596	3,038
Sales returns reserve	4,366	6,110
Inventory-related accruals	3,350	1,017
Accrued construction-in-progress	1,597	1,637
Contract claim settlement	—	18,000
Other	25,079	21,364
Total accrued liabilities	$193,268	$164,070

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2016	2015
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(101,094)	(119,467)
1.875% exchangeable senior notes due 2021, net	473,906	455,533
Borrowings under revolving credit facility	850,000	—
Term loan	705,719	732,398
Other borrowings	—	513
Total debt	2,029,625	1,188,444
Less current portion	36,094	37,587
Total long-term debt	$1,993,531	$1,150,857
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
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into the amended credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, of which $850.0 million was outstanding as of December 31, 2016, and a $750.0 million term loan facility, of which $712.9 million principal amount was outstanding as of December 31, 2016. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. Please see Note 3 for additional information regarding the Celator Acquisition.
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
As of December 31, 2016, the interest rate on the term loan was 2.77% and the effective interest rate was 3.0%. As of December 31, 2016, we had undrawn revolving credit facilities totaling $400.0 million of which $0.5 million was committed for an outstanding letter of credit.
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain permitted debt), and (3) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions).
Principal repayments of the term loan, which are due quarterly, began in December 2016 and are equal to 5.0% per annum of the principal amount outstanding on July 12, 2016 of $721.9 million during the first two years, 7.5% per annum during the third year, 10.0% per annum during the fourth year and 12.5% per annum during the fifth year, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of December 31, 2016, and are currently, in compliance with these financial covenants.
In connection with our entry into the amended credit agreement, we recorded a loss on extinguishment and modification of debt of $0.6 million in 2016 primarily related to new third party fees associated with modified debt. In 2015, in connection with our entry into the 2015 credit agreement and termination of the previous credit agreement, we recorded a loss on extinguishment and modification of debt of $16.8 million, which was comprised of $16.0 million related to the expensing of unamortized deferred financing costs and unamortized original issue discount associated with extinguished debt and $0.8 million related to new third party fees associated with modified debt.
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
In accounting for the issuance of the 2021 Notes, we separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2021 Notes as a whole. The excess

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2021 Notes using the effective interest method with an effective interest rate of 6.4% per annum. We have determined the expected life of the 2021 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2016, the “if-converted value” did not exceed the principal amount of the 2021 Notes.
We allocated the total issuance costs incurred of $16.1 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2021 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
For the years ended December 31, 2016, 2015 and 2014, we recognized $27.5 million, $26.5 million and $9.9 million, respectively, in interest expense, net related to the contractual coupon rate and amortization of the debt discount on the 2021 Notes.
As of December 31, 2016, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2017	$36,094
2018	40,606
2019	58,652
2020	76,699
2021	1,925,801
Total	$2,137,852

10. Deferred Revenue
The deferred revenue balance primarily relates to an agreement we have with UCB Pharma Limited, or UCB, under which UCB has the right to market Xyrem for certain indications in various countries outside of the U.S. We recognized contract revenues of $1.1 million during each of 2016, 2015 and 2014 relating to two upfront payments received from UCB in 2006 totaling $15.0 million. The deferred revenue balance related to this agreement is being recognized ratably through 2019.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2016 and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
Lease expense under our operating leases was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Lease expense	$11,600	$10,479	$10,678
Future minimum lease payments under our noncancelable operating and facility leases as of December 31, 2016, were as follows (in thousands):

Year ending December 31,	Lease Payments
2017	$15,442
2018	12,255
2019	10,881
2020	9,941
2021	9,439
Thereafter	67,914
Total	$125,872
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. The lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of five years each. We are obligated to make lease payments totaling approximately $88 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of December 31, 2016, we recorded project construction costs of $27.1 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. In the year ended December 31, 2016, we recorded rent expense associated with the ground lease of $1.9 million in our consolidated statements of income.
In August 2016, we entered into an operating lease agreement for office space in Dublin, Ireland for a term of 20 years, with an option to terminate at the end of eight years with no less than one year’s prior written notice and the payment of a termination fee, and a further option to terminate at the end of 15 years with no less than one year’s prior written notice.  We are obligated to make minimum lease payments totaling $19.6 million in connection with this lease.
As of December 31, 2016, we had $27.1 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Matters. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from West-Ward Pharmaceuticals Corp., formerly known as Roxane Laboratories, Inc., or Roxane, that it had submitted an ANDA, to the FDA, requesting approval to market a generic version of Xyrem. Roxane’s initial notice alleged that all five patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, we filed a lawsuit against Roxane in response to Roxane’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe our patents. Additional patents covering Xyrem have been issued since December 2010, and after receiving Paragraph IV Certification notices from Roxane with respect to those patents, we

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have filed additional lawsuits against Roxane to include these additional patents in the litigation. All of the lawsuits filed against Roxane between 2010 and 2012 were consolidated by the District Court into a single case, which we refer to as the first Roxane consolidated case. In the first Roxane consolidated case, we allege that 10 of our patents covering Xyrem are or will be infringed by Roxane’s ANDA, which was approved by the FDA in January 2017, and seek a permanent injunction to prevent Roxane from launching a generic version of Xyrem that would infringe these patents.
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
In December 2013, the District Court permitted Roxane to amend its answer in the first Roxane consolidated case to allege certain equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the first Roxane consolidated case regarding patents related to the distribution system for Xyrem, or REMS, patents.
In July 2016, the District Court determined that it would try all of the patents at issue in the first and second Roxane consolidated cases together, including the REMS patents that were previously bifurcated and stayed, and set trial in this combined consolidated case for the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the combined consolidated case involving the REMS patents. Also in the first quarter of 2017, the FDA approved Roxane’s ANDA with a REMS that is separate from the Xyrem REMS.
On August 12, 2016, we filed a lawsuit against Roxane in the District Court alleging that an additional later-issued REMS patent is or will be infringed by Roxane’s ANDA and seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem that would infringe that patent. In September 2016, Roxane moved to dismiss the lawsuit. This motion is pending.
The actual timing of events in our litigation with Roxane may be later than we currently anticipate. We cannot predict the specific timing or outcome of events in these matters or the impact of these matters on other ongoing proceedings with any ANDA filer.
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
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases extended Amneal’s 30-month stay period to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.
Additional patents covering Xyrem have issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that will infringe these patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our method of administration patents relating to DDI patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to a Paragraph III Certification.
On June 4, 2014, we received a notice of Paragraph IV Certification from Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ranbaxy, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generic version of Xyrem that will infringe these patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ranbaxy regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ranbaxy in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ranbaxy’s ANDA and seeking a permanent injunction to prevent Ranbaxy from introducing a generic version of Xyrem that will infringe these patents. In May 2016, the Ranbaxy litigation was settled as described below. In the first quarter of 2017, the FDA tentatively approved the ANDAs of Amneal and Ranbaxy.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Watson, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Watson moved to dismiss the portion of the case based on our Orange Book-listed REMS patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of inter partes review, or IPR, proceedings before the PTAB relating to the patents that were the subject of Watson’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Watson regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Watson in the District Court alleging that our patents covering Xyrem are or will be infringed by Watson’s ANDA and seeking a permanent injunction to prevent Watson from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ranbaxy and Watson into one case.
On June 8, 2015, we received a Paragraph IV Certification from Wockhardt Bio AG, or Wockhardt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 17, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe our patents. On November 26, 2015, we received an additional notice of Paragraph IV Certification from Wockhardt regarding newly issued patents listed in the Orange Book, and we filed an additional lawsuit against Wockhardt in the District Court alleging that our patents covering Xyrem were or would be infringed by Wockhardt’s ANDA and seeking a permanent injunction to prevent Wockhardt from introducing a generic version of Xyrem that would infringe these patents. In April 2016, the Wockhardt litigation was settled as set forth below
On July 23, 2015, we received a Paragraph IV Certification from Lupin Inc., or Lupin, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On September 2, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Lupin’s ANDA and seeking a permanent injunction to prevent Lupin from introducing a generic version of Xyrem that would infringe our patents.
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Ranbaxy, Watson, Wockhardt and Lupin into a single case for all purposes. No trial date has been set in that consolidated case.
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
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of the six REMS patents. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. A PTAB decision on the three claims that were tried is expected before the end of the first quarter of 2017.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2015, Ranbaxy and Par filed petitions for IPR with respect to the validity of one of our DDI patents, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ranbaxy’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. In July 2016, the PTAB denied Amneal’s petition in its entirety. In March 2016, Ranbaxy filed a petition for IPR with respect to the validity of the second of our DDI patents. In connection with settlement of our litigation with Ranbaxy, both of the IPR petitions filed by Ranbaxy were terminated.
In December 2015, Wockhardt filed a petition for IPR with respect to the validity of one of our patents covering the formulation of Xyrem. In connection with settlement of our patent litigation with Wockhardt, this IPR petition was terminated.
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 IPR decisions with respect to the six REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
Between June 27, 2016 and June 29, 2016, two putative class-action lawsuits challenging the Celator Acquisition, captioned Palmisciano v. Celator Pharmaceuticals, Inc., or the Palmisciano action, and Barreto v. Celator Pharmaceuticals, Inc., or the Barreto action, were filed in the District Court. The complaints were filed against Celator and each member of the Celator board of directors. The complaints assert causes of action under sections 14 and 20 of the Securities Exchange Act of 1934, as amended, predicated on Celator’s and the Celator directors’ alleged failure to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the SEC. The plaintiffs sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Neither Jazz Pharmaceuticals plc nor Plex were named defendants in these actions.
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding regarding settlement of these actions with the plaintiffs. The memorandum of understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, confirmatory discovery, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3) organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of this Annual Report on Form 10‑K.

12. Shareholders’ Equity
Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate repurchase price of up to $200.0 million, exclusive of any brokerage commissions. In August 2015, we completed repurchases under the May 2013 share repurchase program. In November 2015, our board of directors authorized another share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In September 2016, we completed repurchases under the November 2015 share repurchase program. In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2016, under the November 2015 and November 2016 repurchase programs, we spent a total of $278.3 million to repurchase 2.2 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $124.09 per share. All ordinary shares repurchased were canceled. As of December 31, 2016, the remaining amount authorized under the November 2016 share repurchase program was $281.5 million.
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

December 31, 2016
2011 Equity Incentive Plan	13,988
2007 Equity Incentive Plan	918
2007 Employee Stock Purchase Plan	443
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	485
Amended and Restated Directors Deferred Compensation Plan	178
Total	16,012

13. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss attributable to Jazz Pharmaceuticals plc at December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(267,472)	$(267,472)
Other comprehensive loss	(49,861)	(49,861)
Balance at December 31, 2016	$(317,333)	$(317,333)
In 2016, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the strengthening of the U.S. dollar against the euro.

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

	Year Ended December 31,
	2016	2015	2014
Xyrem	$1,107,616	$955,187	$778,584
Erwinaze/Erwinase	200,678	203,261	199,665
Defitelio/defibrotide	108,952	70,731	70,537
Prialt® (ziconotide) intrathecal infusion	29,120	26,440	26,421
Psychiatry	17,653	37,135	40,879
Other	13,242	24,065	46,630
Product sales, net	1,477,261	1,316,819	1,162,716
Royalties and contract revenues	10,712	7,984	10,159
Total revenues	$1,487,973	$1,324,803	$1,172,875
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$1,354,921	$1,192,879	$1,007,396
Europe	106,146	103,614	126,715
All other	26,906	28,310	38,764
Total revenues	$1,487,973	$1,324,803	$1,172,875
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2016	2015	2014
Express Scripts	74%	72%	66%
McKesson Corporation and affiliates	15%	7%	—%
Accredo Health Group, Inc.	—%	6%	14%

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the end of the second quarter of 2015, we transitioned the U.S. distribution of Erwinaze from Accredo Health Group, Inc. to McKesson.
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2016	2015
Ireland	$62,453	$62,795
United States	35,791	12,794
Italy	7,000	7,928
Other	2,246	2,055
Total long-lived assets (1)	$107,490	$85,572
_________________________

(1)	Long-lived assets consist of property and equipment.

15. Share-Based Compensation
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2016, a total of 19,036,985 of our ordinary shares had been authorized for issuance under the 2011 Plan. In addition, the share reserve under the 2011 Plan will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2017, the share reserve under the 2011 Plan automatically increased by 2,692,247 ordinary shares pursuant to this provision.
2007 Equity Incentive Plan
The 2007 Equity Incentive Plan, or the 2007 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the Azur Merger. The 2007 Plan provided for the grant of stock options, restricted stock awards, RSUs, stock appreciation rights, performance stock awards and other forms of equity compensation to employees, including officers, non-employee directors and consultants. Prior to the consummation of the Azur Merger, all of the grants under the 2007 Plan were granted to employees and vest ratably over service periods of three to five years and expire no more than 10 years after the date of grant. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares reserved for issuance under the 2007 Plan was set to 1,000,000 ordinary shares. The share reserve under the 2007 Plan will not automatically increase. Since the Azur Merger, all of the new grants under the 2007 Plan were granted to non-employee directors, vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. The 2007 Plan expires in April 2017.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the Employee Stock Purchase Plan, or ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any of a parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2016, a total of 2,660,000 of our ordinary shares had been authorized for issuance under the ESPP. The share reserve under the ESPP will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 1.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 shares, and (c) such lesser number of ordinary shares as determined by our board of directors or a duly-authorized committee thereof. Our compensation committee determined not to automatically increase the share reserve under the ESPP on January 1, 2017.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In addition, the 2007 Directors Award Plan provides the source of shares to fund distributions made prior to August 15, 2010 under the Directors Deferred Compensation Plan described below. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Plan that was scheduled to occur on January 1, 2017. As of December 31, 2016, a total of 869,768 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.
 Amended and Restated Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, or the Directors Deferred Plan, which was amended in December 2008 and was then amended and restated in August 2010, and which was continued and assumed by us upon consummation of the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as shares of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) to a phantom stock account, the number of which are based on the amount of the retainer fees deferred divided by the market value of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) on the first trading day of the first open window period following the date the retainer fees are deemed earned. On the 10th business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in our ordinary shares (i) reserved under the 2007 Directors Option Plan prior to August 15, 2010 and (ii) from a new reserve of 200,000 shares set up under the Directors Deferred Plan on August 15, 2010. Although we continue to maintain the Directors Deferred Plan, since the consummation of the Azur Merger we have not permitted and will not permit non-employee directors to defer any annual retainer fees under the Directors Deferred Plan. We recorded no expense in 2016, 2015 and 2014 related to retainer fees earned and deferred. As of December 31, 2016, 14,499 of our ordinary shares that were unissued related to retainer fees that were deferred under the Directors Deferred Plan.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation
The table below shows, for all share option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted in each of the past three years:

	Year Ended December 31,
	2016	2015	2014
Grant date fair value	$40.45	$57.19	$60.29
Volatility	39%	39%	45%
Expected term (years)	4.2	4.2	4.3
Range of risk-free rates	0.8-1.6%	1.1-1.5%	1.1-1.4%
Expected dividend yield	—%	—%	—%
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
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Selling, general and administrative	$79,037	$74,653	$55,083
Research and development	15,296	13,356	12,179
Cost of product sales	4,438	3,541	2,376
Total share-based compensation expense, pre-tax	98,771	91,550	69,638
Income tax benefit from share-based compensation expense (1)	(30,022)	(20,071)	(13,550)
Total share-based compensation expense, net of tax	$68,749	$71,479	$56,088
  __________________________

(1)	Following adoption of ASU No. 2016-09, the 2016 income tax benefit includes excess tax benefits recognized.
We recognized income tax benefits related to share option exercises of $8.3 million in 2016 and realized $0.4 million and $1.6 million in 2015 and 2014, respectively.
 Share Options
The following table summarizes information as of December 31, 2016 and activity during 2016 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	3,937	$102.81
Options granted	1,308	125.80
Options exercised	(398)	42.35
Options forfeited	(269)	142.50
Options expired	(65)	167.31
Outstanding at December 31, 2016	4,513	111.52	7.2	$104,546
Vested and expected to vest at December 31, 2016	4,288	110.09	7.1	104,417
Exercisable at December 31, 2016	2,541	90.06	6.1	101,401

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $36.1 million, $93.3 million and $138.2 million during 2016, 2015 and 2014, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2016, total compensation cost not yet recognized related to unvested share options was $81.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.
As of December 31, 2016, total compensation cost not yet recognized related to grants under the ESPP was $5.4 million, which is expected to be recognized over a weighted-average period of less than one year.
Restricted Stock Units
In 2016, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $125.79. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2016, 450,000 RSUs were released with 289,000 ordinary shares issued and 161,000 ordinary shares withheld for tax purposes. The total fair value of shares vested was $59.2 million, $72.2 million and $50.9 million during 2016, 2015 and 2014, respectively.
As of December 31, 2016, total compensation cost not yet recognized related to unvested RSUs was $99.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes information as of December 31, 2016 and activity during 2016 related to our RSUs:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	1,054	$129.40
RSUs granted	519	125.79
RSUs released	(450)	105.09
RSUs forfeited	(126)	137.25
Outstanding at December 31, 2016	997	137.50	1.3	$108,730

16. Employee Benefit Plans
We operate a number of defined contribution retirement plans. The costs of these plans are charged to the consolidated statements of income in the period they are incurred. We recorded expense related to our defined contribution plans of $3.4 million, $2.2 million and $2.0 million in 2016, 2015 and 2014, respectively. In Ireland, we operate a defined contribution plan in which we contribute up to 8% of an employee’s eligible earnings. We recorded expense of $0.8 million, $0.6 million and $0.5 million in 2016, 2015 and 2014, respectively, in connection with the contributions we made under the Irish defined contribution plan. In the U.S., we provide a qualified 401(k) savings plan for our U.S.-based employees. All U.S.-based employees are eligible to participate, provided they meet the requirements of the plan. In 2013, we elected to match certain employee contributions under the 401(k) savings plan. We recorded expense of $1.9 million, $1.1 million and $1.0 million in 2016, 2015 and 2014, respectively. In the United Kingdom, we operate a defined contribution plan in which we contribute up to 12% of an employee’s eligible earnings. We recorded expense of $0.6 million, $0.4 million and $0.5 million in 2016, 2015 and 2014, respectively, in connection with contributions we made under the U.K. defined contribution plan. In France, we accrue for a potential liability which is payable if an employee retires. The accrued liability for France was $0.3 million and $0.2 million as of December 31, 2016 and 2015, respectively. In Italy, we accrue for a potential liability which is payable if an employee leaves employment. The accrued liability for Italy was $0.3 million as of December 31, 2016 and 2015.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Restructuring
In 2016 and 2015, we recorded severance costs of $1.5 million and $1.1 million, respectively, for terminated employees in connection with the reorganization of our operations, primarily in France and Italy. These one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits and included within cost of product sales and selling, general and administrative expenses in our consolidated statements of income. As of December 31, 2016, we had incurred total termination benefit costs of $2.6 million in connection with these reorganizations. We do not expect to incur any additional material one-time termination benefit costs relating to these restructuring activities in 2017.
In 2014, we recorded severance costs for terminated employees in connection with our decision to discontinue sales representative-led promotion of our psychiatry products starting in 2015. In addition, we initiated a restructuring plan related to the consolidation of our U.K. office locations and recorded severance costs for terminated employees and facility closure costs in connection with this plan. The one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits. We recorded costs related to these one-time termination benefits of $0.4 million and $1.8 million in 2015 and 2014, respectively, within selling, general and administrative expenses in our consolidated statements of income. Facility closure costs of $0.2 million and $0.1 million were incurred in 2015 and 2014, respectively, and recorded within selling, general and administrative expenses in our consolidated statements of income. We completed these restructuring activities in 2015 and we did not incur any related additional costs in 2016.
The following table summarizes the amounts related to restructuring through December 31, 2016 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2013	$—	$252	$252
Expense	1,823	118	1,941
Payments	—	(252)	(252)
Balance at December 31, 2014	1,823	118	1,941
Expense	1,469	172	1,641
Payments	(2,187)	(290)	(2,477)
Balance at December 31, 2015	1,105	—	1,105
Expense	1,516	—	1,516
Payments	(2,590)	—	(2,590)
Balance at December 31, 2016	$31	$—	$31
The balances as of December 31, 2016, 2015 and 2014 were included within accrued liabilities in our consolidated balance sheets.

18. Income Taxes
The components of income before the income tax provision and equity in loss of investee were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Ireland	$179,570	$233,785	$238,351
United States	312,904	285,420	222,328
Other	39,972	(83,272)	(309,122)
Total	$532,446	$435,933	$151,557

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the details of the income tax provision (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Ireland	$26,420	$29,748	$29,337
United States	140,061	116,301	97,679
Other	9,918	28,708	16,469
Total current income tax	176,399	174,757	143,485
Deferred, exclusive of other components below
Ireland	(7,776)	(6,655)	(3,508)
United States	(9,120)	332	(15,003)
Other	(13,720)	(40,532)	(30,743)
Total deferred, exclusive of other components	(30,616)	(46,855)	(49,254)
Deferred, change in tax rates
United States	109	294	—
Other	(10,656)	(21,797)	—
Total deferred, change in tax rates	(10,547)	(21,503)	—
Total deferred income tax benefit	(41,163)	(68,358)	(49,254)
Total income tax provision	$135,236	$106,399	$94,231

Our income tax provision was $135.2 million, $106.4 million and $94.2 million in 2016, 2015 and 2014, respectively, related to tax arising on income in Ireland, the U.S. and certain other foreign jurisdictions, certain unrecognized tax benefits and various expenses not deductible for income tax purposes.
The effective tax rates for 2016, 2015 and 2014 were 25.4%, 24.4% and 62.2%, respectively. After adjusting the income before income tax provision and equity in loss of investee for the year ended December 31, 2014 by excluding a total of $202.0 million in upfront and milestone payments for rights to JZP-110 and to defibrotide in the Americas, which were acquired by our subsidiaries in a non-taxable jurisdiction, the effective tax rate on the resulting income before income tax provision for 2014 was 26.7%. The effective tax rates for 2016 and 2015 were higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for income tax purposes, partially offset by originating tax credits, reductions in tax rates in certain jurisdictions and deductions available in relation to subsidiary equity. The effective tax rate for 2014 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, current year losses in some jurisdictions for which no tax benefit is available and various expenses not deductible for income tax purposes, partially offset by changes in U.S. state valuation allowances in 2014 and benefits from certain originating income tax credits. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to a decrease in the impact of the reduction in tax rates in certain jurisdictions and a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. The decrease in the effective tax rate in 2015 compared to 2014 was primarily due to changes in income mix among the various jurisdictions in which we operate, increased originating tax credits, increased deductions available in relation to subsidiary equity and reductions in tax rates in certain jurisdictions, partially offset by the impact of impairments of intangible assets and changes in U.S. state valuation allowances during 2014. We are currently paying taxes in Ireland, the U.S. and certain other foreign jurisdictions where we have operations and either all net operating losses, or NOLs, have been utilized, or are restricted as a result of the Azur Merger.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory income tax rate applied to income before income tax provision and equity in loss of investee and our effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory income tax rate	12.5%	12.5%	12.5%
Foreign income tax rate differential	16.7%	19.1%	50.0%
Change in unrecognized tax benefits	3.3%	3.6%	6.2%
Financing costs	(2.9)%	(0.4)%	0.7%
Research and other tax credits	(2.8)%	(3.8)%	(9.4)%
Deduction on subsidiary equity	(2.4)%	(2.7)%	(7.5)%
Acquisition-related costs	2.1%	—%	3.1%
Non-deductible compensation	1.8%	1.9%	4.6%
Change in tax rate	(1.8)%	(4.5)%	—%
Excess tax benefits from share-based compensation	(1.5)%	—%	—%
Change in valuation allowance	(0.1)%	(0.6)%	5.7%
Change in estimates	—%	(1.0)%	(3.0)%
Other	0.5%	0.3%	(0.7)%
Effective income tax rate	25.4%	24.4%	62.2%
Deferred income taxes reflect the tax effects of NOLs and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes using currently enacted tax rates and regulations that are expected to be in effect when the differences are expected to be recovered or settled.
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$202,758	$57,091
Tax credit carryforwards	114,192	36,797
Intangible assets	15,965	25,384
Share-based compensation	27,522	20,050
Accruals	38,763	32,355
Other	57,893	49,420
Total deferred tax assets	457,093	221,097
Valuation allowance	(53,184)	(33,949)
Net deferred tax assets	403,909	187,148
Deferred tax liabilities:
Acquired intangible assets	(910,460)	(307,356)
Other	(35,122)	(33,137)
Total deferred tax liabilities	(945,582)	(340,493)
Net deferred tax liabilities	$(541,673)	$(153,345)
The net change in valuation allowance was $19.2 million, $4.3 million and $9.0 million in 2016, 2015 and 2014, respectively.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	Year Ended December 31,
	2016	2015
Non-current deferred tax assets	$15,060	$130,148
Non-current deferred tax liabilities	(556,733)	(283,493)
Net deferred tax liabilities	$(541,673)	$(153,345)
During November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015.
As of December 31, 2016, we had NOL carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $425.7 million and $101.4 million, respectively, available to reduce future income subject to income taxes. The NOL carryforwards are inclusive of $94.6 million from the EUSA Acquisition in 2012 and $229.3 million from the Celator Acquisition in 2016. The federal NOL carryforwards will expire, if not utilized, in the tax years 2017 to 2036, and the federal tax credits will expire, if not utilized, in the tax years 2017 to 2036, with the exception of alternative minimum tax credits, which have no expiration date. In addition, we had approximately $165.0 million of NOL carryforwards and $9.8 million of tax credit carryforwards as of December 31, 2016 available to reduce future taxable income for state income tax purposes. The state NOL carryforwards will expire, if not utilized, in the tax years 2017 to 2036. The state tax credits have no expiration date. The U.S. federal and state NOL carryforwards and tax credit carryforwards are inclusive of $101.9 million of previously unrecognized excess tax benefits which resulted from exercises of employee share options and certain sales by employees of shares issued under other employee equity compensation. These previously unrecognized excess tax benefits were included within a cumulative-effect adjustment to opening retained earnings and deferred tax liabilities, net, non-current on adoption of ASU No. 2016-09. In addition, as of December 31, 2016, there were NOL carryforwards for income tax purposes of approximately $54.2 million and $48.4 million available to reduce future income subject to income taxes in the United Kingdom and Italy, respectively. The NOLs generated in the United Kingdom and Italy have no expiration period. We also had excess foreign tax credits, as of December 31, 2016, of $4.2 million, which may only be utilized against certain sources of income.  The excess foreign tax credits have no expiration period.
Utilization of certain of our NOL and tax credit carryforwards in the U.S. is subject to an annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of certain NOLs and tax credits before future utilization. We currently estimate that we have an annual limitation on the utilization of certain acquired federal NOLs and credits of $281.2 million, before tax effect, for 2017, $142.0 million, before tax effect, for 2018 and a combined total of $341.9 million, before tax effect, for 2019 to 2032. In addition, as a result of the Azur Merger, until 2022 we are subject to certain limitations under the Internal Revenue Code in relation to the utilization of U.S. NOLs to offset U.S. taxable income resulting from certain transactions.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Our valuation allowance was $53.2 million and $33.9 million as of December 31, 2016 and 2015, respectively, for certain U.S. state and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. During 2016, as part of the overall change in valuation allowance, we recognized a net income tax expense of $17.9 million relating to the creation of a valuation allowance against certain deferred tax assets primarily associated with NOLs recognized during the year, partially offset by a release of a valuation allowance due to the impact of the reduction of tax rates in certain jurisdictions and utilization of certain deferred tax assets primarily associated with NOLs. During 2015, as part of the overall change in valuation allowance, we recognized a net income tax expense of $2.4 million relating to the creation of a valuation allowance against certain deferred tax assets primarily associated with NOLs arising during the year, partially offset by a release of a valuation allowance due to the impact of the reduction of tax rates in certain jurisdictions on certain deferred tax assets primarily associated with NOLs. During 2014, as part of the overall change in valuation allowance, we recognized a net income tax benefit of $7.7 million relating to the net reversal of a valuation allowance against certain deferred tax assets associated with NOLs and tax credit carryforwards. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of tax audits and the regulatory approval of products currently under development. Realization of substantially all the deferred tax assets is dependent on future book income.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences related to undistributed earnings of foreign operations that are considered indefinitely reinvested in our foreign subsidiaries totaled approximately $1.2 billion and $983.8 million as of December 31, 2016 and 2015, respectively. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2016, it was not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. A reconciliation of our gross unrecognized tax benefits follows (in thousands):

	December 31,
	2016	2015	2014
Balance at the beginning of the year	$66,385	$40,802	$21,637
Increases related to current year tax positions	26,873	23,664	19,837
Increases related to prior year tax positions	1,191	2,833	—
Decreases related to prior year tax positions	(255)	(646)	(672)
Lapse of the applicable statute of limitations	(3,284)	(268)	—
Balance at the end of the year	$90,910	$66,385	$40,802
The unrecognized tax benefits were included in other non-current liabilities and deferred tax assets, net, non-current in our consolidated balance sheets. Interest related to our unrecognized tax benefits is recorded in the income tax provision in our consolidated statements of income. As of December 31, 2016 and 2015, our accrued interest and penalties related to unrecognized tax benefits were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $65.3 million and $48.1 million at December 31, 2016 and 2015, respectively, that, if recognized, would affect the effective tax rate on income.
Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. Because of our NOL carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $40.3 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at December 31, 2016. We disagree with the proposed assessment and intend to contest it vigorously.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Financial Data (Unaudited)
The following interim financial information presents our 2016 and 2015 results of operations on a quarterly basis (in thousands, except per share amounts):

	2016
	March 31	June 30	September 30	December 31
Revenues	$336,010	$381,161	$374,181	$396,621
Gross margin (1)	310,477	355,130	347,310	358,958
Net income attributable to Jazz Pharmaceuticals plc (2)	75,812	114,502	89,828	116,689
Net income attributable to Jazz Pharmaceuticals plc per ordinary share, basic (2)	1.24	1.89	1.49	1.95
Net income attributable to Jazz Pharmaceuticals plc per ordinary share, diluted (2)	1.21	1.85	1.45	1.91

	2015
	March 31	June 30	September 30	December 31
Revenues	$309,303	$333,747	$340,872	$340,881
Gross margin (1)	278,737	310,293	310,369	314,894
Net income attributable to Jazz Pharmaceuticals plc	70,700	88,114	87,960	82,761
Net income attributable to Jazz Pharmaceuticals plc per ordinary share, basic	1.16	1.44	1.43	1.35
Net income attributable to Jazz Pharmaceuticals plc per ordinary share, diluted	1.12	1.40	1.39	1.32
  __________________________

(1)	Gross margin is computed by subtracting cost of product sales (excluding amortization and impairment of intangible assets) from product sales, net.

(2)
As described in Note 2, we elected to early adopt ASU No. 2016-09 in the fourth quarter of 2016 retroactive to the beginning of the fiscal year. Previously reported quarterly net income attributable to Jazz Pharmaceuticals plc and the related per-share measures for the first three quarters of 2016 have been recast to reflect the adoption of ASU No. 2016-09. Below is a reconciliation of the net income attributable to Jazz Pharmaceuticals plc and the related per-share measures as previously reported in our quarterly reports on Form 10-Q to the recast amounts reported above.

	2016
	March 31	June 30	September 30
Net income attributable to Jazz Pharmaceuticals plc, as previously reported	$74,121	$111,282	$87,145
Adoption of ASU No. 2016-09	1,691	3,220	2,683
Net income attributable to Jazz Pharmaceuticals plc, as recast	$75,812	$114,502	$89,828

Net income attributable to Jazz Pharmaceuticals plc per ordinary share - basic, as previously reported	$1.21	$1.84	$1.44
Adoption of ASU No. 2016-09	0.03	0.05	0.05
Net income attributable to Jazz Pharmaceuticals plc per ordinary share - basic, as recast	$1.24	$1.89	$1.49

Net income attributable to Jazz Pharmaceuticals plc per ordinary share - diluted, as previously reported	$1.19	$1.80	$1.41
Adoption of ASU No. 2016-09	0.02	0.05	0.04
Net income attributable to Jazz Pharmaceuticals plc per ordinary share - diluted, as recast	$1.21	$1.85	$1.45

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interim financial information above includes the following items:

•	Upfront and milestone payments of $8.8 million and $15.0 million in the first and third quarters of 2016, respectively, and $25.0 million in the third quarter of 2015;

•	Transaction costs and integration related costs of $2.2 million, $10.8 million and $0.7 million in the second, third and fourth quarters of 2016, respectively;

•	Expenses related to certain legal proceedings and restructuring of $6.1 million in the first quarter of 2016 and $0.5 million and $1.1 million in the first and fourth quarters of 2015, respectively;

•	A one-time charge of $11.6 million in respect of a contract termination in the fourth quarter of 2016;

•	A loss on extinguishment and modification of debt of $0.6 million in the third quarter of 2016 and $16.8 million in the second quarter of 2015;

•	Impairment charges of $31.5 million in the fourth quarter of 2015, which resulted from our decision to terminate a pivotal Phase 2 clinical trial of JZP-416; and

•	A one-time charge of $18.0 million in the fourth quarter of 2015 for settlement of a contract claim that was originally asserted against Azur Pharma prior to the Azur Merger.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2016
Allowance for doubtful accounts	(1)	$489	$168	$—	$(370)	$287
Allowance for sales discounts	(1)	181	1,334	—	(1,397)	118
Allowance for chargebacks	(1)	3,023	41,991	—	(40,265)	4,749
Deferred tax asset valuation allowance	(2)(3)(4)	33,949	19,328	5,544	(5,637)	53,184

For the year ended December 31, 2015
Allowance for doubtful accounts	(1)	$530	$—	$—	$(41)	$489
Allowance for sales discounts	(1)	238	2,900	—	(2,957)	181
Allowance for chargebacks	(1)	2,715	39,079	—	(38,771)	3,023
Deferred tax asset valuation allowance	(2)(3)(4)	29,697	5,044	1,888	(2,680)	33,949

For the year ended December 31, 2014
Allowance for doubtful accounts	(1)	$594	$—	$—	$(64)	$530
Allowance for sales discounts	(1)	378	3,794	—	(3,934)	238
Allowance for chargebacks	(1)	2,708	28,614	—	(28,607)	2,715
Deferred tax asset valuation allowance	(2)(3)	20,691	18,971	—	(9,965)	29,697
 __________________________

(1)	Shown as a reduction of accounts receivable. Charges related to sales discounts and chargebacks are reflected as a reduction of revenue.

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

(4)
Other additions to the deferred tax asset valuation allowance relate to currency translation adjustments recorded directly in other comprehensive income and a valuation allowance recognized on purchase accounting.

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

2.2
Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

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

2.9
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1
Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.3†
Royalty Bearing Licence Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between Public Health England (formerly Health Protection Agency) and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q/A (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 9, 2012).

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

10.5†
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.6A
Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc's Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 18, 2015).

10.6B
Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.13C+
Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd and Iain McGill (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.13D+
Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.15C+
Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.15D+
Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

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

10.18M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.18N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.18O+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.18P+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18Q+
Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18R+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18S+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

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

10.20D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.20E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.20F+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.20G+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

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

10.22B+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 3, 2016).
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

10.22E+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2017).
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

10.25B+
Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.27
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