Form 10-Q
period 2017-03-31
Jazz Pharmaceuticals plc
filed 2017-05-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 001-33500
JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1032470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Fifth Floor, Waterloo Exchange,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 2, 2017, 60,028,816 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$346,995	$365,963
Investments	60,000	60,000
Accounts receivable, net of allowances	243,035	234,244
Inventories	37,653	34,051
Prepaid expenses	38,118	24,501
Other current assets	27,052	29,310
Total current assets	752,853	748,069
Property and equipment, net	119,913	107,490
Intangible assets, net	2,998,780	3,012,001
Goodwill	899,290	893,810
Deferred tax assets, net, non-current	18,038	15,060
Deferred financing costs	9,325	9,737
Other non-current assets	17,625	14,060
Total assets	$4,815,824	$4,800,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,144	$22,415
Accrued liabilities	183,645	193,268
Current portion of long-term debt	136,094	36,094
Income taxes payable	35,300	4,506
Deferred revenue	8,590	1,123
Total current liabilities	392,773	257,406
Deferred revenue, non-current	22,624	2,601
Long-term debt, less current portion	1,739,594	1,993,531
Deferred tax liability, net, non-current	548,038	556,733
Other non-current liabilities	128,809	112,617
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	1,681,774	1,665,232
Accumulated other comprehensive loss	(299,843)	(317,333)
Retained earnings	601,522	528,907
Total shareholders’ equity	1,983,986	1,877,339
Total liabilities and shareholders’ equity	$4,815,824	$4,800,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales, net	$373,678	$333,916
Royalties and contract revenues	2,375	2,094
Total revenues	376,053	336,010
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	25,065	23,439
Selling, general and administrative	144,255	128,765
Research and development	44,928	31,252
Acquired in-process research and development	—	8,750
Intangible asset amortization	25,665	22,642
Total operating expenses	239,913	214,848
Income from operations	136,140	121,162
Interest expense, net	(18,844)	(12,192)
Foreign exchange loss	(1,464)	(819)
Income before income tax provision and equity in loss of investee	115,832	108,151
Income tax provision	29,160	32,339
Equity in loss of investee	161	—
Net income	$86,511	$75,812

Net income per ordinary share:
Basic	$1.44	$1.24
Diluted	$1.41	$1.21
Weighted-average ordinary shares used in per share calculations - basic	59,880	61,142
Weighted-average ordinary shares used in per share calculations - diluted	61,178	62,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$86,511	$75,812
Other comprehensive income (loss):
Foreign currency translation adjustments	18,112	45,188
Unrealized loss on hedging activities, net of tax benefit of $89	(622)	—
Other comprehensive income	17,490	45,188
Total comprehensive income	$104,001	$121,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$86,511	$75,812
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	25,665	22,642
Share-based compensation	25,193	24,183
Depreciation	3,130	2,527
Acquired in-process research and development	—	8,750
Loss on disposal of property and equipment	82	37
Deferred income taxes	(15,000)	(5,742)
Provision for losses on accounts receivable and inventory	948	898
Amortization of debt discount and deferred financing costs	5,615	5,362
Other non-cash transactions	1,405	1,579
Changes in assets and liabilities:
Accounts receivable	(8,483)	(13,802)
Inventories	(4,258)	(6,307)
Prepaid expenses and other current assets	(10,637)	(1,231)
Other long-term assets	(2,170)	104
Accounts payable	5,865	10,664
Accrued liabilities	(15,743)	(6,706)
Income taxes payable	30,753	25,758
Deferred revenue	27,490	(266)
Other non-current liabilities	8,174	7,392
Net cash provided by operating activities	164,540	151,654
Investing activities
Purchases of property and equipment	(3,574)	(2,472)
Acquisition of in-process research and development	—	(8,750)
Acquisition of investments	—	(773)
Net cash used in investing activities	(3,574)	(11,995)
Financing activities
Proceeds from employee equity incentive and purchase plans and exercise of warrants	5,676	3,780
Repayments of long-term debt	(9,023)	(9,397)
Payment of employee withholding taxes related to share-based awards	(14,431)	(12,476)
Share repurchases	(13,896)	(134,365)
Repayments under revolving credit facility	(150,000)	—
Net cash used in financing activities	(181,674)	(152,458)
Effect of exchange rates on cash and cash equivalents	1,740	3,794
Net decrease in cash and cash equivalents	(18,968)	(9,005)
Cash and cash equivalents, at beginning of period	365,963	988,785
Cash and cash equivalents, at end of period	$346,995	$979,780

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three months ended March 31, 2017, net product sales of Xyrem were $272.3 million, which represented 73% of total net product sales. Our ability to maintain or increase product sales of Xyrem is subject to risks and uncertainties, including the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain companies that had filed abbreviated new drug applications, or ANDAs with the FDA seeking approval to market a generic version of Xyrem or on terms that are different from those contemplated by the settlements; the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or EDS, in narcolepsy; changes to, increases in or uncertainties around regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS; any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing by government entities; operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA; any supply or manufacturing problems, including any problems with our sole source sodium oxybate provider; continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, seven companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. In addition, we are aware of a third party that has stated that it intends to file a new drug application, or NDA, to market a once nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. In the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. For a description of our settlements with West-Ward and two of the other ANDA filers, see “Overview—Significant Developments Affecting Our Business” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Lawsuits with the four remaining companies that have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem remain pending in the District Court. Although no trial date has been set, the trial in this case could occur as early as the first quarter of 2018. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers, which have been consolidated as one case in the District Court. In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office issued final decisions that the claims of six patents listed in the Orange Book as covering the Xyrem REMS are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an inter partes review, or IPR, on three claims of a seventh REMS patent, declining to review 25 of 28 claims. The PTAB issued a final decision in March 2017 that the three claims they reviewed were unpatentable. We have not yet decided whether to appeal that ruling. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
On January 17, 2017, the FDA announced approval of the West-Ward ANDA, and on January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm. West-Ward’s ANDA approval includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. We were not involved in the development of the generic sodium oxybate REMS. We continue to evaluate whether the FDA’s waiver of the requirement for a single, shared system REMS in connection with approval of the ANDAs meets the conditions for such a waiver under applicable law and, to the extent that we determine that the waiver was not permissible under applicable law, will evaluate potential challenges to the FDA’s waiver decision. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation. However, notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that the introduction of the competing product does not infringe our patents, or that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in our ongoing litigation at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have,” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In August 2015, we implemented the current Xyrem REMS, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the anticipated distribution of the West-Ward AG Product, the approval of the generic sodium oxybate or otherwise or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem.
We may face pressure to modify the Xyrem REMS, or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS. For more information, see the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction, or DDI, information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of, or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe, any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filers or other company introducing a different sodium oxybate product from marketing its product. For a description of these matters, including risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
In the three months ended March 31, 2017, net product sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $51.4 million, which represented 14% of total net product sales. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries so we can launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 2018. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension.
Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. The Erwinaze BLA includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. In April 2016 and September 2016, PBL responded to the FDA Form 483 with its plan, including required remediation activities, to address the observations, and subsequently provided additional information in response to another FDA request. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483, citing significant violations of current Good Manufacturing Practices, or cGMP for finished pharmaceuticals and significant deviations from cGMP for active pharmaceutical ingredients, or APIs. In March 2017, PBL responded to the warning letter issued by the FDA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In addition, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply disruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the first quarter of 2017 in most of the countries outside the U.S. where we market Erwinaze, and we expect additional supply disruptions of Erwinaze in the U.S. and other countries in 2017. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply disruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product.

In the three months ended March 31, 2017, net product sales of Defitelio/defibrotide represented 10% of total net product sales. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We launched Defitelio in certain European countries in 2014 and continued to launch in additional European countries on a rolling basis through 2016. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. Our ability to realize the anticipated benefits from our investment in Defitelio/defibrotide is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, we may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
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
In addition, in 2016, we made a significant investment in VyxeosTM, an investigational product in development as a treatment for high-risk acute myeloid leukemia, through the acquisition of Celator Pharmaceuticals Inc., or Celator, in July 2016, or the Celator Acquisition. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. If we are unable to obtain regulatory approval for Vyxeos in the U.S. or in Europe in a timely manner, or at all, or if sales of an approved Vyxeos product do not reach the levels we expect, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Derivative Instruments and Hedging Activities
We record the fair value of derivative instruments as either assets or liabilities on the balance sheet. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, investments and derivative contracts. Our investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of U.S. states, agencies and municipalities and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments to the extent recorded on the balance sheet.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2017, we had foreign exchange forward contracts with notional amounts totaling $148.9 million. As of March 31, 2017, the net fair value of outstanding foreign exchange forward contracts was not significant. As of March 31, 2017, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $0.8 million, of which $1.2 million was included in other non-current assets and $2.0 million was included in accrued liabilities as of March 31, 2017. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable, and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of March 31, 2017, five customers accounted for 88% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 69% of gross accounts receivable, and McKesson Corporation and affiliates, which accounted for 15% of gross accounts receivable. As of December 31, 2016, five customers accounted for 90% of gross accounts receivable, including Express Scripts, which accounted for 73% of gross accounts receivable, and McKesson Corporation and affiliates, which accounted for 13% of gross accounts receivable.
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
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$86,511	$75,812
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	59,880	61,142
Dilutive effect of employee equity incentive and purchase plans	1,298	1,474
Weighted-average ordinary shares used in per share calculation - diluted	61,178	62,616

Net income per ordinary share:
Basic	$1.44	$1.24
Diluted	$1.41	$1.21
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three months ended March 31, 2017 and 2016 did not exceed the effective exchange price of $199.77 per ordinary share.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
1.875% exchangeable senior notes due 2021	2,878	2,878
Options to purchase ordinary shares and RSUs	3,406	2,305
Ordinary shares under ESPP	—	104
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early application is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The adoption of ASU No. 2016-02 will result in a significant increase in our consolidated balance sheet for right-of-use assets and lease liabilities.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California in a building to be constructed by the landlord, which is accounted for as a build-to-suit arrangement under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland.
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

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$136,990	$—	$—	$136,990	$136,990	$—
Time deposits	185,000	—	—	185,000	125,000	60,000
Money market funds	85,005	—	—	85,005	85,005	—
Totals	$406,995	$—	$—	$406,995	$346,995	$60,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,963	$—	$—	$215,963	$215,963	$—
Time deposits	210,000	—	—	210,000	150,000	60,000
Totals	$425,963	$—	$—	$425,963	$365,963	$60,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investments balance represents time deposits with original maturities of greater than three months.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2017 and December 31, 2016 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$185,000	$185,000	$210,000	$210,000
Money market funds	85,005	—	85,005	—	—
Interest rate contracts	—	1,181	1,181	—	—
Foreign exchange forward contracts	—	490	490	—	—
Totals	$85,005	$186,671	$271,676	$210,000	$210,000
Liabilities:
Interest rate contracts	$—	$1,989	$1,989	$—	$—
Foreign exchange forward contracts	—	482	482	—	—
Totals	$—	$2,471	$2,471	$—	$—
As of March 31, 2017, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2017 or in 2016.
As of March 31, 2017, the estimated fair value of our 2021 Notes was approximately $615 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and revolving credit facilities were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).

4. Derivative and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in interest rates on our outstanding revolving credit facility and term loan borrowings and fluctuations in foreign exchange rates primarily related to the translation of euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of March 31, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.

The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2017 was as follows (in thousands):

Interest Rate Contracts:	Three Months Ended March 31, 2017
Loss recognized in accumulated other comprehensive loss, net of tax	$855
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax	$(233)
Assuming no change in LIBOR-based interest rates from market rates as of March 31, 2017, $2.0 million of losses recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months. The ineffective portion from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2017 was $0.1 million.
We enter into foreign exchange forward contracts, with durations of up to 365 days, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain euro-denominated intercompany loans. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $148.9 million. We recognized a minimal gain in other income and expense for the three months ended March 31, 2017 associated with the foreign exchange contracts not designated as hedging instruments.
The cash flow effects of our derivative contracts for the three months ended March 31, 2017 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following table summarizes the fair value of outstanding derivatives as of March 31, 2017 (in thousands):

	March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$1,181	Accrued liabilities	$1,989
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	490	Accrued liabilities	482
Total fair value of derivative instruments		$1,671		$2,471
There were no outstanding derivatives as of December 31, 2016.

5. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$2,798	$1,547
Work in process	17,437	18,689
Finished goods	17,418	13,815
Total inventories	$37,653	$34,051

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$893,810
Foreign exchange	5,480
Balance at March 31, 2017	$899,290
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2017				December 31, 2016
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.1	$1,491,720	$(438,983)	$1,052,737	$1,477,618	$(410,523)	$1,067,095
Manufacturing contracts	0.8	11,434	(9,121)	2,313	11,278	(8,292)	2,986
Trademarks	—	2,876	(2,876)	—	2,872	(2,872)	—
Total finite-lived intangible assets		1,506,030	(450,980)	1,055,050	1,491,768	(421,687)	1,070,081
Acquired in-process research and development assets		1,943,730	—	1,943,730	1,941,920	—	1,941,920
Total intangible assets		$3,449,760	$(450,980)	$2,998,780	$3,433,688	$(421,687)	$3,012,001
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of March 31, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017 (remainder)	$77,309
2018	100,336
2019	100,123
2020	98,980
2021	98,044
Thereafter	580,258
Total	$1,055,050

7. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and buildings	$46,067	$46,033
Construction-in-progress	42,653	33,427
Manufacturing equipment and machinery	19,722	19,596
Computer software	18,548	17,832
Leasehold improvements	13,126	9,328
Computer equipment	11,234	10,980
Furniture and fixtures	3,385	2,436
Subtotal	154,735	139,632
Less accumulated depreciation and amortization	(34,822)	(32,142)
Property and equipment, net	$119,913	$107,490

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Rebates and other sales deductions	$73,949	$72,344
Employee compensation and benefits	35,914	43,363
Clinical trial accruals	10,897	10,139
Royalties	7,486	11,643
Professional fees	6,192	4,596
Selling and marketing accruals	4,467	3,924
Sales returns reserve	4,145	4,366
Inventory-related accruals	4,003	3,350
Accrued construction-in-progress	3,484	1,597
Accrued interest	2,356	5,179
Accrued contract termination fees	—	11,612
Other	30,752	21,155
Total accrued liabilities	$183,645	$193,268

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2017	December 31, 2016
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(96,436)	(101,094)
1.875% exchangeable senior notes due 2021, net	478,564	473,906
Borrowings under revolving credit facility	700,000	850,000
Term loan	697,124	705,719
Total debt	1,875,688	2,029,625
Less current portion	136,094	36,094
Total long-term debt	$1,739,594	$1,993,531
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
As of March 31, 2017, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of March 31, 2017 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2017 (remainder)	$27,070
2018	40,605
2019	58,652
2020	76,700
2021	1,775,801
Total	$1,978,828
As of March 31, 2017, we recorded $100.0 million of outstanding borrowings under our revolving credit facility in current liabilities based on our intent to repay this amount. The repayment was made in April 2017.

9. Commitments and Contingencies
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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2017 and December 31, 2016. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating and facility leases as of March 31, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017 (remainder)	$11,973
2018	12,243
2019	10,825
2020	9,556
2021	9,464
Thereafter	68,028
Total	$122,089
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of March 31, 2017, we recorded project construction costs of $34.6 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. In the three months ended March 31, 2017, we recorded rent expense associated with the ground lease of $0.5 million in our condensed consolidated statement of income.
As of March 31, 2017, we had $31.9 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Matters Relating to the First ANDA Filer. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from West-Ward that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. West-Ward’s initial notice alleged that three patents then listed for Xyrem in the Orange Book on the date of the notice are invalid, unenforceable or not infringed by West-Ward’s proposed generic product. On November 22, 2010, we filed a lawsuit against West-Ward in response to West-Ward’s initial notice in the District Court, in which we sought a permanent injunction to prevent West-Ward from introducing a generic version of Xyrem that would infringe our patents. Additional patents covering Xyrem have been issued both before and since December 2010, and after receiving Paragraph IV Certification notices from West-Ward with respect to those patents, we filed additional lawsuits against West-Ward to include these additional patents in the litigation. All of the lawsuits filed against West-Ward between 2010 and 2012 were consolidated by the District Court into a single case, which we refer to as the first West-Ward consolidated case. In the first West-Ward consolidated case, we alleged that 10 of our patents covering Xyrem are or will be infringed by West-Ward’s ANDA and sought a permanent injunction to prevent West-Ward from launching a generic version of Xyrem that would infringe these patents.
After receiving additional Paragraph IV Certification notices from West-Ward, we filed three actions against West-Ward in the District Court on February 20, 2015, June 1, 2015 and January 27, 2016 that were consolidated by the District Court into a second case, which we refer to as the second West-Ward consolidated case. In the second West-Ward consolidated case, we alleged that five of our patents covering Xyrem are or will be infringed by West-Ward’s ANDA and sought a permanent injunction to prevent West-Ward from introducing a generic version of Xyrem that would infringe those patents.
In December 2013, the District Court permitted West-Ward to amend its answer in the first West-Ward consolidated case to allege certain equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the first West-Ward consolidated case regarding REMS patents.

In July 2016, the District Court determined that it would try all of the patents at issue in the first and second West-Ward consolidated cases together, including the REMS patents that were previously bifurcated and stayed, and set trial in this combined consolidated case for the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the combined consolidated case involving the REMS patents. Also in the first quarter of 2017, the FDA approved West-Ward’s ANDA with a REMS that is separate from the Xyrem REMS.
On August 12, 2016, we filed a lawsuit against West-Ward in the District Court in which we alleged that an additional later-issued REMS patent is or will be infringed by West-Ward’s ANDA and sought a permanent injunction to prevent West-Ward from introducing a generic version of Xyrem that would infringe that patent. In September 2016, West-Ward moved to dismiss the lawsuit.
On April 5, 2017, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against West-Ward in the District Court. On April 10, 2017, the District Court approved an order dismissing the litigation. We have released West-Ward from all claims asserting that patents covering Xyrem are or would be infringed by the West-Ward ANDA, and West-Ward has released us from all claims asserting that the patents covering Xyrem are unenforceable, unpatentable, invalid or not infringed by the generic version of Xyrem covered by West-Ward’s ANDA. In accordance with legal requirements, we and West-Ward have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. For more information regarding the settlement agreement with West-Ward, see “Overview—Significant Developments Affecting Our Business” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Xyrem ANDA Matters Relating to Second Filers. On December 10, 2012, we received notice of Paragraph IV Certification from Amneal that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases extended Amneal’s 30-month stay period to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.
Additional patents covering Xyrem have been issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that will infringe these patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our DDI patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to a Paragraph III Certification.
On June 4, 2014, we received a notice of Paragraph IV Certification from Ohm that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that will infringe these patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ohm regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that will infringe these patents. In May 2016, the Ohm litigation was settled as described below. In the first quarter of 2017, the FDA tentatively approved the ANDAs of Amneal and Ohm.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Teva, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Teva moved to dismiss the portion of the case based on our Orange Book-listed REMS patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Teva’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Teva regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ohm and Teva into one case.
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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Ohm, Teva, Wockhardt and Lupin into a single case for all purposes. No trial date has been set in that consolidated case.
Additional patents covering Xyrem have been issued since June 2016 and have been listed in the Orange Book for Xyrem. We have received additional Paragraph IV notices from Amneal regarding such patents and have filed new lawsuits in the District Court, alleging that our additional patents covering Xyrem are or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents.
We entered into settlement agreements with Wockhardt and Ohm on April 18, 2016 and May 9, 2016, respectively, that resolved our patent litigation against Wockhardt and Ohm. Under the settlement agreements, we granted each of Wockhardt and Ohm a license to manufacture, market, and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The specific terms of the settlement agreements are confidential.
The settlements with Wockhardt and Ohm do not resolve the litigation against Amneal, Par, Teva and Lupin, which is ongoing. We cannot predict the specific timing or outcome of events in this matter with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of the six REMS patents. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims. In March 2017, the PTAB issued a final decision that the three claims that were reviewed by the PTAB are unpatentable. We have not yet decided whether to appeal that ruling.
In October 2015, Ohm and Par filed petitions for IPR with respect to the validity of one of our DDI patents, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ohm’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. In July 2016, the PTAB denied Amneal’s petition in its entirety. In March 2016, Ohm filed a petition for IPR with respect to the validity of the second of our DDI patents. In connection with settlement of our litigation with Ohm, both of the IPR petitions filed by Ohm were terminated.
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
Shareholder Litigation Matters Relating to Celator Acquisition. On June 21, 2016, a putative class-action lawsuit challenging our Celator Acquisition, captioned Dunbar v. Celator Pharmaceuticals, Inc., or the Dunbar action, was filed in the Superior Court of New Jersey. We refer to our acquisition of Celator in this report as the Celator Acquisition. The complaint was filed against Celator, each member of the Celator board of directors, Jazz Pharmaceuticals plc and our wholly owned subsidiary Plex Merger Sub, Inc., or Plex. The complaint generally alleges that the Celator directors breached their fiduciary duties in connection with the Celator Acquisition, and that Jazz Pharmaceuticals plc and Plex aided and abetted these alleged breaches of fiduciary duty. The complaint also generally asserts that the Celator directors breached their fiduciary duties to Celator’s public stockholders by, among other things, (i) agreeing to sell Celator to us at an inadequate price, (ii) implementing an unfair process, (iii) agreeing to certain provisions of the merger agreement for the Celator Acquisition that allegedly favored us and deterred alternative bids, and (iv) failing to disclose purportedly material information in Celator’s Schedule 14D-9 filing with the U.S. Securities and Exchange Commission, or SEC. The plaintiff sought, among other things, an injunction against the consummation of the Celator Acquisition and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.
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
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding, or MOU, regarding settlement of these actions with the plaintiffs. The MOU outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, confirmatory discovery, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
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

10. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2017 and 2016, respectively (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$1,877,339
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	5,676
Employee withholding taxes related to share-based awards	(14,431)
Share-based compensation	25,297
Shares repurchased	(13,896)
Other comprehensive income	17,490
Net income	86,511
Shareholders' equity at March 31, 2017	$1,983,986

Total Shareholders' Equity
Shareholders' equity at January 1, 2016	$1,706,333
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	3,780
Employee withholding taxes related to share-based awards	(12,476)
Share-based compensation	24,608
Shares repurchased	(134,365)
Other comprehensive income	45,188
Net income	75,812
Shareholders' equity at March 31, 2016	$1,708,880
Share Repurchase Program
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In the three months ended March 31, 2017, we spent a total of $13.9 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $117.65 per share. As of March 31, 2017, the remaining amount authorized under the share repurchase program was $267.6 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Net Unrealized Losses From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(317,333)	$(317,333)
Other comprehensive income (loss)	(622)	18,112	17,490
Balance at March 31, 2017	$(622)	$(299,221)	$(299,843)
During the three months ended March 31, 2017, other comprehensive income (loss) reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized losses on derivatives that qualify as cash flow hedges.

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

	Three Months Ended March 31,
	2017	2016
Xyrem	$272,326	$249,537
Erwinaze/Erwinase	51,388	51,173
Defitelio/defibrotide	35,900	17,897
Prialt® (ziconotide) intrathecal infusion	7,717	6,209
Other	6,347	9,100
Product sales, net	373,678	333,916
Royalties and contract revenues	2,375	2,094
Total revenues	$376,053	$336,010
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$339,183	$305,879
Europe	31,352	25,020
All other	5,518	5,111
Total revenues	$376,053	$336,010
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2017	2016
Express Scripts	72%	74%
McKesson Corporation and affiliates	17%	13%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	March 31, 2017	December 31, 2016
Ireland	$64,862	$62,453
United States	45,943	35,791
Italy	7,107	7,000
Other	2,001	2,246
Total long-lived assets	$119,913	$107,490

12. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative	$19,805	$20,204
Research and development	4,142	3,290
Cost of product sales	1,246	689
Total share-based compensation expense, pre-tax	25,193	24,183
Income tax benefit from share-based compensation expense	(7,624)	(6,933)
Total share-based compensation expense, net of tax	$17,569	$17,250
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2017	2016
Shares underlying options granted (in thousands)	1,171	1,009
Grant date fair value	$42.19	$40.17
Black-Scholes option pricing model assumption information:
Volatility	35%	39%
Expected term (years)	4.3	4.2
Range of risk-free rates	1.7-1.8%	1.0-1.5%
Expected dividend yield	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2017	2016
RSUs granted (in thousands)	468	400
Grant date fair value	$135.46	$123.46
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of March 31, 2017, compensation cost not yet recognized related to unvested share options and RSUs was $117.5 million and $147.4 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years.

13. Income Taxes
Our income tax provision was $29.2 million in the three months ended March 31, 2017 compared to $32.3 million for the same period in 2016. The effective tax rate was 25.2% in the three months ended March 31, 2017 compared to 29.9% for the same period in 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to changes in income mix among the various jurisdictions in which we operate. The effective tax rate for the three months ended March 31, 2017 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Our net deferred tax liability primarily arose due to the Celator Acquisition. The balance is net of deferred tax assets which are comprised primarily of U.S. federal and state net operating loss carryforwards, foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain foreign and U.S. federal and state deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $40.9 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at March 31, 2017. We disagree with the proposed assessment and intend to contest it vigorously.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
In the three months ended March 31, 2017, our total net product sales increased by 12% compared to the same period in 2016, primarily due to an increase in Xyrem and Defitelio product sales. We expect total net product sales to increase in 2017 over 2016, primarily due to expected growth in sales of Xyrem and Defitelio, as well as sales from the anticipated U.S. commercial launch of VyxeosTM, an investigational product in development as a treatment for high-risk acute myeloid leukemia, or AML. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
Significant Developments Affecting Our Business
Settlement with West-Ward. On April 5, 2017, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, in the U.S. District Court for the District of New Jersey, or the District Court. In connection with the settlement agreement, we granted West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, in the U.S. for an initial term of six months commencing on January 1, 2023, or earlier under certain circumstances. Such circumstances include events related to the market entry of other generic versions of Xyrem, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, and a substantial reduction in Xyrem net sales over specified periods of time. West-Ward has the right to extend the initial six month term for the West-Ward AG Product, or the Initial Term, and continue to sell the West-Ward AG Product for up to a total of five years (the Initial Term, as it may be extended by West-Ward, is referred to as the AG Sales Period). We will receive a meaningful royalty from West-Ward on net sales of the West-Ward AG Product, with the royalty rate increasing during the Initial Term based on increased net sales of the West-Ward AG Product. There will also be a substantial increase in the royalty rate should the AG Sales Period be extended beyond one year. We will also be paid for supply of the West-Ward AG Product and will be reimbursed by West-Ward for a portion of the services costs associated with the operation of the Xyrem risk evaluation and mitigation strategy, or REMS, and distribution of the West-Ward AG Product.
We also granted West-Ward a non-exclusive license under the Xyrem patents to make, have made and market its generic sodium oxybate product under the West-Ward abbreviated new drug application, or ANDA, in the U.S., effective at the end of the AG Sales Period. West-Ward has agreed that, other than in accordance with the terms and conditions of the settlement agreement and the foregoing arrangements, West-Ward will not make, use or sell a generic version of Xyrem for so long as any Xyrem patents remain in effect.
The West-Ward AG Product will be distributed through the FDA-approved Xyrem REMS. The FDA’s approval of West-Ward’s ANDA in January 2017 includes a waiver that permits West-Ward’s ANDA product to use a separate REMS program, or the generic sodium oxybate REMS, from the Xyrem REMS. The settlement agreement permits West-Ward to develop and implement the separate REMS approved with its ANDA, and permits us to challenge the FDA’s waiver decision and the separate REMS approved in connection with West-Ward’s ANDA, and to raise any other safety issues pertaining to Xyrem.
For further discussion, see “—Challenges, Risks and Trends Related to Our Lead Marketed Products” below.
Other Significant Developments
Key recent developments in our research and development activities include the following:
On March 20, 2017, we announced positive top-line efficacy results from our two Phase 3 clinical trials evaluating JZP-110 in adult patients with excessive sleepiness, or ES, associated with obstructive sleep apnea, or OSA. On April 26, 2017, we announced positive top-line efficacy results from our Phase 3 clinical trial evaluating JZP-110 in adult patients with ES associated with narcolepsy.
On March 30, 2017, we announced the execution of license agreements granting Nippon Shinyaku Co., Ltd., or Nippon, exclusive rights to develop and commercialize Defitelio and Vyxeos in Japan.
On March 31, 2017, we completed the rolling submission of a new drug application, or NDA, for Vyxeos with the FDA.
On April 24, 2017, we announced positive top-line efficacy results from our Phase 3 clinical trial evaluating Xyrem in pediatric narcolepsy patients with cataplexy.
Continued Emphasis on Research and Development
During the three months ended March 31, 2017, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.

A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	ES in OSA	Top-line data from two Phase 3 trials received in first quarter of 2017; plan to submit an NDA to the FDA in late 2017
JZP-110	ES in narcolepsy	Top-line data from Phase 3 trial received in second quarter of 2017; plan to submit an NDA to the FDA in late 2017
JZP-110	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy	Top-line data from Phase 3 trial received in second quarter of 2017; expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in fourth quarter of 2017
JZP-507	EDS and cataplexy in narcolepsy	Expect to submit an NDA to the FDA by first quarter of 2018
JZP-258	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial being conducted in the European Union, or EU, and U.S. in first quarter of 2017; subject to results of trial, expect to submit an NDA to the FDA in 2019
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos (CPX-351)	High-risk AML
Rolling submission of an NDA to the FDA completed in first quarter of 2017; expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in second half of 2017

Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of acute Graft versus Host Disease, or aGvHD, following HSCT	Expect to initiate Phase 2 trial in fourth quarter of 2017
Asparaginase	ALL and other hematologic disorders	Evaluation of early-stage product candidates

In the sleep therapeutic area, we have the following ongoing and planned development activities:

•	JZP-110.
Phase 3 Clinical Trials.  JZP-110 is a late-stage investigational compound being developed for potential treatment of ES in patients with narcolepsy and ES in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We conducted two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In the first quarter of 2017, we received positive top-line efficacy results from the two Phase 3 clinical trials in patients with ES associated with OSA, and based on a preliminary safety analysis, the most commonly reported adverse events in these trials were consistent with those previously observed in the Phase 2 clinical trials evaluating JZP-110 in narcolepsy. In the second quarter of 2017, we received positive top-line efficacy results from the Phase 3 clinical trial in patients with ES associated with narcolepsy, and based on a preliminary safety analysis, the most commonly reported adverse events in this trial were generally consistent with those previously observed in the Phase 2 clinical trials evaluating JZP-110 in narcolepsy. We are planning to submit an NDA to the FDA in late 2017 to seek approval for JZP-110 in the treatment of ES associated with OSA and ES associated with narcolepsy. In addition, we have enrolled approximately 635 patients from our Phase 2 and Phase 3 clinical trials in an ongoing open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110.
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
Phase 3 Clinical Trial of Xyrem in Children and Adolescents. While in many patients narcolepsy can begin during childhood and adolescence, there is limited information on the treatment of pediatric narcolepsy patients with Xyrem. We worked with the FDA and several leading specialists to design a clinical trial to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. In the fourth quarter of 2014, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. In the second quarter of 2017, we received positive top-line efficacy results from this trial, with preliminary safety results that were consistent with the results previously observed in Xyrem studies in adults and our post-marketing experience. We anticipate submitting an sNDA and pediatric written request report to the FDA in the fourth quarter of 2017.

•	JZP-507.
JZP-507 is an investigational new drug candidate with a 50% reduction in sodium content compared to Xyrem that in a pilot study has demonstrated bioequivalence to Xyrem. We are investigating JZP-507 for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We anticipate submitting an NDA to the FDA by the first quarter of 2018. We believe that JZP-507 would offer a clinically meaningful benefit to patients compared to Xyrem.

•	JZP-258.
JZP-258 is an investigational new drug candidate that contains 90% less sodium than Xyrem and is being developed for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We believe that JZP-258 would offer a clinically meaningful benefit to patients compared to Xyrem. We enrolled the first patient in a Phase 3 clinical trial of JZP-258 in the EU and U.S. in the first quarter of 2017, and, subject to the results of this trial, we anticipate submitting an NDA to the FDA in 2019.
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
In the hematology and oncology therapeutic area, we have the following ongoing and planned development activities:

•
Vyxeos (CPX-351). Through the acquisition of Celator Pharmaceuticals, Inc., or Celator, in July 2016, or the Celator Acquisition, we acquired worldwide development and commercialization rights to Vyxeos. Vyxeos is currently not approved as a marketed product in any jurisdiction. We completed the rolling submission of an NDA to the FDA for Vyxeos in the first quarter of 2017. We have requested priority review for the NDA, which, if granted, would reduce the expected duration of the FDA’s review of the NDA. We are conducting additional post-submission activities, including with respect to chemistry, manufacturing and controls, or CMC, in support of our NDA submission for Vyxeos. We expect to submit an MAA for Vyxeos to the EMA in the second half of 2017.

FDA Breakthrough Therapy designation has been granted for Vyxeos for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes. Breakthrough Therapy designation is a process designed to expedite the development and review of a drug that is intended to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints. In addition, the FDA has granted Fast Track designation to Vyxeos for the treatment of elderly patients with secondary AML. Fast Track is a designation by the FDA of an investigational drug for expedited review to facilitate development of drugs which treat a serious or life-threatening condition and fulfill an unmet medical need. Vyxeos has also received Orphan Drug Designation by the FDA and the European Commission, or EC, for the treatment of AML.
We are also assessing the potential for approval of Vyxeos in other countries and for development of Vyxeos in indications in addition to the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes.

•	Defibrotide.
Phase 3 Clinical Trial. In the first quarter of 2017, we enrolled the first patient in a Phase 3 clinical trial of defibrotide to evaluate the safety and efficacy of defibrotide for the prevention of VOD in high-risk and very high-risk patients following HSCT. We expect to enroll approximately 400 patients in this global trial and, depending on the results from the interim analysis, the enrollment could increase to up to approximately 600 patients.
Planned Phase 2 Clinical Trial. We expect to initiate a Phase 2 trial to evaluate defibrotide for the prevention of aGvHD following HSCT in the fourth quarter of 2017.

Other Activities.  We are pursuing regulatory approval of defibrotide in Canada. We are also evaluating the potential of defibrotide in additional post-HSCT complications, as well as investigating defibrotide’s potential utility in other serious, life-threatening conditions.
For 2017 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for a number of anticipated regulatory submissions, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. Our ability to continue to undertake our planned development activities, as well as the success of these activities, are subject to a number of risks and uncertainties, including the risk factors under the headings “Risks Related to Our Business” and “Risks Related to Our Industry” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Challenges, Risks and Trends Related to Our Lead Marketed Products
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 73% of our net product sales for the three months ended March 31, 2017 and 75% of our net product sales for the year ended December 31, 2016. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on product development efforts relating to Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
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
Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, including those related to:

•
the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain companies that had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem or on terms that are different from those contemplated by the settlements, as further described below;

•	the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or EDS in narcolepsy;

•
changes to, increases in or uncertainties around regulatory restrictions, including changes to our Xyrem REMS, particularly in light of the FDA’s waiver of the single shared systems REMS requirement for sodium oxybate and approval of the generic sodium oxybate REMS, as further described below;

•	any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors;

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing by government entities;

•	operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA;

•	any supply or manufacturing problems, including any problems with our sole source provider of the active pharmaceutical ingredient, or API, for Xyrem;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, seven companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of these companies in the District Court. As described above, on April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward, granting West-Ward the right to sell the West-Ward AG Product commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. In the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after

December 31, 2025, or earlier depending on the occurrence of certain events. For a description of our settlement with West-Ward, see “Overview—Significant Developments Affecting Our Business” in this Part I, Item 2. Lawsuits with the four remaining companies that have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem remain pending in the District Court. Although no trial date has been set, the trial in this case could occur as early as the first quarter of 2018. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers, which have been consolidated as one case in the District Court.
In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office issued final decisions that the claims of six patents listed in the Orange Book as covering the Xyrem REMS are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an inter partes review, or IPR, on three claims of a seventh REMS patent, declining to review 25 of 28 claims. The PTAB issued a final decision in March 2017 that the three claims they reviewed were unpatentable. We have not yet decided whether to appeal that ruling. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a drug-drug interaction, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of, or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe, any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product. For a description of these matters, including risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
On January 17, 2017, the FDA announced approval of the West-Ward ANDA, and on January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, LLC, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm. West-Ward’s ANDA approval includes a waiver that permits West-Ward to use the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. We were not involved in the development of the generic sodium oxybate REMS. We continue to evaluate whether the FDA’s waiver of the requirement for a single, shared system REMS in connection with approval of the ANDAs meets the conditions for such a waiver under applicable law and, to the extent that we determine that the waiver was not permissible under applicable law, will evaluate potential challenges to the FDA’s waiver decision. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
In connection with FDA approval of the current Xyrem REMS in February 2015, the FDA indicated that it intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the anticipated distribution of the West-Ward AG Product, the approval of the generic sodium oxybate REMS or otherwise, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. We also may face pressure to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to our Xyrem REMS or elements of the Xyrem REMS.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a District Court, or potentially an appellate court, decision in our ongoing patent litigation. However, notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that the introduction of the competing product does not infringe our patents, or that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in our ongoing litigation at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have,” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 14% of our net product sales for the three months ended March 31, 2017 and for the year ended December 31, 2016. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities.
However, a significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL.
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016, citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We cannot predict whether the FDA’s required remediation activities will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. We also cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so could result in the FDA refusing admission of Erwinaze in the U.S., as well as additional enforcement actions by the FDA and other regulatory entities. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our potential future maintenance and growth of the market for this product.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays, quality challenges and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the first quarter of 2017 in most of the countries outside the U.S. where we market Erwinaze, and we expect additional supply disruptions of Erwinaze in the U.S. and other countries in 2017. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply disruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product, as further discussed in “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 10% of our net product sales for the three months ended March 31, 2017 and 7% of our net product sales for the year ended December 31, 2016. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
Our ability to realize the anticipated benefits from our investment in Defitelio is subject to risks and uncertainties, including the risk factors set forth under the heading “Risks Related to Our Business” in Item II, Part 1A of this Quarterly Report on Form 10-Q. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Other Challenges and Risks
We anticipate that we will continue to face a number of other challenges and risks to our business and our ability to execute our strategy in 2017 and beyond. Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. In 2016, we made a significant investment in Vyxeos through the Celator Acquisition. Our ability to realize the anticipated benefits from this investment is subject to a number of risks and uncertainties, including the risk factors set forth under “Risks Relating to Our Business” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks are discussed in greater detail, along with other risks, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Product sales, net	$373,678	$333,916	12%
Royalties and contract revenues	2,375	2,094	13%
Cost of product sales (excluding amortization of intangible assets)	25,065	23,439	7%
Selling, general and administrative	144,255	128,765	12%
Research and development	44,928	31,252	44%
Acquired in-process research and development	—	8,750	N/A(1)
Intangible asset amortization	25,665	22,642	13%
Interest expense, net	18,844	12,192	55%
Foreign exchange loss	1,464	819	79%
Income tax provision	29,160	32,339	(10)%
Equity in loss of investee	161	—	N/A(1)
_____________________________

(1)	Comparison to prior period not meaningful.

Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Xyrem	$272,326	$249,537	9%
Erwinaze/Erwinase	51,388	51,173	—%
Defitelio/defibrotide	35,900	17,897	101%
Prialt® (ziconotide) intrathecal infusion	7,717	6,209	24%
Other	6,347	9,100	(30)%
Product sales, net	373,678	333,916	12%
Royalties and contract revenues	2,375	2,094	13%
Total revenues	$376,053	$336,010	12%
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  A price increase was instituted in January 2017. Erwinaze product sales in the three months ended March 31, 2017 increased slightly compared to product sales for the same period in 2016 primarily due to a change in payer mix, partially offset by a decrease in sales volume. The Erwinaze sales volume decrease was primarily driven by the impact of continuing supply challenges that caused inventory fluctuations which disrupted our ability to supply certain markets. Defitelio/defibrotide product sales increased in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the launch of Defitelio in the U.S. in April 2016 and, to a lesser extent, higher net sales outside the U.S primarily due to higher sales volume. Prialt product sales increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a change in the relative mix of vial sizes sold and inventory restocking resulting from a temporary supply disruption. Other product sales decreased in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a decrease in sales of our psychiatry products due to generic competition. We expect total product sales will increase in 2017 over 2016, primarily due to anticipated growth in sales of Xyrem and Defitelio, as well as sales from the anticipated U.S commercial launch of Vyxeos.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2017 compared to the same period in 2016. We expect royalties and contract revenues in 2017 to increase compared to 2016 primarily due to higher contract revenues from out-licensing agreements.

Cost of Product Sales
Cost of product sales increased in the three months ended March 31, 2017 compared to the same period in 2016. Gross margin as a percentage of net product sales was 93.3% in the three months ended March 31, 2017 compared to 93.0% for the same periods in 2016. The increase in our cost of product sales in the three months ended March 31, 2017 was primarily due to an increase in product sales. The increase in our gross margin percentage in the three months ended March 31, 2017 was primarily due to a change in product mix. We expect that our gross margin as a percentage of net product sales will not change materially in 2017 compared to 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to an increase in compensation-related expenses of $8.1 million driven by higher headcount, higher marketing and promotion expenses of $2.9 million, primarily driven by costs relating to our narcolepsy general awareness program, Xyrem promotion costs, expenses related to the potential U.S. launch of Vyxeos and an increase in other expenses related to the expansion and support of our business. We expect selling, general and administrative expenses in 2017 to increase compared to 2016, primarily due to an increase in compensation-related expenses driven by higher headcount and increases in expenses related to the potential U.S. launch of Vyxeos, higher promotion costs and patient access and support services for Xyrem, and other expenses related to the expansion and support of our business.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Clinical studies and outside services	$22,931	$18,556
Personnel expenses	16,655	10,228
Other	5,342	2,468
Total	$44,928	$31,252
Research and development expenses increased by $13.7 million in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher personnel costs. Personnel expenses increased by $6.4 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to salary and benefit-related expenses (including share-based compensation) primarily driven by increased headcount in support of our development programs and, to a lesser extent, increased headcount due to the Celator Acquisition in the third quarter of 2016. Clinical studies and outside services costs increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher expenses in respect of our rolling NDA submission for Vyxeos, which was completed in March 2017, and higher expenses incurred for development our sleep product candidates.
For 2017 and beyond, we expect that our research and development expenses will continue to increase from historical levels particularly as we prepare for a number of anticipated regulatory submissions, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three months ended March 31, 2016 related to an upfront payment of $8.8 million we made in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase.
Intangible Asset Amortization
Intangible asset amortization increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the commencement of amortization of the Defitelio U.S. intangible asset upon FDA approval in March 2016, partially offset by the impact of foreign exchange rates on euro-denominated assets. Intangible asset amortization is expected to increase in 2017 compared to 2016, subject to FDA approval of Vyxeos and commencement of amortization of the related intangible asset.

Interest Expense, Net
In July 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion, of which $1.0 billion was drawn to partially fund the Celator Acquisition of which $700.0 million remained outstanding as of March 31, 2017, and a $750.0 million term loan facility, of which $703.8 million principal amount remained outstanding as of March 31, 2017. Interest expense, net increased by $6.7 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the increase in our average debt balance and increased interest rates on borrowings under the amended credit agreement as compared to the 2015 credit agreement. We expect interest expense will be higher in 2017 compared to 2016 primarily due to the increase in our average debt balance.
Foreign Exchange Loss
The foreign currency loss in the three months ended March 31, 2017 primarily related to the translation of euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Income Tax Provision
Our income tax provision was $29.2 million in the three months ended March 31, 2017 compared to $32.3 million for the same period in 2016. The effective tax rate was 25.2% for the three months ended March 31, 2017 compared to 29.9% in the same period in 2016. The decrease in the effective tax rate for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to changes in income mix among the various jurisdictions in which we operate. The effective tax rate for the three months ended March 31, 2017 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity.
Equity in Net Loss of Investee
Equity in net loss of investee relates to our share in the net loss of a company in which we have made an investment accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of March 31, 2017, we had cash, cash equivalents and investments of $407.0 million, borrowing availability under our revolving credit facility of $550.0 million and long-term debt principal balance of $2.0 billion. Our long-term debt included $703.8 million aggregate principal amount term loan, $700.0 million in outstanding borrowings under our revolving credit facility and $575.0 million principal amount of the 2021 Notes. We generated cash flows from operations of$164.5 million during the three months ended March 31, 2017, and we expect to continue to generate positive cash flows from operations during 2017.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other risk factors under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” “The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. In the three months ended March 31, 2017, we spent a total of $13.9 million to purchase 0.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $117.65 per share.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$164,540	$151,654
Net cash used in investing activities	(3,574)	(11,995)
Net cash used in financing activities	(181,674)	(152,458)
Effect of exchange rates on cash and cash equivalents	1,740	3,794
Net decrease in cash and cash equivalents	$(18,968)	$(9,005)
Net cash provided by operating activities of $164.5 million for the three months ended March 31, 2017 related to net income of $86.5 million, adjusted for non-cash items of $47.0 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $31.0 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $151.7 million for the three months ended March 31, 2016 related to net income of $75.8 million, adjusted for non-cash items of $60.2 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $15.6 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2017 related to purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2016 primarily related to an upfront payment of $8.8 million to acquire IPR&D and purchases of property and equipment of $2.5 million.
Net cash used in financing activities for the three months ended March 31, 2017 primarily related to repayment of borrowings under our revolving credit facility of $150.0 million, payment of employee withholding taxes of $14.4 million related to share-based awards, repurchase of ordinary shares under our share repurchase program of $13.9 million and repayment of our term loan principal of $9.0 million, partially offset by proceeds from employee equity incentive and purchase plans of $5.7 million. Net cash used in financing activities for the three months ended March 31, 2016 primarily related to repurchase of ordinary shares under our prior share repurchase program of $134.4 million, payment of employee withholding taxes of $12.5 million related to share-based awards and repayment of our term loan principal of $9.4 million, partially offset by proceeds from employee equity incentive and purchase plans of $3.8 million.
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
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $703.8 million principal amount was outstanding as of March 31,

2017. We used the proceeds of $1.0 billion of loans under the revolving credit facility, of which $700.0 million was outstanding as of March 31, 2017, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of March 31, 2017, and are currently, in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$703,828	$36,094	$108,281	$559,453	$—
Term loan - interest (2)	90,845	23,650	43,536	23,659	—
2021 Notes - principal	575,000	—	—	575,000	—
2021 Notes - interest (3)	48,516	10,781	21,563	16,172	—
Revolving credit facility - principal	700,000	—	—	700,000	—
Revolving credit facility - interest (2)	88,635	21,514	40,956	26,165	—
Revolving credit facility - commitment fee (4)	8,358	1,952	3,909	2,497	—
Commitment to equity method investees	30,000	7,000	14,000	9,000	—
Purchase obligations (5)	33,073	31,912	430	475	256
Operating and facility lease obligations (6)	122,089	15,101	22,503	18,875	65,610
Total	$2,400,344	$148,004	$255,178	$1,931,296	$65,866
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

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of March 31, 2017. The interest rates for our term loan and revolving credit facility borrowings were 2.98% and 2.88%, respectively, as of March 31, 2017. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of March 31, 2017.

(3)	We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of March 31, 2017 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.35% and assumed undrawn amounts of $550.0 million as of March 31, 2017 to estimate commitment fees owed.

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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s current plans, objectives, estimates, expectations and intentions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other risk factors in greater detail under Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as set forth below, during the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Swap Agreements and Interest Rate Risk. We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $703.8 million principal amount was outstanding as of March 31, 2017. We used the proceeds of $1.0 billion of loans under the revolving credit facility, of which $700.0 million was outstanding as of March 31, 2017, together with cash on hand, to fund the Celator Acquisition. To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into interest rate swap agreements in March 2017 that are designated as cash flow hedges. The interest rate swap agreements have a notional amount of $300.0 million and are effective from March 3, 2017 through July 12, 2021 and convert the floating rate on a portion of our term loan to a fixed rate of 1.895%, plus the borrowing spread. The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 1%, interest expense for the remainder of 2017 would increase or decrease by $8.4 million, based on the unhedged portion of our outstanding variable rate borrowings.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters Relating to the First ANDA Filer. On October 18, 2010, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. West-Ward’s initial notice alleged that three patents then listed for Xyrem in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, on the date of the notice are invalid, unenforceable or not infringed by West-Ward’s proposed generic product. On November 22, 2010, we filed a lawsuit against West-Ward in response to West-Ward’s initial notice in the U.S. District Court for the District of New Jersey, or the District Court, in which we sought a permanent injunction to prevent West-Ward from introducing a generic version of Xyrem that would infringe our patents. Additional patents covering Xyrem have been issued both before and since December 2010, and after receiving Paragraph IV Certification notices from West-Ward with respect to those patents, we filed additional lawsuits against West-Ward to include these additional patents in the litigation. All of the lawsuits filed against West-Ward between 2010 and 2012 were consolidated by the District Court into a single case, which we refer to as the first West-Ward consolidated case. In the first West-Ward consolidated case, we alleged that 10 of our patents covering Xyrem are or will be infringed by West-Ward’s ANDA and sought a permanent injunction to prevent West-Ward from launching a generic version of Xyrem that would infringe these patents.
After receiving additional Paragraph IV Certification notices from West-Ward, we filed three actions against West-Ward in the District Court on February 20, 2015, June 1, 2015 and January 27, 2016 that were consolidated by the District Court into a second case, which we refer to as the second West-Ward consolidated case. In the second West-Ward consolidated case, we alleged that five of our patents covering Xyrem are or will be infringed by West-Ward’s ANDA and sought a permanent injunction to prevent West-Ward from introducing a generic version of Xyrem that would infringe those patents.
In December 2013, the District Court permitted West-Ward to amend its answer in the first West-Ward consolidated case to allege certain equitable defenses, and the parties were given additional time for discovery on those new defenses. In addition, in March 2014, the District Court granted our motion to bifurcate and stay the portion of the first West-Ward consolidated case regarding patents related to the distribution system for Xyrem, or the risk evaluation and mitigation strategy, or REMS, patents.
In July 2016, the District Court determined that it would try all of the patents at issue in the first and second West-Ward consolidated cases together, including the REMS patents that were previously bifurcated and stayed, and set trial in this combined consolidated case for the second quarter of 2017. In the first quarter of 2017, the District Court bifurcated and stayed the part of the combined consolidated case involving the REMS patents. Also in the first quarter of 2017, the FDA approved West-Ward’s ANDA with a REMS that is separate from the Xyrem REMS.
On August 12, 2016, we filed a lawsuit against West-Ward in the District Court in which we alleged that an additional later-issued REMS patent is or will be infringed by West-Ward’s ANDA and sought a permanent injunction to prevent West-Ward from introducing a generic version of Xyrem that would infringe that patent. In September 2016, West-Ward moved to dismiss the lawsuit.
On April 5, 2017, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against West-Ward in the District Court. On April 10, 2017, the District Court approved an order dismissing the litigation. We have released West-Ward from all claims asserting that patents covering Xyrem are or would be infringed by the West-Ward ANDA, and West-Ward has released us from all claims asserting that the patents covering Xyrem are unenforceable, unpatentable, invalid or not infringed by the generic version of Xyrem covered by West-Ward’s ANDA. In accordance with legal requirements, we and West-Ward have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. For more information regarding the settlement agreement with West-Ward, see “Overview—Significant Developments Affecting Our Business” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Xyrem ANDA Matters Relating to Second Filers. On December 10, 2012, we received notice of Paragraph IV Certification from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
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
On June 4, 2014, we received a notice of Paragraph IV Certification from Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that will infringe these patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ohm regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that will infringe these patents. In May 2016, the Ohm litigation was settled as described below. In the first quarter of 2017, the FDA tentatively approved the ANDAs of Amneal and Ohm.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Teva, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Teva moved to dismiss the portion of the case based on our Orange Book-listed REMS patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of inter partes review, or IPR, proceedings before the Patent Trial and Appeal Board, or PTAB, relating to the patents that were the subject of Teva’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Teva regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par, Ohm and Teva into one case.

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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Ohm, Teva, Wockhardt and Lupin into a single case for all purposes. No trial date has been set in that consolidated case.
Additional patents covering Xyrem have issued since June 2016 and have been listed in the Orange Book for Xyrem. We have received additional Paragraph IV notices from Amneal regarding such patents and have filed new lawsuits in the District Court, alleging that our additional patents covering Xyrem are or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents.
We entered into settlement agreements with Wockhardt and Ohm on April 18, 2016 and May 9, 2016, respectively, that resolved our patent litigation against Wockhardt and Ohm. Under the settlement agreements, we granted each of Wockhardt and Ohm a license to manufacture, market, and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. The specific terms of the settlement agreements are confidential.
The settlements with Wockhardt and Ohm do not resolve the litigation against Amneal, Par, Teva and Lupin, which is ongoing. We cannot predict the specific timing or outcome of events in this matter with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of the six REMS patents. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims. In March 2017, the PTAB issued a final decision that the three claims that were reviewed by the PTAB are unpatentable. We have not yet decided whether to appeal that ruling.
In October 2015, Ohm and Par filed petitions for IPR with respect to the validity of one of our DDI patents, and Amneal filed an IPR petition on the same patent in February 2016. In April 2016, the PTAB denied Par’s petition in its entirety and issued a decision on Ohm’s petition, instituting an IPR trial with respect to 16 of the claims under the patent subject to this petition and denying the petition with respect to the other 18 claims. In July 2016, the PTAB denied Amneal’s petition in its entirety. In March 2016, Ohm filed a petition for IPR with respect to the validity of the second of our DDI patents. In connection with settlement of our litigation with Ohm, both of the IPR petitions filed by Ohm were terminated.
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
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding, or MOU, regarding settlement of these actions with the plaintiffs. The MOU outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. The settlement remains subject to, among other items, confirmatory discovery, the execution of a stipulation of settlement by the parties, final approval of the settlement by the District Court in the Barreto action and dismissal with prejudice of the Dunbar action and the Palmisciano action.
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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 72.9% of our net product sales for the three months ended March 31, 2017 and 75.0% of our net product sales for the year ended December 31, 2016. Our future plans assume that sales of Xyrem will increase, although our plans assume a slower rate of increase than in recent years. While Xyrem product sales grew from 2015 to 2016, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2017, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed in more detail below, including those related to:

•
the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain companies that had filed abbreviated new drug application, or ANDAs, with the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of Xyrem or on terms that are different from those contemplated by the settlements, as further described below;

•	the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•
changes to, increases in or uncertainties around regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared system REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS;

•	any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors;

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing by government entities;

•	operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA;

•	any supply or manufacturing problems, including any problems with our sole source provider of the active pharmaceutical ingredient, or API, for Xyrem;

•	continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
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
The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, seven companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. In addition, we are aware of a third party that has stated that it intends to file a new drug application, or NDA, under Section 505(b)(2) to market a once nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its own generic sodium oxybate product as early as six months thereafter. Previously, in the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. Lawsuits with the four remaining companies that have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, the trial in this case could occur as early as the first quarter of 2018. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Certain ANDA filers had also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six patents listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, as covering the Xyrem REMS are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, those claims will be canceled, and we will not be able to enforce those patents. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and issued a final decision in March 2017 that the three claims they reviewed are also unpatentable. We have not yet decided whether to appeal that ruling. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
On January 17, 2017, the FDA announced approval of West-Ward’s ANDA for a generic version of Xyrem. The FDA’s letter approving West-Ward’s ANDA notes that, as the first ANDA applicant, West-Ward is eligible for 180 days of generic drug exclusivity for its generic product. West-Ward’s ANDA approval also includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. In particular, in our settlement with West-Ward, we have agreed that West-Ward’s AG Product launch date (and thus, potentially, its generic product launch date) could accelerate to earlier than January 1, 2023 under certain circumstances, including events related to the market entry of other generic versions of Xyrem, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, and a substantial reduction in Xyrem net sales over specified periods of time.
To the extent that one or more of the non-settling ANDA filers continues to litigate our Xyrem patents and obtains a final judicial decision prior to January 1, 2023 that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, West-Ward’s entry date would be accelerated to approximately the date of that final decision. In addition, one or more of the non-settling ANDA filers could potentially enter the market at such time to the extent that such filer(s) obtains or maintains FDA approval for its generic product and is able to distribute its product through an approved sodium oxybate REMS.
It is also possible that one or more of the non-settling ANDA filers that obtains or maintains FDA approval for its generic product and is able to distribute its product through an approved sodium oxybate REMS could launch its generic product in the absence of a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable. Circumstances that could result in such a launch include a judicial determination that the introduction of a generic product does not infringe our patents; a judicial determination not to grant an injunction that prevents any non-settling ANDA filer from marketing its generic product; or a decision by a non-settling ANDA filer, before applicable ongoing patent litigation is concluded, to launch a generic product at risk of being held liable for damages for patent infringement. It is also possible that we could enter into settlement agreements with one or more additional ANDA filers that would permit such filer to enter the market on or prior to the entry date(s) agreed with West-Ward. In the event of any such market entry by another ANDA filer, West-Ward’s entry date would be accelerated to a date on or prior to the date of such entry, except in limited circumstances related to an “at risk” launch by a non-settling ANDA filer.
A substantial reduction in Xyrem net sales at the level required to accelerate West-Ward’s entry date under our settlement could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that substantially erodes Xyrem net sales prior to January 1, 2023. For example, in addition to any products we might develop, other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. In particular, Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel successfully develops, obtains FDA approval of and launches this product candidate, we expect that the launch of the approved product would compete with Xyrem and could result in a substantial reduction of Xyrem net sales, which could have the additional negative effect of potentially triggering acceleration of market entry of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product.
After any introduction of a generic product, a significant percentage of the prescriptions written for Xyrem may be filled with the generic product, resulting in a loss in sales of branded Xyrem, although we would continue to receive revenue based on sales of any authorized generic product. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. West-Ward will establish the price of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product, and the price set by West-Ward may place downward pricing pressure on the price of Xyrem. In addition, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. In addition, the FDA’s approval of the generic sodium oxybate REMS means that such generic products could be distributed through multiple pharmacies. Such changes in the distribution of sodium oxybate may lead to negative experiences for patients, prescribers and the public that could impact acceptance of Xyrem as a treatment for EDS and cataplexy in narcolepsy.
We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see the other risk factors under the heading “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and the risk factors under the headings “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.
As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management and controlled distribution system, or Xyrem Risk Management Program, to help ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. The Xyrem Risk Management Program included elements such as patient and physician education, a database of information to track and report certain information, and the use of a single central pharmacy to distribute Xyrem. The Xyrem Risk Management Program, adopted in 2002 before the FDA had authority to require REMS, was deemed to be an approved REMS pursuant to the Food and Drug Administration Amendments Act, or FDAAA. The FDAAA, which amended the Federal Food, Drug and Cosmetic Act, or FDCA, required that deemed REMS and related documents be updated to comply with the current requirements for REMS documents. In February 2015, the FDA notified Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, of the FDA’s approval of the current Xyrem REMS, which includes provisions requiring distribution through a single pharmacy.
The 2015 Xyrem REMS approval letter included statements from the FDA that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the approval of the generic sodium oxybate REMS, the anticipated distribution of the West-Ward AG Product, or otherwise, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. Moreover, a sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS approved by the FDA in January 2017, may increase the risks associated with sodium oxybate distribution, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem, or differentiate between the different REMS programs. Any negative outcomes, including but not limited to risks to the public, caused by or otherwise related to a separate generic sodium oxybate REMS, could have a significant negative impact in terms of product liability, goodwill, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem revenues.
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
While we have an exclusive agreement with Express Scripts Specialty Distribution Services, Inc., or Express Scripts, the central pharmacy for Xyrem, through June 2019, if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In January 2017, the FDA announced approval of the West-Ward ANDA and waived the shared REMS requirement. The FDA’s waiver of the shared REMS requirement permits West-Ward to use the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. Our settlement agreement with West-Ward does not directly impact the FDA’s waiver of the single shared system REMS requirement or West-Ward’s or any other ANDA filer’s ability to develop and implement the generic sodium oxybate REMS for its generic sodium oxybate product. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a drug-drug interaction, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
For a description of the foregoing matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.

The Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation, or the impact of any similar claims that may be made in the future.
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
Any failure to demonstrate our substantial compliance with applicable regulatory requirements to the satisfaction of the FDA or any other regulatory authority could result in such regulatory authorities taking actions in the future, which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.

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
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries so we can launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
Product Candidates
In furtherance of our growth strategy, we have made significant investments in a number of product candidates. In particular, we have made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or Celator, which we refer to as the Celator Acquisition. Vyxeos is currently not approved as a marketed product in any jurisdiction and is the first injectable fixed ratio, drug delivery combination oncology product based on the CombiPlex technology platform that the FDA and EMA would potentially be considering for approval. We completed the rolling submission of our NDA for Vyxeos in the first quarter of 2017 and plan to make a regulatory submission for Vyxeos in Europe in the second half of 2017. We are conducting additional post-submission activities, including with respect to chemistry, manufacturing and controls, or CMC, in support of our NDA submission for Vyxeos. In addition, although the FDA has granted Fast Track designation to Vyxeos for the treatment of elderly patients with secondary acute myeloid leukemia, or AML, and Breakthrough Therapy for the treatment of adults with therapy-related AML or AML with myelodysplasia-related changes, these designations do not guarantee that we will be able to take advantage of the expedited review procedures and do not increase the likelihood that Vyxeos will receive marketing approval. We cannot predict whether our NDA for Vyxeos will be approved in a timely manner, if at all.

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

•
delays or problems in the supply or manufacture of the product, including with respect to the requirement of the third parties upon which we rely to manufacture Vyxeos and its APIs, obtain the approval of the FDA and/or other regulatory authorities to manufacture Vyxeos and to manufacture sufficient quantities of Vyxeos in accordance with applicable specifications; and

•
the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly given the ongoing clinical trials by other companies with the same patient population.

In addition, in the first quarter of 2017, we obtained positive top-line efficacy results from our two Phase 3 clinical trials of JZP-110 in patients with excessive sleepiness, or ES, associated with obstructive sleep apnea, or OSA, and in the second quarter of 2017, we obtained positive top-line efficacy results from our Phase 3 clinical trial of JZP-110 in patients with ES associated with narcolepsy. We are planning to submit an NDA to the FDA in late 2017 to seek approval for JZP-110 in the treatment of ES associated with OSA and ES associated with narcolepsy.
We also expect to submit NDAs to the FDA for two other products in our sleep therapeutic area: for JZP-507, an investigational new drug candidate with a 50% reduction in sodium content compared to Xyrem that in a pilot study has demonstrated bioequivalence to Xyrem, by the first quarter of 2018 and, subject to the results of an ongoing Phase 3 trial, for JZP-258, an investigational new drug candidate that contains 90% less sodium than Xyrem, in 2019. With respect to JZP-507, while we believe that we have a path to obtain the data necessary to complete our planned NDA submission for JZP-507 by the first quarter of 2018, we may not be able to generate sufficient data on our anticipated timing, or at all, or may be required to conduct more extensive studies than we currently anticipate, either of which could delay or prevent submission of an NDA.
Any failure or delay in completing necessary clinical trials and conducting other activities, including CMC activities, that are required to complete our planned NDA submissions and obtain regulatory approval could materially and adversely affect our business, financial condition, results of operations and growth prospects. See the discussion under the heading “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A for a discussion of risks related to our clinical trials of JZP-110 and other product candidates.
See also the discussions under the headings “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates” in this Part II, Item 1A.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our manufacturers may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. These difficulties can be heightened when we or our suppliers are required to produce finished product at commercial scale or to produce increased quantities to meet growing demand. In addition, we and our suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and other equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter these or any other manufacturing, quality or compliance difficulties with respect to any of our products, we may be unable to obtain or maintain regulatory approval, or meet commercial demand, for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.
We received FDA approval of our manufacturing and development facility in Ireland in June 2016, and we commenced commercial operations at this facility in the third quarter of 2016. We are using this facility for the manufacture of Xyrem and development-stage products, including JZP-507 and JZP-258. However, other than our Ireland facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates or their APIs, or packaging capability. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
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
The API of Xyrem, sodium oxybate, is a Schedule I controlled substance in the U.S. The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S.-based sodium oxybate supplier, to manufacture sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas, as well as any additional DEA quotas necessary if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. The need for quotas has prevented us in the past, and may prevent us in the future, from building significant inventories. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our third party suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
Erwinaze is licensed from and manufactured for us by a single source, PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. In April 2016 and September 2016, PBL responded to the FDA Form 483 with its plan, including required remediation activities, to address the observations, and subsequently provided additional information in response to another FDA request. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483, citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL responded to the warning letter issued by the FDA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
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
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, including the U.S., from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the first quarter of 2017 in most of the countries outside the U.S. where we market Erwinaze, and we expect additional supply disruptions of Erwinaze in the U.S. and other countries in 2017. We cannot predict whether the required remediation activities in connection with the January 2017 warning letter will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
If quality or other manufacturing issues or regulatory difficulties persist and result in a disruption to supply or capacity constraints, under our agreement with PBL, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or disruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our potential future maintenance and growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Vyxeos is manufactured using Celator’s CombiPlex technology. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter successfully manufactured batches that were used in Celator’s completed Phase 3 clinical trial for Vyxeos, but Baxter has since experienced batch failures due to mechanical, component and other issues. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. In connection with our Vyxeos NDA submission, the FDA is scheduled to inspect Baxter’s manufacturing facility for Vyxeos in the second quarter of 2017. Any negative findings may impact the timing or outcome of our NDA review. In addition, if Baxter does not deliver sufficient quantities of Vyxeos in accordance with applicable specifications on a timely basis, whether due to batch failures or other delays, or if Baxter is unable to receive FDA approval to manufacture Vyxeos, our ability to obtain FDA approval and successfully launch and commercialize an approved Vyxeos product and generate sales of this product at the level we expect could be materially and adversely affected.

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
To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured. For example, Siegfried has supplied us with both the API and finished product for our development activities involving JZP-110, including our Phase 3 clinical trials. We plan to have Siegfried manufacture and supply JZP-110 drug product for commercial sale should JZP-110 receive regulatory approval. Also, JZP-507 and JZP-258 are currently manufactured at our Athlone facility, and we expect to manufacture these products commercially at our Athlone facility should these candidates receive regulatory approval. However, there can be no assurance that we or our suppliers will be able to produce sufficient supplies of our product candidates in a timely manner or in accordance with applicable specifications. In addition, to obtain FDA approval of any product candidate, we or our supplier or suppliers for that product must obtain approval by the FDA to manufacture and supply product, in some cases based on qualification data provided to the FDA as part of our NDA submission. Any delay in generating, or failure to generate, data required in connection with submission of the CMC portions of any NDA could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA approval, or our ability to obtain FDA approval at all. In addition, any failure of us or a supplier to obtain approval by the FDA to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,070 as of May 2017. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, on June 23, 2016, eligible members of the electorate in the UK decided by referendum to leave the EU. On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part II, Item 1A.
The commercial success of our products depends upon their market acceptance by physicians, patients, third party payors and the medical community.
If physicians do not prescribe our products, we cannot generate the revenues we anticipate from product sales. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and its diagnosis, and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;

•	physicians’ decisions relating to treatment practices based on availability of product inventory, particularly with respect to Erwinaze;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	the conditions for reimbursement required by, and appropriate pricing and availability of reimbursement from, third party payors; and

•	the availability of financial or other assistance for patients who are uninsured or underinsured.
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
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products. For additional discussion about payor acceptance, see the risk factor under the heading “Price approvals and reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in this Part II, Item 1A.
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

For example, in July 2016 we made a substantial investment in Celator through the Celator Acquisition. The aggregate consideration for the Celator Acquisition was $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. Vyxeos is currently not approved as a marketed product in any jurisdiction. While we completed our rolling NDA submission for Vyxeos in the U.S. in the first quarter of 2017 and plan to make a regulatory submission in Europe as well, there can be no guarantee that we will obtain approval in any jurisdiction in a timely manner, or at all. If we are unable to obtain regulatory approval for Vyxeos in the U.S. or Europe in a timely manner, or at all, or if sales of Vyxeos following regulatory approvals do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
Although we received positive top-line efficacy results from our two Phase 3 clinical trials of JZP-110 in patients with ES associated with OSA and our Phase 3 clinical trial of JZP-110 in patients with ES associated with narcolepsy, if the final results of one or more of the Phase 3 clinical trials for JZP-110 fail to demonstrate the desired safety of this product candidate, we may be required to conduct additional clinical trials before submitting for regulatory approval, which would be costly and time consuming and could prevent us from submitting an NDA to the FDA on our anticipated timeline, or at all. Moreover, if we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we will not be able to commercialize JZP-110, and we will not receive any return on our investment.
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
The FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. In addition, in connection with our settlement agreement with West-Ward in April 2017, we granted West-Ward the right to sell the West-Ward AG Product commencing on January 1, 2023, or earlier under certain circumstances, and granted West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel successfully develops, obtains FDA approval of and launches this product candidate, we expect that the launch of the approved product would compete with Xyrem and could result in a substantial reduction of Xyrem net sales, which could have the additional negative effect of potentially triggering acceleration of market entry of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product.
We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
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
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs, including in connection with the FDA’s recent approval and tentative approvals of generic versions of Xyrem as well as the West-Ward AG Product in connection with our settlement agreement with West-Ward. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the U.S. allows for, and in some instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. For more information, see the risk factor under the heading “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” in this Part II, Item 1A.
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
The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. The procedure involves a two-year negotiation period in which the UK and the EU must conclude an agreement setting out the terms of the UK's withdrawal and the arrangements for the UK's future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the UK.
The referendum has created significant uncertainty concerning the future relationship between the UK and the EU. This includes the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK's withdrawal could result in significant complexity and risks. The tax consequences of the UK’s withdrawal from the EU are uncertain as well.
The UK referendum has also given rise to calls for the governments of other EU member states to consider withdrawal from the EU. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. They may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.
We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the headings “We have substantially expanded our international footprint and operations, and we may expand further in the future, but we do not yet have substantial historical experience in international markets and may not achieve the results that we, our shareholders or analysts who cover our business expect” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates” in this Part II, Item 1A.
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
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. Notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that any such generic version of Xyrem or sodium oxybate product does not infringe our patents, or that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreement with West-Ward, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part II, Item 1A.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court, or to argue in front of an administrative agency, to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreement with West-Ward, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with three of the Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between brand and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. We may receive formal or informal requests from the

FTC regarding our Xyrem patent settlements, including our April 2017 settlement with West-Ward, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any such investigations or lawsuits, and the outcome thereof, could be costly to us and could have a material adverse effect on our business.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. Our lawsuits against each of the Xyrem ANDA filers allege infringement of multiple patents, including the DDI patents, and seek a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe our patents. On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product or instead require that party to pay damages in the form of lost profits or a reasonable royalty. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. In March 2017, the PTAB issued a final decision that the remaining three claims of the additional REMS patent are unpatentable. We have not yet decided whether to appeal that ruling. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
The Xyrem REMS approval letter includes statements from the FDA that (i) the approval action should not be construed or understood as agreement with us that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the approval of the generic sodium oxybate REMS, the anticipated distribution of the West-Ward AG Product, or otherwise, or the potential timing, terms or propriety thereof.
Any such modifications or additional requirements could potentially make it easier for future sodium oxybate competitors, make it more difficult or expensive for us to distribute Xyrem and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents and other intellectual property to protect our Xyrem distribution system from sodium oxybate competitors may be reduced. In addition, the extent of protection provided by our patents and other intellectual property related to the distribution of Xyrem depends on the nature of the distribution system that may be used by any sodium oxybate competitor. If the generic sodium oxybate REMS that has been approved by the FDA in connection with its approval of West-Ward’s ANDA does not fall within the scope of any of the claims of our patents, those patents will not be a barrier to any non-settling ANDA filer’s or other unlicensed sodium oxybate product manufacturer’s entry into the market. We cannot be certain whether our existing patents, patents that may be granted in the future or other intellectual property will be construed to cover the generic sodium oxybate REMS. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

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
An approved drug product or drug candidate that has not yet been approved by the FDA or equivalent authorities in other countries may be subject to scheduling as a controlled substance under the U.S. Controlled Substances Act, or CSA, depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, or equivalent legislation in other countries, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the U.S. Department of Health and Human Services, or HHS. We expect that JZP-110 will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of JZP-110 may be subject to a significant degree of regulation by the DEA.

If the FDA, the EC or the competent authorities of the EU member states determine that a REMS or the imposition of post-marketing obligations is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include a proposed REMS as part of an NDA or BLA or to propose post-marketing obligations to be included in the marketing authorization for our products in the EU. In non-EU countries, we may also be required to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, a plan for communication to healthcare providers, and restrictions on the product’s distribution. For example, the FDA requires a REMS for Xyrem, discussed in detail in the risk factor under the heading “The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem” in this Part II, Item 1A, and other products that we sell are or may become subject to a REMS specific to our product or shared with other products in the same class of drug. We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in FDA approval being revoked, product release being delayed resulting in product shortage or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our potential future maintenance and growth of the market for this product. See also the discussion under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects.” in this Part II, Item 1A.
As another example, the marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial, or the Defitelio post-marketing trial, to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. In January 2017, we enrolled the first patient in the Defitelio post-marketing trial. If we fail to complete any of these post-marketing obligations, including our failure to satisfactorily complete the Defitelio post-marketing trial, the ongoing validity of the marketing authorization may be called into question, our sales of and revenues from Defitelio could be materially adversely affected and our potential future maintenance and growth of the market for this product may be limited.
A significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, and for that reason, the UK’s recent referendum regarding withdrawal from the EU could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates, as there is significant uncertainty concerning the future relationship between the UK and the EU. This includes the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal could result in significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant is established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure would not, in the future, include the UK. In these circumstances, an authorization granted by the UK’s competent authorities would be required to place medicinal products on the UK market.
In addition, the laws and regulations that will apply after the UK withdraws from the EU may have implications for manufacturing sites that hold certification issued by the UK competent authorities. Our capability to rely on these manufacturing sites for products intended for the EU market would also depend upon the exact terms of the UK's withdrawal.
Any such changes to the regulatory regime could have a material adverse effect on the pharmaceutical industry generally and on our ability to obtain approval for our product candidates or, if approved, to successfully commercialize our product candidates. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part II, Item 1A.

Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition.
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing program, or the 340B program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed in the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has increased and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the employer mandate and the excise tax on generous employer-based health insurance plans. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.
Moreover, legislative changes to or regulatory changes under the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. The nature and extent of any legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time, particularly given the introduction of the American Health Care Act of 2017, or AHCA, which would repeal and replace key portions of the Healthcare Reform Act. The AHCA was passed by the U.S. House of Representatives but remains subject to passage by the U.S. Senate. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.
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
Patient assistance programs that receive partial financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate.  In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of foundation support for our patients who need assistance. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.
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
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct the Defitelio post-marketing trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. If we fail to complete any of these post-marketing obligations, including our failure to satisfactorily complete the Defitelio post-marketing trial, the ongoing validity of the marketing authorization may be called into question, our sales of and revenues from Defitelio could be materially adversely affected and our potential future maintenance and growth of the market for this product may be limited.
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
In addition, the DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried, our U.S.-based sodium oxybate supplier, to manufacture sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more

ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3)

organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies or offices. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support (including organizations that provide assistance to narcolepsy and chronic pain patients), negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, Xyrem and Prialt and/or reduce coverage of Xyrem and Prialt, including by federal health care programs and state health care programs. Any voluntary settlement with the U.S. Attorney’s Office could result in substantial payments, and entry into a Corporate Integrity Agreement, which would impose costs and burdens on our operation of the business. If any or all of these events occur, our business and stock price could be materially and adversely affected. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
We are also subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws include security breach notification requirements and protection of consumer health information. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the U.S., the decision of the European Court of Justice that invalidated the safe harbor framework on which we previously relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In February 2016, the EC announced an agreement with the DOC to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the EC adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC and making commitments on the part of public authorities regarding access to information.
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
The privacy and data security landscape is still in flux. In September 2016, the Irish privacy advocacy group, Digital Rights Ireland, brought an action for annulment of the EC decision on the adequacy of Privacy Shield, Case T-670/16, which is pending before the European Court of Justice. In October 2016, a further action for annulment was brought by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case is also currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the EU to entities in the U.S. under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.
Healthcare providers who prescribe our products and research institutions that we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Failure to comply with current and future federal and state laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.
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
Several aspects of our business may subject us to antitrust scrutiny by the FTC or to civil litigation alleging violation of the antitrust laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. It is possible that the FTC, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. Another area of potential antitrust scrutiny relates to the settlement of patent litigation with potential generic competitors. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. The FTC has publicly stated that, in its view, certain brand-generic settlement agreements violate the antitrust laws and has brought actions against certain brand and generic companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, including our April 2017 settlement with West-Ward, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently initiated the process of updating the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. In August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program to resolve claims by covered entities that they have been overcharged by manufacturers and claims by manufacturers of program violations by covered entities.  It is unclear when or whether the regulation will be released in final form under the Trump Administration.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. On March 20, 2017, HRSA issued an Interim Final Rule delaying the effective date of the final rule until May 22, 2017 and requesting comments regarding a possible further delay until October 1, 2017. It is unclear when this regulation will become effective. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
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
Additionally, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. Our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the UK, France, Germany, Ireland, Italy, Spain, and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU member states of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.
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
As of March 31, 2017, we had total indebtedness of approximately $2.0 billion, which included $703.8 million in outstanding term loan indebtedness and $700.0 million in outstanding revolving credit borrowings under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014.
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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., the Gentium Acquisition and the Celator Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current products. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, including as a result of the potential for the UK’s withdrawal from the EU to contribute to sustained instability in the global financial markets, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $40.9 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at March 31, 2017. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. Most recently, in April 2016, the IRS issued temporary regulations under Section 7874 reflecting guidance that the IRS previously announced in notices dated September 2014 and November 2015, as well as additional rules, and in January 2017, the IRS issued final and temporary regulations under Section 7874 making further revisions to prior guidance. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in this Part II, Item 1A.
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
Our intangible assets and goodwill are significant. As of March 31, 2017, we had recorded $3.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.
We have significant operations in Europe as well as in the U.S., but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposure relates to our subsidiaries that have functional currencies denominated in the euro. Exchange rates between the U.S. dollar and the euro have fluctuated and are likely to continue to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio and Erwinase product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. In this regard, when the U.S. dollar strengthens against a foreign currency, the relative value of sales made in the foreign currency decreases. Conversely, when the U.S. dollar weakens against a foreign currency, the relative value of such sales increases. Accordingly, increases in the value of the U.S. dollar relative to foreign currencies, primarily the euro, could adversely affect our foreign revenues, perhaps significantly. In addition, as we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, which could increase our foreign currency exchange risk. Given the volatility of exchange rates, continued concerns regarding European sovereign debt and instability of the euro, as well as our expanding operations, we cannot assure you that we will be able to effectively manage currency transaction and/or translation risks. We currently conduct only limited foreign exchange hedging activities, involving the use of foreign exchange forward contracts, to manage currency risk related to certain intercompany loans denominated in non-functional currencies. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $157.16 on April 22, 2016 and a low of $96.74 on November 3, 2016 during the period from December 31, 2015 through March 31, 2017. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.

Our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our ordinary shares could decline. Our ability to meet analysts’ forecasts, investors’ expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of Xyrem and Defitelio and to successfully launch Vyxeos commercially in the U.S. In addition, we will need to minimize future supply disruptions of Erwinaze in order to meet revenue expectations for Erwinaze. The risks and uncertainties associated with our ability to maintain or increase sales of Xyrem, Erwinaze and Defitelio and to successfully launch Vyxeos include those discussed elsewhere in these risk factors. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In addition, the market price of our ordinary shares may decline if the effects of our transactions, including the Celator Acquisition and/or potential future acquisitions, on the financial results of our company are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of our 2021 Notes who may view the 2021 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of these notes.
Future sales of our ordinary shares in the public market could cause our share price to fall.
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of May 2, 2017, we had 60,028,816 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
Our articles of association, shareholder rights agreement, Irish law and the indenture governing our 2021 Notes contain provisions that could delay or prevent a takeover of us by a third party.
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
In April 2017, we adopted a shareholder rights agreement, or rights agreement, with a 12-month term under which shareholders have certain ordinary share purchase rights if a person or group acquires 10% (or 20% in the case of a “13G Investor” as defined in the rights agreement) or more of our outstanding ordinary shares without the prior approval of our board of directors. The rights agreement could make it more difficult for a person or group to acquire a majority of our outstanding ordinary shares, and could otherwise prevent or delay an acquisition of us. The rights agreement could also reduce the price that investors might be willing to pay for our ordinary shares and result in the market price of our ordinary shares being lower than it would be without the rights agreement. In addition, the existence of the rights agreement itself may deter a potential acquiror from pursuing any acquisition of us at all. As a result, either by operation of the rights agreement or by its potential deterrent effect, acquisitions of us that our shareholders may consider in their best interests may not occur.
In addition to our articles of association and the rights agreement, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent, and the shareholder approval requirements for certain types of transactions differ from those in the U.S., and in some cases are greater, under Irish law. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indenture governing our 2021 Notes requires us to repurchase the notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of 2021 Notes. A takeover of us may trigger the requirement that we purchase our 2021 Notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
These provisions, whether alone or together, may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions, whether alone or together, could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1 - January 31, 2017	85,400	$115.37	85,400	$271,673,633
February 1 - February 28, 2017	32,714	$123.58	32,714	$267,631,573
March 1 - March 31, 2017	—	$—	—	$267,631,573
Total	118,114	$117.65	118,114
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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
4.2
Rights Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals plc and Computershare Trust Company, N.A., which includes the Form of Ownership Statement as Exhibit A and the Summary of Rights to Purchase Ordinary Shares as Exhibit B (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 5, 2017).

4.3A
Investor Rights Agreement, dated July 7, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B
Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4A
Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B
Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

10.1+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2017) (incorporated herein by reference to Exhibit 10.22E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2016, as filed with the SEC on February 28, 2017).

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
Date: May 9, 2017

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
4.2
Rights Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals plc and Computershare Trust Company, N.A., which includes the Form of Ownership Statement as Exhibit A and the Summary of Rights to Purchase Ordinary Shares as Exhibit B (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 5, 2017).

4.3A
Investor Rights Agreement, dated July 7, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B
Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4A
Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B
Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

10.1+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2017) (incorporated herein by reference to Exhibit 10.22E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2016, as filed with the SEC on February 28, 2017).

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