Form 10-Q
period 2017-06-30
Jazz Pharmaceuticals plc
filed 2017-08-08
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2017, 60,064,963 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

We own or have rights to various copyrights, trademarks and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, CombiPlex® and VyxeosTM (daunorubicin and cytarabine) liposome for injection. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$239,213	$365,963
Investments	80,000	60,000
Accounts receivable, net of allowances	238,752	234,244
Inventories	39,658	34,051
Prepaid expenses	28,433	24,501
Other current assets	36,448	29,310
Total current assets	662,504	748,069
Property and equipment, net	136,626	107,490
Intangible assets, net	3,033,103	3,012,001
Goodwill	926,290	893,810
Deferred tax assets, net, non-current	20,158	15,060
Deferred financing costs	8,705	9,737
Other non-current assets	16,638	14,060
Total assets	$4,804,024	$4,800,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,529	$22,415
Accrued liabilities	169,701	193,268
Current portion of long-term debt	36,094	36,094
Income taxes payable	7,494	4,506
Deferred revenue	8,575	1,123
Total current liabilities	250,393	257,406
Deferred revenue, non-current	20,470	2,601
Long-term debt, less current portion	1,635,800	1,993,531
Deferred tax liability, net, non-current	551,639	556,733
Other non-current liabilities	144,690	112,617
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	1,720,584	1,665,232
Accumulated other comprehensive loss	(210,249)	(317,333)
Retained earnings	690,164	528,907
Total shareholders’ equity	2,201,032	1,877,339
Total liabilities and shareholders’ equity	$4,804,024	$4,800,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$389,655	$379,110	$763,333	$713,026
Royalties and contract revenues	4,731	2,051	7,106	4,145
Total revenues	394,386	381,161	770,439	717,171
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	28,672	23,980	53,737	47,419
Selling, general and administrative	132,328	122,618	276,583	251,383
Research and development	40,157	39,091	85,085	70,343
Acquired in-process research and development	2,000	—	2,000	8,750
Intangible asset amortization	26,186	26,737	51,851	49,379
Total operating expenses	229,343	212,426	469,256	427,274
Income from operations	165,043	168,735	301,183	289,897
Interest expense, net	(18,294)	(12,121)	(37,138)	(24,313)
Foreign exchange loss	(5,427)	—	(6,891)	(819)
Income before income tax provision and equity in loss of investee	141,322	156,614	257,154	264,765
Income tax provision	35,515	42,112	64,675	74,451
Equity in loss of investee	203	—	364	—
Net income	$105,604	$114,502	$192,115	$190,314

Net income per ordinary share:
Basic	$1.76	$1.89	$3.20	$3.13
Diluted	$1.72	$1.85	$3.13	$3.05
Weighted-average ordinary shares used in per share calculations - basic	60,100	60,499	59,991	60,821
Weighted-average ordinary shares used in per share calculations - diluted	61,463	62,043	61,321	62,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$105,604	$114,502	$192,115	$190,314
Other comprehensive income (loss):
Foreign currency translation adjustments	90,320	(27,704)	108,432	17,484
Unrealized loss on hedging activities, net of tax benefit of $104, $0, $193 and $0, respectively	(726)	—	(1,348)	—
Other comprehensive income (loss)	89,594	(27,704)	107,084	17,484
Total comprehensive income	$195,198	$86,798	$299,199	$207,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$192,115	$190,314
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	51,851	49,379
Share-based compensation	52,453	49,616
Depreciation	6,223	5,044
Acquired in-process research and development	2,000	8,750
Loss on disposal of property and equipment	457	37
Deferred income taxes	(29,956)	(10,112)
Provision for losses on accounts receivable and inventory	1,548	1,688
Amortization of debt discount and deferred financing costs	11,379	10,776
Other non-cash transactions	8,000	967
Changes in assets and liabilities:
Accounts receivable	(3,038)	(22,158)
Inventories	(5,879)	(15,050)
Prepaid expenses and other current assets	(870)	(10,335)
Other long-term assets	(2,267)	(247)
Accounts payable	5,347	6,224
Accrued liabilities	(33,072)	(3,734)
Income taxes payable	2,487	3,398
Deferred revenue	25,320	(476)
Other non-current liabilities	15,533	14,587
Net cash provided by operating activities	299,631	278,668
Investing activities
Purchases of property and equipment	(11,725)	(6,028)
Acquisition of in-process research and development	(2,000)	(8,750)
Acquisition of investments	(20,000)	(53,484)
Acquisition of intangible assets	—	(150,000)
Net cash used in investing activities	(33,725)	(218,262)
Financing activities
Proceeds from employee equity incentive and purchase plans	19,071	14,611
Repayments of long-term debt	(18,047)	(19,282)
Payment of employee withholding taxes related to share-based awards	(16,320)	(14,278)
Share repurchases	(30,859)	(163,244)
Repayments under revolving credit facility	(350,000)	—
Net cash used in financing activities	(396,155)	(182,193)
Effect of exchange rates on cash and cash equivalents	3,499	968
Net decrease in cash and cash equivalents	(126,750)	(120,819)
Cash and cash equivalents, at beginning of period	365,963	988,785
Cash and cash equivalents, at end of period	$239,213	$867,966

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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
VyxeosTM (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes.

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.

Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three and six months ended June 30, 2017, net product sales of Xyrem were $298.0 million and $570.4 million, respectively, which represented 76% and 75% of total net product sales, respectively. Our ability to maintain or increase product sales of Xyrem is subject to risks and uncertainties, including the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain companies that had filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem or on terms that are different from those contemplated by the settlements; the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or EDS in narcolepsy; changes to, increases in or uncertainties around regulatory restrictions, including changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS; any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities; operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA; any supply or manufacturing problems, including any problems with our sole source sodium oxybate provider; continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, eight companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. In addition, we are aware of a third party that has stated that it intends to file a new drug application, or NDA, to market a once nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court, and an additional lawsuit against the most recent filer, Ascent Pharmaceuticals, Inc., or Ascent, in the U.S. District Court for the Eastern District of New York, or EDNY, where Ascent is incorporated. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. In the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. For a description of our settlements with West-Ward and two of the other ANDA filers, see “Overview—Significant Developments Affecting Our Business” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Lawsuits with the remaining companies that have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem (other than the lawsuits against Ascent) have been consolidated as one case and remain pending. Although no trial date has been set, the trial in this consolidated case could occur as early as the first half of 2018. No trial dates have been set in the lawsuits against Ascent, which remain pending in the District Court and EDNY. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers.
In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office issued final decisions that the claims of six patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, as covering the Xyrem REMS are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an inter partes review, or IPR, on three claims of a seventh REMS patent, declining to review 25 of 28 claims. The PTAB issued a final decision in March 2017 that the three claims they reviewed are unpatentable. We filed a notice of appeal of that decision on May 18, 2017, and the Court of Appeals for the Federal Circuit has consolidated the appeal of the March 2017 decision with the pending appeals of the July 2016 decisions. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
On January 17, 2017, the FDA announced approval of the West-Ward ANDA, and on January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm. West-Ward’s ANDA approval includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. We were not involved in the development of the generic sodium oxybate REMS. We continue to evaluate potential challenges based on the FDA’s waiver of the requirement for a single, shared system REMS in connection with the approvals of the ANDAs, including whether the FDA’s waiver decision meets the conditions for such a waiver under applicable law. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a decision by the District Court, or an appellate court, if applicable, in our ongoing patent litigation. However, notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward, Amneal, Ohm or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that the introduction of the competing product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in our ongoing litigation at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have,” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In August 2015, we implemented the current Xyrem REMS, and we have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letter. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Further, we cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the anticipated distribution of the West-Ward AG Product, the approval of the generic sodium oxybate REMS or otherwise or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem.
We may face pressure to modify the Xyrem REMS, or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to the Xyrem REMS or elements of the Xyrem REMS. For more information, see the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. The FDA stated that it did not need to reach the question of whether the DDI information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a DDI, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of, or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe, any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filers or any other company introducing a different sodium oxybate product from marketing its product. For a description of these matters, including risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In the three and six months ended June 30, 2017, net product sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $49.0 million and $100.4 million, respectively, which represented 13% of total net product sales for both periods. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities.
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
Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. In April 2016 and September 2016, PBL responded to the FDA Form 483 with its plan, including required remediation activities, to address the observations, and subsequently provided additional information in response to another FDA request. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483, citing significant violations of current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for active pharmaceutical ingredients, or APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We expect to attend a meeting with PBL and the FDA in the third quarter of 2017 to discuss the warning letter. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In addition, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply disruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays and quality challenges, and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the second quarter of 2017 in the U.S. and certain other countries, and we expect additional supply disruptions of Erwinaze in the U.S. and other countries in 2017. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply disruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product.
Our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s mutual recognition procedure or otherwise, in certain additional countries if we decide to launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In the three and six months ended June 30, 2017, net product sales of Defitelio/defibrotide represented 8% and 9% of total net product sales, respectively. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We began to commercialize Defitelio in certain European countries in 2014. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. Our ability to realize the anticipated benefits from our investment in Defitelio/defibrotide is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, we may not be able to successfully maintain or grow sales of Defitelio in Europe, or obtain marketing approval in other countries, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. A key challenge to our success in maintaining or growing sales of Defitelio in Europe is our ability to obtain appropriate pricing and reimbursement approvals in those European countries where Defitelio is not yet launched. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain or maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
In March 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We promote Defitelio along with Erwinase to many hematology and oncology specialists who operate in the same hospitals, and we believe that we benefit from operational synergies from this overlap. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. Our ability to realize the anticipated benefits from our investment in Defitelio is subject to risks and uncertainties, including the continued acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the continued availability of adequate coverage and reimbursement by government programs and third party payors; the limited experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may not initiate or may delay initiation of treatment while waiting for VOD symptoms to improve, or terminate treatment before the end of the recommended dosing schedule; our ability to successfully maintain or grow sales of Defitelio in Europe and other non-U.S. countries; delays or problems in the supply or manufacture of the product; the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD diagnosis); our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and our ability to obtain marketing approval in other countries and to develop the product for additional indications, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, we made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals Inc., or Celator, in July 2016, or the Celator Acquisition. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We are in the process of launching Vyxeos in the U.S. Subject to the successful completion of product testing for compliance with the final specifications included in the approved NDA, we expect to begin shipping Vyxeos in August 2017. In the event that our manufactured product does not comply with these specifications, our launch of Vyxeos would be delayed, which could have a material adverse effect on our business and results of operations. We expect to submit a marketing authorization application for Vyxeos to the European Medicines Agency in the fourth quarter of 2017. Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to additional risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; delays or problems in the supply or manufacture of the product, including the ability of the third parties upon which we rely to manufacture Vyxeos and its APIs to manufacture sufficient quantities in accordance with applicable specifications; the need to establish pricing and reimbursement support for Vyxeos in the U.S. or in other countries; the acceptance of Vyxeos in the U.S. and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors; the approval and use of new and novel compounds in AML that are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; and the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly given the ongoing clinical trials by other companies with the same patient population, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

•
the need to obtain and maintain appropriate pricing and reimbursement for our products in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and pharmaceutical pricing in the U.S. and worldwide, including the need to obtain and maintain reimbursement for Xyrem in the U.S. in an environment in which we are subject to increasingly restrictive conditions for reimbursement required by government programs and third party payors;

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
Derivative Instruments and Hedging Activities
We record the fair value of derivative instruments as either assets or liabilities on the consolidated balance sheets. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. Derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2017, we had foreign exchange forward contracts with notional amounts totaling $255.5 million. As of June 30, 2017, the asset fair value of outstanding foreign exchange forward contracts was $9.0 million. As of June 30, 2017, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $1.6 million as of June 30, 2017. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable, and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2017, five customers accounted for 89% of gross accounts receivable, including Express Scripts Specialty

Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 75% of gross accounts receivable. As of December 31, 2016, five customers accounted for 90% of gross accounts receivable, including Express Scripts, which accounted for 73% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 13% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. We commenced manufacturing of Xyrem in our facility in Athlone, Ireland in the third quarter of 2016.
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
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$105,604	$114,502	$192,115	$190,314
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	60,100	60,499	59,991	60,821
Dilutive effect of employee equity incentive and purchase plans	1,363	1,544	1,330	1,508
Weighted-average ordinary shares used in per share calculation - diluted	61,463	62,043	61,321	62,329

Net income per ordinary share:
Basic	$1.76	$1.89	$3.20	$3.13
Diluted	$1.72	$1.85	$3.13	$3.05
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes. The potential issue of approximately 2.9 million ordinary shares issuable upon exchange of the 2021 Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and six months ended June 30, 2017 and 2016 did not exceed the effective exchange price of $199.77 per ordinary share.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
1.875% exchangeable senior notes due 2021	2,878	2,878	2,878	2,878
Options to purchase ordinary shares and RSUs	3,121	3,105	3,264	2,857
Ordinary shares under ESPP	11	66	5	85

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We plan to adopt ASU No. 2014-09 at its effective date on a modified retrospective basis. We have substantially completed our review of existing revenue contracts and currently do not anticipate that the implementation of ASU No. 2014-09 will have a material impact on our results of operations and financial position. We are continuing to review the impact that the new standard will have on our financial statement disclosures.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$94,011	$—	$—	$94,011	$94,011	$—
Time deposits	140,000	—	—	140,000	60,000	80,000
Money market funds	85,202	—	—	85,202	85,202	—
Totals	$319,213	$—	$—	$319,213	$239,213	$80,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,963	$—	$—	$215,963	$215,963	$—
Time deposits	210,000	—	—	210,000	150,000	60,000
Totals	$425,963	$—	$—	$425,963	$365,963	$60,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investments balance represents time deposits with original maturities of greater than three months.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2017 and December 31, 2016 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$140,000	$140,000	$210,000	$210,000
Money market funds	85,202	—	85,202	—	—
Interest rate contracts	—	21	21	—	—
Foreign exchange forward contracts	—	8,984	8,984	—	—
Totals	$85,202	$149,005	$234,207	$210,000	$210,000
Liabilities:
Interest rate contracts	$—	$1,600	$1,600	$—	$—
Totals	$—	$1,600	$1,600	$—	$—
As of June 30, 2017, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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
As of June 30, 2017, the estimated fair value of our 2021 Notes was approximately $631 million. The fair value of the 2021 Notes was estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan and revolving credit facilities were approximately equal to their respective book values based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of June 30, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2017	2016	2017	2016
Loss recognized in accumulated other comprehensive loss, net of tax	$(1,320)	$—	$(2,175)	$—
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax	$594	$—	$827	$—
Assuming no change in LIBOR-based interest rates from market rates as of June 30, 2017, $1.4 million of losses recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months. The gain related to the ineffective portion of derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2017 was $0.1 million and $0.0 million, respectively.
We enter into foreign exchange forward contracts, with durations of up to 365 days, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $255.5 million. The foreign exchange loss in our condensed consolidated statements of income included a gain of $9.0 million associated with the foreign exchange contracts not designated as hedging instruments for the three and six months ended June 30, 2017.
The cash flow effects of our derivative contracts for the six months ended June 30, 2017 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The following table summarizes the fair value of outstanding derivatives as of June 30, 2017 (in thousands):

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$21	Accrued liabilities	$1,600
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	8,984	Accrued liabilities	—
Total fair value of derivative instruments		$9,005		$1,600
Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following table summarizes the potential effect on our condensed consolidated balance sheets of offsetting our interest rate contracts and foreign exchange forward contracts subject to such provisions (in thousands):

	June 30, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,139	$—	$1,139	$(394)	$—	$745
Derivative liabilities	(394)	—	(394)	394	—	—
There were no outstanding derivatives as of December 31, 2016.

5. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,591	$1,547
Work in process	15,689	18,689
Finished goods	21,378	13,815
Total inventories	$39,658	$34,051

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$893,810
Foreign exchange	32,480
Balance at June 30, 2017	$926,290

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2017				December 31, 2016
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	10.9	$1,562,033	$(483,397)	$1,078,636	$1,477,618	$(410,523)	$1,067,095
Manufacturing contracts	0.6	12,214	(10,506)	1,708	11,278	(8,292)	2,986
Trademarks	—	2,895	(2,895)	—	2,872	(2,872)	—
Total finite-lived intangible assets		1,577,142	(496,798)	1,080,344	1,491,768	(421,687)	1,070,081
Acquired in-process research and development assets		1,952,759	—	1,952,759	1,941,920	—	1,941,920
Total intangible assets		$3,529,901	$(496,798)	$3,033,103	$3,433,688	$(421,687)	$3,012,001
The increase in the gross carrying amount of intangible assets as of June 30, 2017 compared to December 31, 2016 reflected the positive impact of foreign currency translation adjustments, which was primarily due to the strengthening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017 (remainder)	$54,020
2018	105,110
2019	104,883
2020	103,661
2021	102,662
Thereafter	610,008
Total	$1,080,344

7. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Construction-in-progress	$60,347	$33,427
Land and buildings	46,246	46,033
Manufacturing equipment and machinery	20,397	19,596
Computer software	19,218	17,832
Leasehold improvements	12,549	9,328
Computer equipment	12,172	10,980
Furniture and fixtures	3,372	2,436
Subtotal	174,301	139,632
Less accumulated depreciation and amortization	(37,675)	(32,142)
Property and equipment, net	$136,626	$107,490

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Rebates and other sales deductions	$74,829	$72,344
Employee compensation and benefits	39,367	43,363
Royalties	8,937	11,643
Accrued construction-in-progress	6,833	1,597
Accrued interest	4,747	5,179
Sales returns reserve	4,032	4,366
Selling and marketing accruals	3,517	3,924
Professional fees	3,438	4,596
Inventory-related accruals	2,657	3,350
Clinical trial accruals	2,393	10,139
Accrued contract termination fees	—	11,612
Other	18,951	21,155
Total accrued liabilities	$169,701	$193,268

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2017	December 31, 2016
1.875% exchangeable senior notes due 2021	$575,000	$575,000
Unamortized discount on 1.875% exchangeable senior notes due 2021	(91,636)	(101,094)
1.875% exchangeable senior notes due 2021, net	483,364	473,906
Borrowings under revolving credit facility	500,000	850,000
Term loan	688,530	705,719
Total debt	1,671,894	2,029,625
Less current portion	36,094	36,094
Total long-term debt	$1,635,800	$1,993,531
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
As of June 30, 2017, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2017 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2017 (remainder)	$18,047
2018	40,606
2019	58,652
2020	76,699
2021	1,575,801
Total	$1,769,805

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2017 and December 31, 2016. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating and facility leases as of June 30, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017 (remainder)	$9,245
2018	15,573
2019	13,812
2020	11,333
2021	10,724
Thereafter	74,600
Total	$135,287

In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building to be constructed by the landlord. We expect to occupy this office space by the end of 2017. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of June 30, 2017, we recorded project construction costs of $42.4 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. We recorded rent expense associated with the ground lease of $0.5 million and $1.0 million in the three and six months ended June 30, 2017, respectively, in our condensed consolidated statements of income.
As of June 30, 2017, we had $31.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
Additional patents covering Xyrem have been issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our DDI patents. In August 2016, we and

Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to a Paragraph III Certification.
On June 4, 2014, we received a notice of Paragraph IV Certification from Ohm that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that would infringe our patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ohm regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that would infringe our patents. In May 2016, the Ohm litigation was settled as described below. In the first quarter of 2017, the FDA tentatively approved the ANDAs of Amneal and Ohm.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Teva, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe our patents. In March 2015, Teva moved to dismiss the portion of the case based on our Orange Book-listed REMS patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the PTAB relating to the patents that were the subject of Teva’s motion. Since March 2015, we have received an additional notice of Paragraph IV Certification from Teva regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed an additional lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents.
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
On June 14, 2017, we received a notice of Paragraph IV Certification from Ascent that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 27, 2017, we filed lawsuits against Ascent in the District Court as well as in the EDNY, where Ascent is incorporated, alleging that our patents covering Xyrem are infringed or will be infringed by Ascent’s ANDA and seeking a permanent injunction to prevent Ascent from introducing a generic version of Xyrem that would infringe our patents.
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

The settlements with Wockhardt and Ohm do not resolve the lawsuits against Amneal, Par, Teva, Lupin and Ascent, which are ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of the six REMS patents. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims. In March 2017, the PTAB issued a final decision that the three claims that were reviewed by the PTAB are unpatentable. We filed a notice of appeal of that decision on May 18, 2017, and the Court of Appeals for the Federal Circuit has consolidated the appeal of the March 2017 decision with the pending appeals of the July 2016 decisions.
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
Other Contingencies
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3) organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. Any settlement with the U.S. Attorney’s Office could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

10. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2017 and 2016 (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$1,877,339
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	19,071
Employee withholding taxes related to share-based awards	(16,320)
Share-based compensation	52,602
Shares repurchased	(30,859)
Other comprehensive income	107,084
Net income	192,115
Shareholders' equity at June 30, 2017	$2,201,032

Total Shareholders' Equity
Shareholders' equity at January 1, 2016	$1,706,333
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	14,611
Employee withholding taxes related to share-based awards	(14,278)
Share-based compensation	50,333
Shares repurchased	(163,244)
Other comprehensive income	17,484
Net income	190,314
Shareholders' equity at June 30, 2016	$1,801,553
Share Repurchase Program
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In the six months ended June 30, 2017, we spent a total of $30.9 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $134.10 per share. As of June 30, 2017, the remaining amount authorized under the share repurchase program was $250.7 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Net Unrealized Losses From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(317,333)	$(317,333)
Other comprehensive income (loss)	(1,348)	108,432	107,084
Balance at June 30, 2017	$(1,348)	$(208,901)	$(210,249)
During the six months ended June 30, 2017, other comprehensive income (loss) reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized losses on derivatives that qualify as cash flow hedges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Xyrem	$298,026	$280,968	$570,352	$530,505
Erwinaze/Erwinase	49,024	49,748	100,412	100,921
Defitelio/defibrotide	30,238	33,246	66,138	51,143
Prialt® (ziconotide) intrathecal infusion	5,656	8,073	13,373	14,282
Other	6,711	7,075	13,058	16,175
Product sales, net	389,655	379,110	763,333	713,026
Royalties and contract revenues	4,731	2,051	7,106	4,145
Total revenues	$394,386	$381,161	$770,439	$717,171
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$356,687	$345,853	$695,870	$651,732
Europe	27,378	28,749	58,730	53,769
All other	10,321	6,559	15,839	11,670
Total revenues	$394,386	$381,161	$770,439	$717,171
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Express Scripts	75%	74%	74%	74%
McKesson	14%	15%	15%	14%

The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	June 30, 2017	December 31, 2016
Ireland	$65,531	$62,453
United States	61,349	35,791
Italy	7,732	7,000
Other	2,014	2,246
Total long-lived assets	$136,626	$107,490

12. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative	$20,874	$20,949	$40,679	$41,153
Research and development	4,859	3,521	9,001	6,811
Cost of product sales	1,527	963	2,773	1,652
Total share-based compensation expense, pre-tax	27,260	25,433	52,453	49,616
Income tax benefit from share-based compensation expense	(9,838)	(8,922)	(17,462)	(15,855)
Total share-based compensation expense, net of tax	$17,422	$16,511	$34,991	$33,761
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares underlying options granted (in thousands)	85	90	1,256	1,099
Grant date fair value	$46.29	$45.10	$42.47	$40.58
Black-Scholes option pricing model assumption information:
Volatility	35%	37%	35%	39%
Expected term (years)	4.3	4.2	4.3	4.2
Range of risk-free rates	1.6-1.7%	1.0-1.1%	1.6-1.8%	1.0-1.5%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RSUs granted (in thousands)	34	35	502	436
Grant date fair value	$149.78	$145.07	$136.44	$125.22
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.

As of June 30, 2017, compensation cost not yet recognized related to unvested share options and RSUs was $91.2 million and $110.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 2.8 years, respectively.

13. Income Taxes
Our income tax provision was $35.5 million and $64.7 million in the three and six months ended June 30, 2017, respectively, compared to $42.1 million and $74.5 million for the same periods in 2016. The effective tax rates were 25.1% and 25.2% in the three and six months ended June 30, 2017, respectively, compared to 26.9% and 28.1% for the same periods in 2016. The decrease in the effective tax rate for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to changes in income mix among the various jurisdictions in which we operate. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to changes in income mix among the various jurisdictions in which we operate and tax benefit associated with share-based compensation. The effective tax rates for the three and six months ended June 30, 2017 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 through 2016. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $43.7 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at June 30, 2017. We disagree with the proposed assessment and intend to contest it vigorously.

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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
VyxeosTM (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes.

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
In the three and six months ended June 30, 2017, our total net product sales increased by 3% and 7%, respectively, compared to the same periods in 2016, primarily due to an increase in Xyrem product sales. We expect total net product sales to increase in 2017 over 2016, primarily due to expected growth in sales of Xyrem and Defitelio, as well as sales of Vyxeos. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
Significant Developments Affecting Our Business
FDA Approval of Vyxeos. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We are in the process of launching Vyxeos in the U.S. Subject to the successful completion of product testing for compliance with the final specifications included in the approved NDA, we expect to begin shipping Vyxeos in August 2017.

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
For further discussion, see “—Challenges, Risks and Trends Related to Our Lead Marketed Products” below.
Other Significant Developments
Key recent developments in our research and development activities include the following:
On April 24, 2017, we announced positive top-line efficacy results from our Phase 3 clinical trial evaluating Xyrem in pediatric narcolepsy patients with cataplexy, followed by the presentation of full efficacy and safety results on June 6, 2017.
On April 26, 2017, we announced positive top-line efficacy results from our Phase 3 clinical trial evaluating JZP-110 in adult patients with excessive sleepiness, or ES, associated with narcolepsy, followed by our presentation on June 6, 2017 of full efficacy and safety results from this trial as well as from our two Phase 3 clinical trials evaluating JZP-110 in adult patients with ES associated with obstructive sleep apnea, or OSA. We also recently completed the interim data analysis in an ongoing open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110. We believe that we have all of the clinical data necessary to support our planned new drug application, or NDA, for JZP-110 in late 2017.
Continued Emphasis on Research and Development
During the six months ended June 30, 2017, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.

A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	ES in obstructive sleep apnea, or OSA	Top-line data from two Phase 3 trials received in first quarter of 2017; full data presented in second quarter of 2017; plan to submit an NDA to the FDA in late 2017
JZP-110	ES in narcolepsy	Top-line data from Phase 3 trial received in second quarter of 2017; full data presented in second quarter of 2017; plan to submit an NDA to the FDA in late 2017
JZP-110	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy
Top-line data from Phase 3 trial received in second quarter of 2017; full data presented in second quarter of 2017; expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in fourth quarter of 2017

JZP-507	EDS and cataplexy in narcolepsy	Expect to submit an NDA to the FDA by first quarter of 2018
JZP-258	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial being conducted in the European Union, or EU, and U.S. in first quarter of 2017; subject to results of trial, expect to submit an NDA to the FDA in 2019
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	High-risk AML
NDA approved by FDA on August 3, 2017 for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes; expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in fourth quarter of 2017

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
Phase 3 Clinical Trials.  JZP-110 is a late-stage investigational compound being developed for potential treatment of ES in patients with narcolepsy and ES in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We conducted two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In the second quarter of 2017, we presented positive efficacy results along with safety results from our two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In addition, we enrolled approximately 635 patients from our Phase 2 and Phase 3 clinical trials in an ongoing open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110, and we recently completed the interim data analysis in this trial. We believe that we have all of the clinical data necessary to support our planned submission of an NDA to the FDA in late 2017 to seek approval for JZP-110 in the treatment of ES associated with OSA and ES associated with narcolepsy.
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
Phase 3 Clinical Trial of Xyrem in Children and Adolescents. While in many patients narcolepsy can begin during childhood and adolescence, there has been limited information on the treatment of pediatric narcolepsy patients with Xyrem. We worked with the FDA and several leading specialists to design a clinical trial to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. In the fourth quarter of 2014, we initiated a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. In the second quarter of 2017, we presented positive efficacy results along with the safety results from this trial. We anticipate submitting an sNDA and pediatric written request report to the FDA in the fourth quarter of 2017.

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
In the hematology and oncology therapeutic area, we have the following ongoing and planned development activities:

•
Vyxeos. Vyxeos has received Orphan Drug Designation by both the FDA and the European Commission, or EC, for the treatment of AML. We expect to submit an MAA for Vyxeos to the EMA in the fourth quarter of 2017.

We are also assessing the potential for approval of Vyxeos in other countries and for development of Vyxeos in indications in addition to the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes.

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
Other Activities.  In July 2017, we obtained regulatory approval of defibrotide in Canada and expect to commercialize the product in Canada beginning in the third quarter of 2017. We are also evaluating the potential of defibrotide in additional post-HSCT complications, as well as investigating defibrotide’s potential utility in other serious, life-threatening conditions.
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
Challenges, Risks and Trends Related to Our Lead Marketed Products
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 76% and 75% of our net product sales for the three and six months ended June 30, 2017, respectively, and 75% of our net product sales for the year ended December 31, 2016. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on product development efforts relating to Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
Our future plans assume that sales of Xyrem will increase, although our plans assume a slower rate of increase than in recent years. While Xyrem product sales grew from 2015 to 2016 and from 2014 to 2015, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2017, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities;

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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, eight companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of these companies in the District Court and an additional lawsuit against the most recent ANDA filer, Ascent Pharmaceuticals, Inc., or Ascent, in the U.S. District Court for the Eastern District of New York, or EDNY. As described above, on April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward, granting West-Ward the right to sell the West-Ward AG Product commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. In the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. For a description of our settlement with West-Ward, see “Overview—Significant Developments Affecting Our Business” in this Part I, Item 2. Lawsuits with the remaining companies that have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem (other than the lawsuits against Ascent) have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, the trial in this consolidated case could occur as early as the first half of 2018. No trial dates have been set in the lawsuits against Ascent, which remain pending in the District Court and EDNY. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers.
In July 2016, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office issued final decisions that the claims of six patents listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, as covering the Xyrem REMS are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled, and we will not be able to enforce these patents. In March 2016, the PTAB partially instituted an inter partes review, or IPR, on three claims of a seventh REMS patent, declining to review 25 of 28 claims. The PTAB issued a final decision in March 2017 that the three claims they reviewed are unpatentable. We filed a notice of appeal of that decision on

May 18, 2017, and the Court of Appeals for the Federal Circuit has consolidated the appeal of the March 2017 decision with the pending appeals of the July 2016 decisions. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. The FDA stated that it did not need to reach the question of whether the DDI information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a DDI, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of, or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe, any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product. For a description of these matters, including risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
On January 17, 2017, the FDA announced approval of the West-Ward ANDA, and on January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, LLC, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm. West-Ward’s ANDA approval includes a waiver that permits West-Ward to use the generic sodium oxybate REMS on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. We were not involved in the development of the generic sodium oxybate REMS. We continue to evaluate potential challenges based on the FDA’s waiver of the requirement for a single, shared system REMS in connection with the approvals of the ANDAs, including whether the FDA’s waiver decision meets the conditions for such a waiver under applicable law. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
In connection with FDA approval of the current Xyrem REMS in February 2015, the FDA indicated that it intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the anticipated distribution of the West-Ward AG Product, the approval of the generic sodium oxybate REMS or otherwise, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. We also may face pressure to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to the Xyrem REMS or elements of the Xyrem REMS.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a decision by the District Court, or an appellate court, if applicable, in our ongoing patent litigation. However, notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward, Amneal, Ohm or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that the introduction of the competing product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in our ongoing litigation at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have,” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 13% of our net product sales for the three and six months ended June 30, 2017 and 14% for the year ended December 31, 2016. We seek to maintain and increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing and research and development activities.
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
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016, citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We expect to attend a meeting with PBL and the FDA in the third quarter of 2017 to discuss the warning letter. We cannot predict whether the FDA’s required remediation activities will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. We also cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so could result in the FDA refusing admission of Erwinaze in the U.S., as well as additional enforcement actions by the FDA and other regulatory entities. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our potential future maintenance and growth of the market for this product.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays and quality challenges, and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the second quarter of 2017 in the U.S. and certain other countries, and we expect additional supply disruptions of Erwinaze in the U.S. and other countries in 2017. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply disruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product, as further discussed in “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% and 9% of our net product sales for the three and six months ended June 30, 2017, respectively, and 7% of our net product sales for the year ended December 31, 2016. We began to commercialize Defitelio in certain European countries in 2014. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
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
Other Challenges and Risks
Vyxeos. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We are in the process of launching Vyxeos in the U.S. Commercial launch remains subject to the successful completion of product testing for compliance with the final specifications included in the approved NDA. In the event that our manufactured product does not comply with these specifications, our launch of Vyxeos would be delayed, which could have a material adverse effect on our business and results of operations.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to additional risks and uncertainties, including the risk factors set forth under the heading “Risks Related to Our Business” in Item II, Part 1A of this Quarterly Report on Form 10-Q. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Other. We anticipate that we will continue to face a number of other challenges and risks to our business and our ability to execute our strategy in 2017 and beyond. Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations.
Drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. Moreover, the Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular as to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. The FDA has recently stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Product sales, net	$389,655	$379,110	3%	$763,333	$713,026	7%
Royalties and contract revenues	4,731	2,051	131%	7,106	4,145	71%
Cost of product sales (excluding amortization of intangible assets)	28,672	23,980	20%	53,737	47,419	13%
Selling, general and administrative	132,328	122,618	8%	276,583	251,383	10%
Research and development	40,157	39,091	3%	85,085	70,343	21%
Acquired in-process research and development	2,000	—	N/A(1)	2,000	8,750	(77)%
Intangible asset amortization	26,186	26,737	(2)%	51,851	49,379	5%
Interest expense, net	18,294	12,121	51%	37,138	24,313	53%
Foreign exchange loss	5,427	—	N/A(1)	6,891	819	741%
Income tax provision	35,515	42,112	(16)%	64,675	74,451	(13)%
Equity in loss of investee	203	—	N/A(1)	364	—	N/A(1)
_____________________________

(1)	Comparison to prior period not meaningful.
Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Xyrem	$298,026	$280,968	6%	$570,352	$530,505	8%
Erwinaze/Erwinase	49,024	49,748	(1)%	100,412	100,921	(1)%
Defitelio/defibrotide	30,238	33,246	(9)%	66,138	51,143	29%
Prialt® (ziconotide) intrathecal infusion	5,656	8,073	(30)%	13,373	14,282	(6)%
Other	6,711	7,075	(5)%	13,058	16,175	(19)%
Product sales, net	389,655	379,110	3%	763,333	713,026	7%
Royalties and contract revenues	4,731	2,051	131%	7,106	4,145	71%
Total revenues	$394,386	$381,161	3%	$770,439	$717,171	7%
Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume.  A price increase was instituted in January 2017. Erwinaze product sales in the three and six months ended June 30, 2017 decreased slightly compared to product sales for the same periods in 2016 primarily due to lower sales volume, partially offset by a change in payer mix. The Erwinaze sales volume decrease was primarily driven by the impact of continuing supply challenges which disrupted our ability to supply certain markets. Defitelio/defibrotide product sales decreased in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to inventory stocking in 2016 following the launch of Defitelio in the U.S. and the impact of foreign exchange rates. Defitelio/defibrotide product sales increased in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the launch of Defitelio in the U.S. in April 2016 and, to a lesser extent, higher net sales outside the U.S. primarily due to higher sales volume. Prialt product sales decreased in the three months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease in sales volume. Prialt product sales for the six months ended June 30, 2017 decreased slightly compared to the same period in 2016. Other product sales decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to a decrease in sales of our psychiatry products due to generic competition. We expect total product sales will increase in 2017 over 2016, primarily due to anticipated growth in sales of Xyrem and Defitelio, as well as sales of Vyxeos.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues in 2017 to increase compared to 2016 primarily due to higher contract revenues from out-licensing agreements.

Cost of Product Sales
Cost of product sales increased in the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to an increase in net product sales. Gross margin as a percentage of net product sales was 92.6% and 93.0% in the three and six months ended June 30, 2017, respectively, compared to 93.7% and 93.3% for the same periods in 2016. The decrease in the gross margin percentage in the three and six months ended June 30, 2017 was primarily due to a change in product mix. We expect that our gross margin as a percentage of net product sales will not change materially in 2017 compared to 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in compensation-related expenses of $6.4 million driven by higher headcount and other expenses related to the expansion of our business, costs relating to our narcolepsy disease awareness campaign and expenses related to preparations for the U.S. launch of Vyxeos. Selling, general and administrative expenses increased in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in compensation-related expenses of $14.5 million driven by higher headcount and other expenses related to the expansion of our business, costs relating to our narcolepsy disease awareness campaign, expenses related to preparations for the U.S. launch of Vyxeos and an increase in legal fees and expenses. We expect selling, general and administrative expenses in 2017 to increase compared to 2016, primarily due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business and increases in expenses related to the U.S. launch of Vyxeos and our narcolepsy disease awareness campaign.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clinical studies and outside services	$18,757	$25,302	$41,688	$43,858
Personnel expenses	15,899	10,999	32,554	21,227
Other	5,501	2,790	10,843	5,258
Total	$40,157	$39,091	$85,085	$70,343

Research and development expenses increased by $1.1 million and $14.7 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to higher personnel costs. Personnel expenses increased by $4.9 million and $11.3 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily driven by increased headcount in support of our development programs. Clinical studies and outside services costs decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to lower clinical trial costs for JZP-110 studies for ES associated with OSA and with narcolepsy, partially offset by expenses with respect to regulatory activities related to Vyxeos and higher expenses for continued investments in sleep-related research and development programs.
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
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three and six months ended June 30, 2017 related to an upfront payment of $2.0 million to acquire licenses for technology that supports recombinant crisantaspase product development activities. Acquired IPR&D expense in the six months ended June 30, 2016 related to an upfront payment of $8.8 million in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase.
Intangible Asset Amortization
Intangible asset amortization for the three months ended June 30, 2017 was in line with the same period in 2016. Intangible asset amortization increased in the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the commencement of amortization of the Defitelio U.S. intangible asset upon FDA approval in March 2016, partially offset by the impact of foreign exchange rates on euro-denominated assets. We expect intangible asset amortization to increase in 2017 compared to 2016 as a result of the FDA’s approval of Vyxeos and commencement of amortization of the related intangible asset.
Interest Expense, Net
In July 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion, of which $1.0 billion was drawn to partially fund the Celator Acquisition, and a $750.0 million term loan facility. As of June 30, 2017, $500.0 million of revolving credit facility borrowings and $694.8 million principal amount of the term loan remained outstanding. Interest expense, net increased by $6.2 million and $12.8 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the increase in our average debt balance and higher interest rates in the 2017 periods. We expect interest expense will be higher in 2017 compared to 2016 primarily due to the increase in our average debt balance.
Foreign Exchange Loss
The foreign currency loss in the three and six months ended June 30, 2017 primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Income Tax Provision
Our income tax provision was $35.5 million and $64.7 million in the three and six months ended June 30, 2017, respectively, compared to $42.1 million and $74.5 million for the same periods in 2016. The effective tax rates were 25.1% and 25.2% in the three and six months ended June 30, 2017, respectively, compared to 26.9% and 28.1% for the same periods in 2016. The decrease in the effective tax rate for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to changes in income mix among the various jurisdictions in which we operate. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to changes in income mix among the various jurisdictions in which we operate and tax benefit associated with share-based compensation. The effective tax rates for the three and six months ended June 30, 2017 were higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, uncertain tax positions, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity.

Equity in Net Loss of Investee
Equity in net loss of investee relates to our share in the net loss of a company in which we have made an investment accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of June 30, 2017, we had cash, cash equivalents and investments of $319.2 million, borrowing availability under our revolving credit facility of $750.0 million and long-term debt principal balance of $1.8 billion. Our long-term debt included $694.8 million aggregate principal amount term loan, $500.0 million in outstanding borrowings under our revolving credit facility and $575.0 million principal amount of the 2021 Notes. We generated cash flows from operations of$299.6 million during the six months ended June 30, 2017, and we expect to continue to generate positive cash flows from operations during 2017.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other risk factors under the headings “Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition, results of operations and growth prospects,” “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem,” “The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem,” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. In the six months ended June 30, 2017, we spent a total of $30.9 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $134.10 per share.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$299,631	$278,668
Net cash used in investing activities	(33,725)	(218,262)
Net cash used in financing activities	(396,155)	(182,193)
Effect of exchange rates on cash and cash equivalents	3,499	968
Net decrease in cash and cash equivalents	$(126,750)	$(120,819)
Net cash provided by operating activities of $299.6 million for the six months ended June 30, 2017 related to net income of $192.1 million, adjusted for upfront payment for acquired IPR&D of $2.0 million and non-cash items of $102.0 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $3.6 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $278.7 million for the six months ended June 30, 2016 related to net income of $190.3 million, adjusted for upfront payment for acquired IPR&D of $8.8 million and non-cash items of $107.4 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by a net cash outflow of $27.8 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the six months ended June 30, 2017 primarily related to the acquisition of investments of $20.0 million and purchases of property and equipment of $11.7 million. Net cash used in investing activities for the six months ended June 30, 2016 primarily related to a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals, Inc. that was triggered by the FDA approval of Defitelio on March 30, 2016, purchase of investments of $53.5 million, an upfront payment of $8.8 million in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase and purchases of property and equipment of $6.0 million.
Net cash used in financing activities for the six months ended June 30, 2017 primarily related to repayment of borrowings under our revolving credit facility of $350.0 million, repurchase of ordinary shares under our share repurchase program of $30.9 million, repayment of our term loan principal of $18.0 million and payment of employee withholding taxes of $16.3 million related to share-based awards, partially offset by proceeds from employee equity incentive and purchase plans of $19.1 million. Net cash used in financing activities for the six months ended June 30, 2016 primarily related to repurchase of ordinary shares under our prior share repurchase program of $163.2 million, repayment of our term loan principal of $19.3 million and payment of employee withholding taxes of $14.3 million related to share-based awards, partially offset by proceeds from employee equity incentive and purchase plans of $14.6 million.
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
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $694.8 million principal amount was outstanding as of June 30, 2017. We used the proceeds of $1.0 billion of loans under the revolving credit facility, of which $500.0 million was outstanding as of June 30, 2017, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of June 30, 2017, and are currently, in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$694,805	$36,094	$117,305	$541,406	$—
Term loan - interest (2)	81,704	22,593	41,158	17,953	—
2021 Notes - principal	575,000	—	—	575,000	—
2021 Notes - interest (3)	48,516	10,781	21,563	16,172	—
Revolving credit facility - principal	500,000	—	—	500,000	—
Revolving credit facility - interest (2)	60,198	15,474	29,533	15,191	—
Revolving credit facility - commitment fee (4)	9,200	2,281	4,569	2,350	—
Commitment to equity method investees	28,900	5,900	14,000	9,000	—
Purchase obligations (5)	32,603	31,442	431	475	255
Operating and facility lease obligations (6)	135,287	17,069	27,320	21,708	69,190
Total	$2,166,213	$141,634	$255,879	$1,699,255	$69,445
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In July 2016, we entered into an agreement with Pfenex Inc., or Pfenex, under which Pfenex granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront, option and development milestone payments totaling $15.8 million and may be eligible to receive additional payments of up to $165 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $277 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of June 30, 2017. The interest rates for our term loan and revolving credit facility borrowings were 2.98% and 2.91%, respectively, as of June 30, 2017. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of June 30, 2017.

(3)	We used the fixed interest rate of 1.875% to estimate interest owed on the 2021 Notes as of June 30, 2017 until the final maturity date in August 2021.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $750.0 million as of June 30, 2017 to estimate commitment fees owed.

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

Except as set forth below, during the three and six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Swap Agreements and Interest Rate Risk. We are exposed to risks associated with changes in interest rates in connection with our term loan and borrowings under our revolving credit facility. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $694.8 million principal amount was outstanding as of June 30, 2017.

We used the proceeds of $1.0 billion of loans under the revolving credit facility, of which $500.0 million was outstanding as of June 30, 2017, together with cash on hand, to fund the Celator Acquisition. To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into interest rate swap agreements in March 2017 that are designated as cash flow hedges. The interest rate swap agreements have a notional amount of $300.0 million and are effective from March 3, 2017 through July 12, 2021 and convert the floating rate on a portion of our term loan to a fixed rate of 1.895%, plus the borrowing spread. The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 1%, interest expense for the remainder of 2017 would increase or decrease by $4.6 million, based on the unhedged portion of our outstanding variable rate borrowings.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional patents covering Xyrem have issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our method of administration patents relating to a drug-drug interaction, or DDI patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to a Paragraph III Certification.

On June 4, 2014, we received a notice of Paragraph IV Certification from Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 15, 2014, we filed a lawsuit against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that would infringe our patents. Since June 2014, we have received additional notices of Paragraph IV Certification from Ohm regarding newly issued patents for Xyrem listed in the Orange Book, and we have filed additional lawsuits against Ohm in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Ohm’s ANDA and seeking a permanent injunction to prevent Ohm from introducing a generic version of Xyrem that would infringe our patents. In May 2016, the Ohm litigation was settled as described below. In the first quarter of 2017, the FDA tentatively approved the ANDAs of Amneal and Ohm.
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
On June 14, 2017, we received a Paragraph IV Certification from Ascent Pharmaceuticals, Inc., or Ascent, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 27 2017, we filed lawsuits against Ascent in the District Court as well as in the U.S. District Court for the Eastern District of New York, where Ascent is incorporated, alleging that our patents covering Xyrem are infringed or will be infringed by Ascent’s ANDA and seeking a permanent injunction to prevent Ascent from introducing a generic version of Xyrem that would infringe our patents.
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

The settlements with Wockhardt and Ohm do not resolve the lawsuits against Amneal, Par, Teva, Lupin and Ascent, which are ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of the six REMS patents. In July 2016, the PTAB issued final decisions that the claims of these six patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims. In March 2017, the PTAB issued a final decision that the three claims that were reviewed by the PTAB are unpatentable. We have filed a notice of appeal of that decision on May 18, 2017, and the Court of Appeals for the Federal Circuit has consolidated the appeal of the March 2017 decision with the pending appeals of the July 2016 decisions.
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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 76% and 75% of our net product sales for the three and six months ended June 30, 2017, respectively, and 75% of our net product sales for the year ended December 31, 2016. Our future plans assume that sales of Xyrem will increase, although our plans assume a slower rate of increase than in recent years. While Xyrem product sales grew from 2015 to 2016, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2017, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities;

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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, eight companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. In addition, we are aware of a third party that has stated that it intends to file a new drug application, or NDA, to market a once nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court, and an additional lawsuit against the most recent ANDA filer, Ascent Pharmaceuticals, Inc., or Ascent, in the U.S. District Court of the Eastern District of New York, or EDNY. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its own generic sodium oxybate product as early as six months thereafter. Previously, in the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. Lawsuits with the remaining companies that have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem (other than the lawsuits against Ascent) have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, the trial in this consolidated case could occur as early as the first half of 2018. No trial dates have been set in the lawsuits against Ascent, which remain pending in the District Court and EDNY. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Certain ANDA filers had also filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to patents and patent claims that are the subject of certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six patents listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, as covering the Xyrem REMS are unpatentable. We filed a notice of appeal of these decisions on February 22, 2017. If the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, those claims will be canceled, and we will not be able to enforce those patents. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and issued a final decision in March 2017 that the three claims they reviewed are also unpatentable. We filed a notice of appeal of that decision on May 18, 2017, and the Court of Appeals for the Federal Circuit has consolidated the appeal of the March 2017 decision with the pending appeals of the July 2016 decisions. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
A substantial reduction in Xyrem net sales at the level required to accelerate West-Ward’s entry date under our settlement could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that substantially erodes Xyrem net sales prior to January 1, 2023. For example, in addition to any products we might develop, other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. In particular, Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel successfully develops, obtains FDA approval of and launches this product candidate, we expect that the launch of the approved product would compete with Xyrem and could result in a substantial reduction of Xyrem net sales, which could have the additional negative effect of potentially triggering acceleration of market entry of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product.
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
We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see the other risk factors under the heading “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and the risk factors under the headings “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
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
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the reference listed drug, or RLD, and (ii) the ANDA drug and the RLD shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and approve an ANDA with a separate REMS with differing but comparable aspects of ETASU if the FDA either determines that the burden of creating a single shared system outweighs its benefit, or if the ANDA applicant certifies that it has been unable to obtain a license to any aspects of the REMS for the RLD that are covered by a patent or a trade secret. The FDCA provides that the FDA may seek to negotiate a license between the ANDA applicant and the sponsor of the RLD before granting a waiver of the single shared system requirement. The FDCA further states that a REMS shall not be used by the NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market.
In January 2017, the FDA announced approval of the West-Ward ANDA and waived the shared REMS requirement. The FDA’s waiver of the shared REMS requirement permits West-Ward to use the generic sodium oxybate REMS on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. Our settlement agreement with West-Ward does not directly impact the FDA’s waiver of the single shared system REMS requirement or West-Ward’s or any other ANDA filer’s ability to develop and implement the generic sodium oxybate REMS for its generic sodium oxybate product. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
We may face pressure to modify the Xyrem REMS, or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS.
We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to the Xyrem REMS or elements of the Xyrem REMS.
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
The Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. The FDA has recently stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. It is possible that the FTC, the FDA, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation or the impact of any similar claims that may be made in the future.
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
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze and Defitelio, and we have made a significant investment in Vyxeos, which was recently approved by the FDA, and other product candidates that are currently not approved as marketed products in any jurisdiction.
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
Erwinaze represents an important part of our strategy to grow sales of our existing products. However, our ability to successfully and sustainably maintain or grow sales of Erwinaze is subject to a number of challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries if we decide to launch promotional efforts in those countries. Another significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. See the discussion regarding Erwinaze supply issues in the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
Defitelio
We made a significant investment in Defitelio in 2014, adding the product to our portfolio as a result of our acquisition of Gentium S.r.l, or Gentium, which we refer to as the Gentium Acquisition, and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We began to commercialize Defitelio in certain European countries in 2014. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.

Our ability to realize the anticipated benefits from this investment is subject to risks and uncertainties, including:

•
the continued acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the continued availability of adequate coverage and reimbursement by government programs and third party payors;

•
the limited experience of U.S. physicians in diagnosing and treating VOD, particularly in adults, and the possibility that physicians may not initiate or may delay initiation of treatment while waiting for VOD symptoms to improve, or terminate treatment before the end of the recommended dosing schedule;

•	our ability to successfully maintain or grow sales of Defitelio in Europe and other non-U.S. countries;

•	delays or problems in the supply or manufacture of the product;

•	the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD diagnosis);

•	our ability to meet the post-marketing commitments and requirements imposed by the FDA in connection with its approval of our NDA for Defitelio; and

•	our ability to obtain marketing approval in other countries and to develop the product for additional indications.
We are in the process of making pricing and reimbursement submissions with respect to Defitelio in certain European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. The process for obtaining pricing and reimbursement approvals is complex and can vary from country to country. We cannot predict the outcome of Defitelio’s initial pricing and reimbursement submissions or any subsequent reviews. If we experience unforeseen difficulties in obtaining or maintaining favorable pricing and reimbursement in EU and non-EU markets, anticipated revenue from Defitelio could be adversely affected. In addition, orphan products that have significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to ultimately obtain and maintain favorable pricing and reimbursement approvals in Europe. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We have developed estimates of anticipated pricing in the EU, which are based on our research and understanding of the product and target market. However, due to efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for Defitelio, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Defitelio. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio in the EU would be negatively affected. If we are unable to obtain and maintain favorable pricing and reimbursement approvals in European countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors.
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
Vyxeos
We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or Celator, which we refer to as the Celator Acquisition. Vyxeos is the first injectable fixed ratio, drug delivery combination oncology product based on the CombiPlex technology platform approved by the FDA and that we expect to be considered for approval by the EMA. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes. We are in the process of launching Vyxeos in the U.S. Subject to the successful completion of product testing for compliance with the final specifications included in the approved NDA, we expect to begin shipping Vyxeos in August 2017. In the event that our manufactured product does not comply with these specifications, our launch of Vyxeos would be delayed, which could have a material adverse effect on our business and results of operations.
We expect to submit a marketing authorization application, or MAA, for Vyxeos in Europe in the fourth quarter of 2017. We cannot predict whether we will be able to submit our MAA in a timely manner, if at all.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of additional risks and uncertainties, including:

•	our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar;

•
delays or problems in the supply or manufacture of the product, including the ability of the third parties upon which we rely to manufacture Vyxeos and its APIs to manufacture sufficient quantities in accordance with applicable specifications;

•	the need to establish pricing and reimbursement support for Vyxeos in the U.S. or in other countries;

•
the acceptance of Vyxeos in the U.S. and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•	the approval and use of new and novel compounds in AML that are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; and

•
the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly given the ongoing clinical trials by other companies with the same patient population.

Due to the lack of historical sales data from commercialization of Vyxeos, our Vyxeos sales will be difficult to predict from period to period. As a result, Vyxeos sales results or trends in any period may not necessarily be indicative of future performance. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. In the event that we are unable to comply with these or other post-marketing obligations imposed as part of the marketing approval for Vyxeos, our sales of and revenues from Vyxeos could be materially adversely affected, and our potential future maintenance and growth of the market for this product may be limited.

Product Candidates
In furtherance of our growth strategy, we have made significant investments in a number of product candidates. We recently announced positive efficacy results from our two Phase 3 clinical trials of JZP-110 in patients with excessive sleepiness, or ES, associated with obstructive sleep apnea, or OSA, and from our Phase 3 clinical trial of JZP-110 in patients with ES associated with narcolepsy. We are planning to submit an NDA to the FDA in late 2017 to seek approval for JZP-110 in the treatment of ES associated with OSA and ES associated with narcolepsy. We cannot predict whether we will be able to submit our NDA in a timely manner, if at all. If we are able to submit our NDA, we cannot predict whether our NDA will be approved by the FDA in a timely manner, if at all. It is possible that the FDA may ask an advisory committee, which provides the FDA with independent expert advice and recommendations, to review our NDA. The advisory committee may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend narrower or more restricted labeling than we may propose.
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
If we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We received FDA approval of our manufacturing and development facility in Athlone, Ireland in June 2016, and we commenced commercial operations at this facility in the third quarter of 2016. We are using this facility for the manufacture of Xyrem and development-stage products, including JZP-507 and JZP-258. However, other than our Athlone facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates or their APIs, or packaging capability. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
Siegfried USA, LLC and its affiliates, or Siegfried, have been our sole supplier of sodium oxybate, the API for Xyrem, since 2012. Siegfried supplies sodium oxybate to our U.S.-based manufacturer of Xyrem and, through a Siegfried affiliate in Europe, to our Athlone facility. We expect that Siegfried will continue to be our sole supplier of sodium oxybate for the foreseeable future, and we cannot assure you that Siegfried can or will continue to supply on a timely basis, or at all, sufficient quantities of API to enable the manufacture of the quantities of Xyrem that we need. Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, is our sole U.S.-based manufacturer and supplier of Xyrem. Although we have commenced manufacturing of Xyrem in our Athlone facility, we expect to rely on Patheon as our U.S.-based supplier of Xyrem for the foreseeable future, and we cannot assure you that Patheon can or will continue to supply on a timely basis, or at all, the quantities of Xyrem that we need from Patheon.
Sodium oxybate is a Schedule I controlled substance in the U.S. The DEA limits the quantity of Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required to manufacture and procure sodium oxybate in the U.S. Accordingly, we require DEA quotas for Siegfried in the U.S. to manufacture sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas, as well as any additional DEA quotas necessary if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. The need for quotas has prevented us in the past, and may prevent us in the future, from building significant inventories. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, we and our third party suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
Erwinaze is licensed from and manufactured for us by a single source, PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In March 2016, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL that included observations related to a range of operational systems and processes. In April 2016 and September 2016, PBL responded to the FDA Form 483 with its plan, including required remediation activities, to address the observations, and subsequently provided additional information in response to another FDA request. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483, citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We expect to attend a meeting with PBL and the FDA in the third quarter of 2017 to discuss the warning letter. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In the United Kingdom, or UK, where PBL’s manufacturing facilities are located, PBL is subject to similar inspections conducted by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA. Inability to comply with regulatory requirements of the FDA, the MHRA or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorization could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in: enforcement actions by the FDA, MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters); the approval of the FDA or other competent authorities being suspended, varied, or revoked; product release being delayed or suspended; or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our potential future maintenance and growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us or a delay in supply and may decrease any profit we would otherwise achieve with Erwinaze.

Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result, in disruptions in our ability to supply certain markets, from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the second quarter of 2017 in the U.S. and certain other countries, and we expect additional supply disruptions of Erwinaze in the U.S. and other countries in 2017. We cannot predict whether the required remediation activities in connection with the January 2017 warning letter will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
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
Vyxeos is manufactured using Celator’s CombiPlex technology. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter successfully manufactured batches that were used in Celator’s completed Phase 3 clinical trial for Vyxeos, but Baxter has since experienced batch failures due to mechanical, component and other issues. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If Baxter does not deliver sufficient quantities of Vyxeos in accordance with applicable specifications on a timely basis, whether due to batch failures or other delays, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect could be materially and adversely affected. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
In addition, while the APIs in Vyxeos, daunorubicin and cytarabine, are available from a number of suppliers, certain suppliers have received warning letters from the FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to the FDA. If the FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect could be materially and adversely affected.

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
Failure by us or our third party suppliers to comply with regulatory requirements could adversely affect our or their ability to supply products or ingredients. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with applicable cGMP requirements. DEA regulations also govern U.S. facilities where controlled substances such as sodium oxybate are manufactured. Our manufacturing facilities and manufacturing facilities of our suppliers have been and are subject to periodic unannounced inspection by the FDA, the EMA, the DEA, the Italian Health Authority and other regulatory authorities, including state authorities and similar authorities in other jurisdictions, to confirm compliance with cGMP and other requirements. We and our third party suppliers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible legal or regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need. Moreover, our or our third party suppliers’ facilities could be damaged by fire, flood, earthquake, power loss, telecommunication and information system failure, terrorism or similar events. Any of these events could cause a delay or interruption in manufacturing and potentially a supply shortage of our products, which could negatively impact our anticipated revenues.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,110 as of August 2017. This includes employees in 14 countries in

North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, in June 2016, eligible members of the electorate in the UK decided by referendum to leave the EU. On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part II, Item 1A.
The commercial success of our products depends upon their market acceptance by physicians, patients, third party payors and the medical community.
If physicians do not prescribe our products, we cannot generate the revenues we anticipate from product sales. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

•
the clinical indications for which a product is approved and any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry requirements or labeling restrictions;

•	the prevalence of the disease or condition for which the product is approved and its diagnosis;

•	the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;

•	physicians’ decisions relating to treatment practices based on availability of product inventory, particularly with respect to Erwinaze;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	with respect to Xyrem, physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	the conditions for reimbursement required by, and appropriate pricing and availability of reimbursement from, third party payors; and

•	the availability of financial or other assistance for patients who are uninsured or underinsured.

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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products or product candidates or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. We may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including if:

•	we are unable to obtain and maintain adequate funding to complete the development of, obtain regulatory approval for and commercialize an acquired product candidate;

•	a product candidate proves not to be safe or effective in later clinical trials;

•	a product fails to reach its forecasted commercial potential as a result of pricing pressures or for any other reason;

•	we experience negative publicity regarding actual or potential future price increases for that product or otherwise; or

•	the integration of a product or product candidate gives rise to unforeseen difficulties and expenditures.
Any failure to identify and manage these risks and uncertainties effectively would have a material adverse effect on our business.
For example, in July 2016 we made a substantial investment in Celator through the Celator Acquisition. The aggregate consideration for the Celator Acquisition was $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. The FDA approved our NDA for Vyxeos in the U.S. on August 3, 2017, and we plan to make a regulatory submission in Europe in the fourth quarter of 2017. If we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, or if sales of Vyxeos in the U.S. and in Europe following regulatory approval do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
If any of these or other factors impair our ability to integrate or otherwise manage an acquired business efficiently and successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. Resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our ordinary shares and could otherwise distract us from the execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures during and after integration of an acquired business could also impact our ability to produce timely and accurate financial statements.
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
Although we received positive results from our two Phase 3 clinical trials of JZP-110 in patients with ES associated with OSA and our Phase 3 clinical trial of JZP-110 in patients with ES associated with narcolepsy, if we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-110, in which event we would not receive any return on our investment.
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

•
delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, also known as an ethics committee in Europe, to conduct a clinical trial at a prospective study site;

•	delays or failures in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA and other regulatory agencies’ requirements, commonly referred to as good clinical practices;

•	unforeseen safety issues, including negative results from ongoing preclinical studies and clinical trials and adverse events associated with product candidates;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	difficulty identifying or enrolling eligible patients, in some cases based on the number of clinical trials with enrollment criteria targeting the same patient population;

•	failure of our third party clinical trial managers to satisfactorily perform their contractual duties, comply with regulations or meet expected deadlines; or

•	insufficient funds to complete the trials.
We rely on third parties to conduct our clinical trials, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
We rely on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties, and, as a result, they may not treat our clinical studies as a high priority, or in the manner in which we would prefer, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and non-U.S. regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure, or the failure of our product suppliers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S. or, to our knowledge, subject to a pending application for such approval, the receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
The FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. In addition, in connection with our settlement agreement with West-Ward in April 2017, we granted West-Ward the right to sell the West-Ward AG Product commencing on January 1, 2023, or earlier under certain circumstances, and granted West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel successfully develops, obtains FDA approval of and launches this product candidate, we expect that the launch of the approved product would compete with Xyrem and could result in a substantial reduction of Xyrem net sales, which could have the additional negative effect of potentially triggering acceleration of market entry of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product.
We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
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

With respect to Vyxeos, AML, a cancer indication for which we have begun to commercialize Vyxeos, has established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  There are existing options for the treatment of newly-diagnosed AML patients who can tolerate chemotherapy, such as cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products that have been recently approved by the FDA or are in development for use as treatment options for AML patients, such as targeted agents (FLT-3, IDH-1, IDH-2, CD-33, CAR T‑cell). Some of the patient populations being studied for, or treated by, these products overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.  The existence of established treatment options and the development of competing products for the treatment of newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes could negatively impact our ability to successfully commercialize Vyxeos and achieve the level of sales we expect, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs, including in connection with the FDA’s recent approval and tentative approvals of generic versions of Xyrem, and the potential launch of such generic versions of Xyrem and/or the West-Ward AG Product. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the U.S. allows for, and in some instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective. For more information, see the risk factor under the heading “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” in this Part II, Item 1A.
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
On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. The procedure involves a two-year negotiation period in which the UK and the EU must conclude an agreement setting out the terms of the UK's withdrawal and the arrangements for the UK's future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council in agreement with the UK.
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
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. Notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward, Amneal, Ohm or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that any such generic version of Xyrem or sodium oxybate product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreement with West-Ward, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part II, Item 1A.
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
Our research and development collaborators may have rights to publish data and other information to which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. While the ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to contractual limitations, these contractual provisions may be insufficient or inadequate to protect our trade secrets and may impair our patent rights. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our innovations and other confidential information, then our ability to obtain patent protection or protect our proprietary information may be jeopardized. Moreover, a dispute may arise with our business partners over the ownership of rights to jointly developed intellectual property. Such disputes, if not successfully resolved, could lead to a loss of rights and possibly prevent us from pursuing certain new products or product candidates.

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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court, or to argue in front of an administrative agency, to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreement with West-Ward, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
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
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable; as a result, if the United States Court of Appeals for the Federal Circuit upholds those decisions on appeal, these claims will be canceled. We have filed notices of appeal with respect to these IPR decisions to the United States Court of Appeals for the Federal Circuit. In September 2015, certain of the ANDA filers filed a petition for IPR with respect to the validity of an additional REMS patent. In March 2016, the PTAB partially instituted an IPR on a seventh REMS patent, declining to review 25 of 28 claims. In March 2017, the PTAB issued a final decision that the remaining three claims of the additional REMS patent are unpatentable. We filed a notice of appeal of that decision on May 18, 2017, and the Court of Appeals for the Federal Circuit has consolidated the appeal of the March 2017 decision with the pending appeals of the July 2016 decisions. For a description of these matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
An approved drug product or drug candidate that has not yet been approved by the FDA or equivalent authorities in other countries may be subject to scheduling as a controlled substance under the U.S. Controlled Substances Act, or CSA, depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, or equivalent legislation in other countries, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the U.S. Department of Health and Human Services, or HHS. We expect that JZP-110 will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of JZP-110 may be subject to a significant degree of regulation by the DEA.
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
A significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, and for that reason, the UK’s 2016 referendum regarding withdrawal from the EU could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates, as there is significant uncertainty concerning the future relationship between the UK and the EU. This includes the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal could result in significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant is established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the mutual recognition or decentralized procedures in which an EU member state other than the UK was the reference member state may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure would not, in the future, include the UK. In these circumstances, an authorization granted by the UK’s competent authorities would be required to place medicinal products on the UK market.
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
Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the excise tax on generous employer-based health insurance plans. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.
Moreover, legislative changes to or regulatory changes under the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. The nature and extent of any legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time, particularly given the introduction of the American Health Care Act of 2017, or AHCA, which would repeal and replace key portions of the Healthcare Reform Act. The AHCA was passed by the U.S. House of Representatives but has not been passed by the U.S. Senate. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.
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
To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for Xyrem and certain other products. Additionally, we make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. Co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. In addition, in November 2013, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General, or OIG, of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, including Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
Patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate.  In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of foundation support for our patients who need assistance. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.
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
If we receive regulatory approvals to sell our products, the FDA, the EC, the competent authorities of the EU member states and other non-U.S. regulatory authorities where our products are approved may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval clinical studies or trials. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of problems with any of our products in the U.S., the EU or elsewhere in the world or at our third party suppliers’ facilities, a regulatory agency may impose restrictions on our products, our suppliers, our other partners or us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits. For example, in April 2015, Medtronic Inc., or Medtronic, announced a consent decree with the FDA related to Medtronic’s SynchroMed® II implantable infusion pump systems. Our product Prialt is approved for administration to patients via that pump. While the Medtronic consent decree does not impact existing patients with the pump, physicians who want to implant the pump in new patients are required to complete a certification process to document medical necessity. While the approved indication for Prialt is one of the conditions eligible to support a showing of medical necessity provided by the consent decree, we cannot predict the impact of this new certification requirement on sales of Prialt.
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
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, and the FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct the Defitelio post-marketing trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. Additionally, the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Vyxeos in August 2017, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. If we fail to complete any of these post-marketing obligations for Defitelio or Vyxeos, including our failure to satisfactorily complete post-marketing studies and trials, the ongoing validity of the marketing authorizations may be called into question, our sales of and revenues from Defitelio and Vyxeos could be materially adversely affected and our potential future maintenance and growth of the markets for these products may be limited.

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
In addition, the DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried in the U.S. to manufacture sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3) organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies or offices. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support (including organizations that provide assistance to narcolepsy and chronic pain patients), negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, Xyrem and Prialt and/or reduce coverage of Xyrem and Prialt, including by federal health care programs and state health care programs. Any settlement with the U.S. Attorney’s Office could result in substantial payments, and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
The privacy and data security landscape is still in flux. In September 2016, the Irish privacy advocacy group, Digital Rights Ireland, brought an action for annulment of the EC decision on the adequacy of Privacy Shield, Case T-670/16, which is pending before the European Court of Justice. In October 2016, a further action for annulment was brought by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case, Case T-738/16, is also currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the EU to entities in the U.S. under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.
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
Several aspects of our business may subject us to antitrust scrutiny by the FTC or to civil litigation alleging violation of the antitrust laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. The FDA has recently stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. It is possible that the FTC, the FDA, other governmental authorities or others could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2), from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. Another area of potential antitrust scrutiny relates to the settlement of patent litigation with potential generic competitors. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. The FTC has publicly stated that, in its view, certain brand-generic settlement agreements violate the antitrust laws and has brought actions against certain brand and generic companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, including our April 2017 settlement with West-Ward, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. In August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program to resolve claims by covered entities that they have been overcharged by manufacturers and claims by manufacturers of program violations by covered entities.  It is unclear when or whether the regulation will be released in final form under the Trump Administration.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until October 1, 2017. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Additionally, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
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

Third party payors’ practices may affect the conditions required for reimbursement and the availability of reimbursement for our products, including Xyrem, Defitelio and Vyxeos. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the U.S. or elsewhere were to deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. This risk is particularly significant with respect to Xyrem, Defitelio and Vyxeos, in part due to payor sensitivity to the price of these products. Third party payors often require prior authorization for, require reauthorization for continuation of, or refuse to provide reimbursement for our products, and others may do so in the future. As a result of such practices, patients may not be able to obtain prescribed medications due to an inability to afford the medication. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem, which may have a material effect on the overall level of reimbursement coverage for Xyrem. In addition, increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. Further, increasing consolidation among third party payors has led to fewer and larger third party payors with increased negotiating power. In particular, a small number of third party payors cover a significant portion of Xyrem patients. We have experienced and expect to continue to experience increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem. If we are unsuccessful in maintaining reimbursement for our products in a timely manner and at acceptable levels, if reimbursement for our products by third party payors is subject to restrictive pricing terms or overly restrictive reimbursement conditions, or if third party payors limit the indications for which our products will be reimbursed or refuse to provide reimbursement, the level of reimbursement for our products would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We began to commercialize Defitelio in certain European countries in 2014. We are in the process of making pricing and reimbursement submissions with respect to Defitelio in those European countries where Defitelio is not yet launched, including in countries where pricing and reimbursement approvals are required for launch. We cannot predict the timing or outcome of Defitelio’s launch in countries where we are engaged in pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected countries would be delayed, or, if we are unable to ultimately obtain or maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We are in the process of launching Vyxeos in the U.S. Our ability to commercialize Defitelio and Vyxeos successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
We expect to experience pricing pressure in the U.S. in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We have periodically increased the price of Xyrem, most recently in July 2017, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments (particularly in the event a generic version with a lower price than Xyrem is introduced) will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue.
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
As of June 30, 2017, we had total indebtedness of approximately $1.8 billion, which included $694.8 million in outstanding term loan indebtedness and $500.0 million in outstanding revolving credit borrowings under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, and $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014.
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
The amended credit agreement provides for a $750.0 million principal amount term loan due in July 2021 and a $1.25 billion revolving credit facility, with loans under such revolving credit facility due in July 2021, subject to early mandatory repayments under certain circumstances. The amended credit agreement contains various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:

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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., the Gentium Acquisition and the Celator Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We also intend to continue to invest in our commercial operations in an effort to grow sales of our current and potential future products. Our ongoing capital requirements will depend on many factors, including many of those discussed above, such as:

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
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $43.7 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at June 30, 2017. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. In April 2016, the IRS issued temporary regulations under Section 7874 reflecting guidance that the IRS previously announced in notices dated September 2014 and November 2015, as well as additional rules. In January 2017, the IRS issued final and temporary regulations under Section 7874 making further revisions to the prior guidance. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in this Part II, Item 1A.
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
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the Code or the Treasury Regulations or other IRS guidance promulgated thereunder, including under Section 7874 of the Code, could adversely affect our status as a foreign corporation for U.S. federal tax purposes or could otherwise affect our effective tax rate, and any such changes could have prospective or retroactive application. Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. This legislation, if passed, could adversely affect us. In addition, the Trump Administration and many members of the U.S. Congress have called for comprehensive tax reform and have stated that U.S. tax reform should be a priority. Although it is not possible to determine the impact of any tax reform on us, tax reform, if enacted, could adversely affect our effective tax rate and our results of operations and financial condition.
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
Our intangible assets and goodwill are significant. As of June 30, 2017, we had recorded $4.0 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.
We have significant operations in Europe as well as in the U.S., but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposure relates to our subsidiaries that have functional currencies denominated in the euro. Exchange rates between the U.S. dollar and the euro have fluctuated and are likely to continue to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio and Erwinase product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. In this regard, when the U.S. dollar strengthens against a foreign currency, the relative value of sales made in the foreign currency decreases. Conversely, when the U.S. dollar weakens against a foreign currency, the relative value of such sales increases. Accordingly, increases in the value of the U.S. dollar relative to foreign currencies, primarily the euro, could adversely affect our foreign revenues, perhaps significantly. In addition, as we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, which could increase our foreign currency exchange risk. Given the volatility of exchange rates, as well as our expanding operations, we cannot assure you that we will be able to effectively manage currency transaction and/or translation risks. We use foreign exchange forward contracts to manage currency risk primarily related to certain intercompany balances denominated in non-functional currencies. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $162.01 on April 27, 2017 and a low of $96.74 on November 3, 2016 during the period from December 31, 2015 through June 30, 2017. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
Our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our ordinary shares could decline. Our ability to meet analysts’ forecasts, investors’

expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of Xyrem and Defitelio and to successfully commercialize Vyxeos in the U.S. In addition, we will need to minimize future supply disruptions of Erwinaze in order to meet revenue expectations for Erwinaze. The risks and uncertainties associated with our ability to maintain or increase sales of Xyrem, Erwinaze and Defitelio and to successfully commercialize Vyxeos include those discussed elsewhere in these risk factors. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of July 31, 2017, we had 60,064,963 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of our 2021 Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0% of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the U.S., an exemption from this stamp duty is available to transfers by shareholders who hold our ordinary shares beneficially through brokers which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by or to a record holder who holds our ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Irish Companies Act 2014 or any other applicable law permits, may, or may provide that a subsidiary of ours will, pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of our ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of our subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or our subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2017	—	$—	—	$267,631,573
May 1 - May 31, 2017	37,000	$151.42	37,000	$262,029,855
June 1 - June 30, 2017	75,000	$151.47	75,000	$250,671,385
Total	112,000	$151.45	112,000
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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
Results of Matters Presented at the 2017 Annual General Meeting of Shareholders
On August 3, 2017, we held our 2017 annual general meeting of shareholders, or the annual meeting, at our corporate headquarters in Dublin, Ireland. At the annual meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 20, 2017, or the Proxy Statement. The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 54,252,175 of the 60,090,955 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect each of the three nominees for director to a three-year term as a Class III director of the company to serve until our 2020 annual general meeting of shareholders and until his or her successor is elected and qualified. Each of the three nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Bruce C. Cozadd	40,149,265	9,988,616	524,152	3,590,142
Heather Ann McSharry	41,057,129	9,325,703	279,201	3,590,142
Rick E Winningham	40,198,037	10,218,742	245,254	3,590,142
Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as the independent auditors of the company for the fiscal year ending December 31, 2017 and to authorize, in a binding vote, the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
53,570,010	438,562	243,603	—
Proposal 3
Proposal 3 was to approve, on an advisory basis, the compensation of the company’s named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
47,021,562	3,387,579	252,892	3,590,142
Proposal 4
Proposal 4 was to authorize the company and/or any subsidiary of the company to make open market purchases of the company’s ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
50,117,075	199,651	345,307	3,590,142

Item 6.	Exhibits

Exhibit Number	Description of Document
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

10.1#
Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC.

10.2#	Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: August 8, 2017

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

10.1#
Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC.

10.2#	Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.