Form 10-Q
period 2017-09-30
Jazz Pharmaceuticals plc
filed 2017-11-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2017, 59,950,496 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$252,615	$365,963
Investments	200,000	60,000
Accounts receivable, net of allowances	258,616	234,244
Inventories	41,344	34,051
Prepaid expenses	29,249	24,501
Other current assets	49,120	29,310
Total current assets	830,944	748,069
Property and equipment, net	159,386	107,490
Intangible assets, net	3,019,035	3,012,001
Goodwill	941,428	893,810
Deferred tax assets, net, non-current	23,662	15,060
Deferred financing costs	8,149	9,737
Other non-current assets	16,420	14,060
Total assets	$4,999,024	$4,800,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,972	$22,415
Accrued liabilities	179,890	193,268
Current portion of long-term debt	36,094	36,094
Income taxes payable	13,603	4,506
Deferred revenue	8,618	1,123
Total current liabilities	268,177	257,406
Deferred revenue, non-current	18,270	2,601
Long-term debt, less current portion	1,543,819	1,993,531
Deferred tax liability, net, non-current	540,964	556,733
Other non-current liabilities	158,497	112,617
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	1,899,628	1,665,232
Accumulated other comprehensive loss	(158,987)	(317,333)
Retained earnings	728,123	528,907
Total shareholders’ equity	2,469,297	1,877,339
Total liabilities and shareholders’ equity	$4,999,024	$4,800,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$407,971	$371,621	$1,171,304	$1,084,647
Royalties and contract revenues	3,884	2,560	10,990	6,705
Total revenues	411,855	374,181	1,182,294	1,091,352
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	31,203	24,311	84,940	71,730
Selling, general and administrative	124,523	124,368	401,106	375,751
Research and development	47,362	47,796	132,447	118,139
Acquired in-process research and development	75,000	15,000	77,000	23,750
Intangible asset amortization	47,313	26,453	99,164	75,832
Total operating expenses	325,401	237,928	794,657	665,202
Income from operations	86,454	136,253	387,637	426,150
Interest expense, net	(19,192)	(18,498)	(56,330)	(42,811)
Foreign exchange loss	(2,224)	(749)	(9,115)	(1,568)
Loss on extinguishment and modification of debt	—	(638)	—	(638)
Income before income tax provision and equity in loss of investees	65,038	116,368	322,192	381,133
Income tax provision	1,239	26,437	65,914	100,888
Equity in loss of investees	273	103	637	103
Net income	$63,526	$89,828	$255,641	$280,142

Net income per ordinary share:
Basic	$1.06	$1.49	$4.26	$4.62
Diluted	$1.03	$1.45	$4.17	$4.51
Weighted-average ordinary shares used in per share calculations - basic	60,108	60,437	60,030	60,692
Weighted-average ordinary shares used in per share calculations - diluted	61,436	61,795	61,360	62,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$63,526	$89,828	$255,641	$280,142
Other comprehensive income (loss):
Foreign currency translation adjustments	50,870	14,612	159,302	32,096
Unrealized loss on hedging activities, net of tax benefit (expense) of $(56), $0, $137 and $0, respectively	392	—	(956)	—
Other comprehensive income	51,262	14,612	158,346	32,096
Total comprehensive income	$114,788	$104,440	$413,987	$312,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$255,641	$280,142
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	99,164	75,832
Share-based compensation	79,579	74,490
Depreciation	9,288	8,165
Acquired in-process research and development	77,000	23,750
Loss on disposal of property and equipment	360	3
Deferred income taxes	(53,359)	(29,273)
Provision for losses on accounts receivable and inventory	1,825	1,764
Loss on extinguishment and modification of debt	—	638
Amortization of debt discount and deferred financing costs	19,234	16,418
Other non-cash transactions	14,480	1,460
Changes in assets and liabilities:
Accounts receivable	(22,273)	(28,274)
Inventories	(7,132)	(14,117)
Prepaid expenses and other current assets	(10,590)	(8,512)
Other long-term assets	(1,825)	297
Accounts payable	6,130	(4,288)
Accrued liabilities	(23,583)	(7,792)
Income taxes payable	8,495	3,323
Deferred revenue	23,163	(682)
Other non-current liabilities	12,931	18,352
Net cash provided by operating activities	488,528	411,696
Investing activities
Purchases of property and equipment	(20,072)	(8,410)
Acquisitions, net of cash acquired	—	(1,502,443)
Acquired in-process research and development	(77,000)	(23,750)
Acquisition of investments	(290,000)	(75,904)
Proceeds from maturity of investments	150,000	11,211
Acquisition of intangible assets	—	(150,000)
Net cash used in investing activities	(237,072)	(1,749,296)
Financing activities
Net proceeds from issuance of debt	559,484	994,777
Proceeds from employee equity incentive and purchase plans	22,793	17,951
Repayments of long-term debt	(27,070)	(19,282)
Payment of employee withholding taxes related to share-based awards	(17,909)	(20,595)
Share repurchases	(56,425)	(259,819)
Repayments under revolving credit facility	(850,000)	—
Net cash provided by (used in) financing activities	(369,127)	713,032
Effect of exchange rates on cash and cash equivalents	4,323	2,350
Net decrease in cash and cash equivalents	(113,348)	(622,218)
Cash and cash equivalents, at beginning of period	365,963	988,785
Cash and cash equivalents, at end of period	$252,615	$366,567

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, for any other interim period or for any future period.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.

Significant Risks and Uncertainties
Our financial results remain significantly influenced by sales of Xyrem. In the three and nine months ended September 30, 2017, net product sales of Xyrem were $303.9 million and $874.2 million, respectively, which represented 74% and 75% of total net product sales, respectively. Our ability to maintain or increase product sales of Xyrem is subject to risks and uncertainties, including the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain companies that had filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem or on terms that are different from those contemplated by the settlements; the potential U.S. introduction of an alternative product to Xyrem for treating cataplexy and/or EDS in narcolepsy; changes to, increases in or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS; any increase in pricing pressure from, or restrictions on reimbursement imposed by, third party payors; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities; operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA; any supply or manufacturing problems, including any problems with our sole source provider of the active pharmaceutical ingredient for Xyrem; continued acceptance of Xyrem by physicians and patients, even in the face of negative publicity that surfaces from time to time; changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and our U.S.-based sodium oxybate and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, eight companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court, and an additional lawsuit against the most recent ANDA filer, Ascent Pharmaceuticals, Inc., or Ascent, in the U.S. District Court for the Eastern District of New York, or EDNY, where Ascent is incorporated. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. In the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. In addition, on August 22, 2017, we settled all lawsuits with Ascent, granting Ascent a license to manufacture, market and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. For a description of our settlements with West-Ward and three of the other ANDA filers, see “Overview—Challenges, Risks and Trends Related to Our Lead Marketed Products” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Lawsuits with the remaining non-settling ANDA filers have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, discovery is scheduled to conclude in the second quarter of 2018, and the trial in this consolidated case could occur as early as mid-2018. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers.
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
On January 17, 2017, the FDA announced approval of the West-Ward ANDA, and on January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, LLC, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm. West-Ward’s ANDA approval includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or new drug applications, or NDAs, for sodium oxybate products. We were not involved in the development of the generic sodium oxybate REMS. We continue to evaluate potential challenges based on the FDA’s waiver of the requirement for a single, shared system REMS in connection with the approvals of the ANDAs, including whether the FDA’s waiver decision meets the conditions for such a waiver under applicable law. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a decision by the District Court, or an appellate court, if applicable, in our ongoing patent litigation. However, notwithstanding our patents, and settlement agreements licensing those patents as of future dates, it is possible that West-Ward, Amneal, Ohm or any other company that receives FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce a generic version of Xyrem or other sodium oxybate product before the entry dates specified in our settlement agreements or before our patents expire, including if it is determined that the introduction of the competing product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if a non-settling ANDA filer that has received approval for its product decides, before applicable ongoing patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in our ongoing litigation at trial or on appeal, we cannot guarantee that the court will grant an injunction that prevents the ANDA filers from marketing their generic versions of Xyrem. Instead the court may order an ANDA filer that is found to infringe to pay damages in the form of lost profits or a reasonable royalty, which could be significant. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have,” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
We may face pressure to modify the Xyrem REMS, or license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to the Xyrem REMS or elements of the Xyrem REMS. For more information, see the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. The FDA stated that it did not need to reach the question of whether the DDI information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a DDI, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of, or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe, any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product. For a further discussion of risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
We may also face competition from companies with other sodium oxybate products. For example, we are aware of a third party that has stated that it intends to file an NDA to market a once nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. We are also aware of a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently announced that it expects to establish an expanded access program for the product in early 2018 and submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. See the risk factor under the heading “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In the three and nine months ended September 30, 2017, net product sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were $49.2 million and $149.6 million, respectively, which represented 12% and 13% of total net product sales, respectively. We seek to increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing activities.
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
Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483 issued to PBL in March 2016, citing significant violations of current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for active pharmaceutical ingredients, or APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We attended a meeting with PBL and the FDA in the third quarter of 2017 to discuss the warning letter, and PBL continues to address the issues identified by the FDA in the warning letter. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.

In addition, a significant challenge to our ability to maintain current sales levels and to increase sales is our need to avoid supply disruptions of Erwinaze due to capacity constraints, production delays, quality or regulatory challenges or other manufacturing difficulties. The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays and quality challenges, and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time through the remainder of 2017 and into 2018, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the third quarter of 2017 in the U.S. and certain other countries. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply disruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product.
Our ability to successfully and sustainably grow sales of Erwinaze is subject to a number of other risks and uncertainties, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population, our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise, in certain additional countries if we decide to launch promotional efforts in those countries, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In the three and nine months ended September 30, 2017, net product sales of Defitelio/defibrotide represented 8% of total net product sales for both periods. We acquired this product in January 2014 in connection with our acquisition of Gentium S.r.l., or Gentium, which we refer to as the Gentium Acquisition, and secured worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We began to commercialize Defitelio in certain European countries in 2014. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of periodic pricing and reimbursement reviews across Europe. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected.
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
In addition, we made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals Inc., or Celator, in July 2016, or the Celator Acquisition. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We launched and began shipping Vyxeos in the U.S. in August 2017, and the launch is at an early stage. We submitted a marketing authorization application for Vyxeos to the European Medicines Agency in the fourth quarter of 2017. Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to additional risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; delays or problems in the supply or manufacture of the product, including the ability of the third parties upon which we rely to manufacture Vyxeos and its APIs to manufacture sufficient quantities in accordance with applicable specifications; the need to establish pricing and reimbursement support for Vyxeos in the U.S. and in other countries; the acceptance of Vyxeos in the U.S. and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors; the approval and use of new and novel compounds in AML that are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; and the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly given the ongoing clinical trials by other companies with the same patient population, as well as those other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, our anticipated revenue from Vyxeos would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. We are cooperating with the investigation, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

•
the inherent uncertainty associated with the regulatory approval process, especially as we continue to increase investment in our product pipeline development projects and undertake multiple planned regulatory submissions for our product candidates;

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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2017, we had foreign exchange forward contracts with notional amounts totaling $330.6 million. As of September 30, 2017, the asset fair value of outstanding foreign exchange forward contracts was $11.8 million. As of September 30, 2017, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $1.1 million as of September 30, 2017. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable, and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of September 30, 2017, five customers accounted for 91% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 72% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 17% of gross accounts receivable. As of

December 31, 2016, five customers accounted for 90% of gross accounts receivable, including Express Scripts, which accounted for 73% of gross accounts receivable, and McKesson, which accounted for 13% of gross accounts receivable.
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
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$63,526	$89,828	$255,641	$280,142
Denominator:
Weighted-average ordinary shares used in per share calculation - basic	60,108	60,437	60,030	60,692
Dilutive effect of employee equity incentive and purchase plans	1,328	1,358	1,330	1,458
Weighted-average ordinary shares used in per share calculation - diluted	61,436	61,795	61,360	62,150

Net income per ordinary share:
Basic	$1.06	$1.49	$4.26	$4.62
Diluted	$1.03	$1.45	$4.17	$4.51
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and nine months ended September 30, 2017 and 2016 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Exchangeable Senior Notes	3,958	2,878	3,238	2,878
Options to purchase ordinary shares and RSUs	2,998	2,851	3,175	2,688
Ordinary shares under ESPP	16	45	9	72

Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU No. 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements.  ASU No. 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of adoption of ASU No. 2017-12 on our consolidated financial statements and our approach to adoption.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.
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
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We plan to adopt ASU No. 2016-16 at its effective date and do not expect adoption to have a material impact on our results of operations and financial position.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early adoption is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The adoption of ASU No. 2016-02 will result in a significant increase in our consolidated balance sheet for right-of-use assets and lease liabilities.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreements we entered into in January 2015 and September 2017 to lease office space located in Palo Alto, California in buildings constructed or to be constructed by the landlord, which are accounted for as build-to-suit arrangements under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We plan to adopt ASU No. 2014-09 at its effective date on a modified retrospective basis. We have substantially completed our review of existing revenue contracts and currently do not anticipate that the implementation of ASU No. 2014-09 will have a material impact on our results of operations and financial position. We are continuing to review the impact that the new standard will have on our financial statement disclosures and to identify any changes required to our accounting policies, business processes and internal controls to support the new accounting and disclosure requirements.

2. Collaboration and Option Agreement
In August 2017, we entered into a collaboration and option agreement with ImmunoGen, Inc., or ImmunoGen, granting us rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related antibody-drug conjugate, or ADC, programs, as well as an additional program to be designated during the term of the agreement.  The programs covered under the agreement include IMGN779, a CD33-targeted ADC for the treatment of AML in Phase 1 testing, and IMGN632, a CD123-targeted ADC for hematological malignancies expected to enter clinical testing before the end of 2017.
Under the terms of the agreement, ImmunoGen will be responsible for the development of the three ADC programs prior to any potential opt-in by us.  Following any opt-in, we would be responsible for any further development as well as for potential regulatory submissions and commercialization.
As part of the agreement, we paid ImmunoGen a non-refundable upfront payment of $75.0 million, which was charged to acquired in-process research and development, or IPR&D, expense upon closing of the transaction.  Additionally, we will pay ImmunoGen up to $100 million in development funding over 7 years to support the three ADC programs.  For each program, we may exercise our opt-in right at any time prior to a pivotal study or any time prior to a BLA upon payment of an option exercise fee. The option exercise fee depends on the timing of exercise and certain other conditions.  For each program to which we elect to opt-in, ImmunoGen would be eligible to receive milestone payments based on receiving regulatory approval of the applicable product, plus tiered royalties as a percentage of commercial sales.  After opt-in, we will share with ImmunoGen the costs associated with developing and obtaining regulatory approvals of the applicable product in the U.S. and the EU.  ImmunoGen has the right to co-commercialize one product (or two products, under certain limited circumstances) with us in the U.S. with U.S. profit-sharing in lieu of our payment of applicable U.S. milestone and royalties to ImmunoGen.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$122,154	$—	$—	$122,154	$122,154	$—
Time deposits	220,000	—	—	220,000	20,000	200,000
Money market funds	110,461	—	—	110,461	110,461	—
Totals	$452,615	$—	$—	$452,615	$252,615	$200,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,963	$—	$—	$215,963	$215,963	$—
Time deposits	210,000	—	—	210,000	150,000	60,000
Totals	$425,963	$—	$—	$425,963	$365,963	$60,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investments balance represents time deposits with original maturities of greater than three months.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2017 and December 31, 2016 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$220,000	$220,000	$210,000	$210,000
Money market funds	110,461	—	110,461	—	—
Interest rate contracts	—	201	201	—	—
Foreign exchange forward contracts	—	12,124	12,124	—	—
Totals	$110,461	$232,325	$342,786	$210,000	$210,000
Liabilities:
Interest rate contracts	$—	$1,322	$1,322	$—	$—
Foreign exchange forward contracts	—	291	291	—	—
Totals	$—	$1,613	$1,613	$—	$—
As of September 30, 2017, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2017, the estimated fair values of our 2021 Notes and 2024 Notes were approximately $607 million and $565 million, respectively. The fair values of our 2021 Notes and 2024 Notes were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

5. Derivative and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in interest rates on our outstanding term loan borrowings and fluctuations in foreign exchange rates primarily related to the translation of euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of September 30, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings.

The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and nine months ended September 30, 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2017	2016	2017	2016
Loss recognized in accumulated other comprehensive loss, net of tax	$(59)	$—	$(2,234)	$—
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax	$451	$—	$1,278	$—
Assuming no change in LIBOR-based interest rates from market rates as of September 30, 2017, $1.2 million of losses recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months. The gains related to the ineffective portion of derivative instruments that qualified as cash flow hedges for the three and nine months ended September 30, 2017 were minimal.
We enter into foreign exchange forward contracts, with durations of up to 365 days, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $330.6 million. The foreign exchange loss in our condensed consolidated statements of income included gains of $2.8 million and $11.8 million associated with foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2017, respectively.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2017 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following table summarizes the fair value of outstanding derivatives as of September 30, 2017 (in thousands):

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$201	Accrued liabilities	$1,322
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	12,124	Accrued liabilities	291
Total fair value of derivative instruments		$12,325		$1,613
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

	September 30, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,938	$—	$1,938	$(560)	$—	$1,378
Derivative liabilities	$(560)	$—	$(560)	$560	$—	$—
There were no outstanding derivatives as of December 31, 2016.

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,681	$1,547
Work in process	19,965	18,689
Finished goods	18,698	13,815
Total inventories	$41,344	$34,051

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$893,810
Foreign exchange	47,618
Balance at September 30, 2017	$941,428
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2017				December 31, 2016
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	15.1	$3,376,895	$(505,369)	$2,871,526	$1,477,618	$(410,523)	$1,067,095
Manufacturing contracts	0.6	12,647	(11,670)	977	11,278	(8,292)	2,986
Trademarks	—	2,905	(2,905)	—	2,872	(2,872)	—
Total finite-lived intangible assets		3,392,447	(519,944)	2,872,503	1,491,768	(421,687)	1,070,081
Acquired in-process research and development assets		146,532	—	146,532	1,941,920	—	1,941,920
Total intangible assets		$3,538,979	$(519,944)	$3,019,035	$3,433,688	$(421,687)	$3,012,001
The increase in the gross carrying amount of intangible assets as of September 30, 2017 compared to December 31, 2016 reflected the positive impact of foreign currency translation adjustments, which was due to the strengthening of the euro against the U.S. dollar. Additionally, after receiving FDA approval of our NDA for Vyxeos in August 2017, we reclassified $1.8 billion of acquired IPR&D from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. This acquired developed technology asset is being amortized over its estimated useful life of 18 years.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Based on finite-lived intangible assets recorded as of September 30, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017 (remainder)	$52,966
2018	208,830
2019	208,595
2020	205,644
2021	204,609
Thereafter	1,991,859
Total	$2,872,503

8. Certain Balance Sheet Items
Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Construction-in-progress	$82,802	$33,427
Land and buildings	46,616	46,033
Manufacturing equipment and machinery	22,903	19,596
Computer software	19,281	17,832
Leasehold improvements	12,953	9,328
Computer equipment	11,912	10,980
Furniture and fixtures	3,373	2,436
Subtotal	199,840	139,632
Less accumulated depreciation and amortization	(40,454)	(32,142)
Property and equipment, net	$159,386	$107,490
Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Rebates and other sales deductions	$76,930	$72,344
Employee compensation and benefits	46,672	43,363
Royalties	11,309	11,643
Accrued construction-in-progress	5,488	1,597
Inventory-related accruals	3,843	3,350
Sales returns reserve	3,470	4,366
Professional fees	3,244	4,596
Clinical trial accruals	2,657	10,139
Selling and marketing accruals	2,384	3,924
Accrued interest	2,347	5,179
Accrued contract termination fees	—	11,612
Other	21,546	21,155
Total accrued liabilities	$179,890	$193,268

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2017	December 31, 2016
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(86,663)	(101,094)
2021 Notes, net	488,337	473,906

2024 Notes	575,000	—
Unamortized discount and debt issuance costs on 2024 Notes	(163,363)	—
2024 Notes, net	411,637	—

Term loan	679,939	705,719
Borrowings under revolving credit facility	—	850,000
Total debt	1,579,913	2,029,625
Less current portion	36,094	36,094
Total long-term debt	$1,543,819	$1,993,531
Exchangeable Senior Notes Due 2024
In the third quarter of 2017, we completed a private placement of $575.0 million principal amount of 2024 Notes. We used the net proceeds from this offering to repay $500.0 million in outstanding loans under the revolving credit facility and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes. Interest on the 2024 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2018, at a rate of 1.50% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2024 Notes. The 2024 Notes mature on August 15, 2024, unless earlier exchanged, repurchased or redeemed.
The holders of the 2024 Notes have the ability to require us to repurchase all or a portion of their 2024 Notes for cash in the event we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from The NASDAQ Global Select Market. Prior to August 15, 2024, we may redeem the 2024 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2024 Notes additional amounts as a result of certain tax-related events. We also may redeem the 2024 Notes on or after August 20, 2021, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2024 Notes are exchangeable at an initial exchange rate of 4.5659 ordinary shares per $1,000 principal amount of 2024 Notes, which is equivalent to an initial exchange price of approximately $219.02 per ordinary share. Upon exchange, the 2024 Notes may be settled in cash, ordinary shares or a combination of cash and ordinary shares, at our election. Our intent and policy is to settle the principal amount of the 2024 Notes in cash upon exchange. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2024 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2024 Notes who elect to exchange their 2024 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to May 15, 2024, the 2024 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
In accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2024 Notes using the effective interest method with an effective interest rate of 6.8% per annum. We have determined the expected life of the 2024 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
We allocated the total issuance costs incurred of $15.5 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2024 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of September 30, 2017, the carrying value of the equity component of the 2024 Notes, net of equity issuance costs, was $149.8 million.
The 2021 Notes and the 2024 Notes were issued by Jazz Investments I Limited, or the Issuer, a 100%-owned finance subsidiary of Jazz Pharmaceuticals plc. The 2021 Notes and the 2024 Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the 2021 or the 2024 Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2017 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2017 (remainder)	$9,023
2018	40,606
2019	58,652
2020	76,699
2021	1,075,801
Thereafter	575,000
Total	$1,835,781

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2017 and December 31, 2016. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Lease and Other Commitments
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our noncancelable operating and facility leases as of September 30, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017 (remainder)	$6,615
2018	15,811
2019	16,885
2020	19,127
2021	19,166
Thereafter	165,797
Total	$243,401
In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building subsequently constructed by the landlord. We began to occupy this office space in October 2017. In September 2017, we entered into an agreement to lease office space located in Palo Alto, California in a second building to be constructed by the same landlord. We expect to occupy this office space by the end of 2019. In connection with these leases, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facilities. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the buildings during the construction period. As of September 30, 2017, we recorded project construction costs of $60.9 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. We recorded rent expense associated with the ground leases of $0.5 million and $1.4 million in the three and nine months ended September 30, 2017, respectively, in our condensed consolidated statements of income.
As of September 30, 2017, we had $43.2 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Matters. On December 10, 2012, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Amneal that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received a notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases extended Amneal’s 30-month stay period to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.
Additional patents covering Xyrem have been issued since April 2014 and have been listed in the Orange Book for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our DDI patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified

FDA that it had converted its Paragraph IV Certifications to Paragraph III Certifications. In September 2017, we and Amneal stipulated to dismiss claims relating to certain of our patents covering the formulation of Xyrem on the grounds that Amneal had notified FDA that it had converted its Paragraph IV Certifications as to these patents to Paragraph III Certifications.
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
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par and Teva into one case.
On July 23, 2015, we received a notice of Paragraph IV Certification from Lupin Inc., or Lupin, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On September 2, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Lupin’s ANDA and seeking a permanent injunction to prevent Lupin from introducing a generic version of Xyrem that would infringe our patents.
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Teva and Lupin into a single case for all purposes. Although no trial date has been set, discovery is scheduled to conclude in the second quarter of 2018, and the trial in this consolidated case could occur as early as mid-2018.
Additional patents covering Xyrem have been issued since June 2016 and have been listed in the Orange Book for Xyrem. We have received additional Paragraph IV Certification notices from Amneal regarding such patents and have filed new lawsuits in the District Court, alleging that our additional patents covering Xyrem are or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents.
On June 14, 2017, we received a notice of Paragraph IV Certification from Ascent that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 27, 2017, we filed lawsuits against Ascent in the District Court as well as in the EDNY, where Ascent is incorporated, alleging that our patents covering Xyrem are infringed or will be infringed by Ascent’s ANDA and seeking a permanent injunction to prevent Ascent from introducing a generic version of Xyrem that would infringe our patents. On August 22, 2017, we settled all lawsuits with Ascent, granting Ascent a license to manufacture, market and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events.
We had previously settled lawsuits with three other ANDA filers, and the specific terms of the settlement agreements are confidential. The settlements do not resolve the consolidated case against Amneal, Par, Teva and Lupin, which remains pending. We cannot predict the specific timing or outcome of events with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
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
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 and March 2017 IPR decisions with respect to the REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.

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
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding, or MOU, regarding settlement of these actions with the plaintiffs. The MOU outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. In June 2017, the parties to the MOU agreed to terminate the MOU, and the plaintiffs agreed to voluntarily dismiss the remaining actions. Thereafter, the parties negotiated and ultimately agreed, in October 2017, on a mootness fee paid to plaintiffs’ counsel. The Dunbar, Palmisciano and Barreto actions have each been dismissed with prejudice.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3) organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with this investigation. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

11. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2017 and 2016 (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$1,877,339
Issuance of 2024 Notes	149,767
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	22,793
Employee withholding taxes related to share-based awards	(17,909)
Share-based compensation	79,745
Shares repurchased	(56,425)
Other comprehensive income	158,346
Net income	255,641
Shareholders' equity at September 30, 2017	$2,469,297

Total Shareholders' Equity
Shareholders' equity at January 1, 2016	$1,706,333
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	17,951
Employee withholding taxes related to share-based awards	(20,595)
Share-based compensation	75,176
Shares repurchased	(259,819)
Other comprehensive income	32,096
Net income	280,142
Shareholders' equity at September 30, 2016	$1,831,284
Share Repurchase Program
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In the nine months ended September 30, 2017, we spent a total of $56.4 million to purchase 0.4 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $141.73 per share. As of September 30, 2017, the remaining amount authorized under the share repurchase program was $225.1 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Net Unrealized Losses From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(317,333)	$(317,333)
Other comprehensive income (loss) before reclassifications	(2,234)	159,302	157,068
Amounts reclassified from accumulated other comprehensive loss	1,278	—	1,278
Net other comprehensive income (loss)	(956)	159,302	158,346
Balance at September 30, 2017	$(956)	$(158,031)	$(158,987)
During the nine months ended September 30, 2017, other comprehensive income (loss) reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized losses on derivatives that qualify as cash flow hedges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Xyrem	$303,870	$285,907	$874,222	$816,412
Erwinaze/Erwinase	49,173	42,986	149,585	143,907
Defitelio/defibrotide	31,213	28,137	97,351	79,280
Vyxeos	9,719	—	9,719	—
Prialt® (ziconotide) intrathecal infusion	7,930	8,783	21,303	23,065
Other	6,066	5,808	19,124	21,983
Product sales, net	407,971	371,621	1,171,304	1,084,647
Royalties and contract revenues	3,884	2,560	10,990	6,705
Total revenues	$411,855	$374,181	$1,182,294	$1,091,352
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$372,846	$339,825	$1,068,716	$991,557
Europe	24,937	25,788	83,667	79,557
All other	14,072	8,568	29,911	20,238
Total revenues	$411,855	$374,181	$1,182,294	$1,091,352
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Express Scripts	74%	76%	74%	75%
McKesson	14%	13%	14%	14%
The following table presents total long-lived assets, consisting of property and equipment, by location (in thousands):

	September 30, 2017	December 31, 2016
United States	$84,764	$35,791
Ireland	64,947	62,453
Italy	7,917	7,000
Other	1,758	2,246
Total long-lived assets	$159,386	$107,490

13. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative	$20,903	$19,511	$61,582	$60,664
Research and development	4,650	4,056	13,651	10,867
Cost of product sales	1,573	1,307	4,346	2,959
Total share-based compensation expense, pre-tax	27,126	24,874	79,579	74,490
Income tax benefit from share-based compensation expense	(6,354)	(8,486)	(23,816)	(24,341)
Total share-based compensation expense, net of tax	$20,772	$16,388	$55,763	$50,149
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares underlying options granted (in thousands)	87	147	1,343	1,247
Grant date fair value	$45.87	$42.89	$42.69	$40.85
Black-Scholes option pricing model assumption information:
Volatility	35%	37%	35%	39%
Expected term (years)	4.3	4.2	4.3	4.2
Range of risk-free rates	1.6-1.8%	0.8-1.0%	1.6-1.8%	0.8-1.5%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RSUs granted (in thousands)	35	59	537	495
Grant date fair value	$148.60	$138.55	$137.23	$126.80
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of September 30, 2017, compensation cost not yet recognized related to unvested share options and RSUs was $83.2 million and $100.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 2.6 years, respectively.

14. Income Taxes
Our income tax provision was $1.2 million and $65.9 million in the three and nine months ended September 30, 2017, respectively, compared to $26.4 million and $100.9 million for the same periods in 2016. The effective tax rates were 1.9% and 20.5% in the three and nine months ended September 30, 2017, respectively, compared to 22.7% and 26.5% for the same periods in 2016. The decrease in the effective tax rates for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to the release of a valuation allowance held against certain foreign net operating losses and the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation. The effective tax rate for the three months ended September 30, 2017 was lower than the Irish statutory rate of 12.5% primarily due to the release of a valuation allowance held against certain foreign net operating losses and the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation. The effective tax rate for the nine months ended September 30, 2017 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have established a liability for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. Because of our net operating loss carryforwards and tax credit carryforwards, substantially all of our tax years remain open to federal, state, and foreign tax examination. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $45.2 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at September 30, 2017. We disagree with the proposed assessment and intend to contest it vigorously.

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
In the three and nine months ended September 30, 2017, our total net product sales increased by 10% and 8%, respectively, compared to the same periods in 2016, primarily due to an increase in Xyrem product sales. We expect total net product sales to increase in 2017 over 2016, primarily due to expected growth in sales of Xyrem and Defitelio, as well as sales of Vyxeos. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
Significant Developments Affecting Our Business
On August 3, 2017, the FDA approved our new drug application, or NDA, for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We launched and began shipping Vyxeos in the U.S. in August 2017.

In July 2017, we announced that we entered into a license agreement with XL-protein GmbH, or XLp, for the rights to develop, manufacture and commercialize products using XLp’s PASylation® Technology to extend the plasma half-life of selected asparaginase product candidates.
In August 2017, we announced that we entered into a collaboration and option agreement with ImmunoGen, Inc., or ImmunoGen, granting us rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related antibody-drug conjugate, or ADC, programs, as well as an additional program to be designated during the term of the agreement.
In addition, in August 2017, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $500.0 million principal amount of 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and in September 2017, sold an additional $75.0 million principal amount of 2024 Notes. We used the net proceeds from the issuance of the 2024 Notes to repay $500.0 million in outstanding borrowings under our revolving credit facility and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes.
On November 2, 2017, we submitted a marketing authorization application, or MAA, for Vyxeos to the European Medicines Agency, or EMA.
Continued Emphasis on Research and Development
During the nine months ended September 30, 2017, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
JZP-110	Excessive sleepiness, or ES, in obstructive sleep apnea, or OSA	Top-line data from two Phase 3 trials received in first quarter of 2017; full data presented in second quarter of 2017; plan to submit an NDA to the FDA in fourth quarter of 2017
JZP-110	ES in narcolepsy	Top-line data from Phase 3 trial received in second quarter of 2017; full data presented in second quarter of 2017; plan to submit an NDA to the FDA in fourth quarter of 2017
JZP-110	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy
Top-line data from Phase 3 trial received in second quarter of 2017; full data presented in second quarter of 2017; expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in mid-2018

JZP-507	EDS and cataplexy in narcolepsy	Preparing to submit an NDA to the FDA by mid-2018
JZP-258	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial being conducted in the European Union, or EU, and U.S. in first quarter of 2017; subject to results of trial, expect to submit an NDA to the FDA in 2019
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	High-risk AML
NDA approved by FDA on August 3, 2017 for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes; submitted an MAA to the EMA in fourth quarter of 2017

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
Phase 3 Clinical Trials.  JZP-110 is a late-stage investigational compound being developed for potential treatment of ES in patients with narcolepsy and ES in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to JZP-110 from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We conducted two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In the second quarter of 2017, we presented positive efficacy results along with safety results from our two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In addition, we enrolled approximately 635 patients from our Phase 2 and Phase 3 clinical trials in an ongoing open label extension trial evaluating the long-term safety and maintenance of efficacy of JZP-110, and we recently completed the interim data analysis in this trial. We believe that we have all of the clinical data necessary to support our planned submission of an NDA to the FDA in the fourth quarter of 2017 to seek approval for JZP-110 in the treatment of ES associated with OSA and ES associated with narcolepsy.
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
Phase 3 Clinical Trial of Xyrem in Children and Adolescents. While in many patients narcolepsy can begin during childhood and adolescence, there has been limited information on the treatment of pediatric narcolepsy patients with Xyrem. We worked with the FDA and several leading specialists to design a clinical trial to generate additional data on the treatment of pediatric narcolepsy patients with Xyrem. We conducted a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. In the second quarter of 2017, we presented positive efficacy results along with the safety results from this trial. We anticipate submitting an sNDA and pediatric written request report to the FDA in mid-2018.

•	JZP-507.
JZP-507 is an investigational new drug candidate with a 50% reduction in sodium content compared to Xyrem that in a pilot study has demonstrated bioequivalence to Xyrem. We are investigating JZP-507 for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We are preparing to submit an NDA to the FDA by mid-2018. We believe that JZP-507 would offer a clinically meaningful benefit to patients compared to Xyrem.

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
In the hematology and oncology therapeutic area, we have the following ongoing and planned development activities:

•
Vyxeos. Vyxeos has received Orphan Drug Designation by both the FDA and the European Commission, or EC, for the treatment of AML. We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017. The EMA has granted accelerated assessment of the MAA for Vyxeos; accelerated assessment is granted for products expected to be of major interest for public health and can potentially shorten the duration of the EMA’s review by up to six months.

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
Other Activities.  In July 2017, we obtained regulatory approval of defibrotide in Canada and launched the product in Canada in the third quarter of 2017. We are also evaluating the potential of defibrotide in additional post-HSCT complications, as well as investigating defibrotide’s potential utility in other serious, life-threatening conditions.
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
Challenges, Risks and Trends Related to Our Lead Marketed Products
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 74% and 75% of our net product sales for the three and nine months ended September 30, 2017, respectively, and 75% of our net product sales for the year ended December 31, 2016. As a result, we continue to place a high priority on seeking to maintain and increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We are also focusing on product development efforts relating to Xyrem, including seeking to enhance and enforce our intellectual property rights and to develop product, service and safety improvements for patients.
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

•
changes to, increases in or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared systems REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS, as further described below;

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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, eight companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court, and an additional lawsuit against the most recent ANDA filer, Ascent Pharmaceuticals, Inc., or Ascent, in the U.S. District Court for the Eastern District of New York, where Ascent is incorporated. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. In the second quarter of 2016, we had settled lawsuits with two of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. In addition, on August 22, 2017, we settled all lawsuits with Ascent, granting Ascent a license to manufacture, market and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. Lawsuits with the remaining non-settling ANDA filers have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, discovery is scheduled to conclude in the second quarter of 2018, and the trial in this consolidated case could occur as early as mid-2018. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. The FDA stated that it did not need to reach the question of whether the DDI information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. Our Xyrem patents include three method of administration patents relating to a DDI, or DDI patents, covering these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of, or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe, any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product. For further discussion of risks and uncertainties related to our REMS, our REMS patents and our DDI patents, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In connection with FDA approval of the current Xyrem REMS in February 2015, the FDA indicated that it intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS in connection with the anticipated distribution of the West-Ward AG Product, the approval of the generic sodium oxybate REMS or otherwise, or the potential timing, terms or propriety thereof. Any such modifications or additional requirements could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem and/or negatively affect sales of Xyrem. We also may face pressure to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the approval of the generic sodium oxybate REMS, or licensing or sharing intellectual property pertinent to the Xyrem REMS or elements of the Xyrem REMS.
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
We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For example, we are aware of a third party that has stated that it intends to file an NDA to market a once nightly formulation of sodium oxybate for treatment of cataplexy and/or EDS in narcolepsy under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. We are also aware of a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently announced that it expects to establish an expanded access program for the product in early 2018 and submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. For further discussion regarding the risks associated with the West-Ward settlement agreement, the tentative approval of the Amneal and Ohm ANDAs, potential approval or tentative approval of additional ANDAs, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have,” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 12% and 13% of our net product sales for the three and nine months ended September 30, 2017, respectively, and 14% for the year ended December 31, 2016. We seek to increase sales of Erwinaze, as well as to make Erwinaze more widely available, through ongoing sales and marketing activities.
However, a significant challenge to our ability to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL.
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016, citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We attended a meeting with PBL and the FDA in the third quarter of 2017 to discuss the warning letter, and PBL continues to address the issues identified by the FDA in the warning letter. We cannot predict whether the FDA’s required remediation activities will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. We also cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so could result in the FDA refusing admission of Erwinaze in the U.S., as well as additional enforcement actions by the FDA and other regulatory entities. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our potential future maintenance and growth of the market for this product.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to evaluate potential expansion of its production capacity to increase the supply of Erwinaze over the longer term and to address the production delays and quality challenges, and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb disruptions to supply resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time through the remainder of 2017 and into 2018, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the third quarter of 2017 in the U.S. and certain other countries. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. Additional Erwinaze supply disruptions and/or our inability to expand production capacity could materially adversely affect our sales of and revenues from Erwinaze and our potential future maintenance and growth of the market for this product, as further discussed in “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% of our net product sales for the three and nine months ended September 30, 2017 and 7% of our net product sales for the year ended December 31, 2016. We began to commercialize Defitelio in certain European countries in 2014. On March 30, 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage.
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
Vyxeos. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We launched and began shipping Vyxeos in the U.S. in August 2017, and the commercial launch is at an early stage.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to risks and uncertainties, including the risk factors set forth under the heading “Risks Related to Our Business” in Item II, Part 1A of this Quarterly Report on Form 10-Q. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, or we experience delays or problems in the supply or manufacture of Vyxeos, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Several states have recently passed laws aimed at increasing transparency relating to drug pricing, and other states may do so in the future. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. Moreover, the Federal Trade Commission, or FTC, has been paying increasing attention to the use of REMS by companies selling branded products, in particular as to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. The FDA has recently stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. We are cooperating with the investigation, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

•
the inherent uncertainty associated with the regulatory approval process, especially as we continue to increase investment in our product pipeline development projects and undertake multiple planned regulatory submissions for our product candidates;

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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Product sales, net	$407,971	$371,621	10%	$1,171,304	$1,084,647	8%
Royalties and contract revenues	3,884	2,560	52%	10,990	6,705	64%
Cost of product sales (excluding amortization of intangible assets)	31,203	24,311	28%	84,940	71,730	18%
Selling, general and administrative	124,523	124,368	—%	401,106	375,751	7%
Research and development	47,362	47,796	(1)%	132,447	118,139	12%
Acquired in-process research and development	75,000	15,000	400%	77,000	23,750	224%
Intangible asset amortization	47,313	26,453	79%	99,164	75,832	31%
Interest expense, net	19,192	18,498	4%	56,330	42,811	32%
Foreign exchange loss	2,224	749	197%	9,115	1,568	481%
Loss on extinguishment and modification of debt	—	638	N/A(1)	—	638	N/A(1)
Income tax provision	1,239	26,437	(95)%	65,914	100,888	(35)%
Equity in loss of investees	273	103	165%	637	103	518%
_____________________________

(1)	Comparison to prior period not meaningful.

Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Xyrem	$303,870	$285,907	6%	$874,222	$816,412	7%
Erwinaze/Erwinase	49,173	42,986	14%	149,585	143,907	4%
Defitelio/defibrotide	31,213	28,137	11%	97,351	79,280	23%
Vyxeos	9,719	—	N/A(1)	9,719	—	N/A(1)
Prialt® (ziconotide) intrathecal infusion	7,930	8,783	(10)%	21,303	23,065	(8)%
Other	6,066	5,808	4%	19,124	21,983	(13)%
Product sales, net	407,971	371,621	10%	1,171,304	1,084,647	8%
Royalties and contract revenues	3,884	2,560	52%	10,990	6,705	64%
Total revenues	$411,855	$374,181	10%	$1,182,294	$1,091,352	8%
_____________________________

(1)	Comparison to prior period not meaningful.
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016. The product sales increase in the three months ended September 30, 2017 was primarily due to a higher average net selling price, partially offset by a slight decrease in sales volume. The product sales increase in the nine months ended September 30, 2017 was primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Price increases were instituted in January 2017 and in July 2017. Erwinaze product sales increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to higher sales volume. The Erwinaze sales volume increase was primarily due to timing of sales following supply interruptions. The Erwinaze product sales increase in the three months ended September 30, 2017 was partially offset by a change in payer mix. Defitelio/defibrotide product sales increased in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to higher sales volume and, to a lesser extent, the impact of foreign exchange rates. Defitelio/defibrotide product sales increased in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the launch of Defitelio in the U.S. in April 2016 and, to a lesser extent, higher net sales outside the U.S. primarily due to higher sales volume. Vyxeos product sales in the three and nine months ended September 30, 2017 were $9.7 million following its launch in August 2017. Prialt product sales decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to a decrease in sales volume. Other product sales in the three months ended September 30, 2017 were consistent with other product sales in the same period in 2016. Other product sales decreased in the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease in sales of our psychiatry products due to generic competition. We expect total product sales will increase in 2017 over 2016, primarily due to anticipated growth in sales of Xyrem and Defitelio, as well as sales of Vyxeos.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues in 2017 to increase compared to 2016 primarily due to higher contract revenues from out-licensing agreements.
Cost of Product Sales
Cost of product sales increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to an increase in net product sales. Gross margin as a percentage of net product sales was 92.4% and 92.7% in the three and nine months ended September 30, 2017, respectively, compared to 93.5% and 93.4% for the same periods in 2016. The decrease in the gross margin percentage in the three and nine months ended September 30, 2017 was primarily due to a change in product mix. We expect that our gross margin as a percentage of net product sales will not change materially in 2017 compared to 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in the three months ended September 30, 2017 were consistent with the same period in 2016, primarily due to an increase in compensation-related expenses of $10.6 million driven by higher headcount and other expenses related to the expansion of our business and expenses related to the U.S. launch of Vyxeos, partially offset by a decrease in transaction and integration expenses of $10.3 million. Selling, general and administrative expenses increased in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in compensation-related expenses of $25.2 million driven by higher headcount and other expenses related to the expansion of our business, costs relating to our narcolepsy disease awareness campaign, expenses related to the U.S. launch of Vyxeos and an increase in legal fees and expenses, partially offset by a decrease in transaction and integration expenses of $12.5 million. We expect selling, general and administrative expenses in 2017 to increase compared to 2016, primarily due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business and increases in expenses related to the U.S. launch of Vyxeos and our narcolepsy disease awareness campaign.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Clinical studies and outside services	$26,197	$31,040	$67,885	$74,898
Personnel expenses	15,777	12,957	48,331	34,184
Other	5,388	3,799	16,231	9,057
Total	$47,362	$47,796	$132,447	$118,139
Research and development expenses decreased by $0.4 million in the three months ended September 30, 2017 and increased by $14.3 million in the nine months ended September 30, 2017 compared to the same periods in 2016. Clinical studies and outside services costs decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to lower clinical trial costs for JZP-110 studies for ES associated with OSA and with narcolepsy, partially offset by an increase in expenses related to the company's ongoing clinical development programs and regulatory activities. Personnel expenses increased by $2.8 million and $14.1 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily driven by increased headcount in support of our development programs.
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
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three and nine months ended September 30, 2017 primarily related to an upfront payment of $75.0 million in connection with a collaboration and option agreement with

ImmunoGen to acquire rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related ADC programs, as well as an additional program to be designated during the term of the agreement. Acquired IPR&D expense in the three months ended September 30, 2016 related to upfront and option payments of $15.0 million made to Pfenex Inc., or Pfenex, for worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate. Acquired IPR&D expense in the nine months ended September 30, 2016 consisted of the upfront and option payments of $15.0 million made to Pfenex and a payment of $8.8 million in connection with the acquisition of intellectual property and know-how related to recombinant crisantaspase.
Intangible Asset Amortization
Intangible asset amortization increased by $20.9 million and $23.3 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Intangible asset amortization increased primarily due to the commencement of amortization of the Vyxeos intangible asset upon FDA approval in August 2017. We expect intangible asset amortization to increase in 2017 compared to 2016 as a result of the FDA’s approval of Vyxeos and commencement of amortization of the related intangible asset.
Interest Expense, Net
In July 2016, we entered into an amendment to our secured credit agreement, or the amended credit agreement, which provides for a revolving credit facility of $1.25 billion, of which $1.0 billion was drawn to partially fund our acquisition of Celator Pharmaceuticals Inc. in July 2016, or the Celator Acquisition, and a $750.0 million term loan facility. As of September 30, 2017, $685.8 million principal amount of the term loan remained outstanding. In the third quarter of 2017, we issued $575.0 million principal amount of 2024 Notes, which remained outstanding at September 30, 2017. We used the net proceeds from the issuance of the 2024 Notes to repay outstanding borrowings under the revolving credit facility. Interest expense, net increased by $0.7 million in the three months ended September 30, 2017 compared to the same period in 2016 primarily due to interest expense on the 2024 Notes and higher interest rates on our term loan borrowings, partially offset by a reduction in interest expense following repayment of the revolving credit facility in full during the quarter.
Interest expense, net increased by $13.5 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the increase in our average debt balance and higher interest rates in the 2017 period. We expect interest expense will be higher in 2017 compared to 2016 primarily due to the increase in our average debt balance.
Foreign Exchange Loss
The foreign currency exchange loss in the three and nine months ended September 30, 2017 primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Loss on Extinguishment and Modification of Debt
In the three and nine months ended September 30, 2016, we recorded a loss of $0.6 million in connection with our entry into the amended credit agreement in July 2016, which was primarily comprised of new third party fees associated with the modified debt.
Income Tax Provision
Our income tax provision was $1.2 million and $65.9 million in the three and nine months ended September 30, 2017, respectively, compared to $26.4 million and $100.9 million for the same periods in 2016. The effective tax rates were 1.9% and 20.5% in the three and nine months ended September 30, 2017, respectively, compared to 22.7% and 26.5% for the same periods in 2016. The decrease in the effective tax rates for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to the release of a valuation allowance held against certain foreign net operating losses and the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation. The effective tax rate for the three months ended September 30, 2017 was lower than the Irish statutory rate of 12.5% primarily due to the release of a valuation allowance held against certain foreign net operating losses and the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation. The effective tax rate for the nine months ended September 30, 2017 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for tax purposes, partially offset by originating tax credits and deductions available in relation to subsidiary equity.

Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
In the third quarter of 2017, we completed a private placement of the 2024 Notes resulting in net proceeds to us, after debt issuance costs, of $559.5 million. We used the net proceeds from the issuance of the 2024 Notes to repay $500.0 million in outstanding borrowings under our revolving credit facility and to pay related fees and expenses and the remainder of the net proceeds for general corporate purposes.
As of September 30, 2017, we had cash, cash equivalents and investments of $452.6 million, borrowing availability under our revolving credit facility of $1.25 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $685.8 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and $575.0 million principal amount of the 2024 Notes. We generated cash flows from operations of $488.5 million during the nine months ended September 30, 2017, and we expect to continue to generate positive cash flows from operations during 2017.
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
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. In the nine months ended September 30, 2017, we spent a total of $56.4 million to purchase 0.4 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $141.73 per share.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$488,528	$411,696
Net cash used in investing activities	(237,072)	(1,749,296)
Net cash provided by (used in) financing activities	(369,127)	713,032
Effect of exchange rates on cash and cash equivalents	4,323	2,350
Net decrease in cash and cash equivalents	$(113,348)	$(622,218)
Net cash provided by operating activities of $488.5 million for the nine months ended September 30, 2017 related to net income of $255.6 million, adjusted for acquired IPR&D expense of $77.0 million and non-cash items of $170.6 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by a net cash outflow of $14.7 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $411.7 million for the nine months ended September 30, 2016 related to net income of $280.1 million, adjusted for acquired IPR&D expense of $23.8 million and non-cash items of $149.5 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by a net cash outflow of $41.7 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2017 primarily related to the net acquisition of investments of $140.0 million, upfront payments for acquired IPR&D of $77.0 million primarily related to a collaboration and option agreement with ImmunoGen and purchases of property and equipment of $20.1 million. Net cash used in investing activities for the nine months ended September 30, 2016 primarily related to the Celator Acquisition for $1.5 billion, a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals, Inc. that was triggered by the FDA approval of Defitelio on March 30, 2016, net acquisition of investments of $64.7 million, upfront and option payments of $23.8 million to acquire IPR&D and purchases of property and equipment of $8.4 million.
Net cash used in financing activities for the nine months ended September 30, 2017 primarily related to repayment of borrowings under our revolving credit facility of $850.0 million, repurchase of ordinary shares under our share repurchase program of $56.4 million, repayment of our term loan principal of $27.1 million and payment of employee withholding taxes of $17.9 million related to share-based awards, partially offset by net proceeds from issuance of debt of $559.5 million and proceeds from employee equity incentive and purchase plans of $22.8 million. Net cash provided by financing activities for the nine months ended September 30, 2016 primarily related to net proceeds from issuance of debt of $994.8 million and proceeds from employee equity incentive and purchase plans of $18.0 million, partially offset by repurchase of ordinary shares under our prior share repurchase program of $259.8 million, payment of employee withholding taxes of $20.6 million related to share-based awards and repayment of our term loan principal of $19.3 million.

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
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaces the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $685.8 million principal amount was outstanding as of September 30, 2017. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. As of September 30, 2017, we did not have any outstanding borrowings under the revolving credit facility.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. We were, as of September 30, 2017, and are currently, in compliance with these financial covenants.

Exchangeable Senior Notes
2024 Notes. In the third quarter of 2017, our wholly owned subsidiary Jazz Investments I Limited, completed a private placement of $575.0 million principal amount of 2024 Notes. We used the net proceeds from this offering to repay $500.0 million in outstanding loans under the revolving credit facility under the amended credit agreement and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes. The 2024 Notes are senior unsecured obligations of Jazz Investments I Limited and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc and will rank pari passu in right of payment with the existing 2021 Notes. Interest on the 2024 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2018, at a rate of 1.50% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2024 Notes. The 2024 Notes mature on August 15, 2024, unless earlier exchanged, repurchased or redeemed.
The holders of the 2024 Notes have the ability to require us to repurchase all or a portion of their 2024 Notes for cash in the event we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from The NASDAQ Global Select Market. Prior to August 15, 2024, we may redeem the 2024 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2024 Notes additional amounts as a result of certain tax-related events. We also may redeem the 2024 Notes on or after August 20, 2021, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2024 Notes are exchangeable at an initial exchange rate of 4.5659 ordinary shares per $1,000 principal amount of 2024 Notes, which is equivalent to an initial exchange price of approximately $219.02 per ordinary share. Upon exchange, the 2024 Notes may be settled in cash, ordinary shares or a combination of cash and ordinary shares, at our election. Our intent and policy is to settle the principal amount of the 2024 Notes in cash upon exchange. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2024 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2024 Notes who elect to exchange their 2024 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to May 15, 2024, the 2024 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
2021 Notes. In August 2014, Jazz Investments I Limited completed a private placement of $575.0 million principal amount of the 2021 Notes. The 2021 Notes are senior unsecured obligations of Jazz Investments I Limited and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. Interest on the 2021 Notes is payable s emi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2021 Notes. The 2021 Notes mature on August 15, 2021, unless earlier exchanged, repurchased or redeemed.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$685,781	$36,094	$126,328	$523,359	$—
Term loan - interest (2)	76,008	22,352	40,320	13,336	—
Exchangeable Senior Notes - principal	1,150,000	—	—	575,000	575,000
Exchangeable Senior Notes - interest (3)	103,333	19,239	38,813	28,031	17,250
Revolving credit facility - commitment fee (4)	14,375	3,802	7,615	2,958	—
Commitment to equity method investees	28,900	5,900	14,000	9,000	—
Purchase and other obligations (5)	133,547	43,216	31,261	37,977	21,093
Operating and facility lease obligations (6)	243,401	18,410	35,268	38,533	151,190
Total	$2,435,345	$149,013	$293,605	$1,228,194	$764,533
 __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to JZP-110 (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of JZP-110. In July 2016, we entered into an agreement with Pfenex that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates. The agreement also includes an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the agreement, Pfenex received upfront, option and development milestone payments totaling $15.8 million and may be eligible to receive additional payments of up to $165 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $273 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of September 30, 2017. The interest rate for our term loan borrowing was 2.99% as of September 30, 2017. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of September 30, 2017.

(3)	We used the fixed interest rates of 1.875% on the 2021 Notes and 1.50% on the 2024 Notes to estimate interest owed as of September 30, 2017 until the respective final maturity dates of these notes.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $1.25 billion as of September 30, 2017 to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to ImmunoGen, under our collaboration and option agreement, and to third party manufacturers.

(6)
Consists primarily of the minimum lease payments for our office buildings and automobile lease payments for our sales force. This includes a lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California, which we began to occupy in October 2017, and a lease agreement we entered into in September 2017 to lease additional office space located in Palo Alto, California in a second building to be constructed by the same landlord, which we expect to occupy by the end of 2019. We are obligated to make lease payments totaling approximately $197 million over the initial term of these leases.  Not included in the table above are our estimated costs of approximately $19 million associated with the design, development and construction of tenant improvements under these lease agreements, which estimate does not include a tenant improvement allowance to be provided by the landlord. Operating expenses associated with our leased office buildings are also not included in table above.

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

Critical Accounting Estimates
To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in determining the amounts to be deducted from gross revenues, in particular estimates of government rebates, which include Medicaid and TRICARE rebates, and estimated product returns. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, income taxes and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.
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
Except as set forth below, during the three and nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Swap Agreements and Interest Rate Risk. We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $685.8 million principal amount was outstanding as of September 30, 2017. There were no borrowings outstanding under the revolving credit facility as of September 30, 2017. To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into interest rate swap agreements in March 2017 that are designated as cash flow hedges. These derivative instruments are utilized for risk management purposes, and we do not use these derivatives for speculative trading purposes. The interest rate swap agreements have a notional amount of $300.0 million and are effective from March 3, 2017 through July 12, 2021 and convert the floating rate on a portion of our term loan to a fixed rate of 1.895%, plus the borrowing spread. The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 100 basis points, interest expense for the remainder of 2017 would increase or decrease by $1.0 million, based on the unhedged portion of our outstanding variable rate borrowings.
In the third quarter of 2017, we completed a private placement of $575.0 million aggregate principal amount of the 2024 Notes. The 2024 Notes have a fixed annual interest rate of 1.50% and we, therefore, do not have economic interest rate exposure on the 2024 Notes. However, the fair value of the 2024 Notes is exposed to interest rate risk. Generally, the fair value of the 2024 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2024 Notes is also affected by volatility in our ordinary share price. As of September 30, 2017, the fair value of the 2024 Notes was estimated to be $565 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Xyrem ANDA Matters. On December 10, 2012, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the U.S. District Court for the District of New Jersey, or the District Court, alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received a notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
In April 2014, Amneal asked the District Court to consolidate its case with the Par case, stating that both cases would proceed on the schedule for the Par case. The District Court granted this request in May 2014. The order consolidating the cases extended Amneal’s 30-month stay period to coincide with the date of Par’s 30-month stay period. The stay expired on May 20, 2016.
Additional patents covering Xyrem have been issued since April 2014 and have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, for Xyrem. Amneal and Par have given us additional notices of Paragraph IV Certifications regarding such patents, and we have filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In March 2016, Par moved to dismiss claims involving our patents covering a part of the Xyrem label that instructs prescribers on adjusting the dose of Xyrem when it is being co-administered with divalproex sodium (also known as valproate or valproic acid), or our method of administration patents relating to a drug-drug interaction, or DDI patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to Paragraph III Certifications. In September 2017, we and Amneal stipulated to dismiss claims relating to certain of our patents covering the formulation of Xyrem on the grounds that Amneal had notified FDA that it had converted its Paragraph IV Certifications as to these patents to Paragraph III Certifications.
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
In April 2015, the District Court issued an order that consolidated all then-pending lawsuits against Amneal, Par and Teva into one case.
On July 23, 2015, we received a notice of Paragraph IV Certification from Lupin Inc., or Lupin, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On September 2, 2015, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Lupin’s ANDA and seeking a permanent injunction to prevent Lupin from introducing a generic version of Xyrem that would infringe our patents.
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Teva and Lupin into a single case for all purposes. Although no trial date has been set, discovery is scheduled to conclude in the second quarter of 2018, and the trial in this consolidated case could occur as early as mid-2018.

Additional patents covering Xyrem have been issued since June 2016 and have been listed in the Orange Book for Xyrem. We have received additional Paragraph IV Certification notices from Amneal regarding such patents and have filed new lawsuits in the District Court, alleging that our additional patents covering Xyrem are or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe our patents.
On June 14, 2017, we received a notice of Paragraph IV Certification from Ascent Pharmaceuticals, Inc., or Ascent, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On July 27, 2017, we filed lawsuits against Ascent in the District Court as well as in the U.S. District Court for the Eastern District of New York, where Ascent is incorporated, alleging that our patents covering Xyrem are infringed or will be infringed by Ascent’s ANDA and seeking a permanent injunction to prevent Ascent from introducing a generic version of Xyrem that would infringe our patents. On August 22, 2017, we settled all lawsuits with Ascent, granting Ascent a license to manufacture, market and sell its generic version of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events.
We had previously settled lawsuits with three other ANDA filers, and the specific terms of the settlement agreements are confidential. The settlements do not resolve the consolidated case against Amneal, Par, Teva and Lupin, which remains pending. We cannot predict the specific timing or outcome of events with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
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
We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any pending IPR or other proceeding, the outcome of any appeal of the July 2016 and March 2017 IPR decisions with respect to the REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
On July 6, 2016, the defendants to the Dunbar action, the Palmisciano action and the Barreto action entered into a memorandum of understanding, or MOU, regarding settlement of these actions with the plaintiffs. The MOU outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in these actions. In consideration for such settlement and release, the parties to these actions agreed, among other things, that Celator would amend its Schedule 14D-9 to include certain supplemental disclosures. The Schedule 14D-9 was amended by Celator on

July 6, 2016, and the Celator Acquisition was completed on July 12, 2016. In June 2017, the parties to the MOU agreed to terminate the MOU, and the plaintiffs agreed to voluntarily dismiss the remaining actions. Thereafter, the parties negotiated and ultimately agreed, in October 2017, on a mootness fee paid to plaintiffs’ counsel. The Dunbar, Palmisciano and Barreto actions have each been dismissed with prejudice.
Government Matter. In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us.  We are cooperating with this investigation. We are unable to predict the outcome of this investigation. For more information, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 74% and 75% of our net product sales for the three and nine months ended September 30, 2017, respectively, and 75% of our net product sales for the year ended December 31, 2016. Our future plans assume that sales of Xyrem will increase, although our plans assume a slower rate of increase than in recent years. While Xyrem product sales grew from 2015 to 2016, we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2017, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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

•
changes to, increases in or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS, particularly in light of the FDA’s waiver of the single shared system REMS requirement for sodium oxybate and approval of a separate generic sodium oxybate REMS, as further described below;

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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, eight companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court. On April 5, 2017, we settled all lawsuits against the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), which acquired Roxane Laboratories, Inc., or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, commencing on January 1, 2023, or earlier under certain circumstances, and granting West-Ward a license to launch its own generic sodium oxybate product as early as six months thereafter. In accordance with legal requirements, we and West-Ward submitted our settlement agreement to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or DOJ, for review. We also settled lawsuits with three of the other ANDA filers, granting those filers a license to manufacture, market and sell their generic versions of Xyrem on or after December 31, 2025, or earlier depending on the occurrence of certain events. Lawsuits with the remaining non-settling ANDA filers have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, discovery is scheduled to conclude in the second quarter of 2018, and the trial in this consolidated case could occur as early as mid-2018. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers. For a description of these legal proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
On January 17, 2017, the FDA announced approval of West-Ward’s ANDA for a generic version of Xyrem. The FDA’s letter approving West-Ward’s ANDA notes that, as the first ANDA applicant, West-Ward is eligible for 180 days of generic drug exclusivity for its generic product. West-Ward’s ANDA approval also includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or new drug applications, or NDAs, for sodium oxybate products. On January 19, 2017, the FDA tentatively approved two additional ANDAs for generic versions of Xyrem, one for Amneal Pharmaceuticals, or Amneal, and one for Ohm Laboratories Inc., formerly known as Ranbaxy, Inc., or Ohm, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs.
The actual timing of any commercial launch of an authorized generic or generic version of Xyrem is uncertain. In particular, in our settlement with West-Ward, we have agreed that West-Ward’s AG Product launch date (and thus, potentially, its generic product launch date) could accelerate to earlier than January 1, 2023 under certain circumstances, including events related to the market entry of other generic versions of Xyrem, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time.

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
A substantial reduction in Xyrem net sales at the level required to accelerate West-Ward’s entry date under our settlement could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that substantially erodes Xyrem net sales prior to January 1, 2023. For example, in addition to any products we might develop, other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. through an NDA approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. In particular, Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel successfully develops, obtains FDA approval of and launches this product candidate, we expect that the launch of the approved product would compete with Xyrem and could result in a substantial reduction of Xyrem net sales, which could have the additional negative effect of potentially triggering acceleration of market entry of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product.
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
In January 2017, the FDA announced approval of the West-Ward ANDA and waived the shared REMS requirement. The FDA’s waiver of the shared REMS requirement permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. Our settlement agreement with West-Ward does not directly impact the FDA’s waiver of the single shared system REMS requirement or West-Ward’s or any other ANDA filer’s ability to develop and implement the generic sodium oxybate REMS for its generic sodium oxybate product. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA. We expect that the launch of any generic version of Xyrem, including the West-Ward AG Product or other authorized generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
We may face pressure to modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS.
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
For further discussion regarding these matters, see the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
The FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether a REMS may be deliberately being used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. The FDA has recently stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. It is possible that the FTC, the FDA, other governmental authorities or other third parties could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book and that the Xyrem REMS is blocking competition. We cannot predict the outcome of these claims in the ongoing litigation or the impact of any similar claims that may be made in the future.

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
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze, Defitelio and Vyxeos, and we are making significant investments in other product candidates that are currently not approved as marketed products in any jurisdiction.
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
The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. In addition, orphan products that have a significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to maintain favorable pricing and reimbursement approvals in Europe. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio in the EU would be negatively affected. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors.
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
Vyxeos
We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or Celator, which we refer to as the Celator Acquisition. Vyxeos is the first injectable fixed ratio, drug delivery combination oncology product based on the CombiPlex technology platform approved by the FDA and that we expect to be considered for approval by the EMA. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes. We launched and began shipping Vyxeos in the U.S. in August 2017, and our U.S. commercial launch is still at an early stage.
We submitted a marketing authorization application, or MAA, for Vyxeos in Europe in the fourth quarter of 2017. We cannot predict whether we will be able to obtain approval in Europe in a timely manner, if at all.
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

•	the need to establish pricing and reimbursement support for Vyxeos in the U.S. and in other countries;

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

Product Candidates
In furtherance of our growth strategy, we have made significant investments in a number of product candidates. We recently announced positive efficacy results from our two Phase 3 clinical trials of JZP-110, a late-stage investigational compound being developed for potential treatment of excessive sleepiness, or ES, in patients with obstructive sleep apnea, or OSA, and from our Phase 3 clinical trial of JZP-110 in patients with narcolepsy. We are planning to submit an NDA to the FDA in the fourth quarter of 2017 to seek approval for JZP-110 in the treatment of ES associated with OSA and ES associated with narcolepsy. We cannot predict whether we will be able to submit our NDA in a timely manner. If we are able to submit our NDA, we cannot predict whether our NDA will be approved by the FDA in a timely manner, if at all. It is possible that the FDA may ask an advisory committee, which provides the FDA with independent expert advice and recommendations, to review our clinical trial data. The advisory committee may recommend against approval of our NDA, may recommend conditioning approval on our conducting one or more potentially time-consuming and costly clinical trials to provide supporting data either before approval or as a post-marketing commitment, or may recommend narrower or more restricted labeling than we may propose.
We also have ongoing development activities for two other products in our sleep therapeutic area. For JZP-507, an investigational new drug candidate with a 50% reduction in sodium content compared to Xyrem that in a pilot study has demonstrated bioequivalence to Xyrem, we are preparing to submit our NDA to the FDA by mid-2018 and, subject to the results of an ongoing Phase 3 trial, for JZP-258, an investigational new drug candidate that contains 90% less sodium than Xyrem, we expect to submit our NDA to the FDA in 2019. With respect to JZP-507, while we believe that we have a path to obtain the data necessary to complete our planned NDA submission for JZP-507 by mid-2018, we may not be able to generate sufficient data on our anticipated timing, or at all, or may be required to conduct more extensive studies than we currently anticipate, either of which could delay or prevent submission of an NDA.
Any failure or delay in completing necessary clinical trials and conducting other activities, including chemistry, manufacturing and controls, or CMC, activities, that are required to complete our planned NDA submissions and obtain regulatory approval could materially and adversely affect our business, financial condition, results of operations and growth prospects. See the discussion under the heading “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A for a discussion of risks related to our clinical trials of JZP-110 and other product candidates. See also the discussions under the headings “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates” in this Part II, Item 1A.
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
Erwinaze is licensed from and manufactured for us by a single source, PBL, which is wholly owned by the U.K. Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483 issued to PBL in March 2016, citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. We attended a meeting with PBL and the FDA in the third quarter of 2017 to discuss the warning letter, and PBL continues to address the issues identified by the FDA in the warning letter. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
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

Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time through the remainder of 2017 and into 2018, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced supply disruptions in the third quarter of 2017 in the U.S. and certain other countries. We cannot predict whether the required remediation activities in connection with the January 2017 warning letter will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality or other manufacturing issues, regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,140 as of November 2017. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
For example, in July 2016 we made a substantial investment in Celator through the Celator Acquisition. The aggregate consideration for the Celator Acquisition was $1.5 billion. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. The FDA approved our NDA for Vyxeos in the U.S. on August 3, 2017, and we launched in the U.S. shortly thereafter. Our U.S. commercial launch is still at an early stage. We submitted an MAA to the EMA in the fourth quarter of 2017. If we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, or if sales of Vyxeos in the U.S., and in Europe following any regulatory approval, do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently announced that it expects to establish an expanded access program for the product in early 2018 and submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. The receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
The FDA has approved or tentatively approved ANDAs seeking to market generic versions of Xyrem, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. In addition, in connection with our settlement agreement with West-Ward in April 2017, we granted West-Ward the right to sell the West-Ward AG Product commencing on January 1, 2023, or earlier under certain circumstances, and granted West-Ward a license to launch its generic sodium oxybate product as early as six months thereafter. Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative formulation combined with a different delivery technology, and seek approval in the U.S. through a Section 505(b)(2) NDA approval pathway by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product. If Avadel successfully develops, obtains FDA approval of and launches this product candidate, we expect that the launch of the approved product would compete with Xyrem and could result in a substantial reduction of Xyrem net sales, which could have the additional negative effect of potentially triggering acceleration of market entry of the West-Ward AG Product or West-Ward’s own generic sodium oxybate product.
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
While there is currently no direct competition to Erwinaze to treat ALL patients with hypersensitivity to E. coli-derived asparaginase, other companies have developed or are developing new treatments for ALL, including new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed for ALL that may not include asparaginase-containing regimens. For example, a number of companies are developing new immunotherapy treatments for relapsed or refractory ALL patients, including one treatment that was recently approved. The development of these new treatments could negatively impact our ability to grow sales of Erwinaze in patient populations where the benefit of an asparaginase-containing regimen is not well established.
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
In addition, many of our competitors are able to deploy more personnel to market and sell their products than we do. We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. The continued growth of our current products and the launch of any future products may require expansion of our sales force and sales support organization, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner, or at all. In particular, we compete with a significant number of pharmaceutical and life sciences companies with extensive sales, marketing and promotional experience in hematology/oncology markets, and our failure to compete effectively in this area could negatively affect our sales of Erwinaze, Defitelio, Vyxeos and other products. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of our products. If our specialty sales force and sales organization are not appropriately sized to adequately promote any current or potential future products, the commercial potential of our current products and any future products may be diminished.
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
The existence of a patent will not necessarily prevent other companies from developing similar or therapeutically equivalent products or protect us from claims of third parties that our products infringe their issued patents, which may require licensing and the payment of significant fees or royalties. Competitors may successfully challenge our patents, produce similar products that do not infringe our patents, or manufacture products in countries where we have not applied for patent protection or that have a different scope of patent protection or that do not respect our patents. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents, our licensed patents or in third party patents.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreement with West-Ward, the potential launch of a generic version of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with four of the Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we and West-Ward submitted our April 2017 settlement agreement to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, including our April 2017 settlement with West-Ward, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. Our lawsuits against each of the Xyrem ANDA filers allege infringement of multiple patents, including the DDI patents, and seek a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe our patents. On January 17, 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction with divalproex sodium. The FDA stated that it did not need to reach the question of whether the drug-drug interaction information could have been excluded from the generic sodium oxybate REMS materials because it was approving a REMS in connection with a sodium oxybate ANDA including that information. We cannot predict whether or when one or more of the ANDA filers may pursue a challenge to the FDA’s response to the Citizen Petition or whether any such challenges would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that the generic sodium oxybate package insert or the generic sodium oxybate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product or instead require that party to pay damages in the form of lost profits or a reasonable royalty. For further discussion regarding these matters, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
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
We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017, and we cannot predict whether we will be able to obtain approval of our MAA for Vyxeos in Europe in a timely manner, or at all. The EMA has granted accelerated assessment of our MAA, but if we are unable to respond to any EMA questions or resolve any EMA issues relating to our regulatory application in a timely manner, we or the EMA could decide to convert our accelerated assessment review for Vyxeos to a standard review timetable, which could delay the approval of our MAA. In addition, if the EMA determines that our safety or efficacy data do not warrant marketing approval, we could be required to conduct additional clinical trials, which could be costly and time-consuming and could delay the approval of our MAA, or we may not be able to commercialize Vyxeos in Europe. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.
An approved drug product or drug candidate that has not yet been approved by the FDA or equivalent authorities in other countries may be subject to scheduling as a controlled substance under the U.S. Controlled Substances Act, or CSA, depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, or equivalent requirements in other countries, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the U.S. Department of Health and Human Services, or

HHS. We expect that JZP-110 will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of JZP-110 may be subject to a significant degree of regulation by the DEA.
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
As another example, the marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use. In January 2017, we enrolled the first patient in the Defitelio post-authorization study in the EU to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use. The FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial, or the Defitelio post-marketing trial, to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. If we fail to complete any of these post-marketing obligations, including our failure to satisfactorily complete the Defitelio post-authorization study, the ongoing validity of the marketing authorization may be called into question, our sales of and revenues from Defitelio could be materially adversely affected and our potential future maintenance and growth of the market for this product may be limited.
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
Moreover, legislative changes to or regulatory changes under the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. The nature and extent of any legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.
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
The FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee, or the PRAC, may propose to the Committee for Human Medicinal Products that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended, or withdrawn. An FDA Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action. For example, in April 2014, we received an FDA Form 483 at the conclusion of a pharmacovigilance inspection conducted by the FDA. The FDA Form 483 included observations relating to certain aspects of our adverse drug experience, or ADE, reporting system for all of our products, including Xyrem. We responded to the FDA Form 483 with a description of the corrective actions and improvements we had implemented before or shortly following the inspection and additional improvements that we planned to implement, and have now implemented, to address the observations in the FDA Form 483. In August 2014, the FDA issued an Establishment Inspection Report to us, which indicates that the inspection is closed. Although we have implemented improvements to our ADE reporting system, there can be no assurance that the FDA or other regulatory agencies will not identify additional matters in future pharmacovigilance inspections or that we will be able to adequately address any matters identified by the FDA or other regulatory agencies in the future, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU member states have the authority to require companies to conduct additional post-authorization efficacy studies and post-authorization safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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

The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use. In January 2017, we enrolled the first patient in the Defitelio post-authorization study in the EU to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use. The FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct the Defitelio post-marketing trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. Additionally, the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Vyxeos in August 2017, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. If we fail to complete any of these post-marketing obligations for Defitelio or Vyxeos, including our failure to satisfactorily complete post-marketing studies and trials, the ongoing validity of the marketing authorizations may be called into question, our sales of and revenues from Defitelio and Vyxeos could be materially adversely affected and our potential future maintenance and growth of the markets for these products may be limited.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the DOJ, the FTC, the United States Department of Commerce, or DOC, the OIG and other regulatory bodies, as well as governmental authorities in those non-U.S. countries in which we commercialize our products. In addition to the FDCA, other federal, state and non-U.S. statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our partners, including our suppliers and distributors and the central pharmacy for Xyrem, a controlled substance under the CSA, are also subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills and are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA, relevant state authorities or any comparable international requirements could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, fines, injunctions, or civil or criminal penalties, could result in, among other things, additional operating costs to us or delays in shipments outside or into the U.S. and could have an adverse effect on our business and financial condition.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities. Other states and cities require identification or licensing of sales representatives. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Outside the U.S., we are subject to similar regulations in those countries where we market and sell products.
In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. In October 2016, we received a second subpoena updating and further specifying document requests regarding support to 501(c)(3) organizations that provide financial assistance to Medicare patients and the provision of financial assistance for Medicare patients taking drugs sold by us. In February 2017, we received a third subpoena requesting documents regarding our support to a specific 501(c)(3) organization that established a fund for narcolepsy patients in January 2017.  Other companies have disclosed similar subpoenas and continuing inquiries. The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government. We are cooperating with this investigation, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies or offices. Any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support (including organizations that provide assistance to narcolepsy and chronic pain patients). Such investigations may also result in negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, Xyrem and Prialt and/or reduce coverage of Xyrem and Prialt, including by federal health care programs and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the U.K. Bribery Act. As further discussed below, the U.K. Bribery Act applies to any company incorporated in or “carrying on business” in the U.K., irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the U.K. Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, such as France and Belgium, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Several aspects of our business may subject us to antitrust scrutiny by the FTC or to civil litigation alleging violation of the antitrust laws. For example, the FTC has been paying increasing attention to the use of REMS by companies selling branded products, in particular to whether REMS may be being deliberately used to reduce the risk of competition from generic drugs in a way that may be deemed to be anticompetitive. The FDA has recently stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. It is possible that the FTC, the FDA, other governmental authorities or other third parties could claim or determine that we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2), from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition. Another area of potential antitrust scrutiny relates to the settlement of patent litigation with potential generic competitors. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we and West-Ward submitted our settlement agreement to the FTC and the DOJ for review. The FTC has publicly stated that, in its view, certain brand-generic settlement agreements violate the antitrust laws and has brought actions against certain branded and generic companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, including our April 2017 settlement with West-Ward, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We manufacture certain APIs, including the defibrotide drug substance, at our manufacturing facilities in Italy. In addition, we have engaged a third party supplier to process defibrotide into the finished product in Italy. Our manufacturing facilities and those of our third party manufacturer are subject to continuing regulation by the Italian Health Authority and other Italian regulatory authorities with respect to the manufacturing of APIs and drug products, including the defibrotide drug substance and its finished form. These facilities are also subject to inspection by the competent authorities of the EU member states and regulation by the EMA. Following initial approval in a jurisdiction, the competent authorities will continue to inspect our manufacturing facilities and those of our third party supplier, in some cases, unannounced, to confirm ongoing compliance with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures, and we and our third party suppliers will need to ensure that all of our processes, methods and equipment are compliant with cGMP. If these authorities determine that either our facilities or our third party supplier’s facility in Italy do not meet the standards of compliance required under applicable regulations, they may deny approval to manufacture our products, require us to stop manufacturing our products, deny approval to the sale of our products or suspend the sale of our products.
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
The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Additionally, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Several states have recently passed laws aimed at increasing transparency relating to drug pricing, and other states may do so in the future. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of

Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
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
In many countries, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. We began to commercialize Defitelio in certain European countries in 2014. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, on March 30, 2016, the FDA approved our NDA for defibrotide for the treatment of adult and pediatric patients with VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval, and our U.S. commercial launch is still at an early stage. On August 3, 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related AML or AML with myelodysplasia-related changes. We launched Vyxeos in the U.S. shortly after FDA approval, and the launch is at an early stage. Our ability to commercialize Defitelio and Vyxeos successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
As of September 30, 2017, we had total indebtedness of approximately $1.8 billion, which included $685.8 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
Our debt may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	result in dilution to our existing shareholders in the event exchanges of the Exchangeable Senior Notes are settled in our ordinary shares;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
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
The amended credit agreement provides for a $750.0 million principal amount term loan due in July 2021 and a $1.25 billion revolving credit facility, with any loans under such revolving credit facility due in July 2021, subject to early mandatory repayments under certain circumstances. The amended credit agreement contains various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:

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
The amended credit agreement also includes financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio. Our ability to comply with these financial covenants may be affected by events beyond our control. In addition, the covenants under the amended credit agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the amended credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility. A default under the amended credit agreement could also lead to a default under other debt agreements or obligations, including the indentures governing the Exchangeable Senior Notes.
In addition, the holders of the Exchangeable Senior Notes have the ability to require us to repurchase their notes for cash if we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution, or the delisting of our ordinary shares from The NASDAQ Global Select Market. Moreover, upon exchange of the Exchangeable Senior Notes, unless we elect to cause to be delivered solely ordinary shares to settle such exchange, we will be required to make cash payments in respect of the Exchangeable Senior Notes being exchanged. In this regard, it is our intent and policy to settle the principal amount of the Exchangeable Senior Notes in cash upon exchange. However, we may not have enough available cash or be able to obtain financing at the time we are required to make any required repurchases of surrendered Exchangeable Senior Notes or to pay cash upon exchanges of the Exchangeable Senior Notes. Our failure to repurchase the Exchangeable Senior Notes at a time when the repurchase is required by the indentures governing the Exchangeable Senior Notes or to pay any cash payable on future exchanges of the Exchangeable Senior Notes as required by the indentures governing the Exchangeable Senior Notes would constitute a default under that indenture. A default under those indentures could also lead to a default under other debt agreements or obligations, including the amended credit agreement. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the related indebtedness, which could have a material adverse effect on our financial condition and our business. In this regard, if we are unable to repay amounts under the amended credit agreement, the lenders under the amended credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
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
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $45.2 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at September 30, 2017. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Section 7874 of the Code limits our U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by certain taxable transactions.
Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses, or NOLs, to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, this limitation applies to us. As a result, after the Azur Merger, our U.S. affiliates have not been able and will continue to be unable, for a period of time, to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions. Notwithstanding this limitation, we plan to fully utilize our U.S. affiliates’ U.S. NOLs prior to their expiration. As a result of this limitation, however, it may take our U.S. affiliates longer to use their NOLs. Moreover, contrary to these plans, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent our U.S. affiliates from fully utilizing their U.S. tax attributes prior to their expiration if our U.S. affiliates do not generate sufficient taxable income.
Our U.S. affiliates’ ability to use their net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be subject to further limitations if we do not generate taxable income in a timely manner or if the “ownership change” provisions of Sections 382 and 383 of the Code result in further annual limitations.
Our U.S. affiliates have a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of

Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $274.0 million, before tax effect, for 2017, $142.0 million, before tax effect, for 2018 and a combined total of $341.7 million, before tax effect, for 2019 to 2032.
However, Sections 382 and 383 of the Code are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the IRS to confirm our analysis of the ownership change limitations related to the NOLs generated by our U.S. affiliates. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Sections 382 and 383 of the Code. If the IRS were to disagree with our analysis, or if our U.S. affiliates were to experience additional ownership changes in the future, we could be subject to further annual limitations on the use of the NOLs to offset potential taxable income and related income taxes that would otherwise be due.
Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us.
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the Code or the Treasury Regulations or other IRS guidance promulgated thereunder, including under Section 7874 of the Code, could adversely affect our status as a foreign corporation for U.S. federal tax purposes or could otherwise affect our effective tax rate, and any such changes could have prospective or retroactive application. Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. This legislation, if passed, could adversely affect us. In addition, the Trump Administration and many members of the U.S. Congress have called for comprehensive tax reform and have stated that U.S. tax reform should be a priority. However, the nature and extent of any legislative changes to the U.S. federal income tax regime, as well as their impact on us, are uncertain at this time. In this regard, on November 2, 2017, the U.S. House of Representatives Committee on Ways and Means released draft legislation known as the Tax Cuts and Jobs Act designed to reform the U.S. federal income tax regime. Although it is not possible to determine the impact of any tax reform on us, tax reform, if enacted, could adversely affect our effective tax rate and our results of operations and financial condition.
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
Our intangible assets and goodwill are significant. As of September 30, 2017, we had recorded $4.0 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a closing price high of $162.01 on April 27, 2017 and low of $96.74 on November 3, 2016 during the period from December 31, 2015 through September 30, 2017. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
In addition, the market price of our ordinary shares may decline if the effects of our transactions, including the Celator Acquisition and/or potential future acquisitions, on the financial results of our company are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of the Exchangeable Senior Notes who may view the Exchangeable Senior Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of the Exchangeable Senior Notes.
Future sales of our ordinary shares in the public market could cause our share price to fall.
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of October 31, 2017, we had 59,950,496 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of the Exchangeable Senior Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
Our articles of association, shareholder rights agreement, Irish law and the indentures governing the Exchangeable Senior Notes contain provisions that could delay or prevent a takeover of us by a third party.
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
In addition to our articles of association and the rights agreement, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent, and the shareholder approval requirements for certain types of transactions differ from those in the U.S., and in some cases are greater, under Irish law. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indentures governing the Exchangeable Senior Notes require us to repurchase the Exchangeable Senior Notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of 2021 Notes or 2024 Notes. A takeover of us may trigger the requirement that we purchase the Exchangeable Senior Notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
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
In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0% of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the U.S., an exemption from this stamp duty is available in respect of transfers by shareholders who hold our ordinary shares beneficially through brokers which in turn hold those shares through the Depository Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by or to a record holder who holds our ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Irish Companies Act 2014 or any other applicable law permits, may, or may provide that a subsidiary of ours will, pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of our ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of our subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or our subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.
Dividends paid by us may be subject to Irish dividend withholding tax.
In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders that are resident in the U.S., EU countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish dividend withholding tax so long as the shareholder has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.
Until recently, our auditor, like other independent registered public accounting firms operating in Ireland and a number of other European countries, was not subject to inspection by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, our investors have not had the benefits of PCAOB oversight.
As an auditor of companies that are publicly-traded in the U.S. and as a firm registered with the PCAOB, our independent registered public accounting firm is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and the professional standards of the PCAOB. However, because our auditor is located in Ireland, a jurisdiction where until recently the PCAOB was unable to conduct regular inspections, our auditor has not been subject to inspection by the PCAOB. In October 2017, the PCAOB entered into a cooperative agreement with the Irish Auditing and Accounting Supervisory Authority, permitting the PCAOB to conduct inspections of auditors in Ireland, effective immediately.
Inspections of other auditors conducted by the PCAOB outside of Ireland have at times identified deficiencies in those auditor’s audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in Ireland historically had prevented the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. In addition, the inability of the PCAOB to conduct auditor inspections in Ireland had made it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors located outside of Ireland that are subject to regular PCAOB inspections. As a result, our investors have been deprived of the benefits of PCAOB inspections, including with respect to our reported financial information and procedures and the quality of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2017	58,000	$156.21	58,000	$241,612,487
August 1 - August 31, 2017	51,000	$149.98	51,000	$233,964,552
September 1 - September 30, 2017	59,000	$150.13	59,000	$225,108,062
Total	168,000	$152.18	168,000
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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

4.5A
Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on August 23, 2017).

4.5B
Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on August 23, 2017).

10.1†
Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017)

10.2	Commercial Lease, dated as of September 28, 2017, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: November 7, 2017

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Senior Vice President, Finance (Principal Accounting Officer)