Form 10-K
period 2017-12-31
Jazz Pharmaceuticals plc
filed 2018-02-27
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33500

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1032470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Fifth Floor, Waterloo Exchange
Waterloo Road, Dublin 4, Ireland
011-353-1-634-7800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Stock Market LLC
Ordinary share purchase rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,713,735,825 based upon the last sale price reported for the registrant’s ordinary shares on such date on The NASDAQ Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 16,931,148 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 20, 2018, a total of 59,803,396 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2017 ANNUAL REPORT ON FORM 10-K

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Prialt® (ziconotide) intrathecal infusion, CombiPlex® and Vyxeos® (daunorubicin and cytarabine) liposome for injection. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC.

Our strategy is to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying and investing in growth opportunities such as new treatment indications and new geographic markets;

•	Acquiring or licensing rights to clinically meaningful and differentiated products on the market or product candidates at various stages of development; and

•	Pursuing targeted development of post-discovery differentiated product candidates.

We apply a disciplined approach to allocating our resources between investments in our current commercial and development portfolio and acquisitions or in-licensing of new assets.
In 2017, we continued to increase our focus on research and development activities and achieved meaningful milestones in our clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
Solriamfetol (JZP-110)	Excessive sleepiness, or ES, in obstructive sleep apnea, or OSA
Submitted a new drug application, or NDA, to the FDA in fourth quarter of 2017; preparing to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in late 2018

Solriamfetol (JZP-110)	ES in narcolepsy	Submitted an NDA to the FDA in fourth quarter of 2017; preparing to submit an MAA to EMA in late 2018
Solriamfetol (JZP-110)	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017; targeting completion of enrollment by late 2018
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy	Expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in mid-2018
JZP-507	EDS and cataplexy in narcolepsy	Expect to be ready to submit an NDA to the FDA as early as mid-2018
JZP-258	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial in first quarter of 2017; expect to complete enrollment in fourth quarter of 2018; subject to results of trial, expect to submit an NDA to the FDA in 2019
JZP-258	Idiopathic hypersomnia, or IH	Expect to initiate Phase 3 trial in second half of 2018
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	High-risk AML	Submitted an MAA to the EMA in fourth quarter of 2017
Vyxeos	Myelodysplastic syndrome, or MDS	Preparing for Phase 2 trial with cooperative group with planned initiation in second half of 2018
Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of acute Graft versus Host Disease, or aGvHD, following HSCT	First patient enrolled in Phase 2 proof of concept trial in first quarter of 2018
Defibrotide	Transplant-associated thrombotic microangiopathy, or TA-TMA	Expect to activate sites in pivotal Phase 2 trial in fourth quarter of 2018
Asparaginase	ALL and other hematological malignancies	Evaluation of early-stage product candidates
CombiPlex combinations	Oncology/hematological disorders	Pre-clinical evaluation of oncology therapeutic combinations
We are also engaged in a number of licensing and collaboration agreements with third parties for the development of product candidates. For more information, see “Business—Research and Development” in this Part I, Item 1.

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
It is estimated that narcolepsy affected approximately 1 in 2,000 people in the U.S., or approximately 160,000 people, in 2017. We believe that fewer than half of those people have been definitively diagnosed with narcolepsy. In the fourth quarter of 2017, the average number of active Xyrem patients in the U.S. was approximately 13,525 patients, and we believe that there are significantly more narcoleptic patients with cataplexy and/or EDS who might benefit from treatment with Xyrem. In an effort to reach more patients, we continue to implement initiatives such as outreach to prescribers who treat narcolepsy, physician/healthcare provider education, enhanced patient and physician support services and unbranded disease awareness programs for the public.
In 2017, net product sales of Xyrem were $1,186.7 million, which represented 74% of our total net product sales.
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
We have an agreement with Express Scripts Specialty Distribution Services, Inc., or Express Scripts, to exclusively distribute Xyrem in the U.S. and provide patient support services related to Xyrem. Our agreement with Express Scripts, which has been in effect since July 2002, expires on July 1, 2019, subject to a one-year extension at Jazz’s discretion. The agreement may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party. We own all standard operating procedures, business rules and the related intellectual property for the services Express Scripts provides related to patient support programs. The agreement provides for Express Scripts to assist in the orderly transfer of the services that Express Scripts provides to us and the related intellectual property, including intellectual property related to the patient database, to any new pharmacy that we may engage.
Xyrem is currently sold in 21 countries by UCB Pharma Limited, or UCB (which has rights to market Xyrem in 54 countries), and, as of January 1, 2018, we directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. We had previously licensed the Canadian marketing rights to Xyrem to Valeant Canada Limited, or Valeant, and supplied Xyrem to Valeant.
Nine companies have filed abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court, asserting that such generic products would violate our patents covering Xyrem. We have settled lawsuits against five of the ANDA filers, including the first filer, Roxane Laboratories, Inc., which was acquired by West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward. We granted West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. In a separate settlement with Par Pharmaceutical, Inc., or Par, we granted Par the right to sell a limited volume of AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of West-Ward’s AG Product launch date. Each of Par and the other three settling filers have been granted a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another party of a generic sodium oxybate product under its ANDA. We cannot predict the timing or outcome of the ongoing ANDA litigation proceedings against the remaining non-settling ANDA filers. For a description of these and other legal proceedings and settlement agreements related to Xyrem, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
In January 2017, the FDA approved West-Ward’s ANDA for a generic sodium oxybate product. The FDA’s letter approving West-Ward’s ANDA notes that, as the first ANDA applicant, West-Ward is eligible for 180 days of generic drug exclusivity. West-Ward’s ANDA approval also includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS on the condition that the REMS approved with West-Ward’s ANDA, or the generic sodium oxybate REMS, be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. The FDA has also tentatively approved two additional ANDAs for generic sodium oxybate products.
The actual timing of any commercial launch of an AG Product or a generic sodium oxybate product is uncertain. We expect that the launch of any generic sodium oxybate product, including any AG Product, or the approval and launch of other products that compete with Xyrem, would be likely to have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.  For discussion regarding the risks associated with our ANDA settlement agreements, the approval and tentative approval of ANDAs, the potential launch of AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business—Government Regulation—The Hatch-Waxman Act” and “Business—Competition” in this Part I, Item 1 and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
Xyrem is a controlled substance in the U.S., subject to regulation by the U.S. Drug Enforcement Administration, or DEA, under the Controlled Substances Act, or CSA. Therefore, its manufacturing and distribution are highly restricted. The API for Xyrem is manufactured for us by a single source supplier. The finished product for Xyrem is manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based Xyrem supplier. For more information regarding Xyrem supply, see “Business—Manufacturing” in this Part I, Item 1 and the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10‑K.
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
ALL is the most common childhood cancer. The American Cancer Society estimates that between 5,000 to 6,000 new cases of ALL will be diagnosed in the U.S. in 2018. Based on data from the U.S. National Cancer Institute and the U.S. Census Bureau available in 2015, we estimate that approximately 50% of ALL patients were diagnosed under age 15 and approximately 20% were diagnosed between 15 and 39 years of age. A study published by Dana Farber Cancer Institute, with median follow-up of 57 months, concluded that the intensive use of high-dose asparaginase has an important role in the treatment of children with ALL. Data reported in two separate papers published in Pediatric Blood & Cancer and Journal of Clinical Oncology, respectively, suggest that up to 20% of ALL patients may develop hypersensitivity to E. coli-derived asparaginase. Current treatment guidelines and protocols recommend switching a patient receiving E. coli-derived asparaginase to treatment with Erwinaze if the patient’s hypersensitivity reaction to the E. coli-derived asparaginase is Grade 2-4, indicating that the hypersensitivity reaction has resulted in an intervention or interruption in infusion occurring in the patient’s treatment regimen. While pediatric treatment protocols commonly include asparaginase, adult protocols do not. In addition, we believe that Erwinaze has the potential for use in patients with silent hypersensitivity, a situation in which E. coli-derived asparaginase may induce antibodies that can neutralize the enzyme or increase its clearance, thereby depriving patients of its therapeutic benefits without manifesting the clinical symptoms of hypersensitivity.
Erwinaze was originally developed by Public Health England, a national executive agency of the United Kingdom, or UK. First approved by the FDA under a biologics license application, or BLA, for administration via intramuscular injection in conjunction with chemotherapy, Erwinaze was launched in the U.S. in November 2011. In December 2014, the FDA approved a supplemental BLA for administration of Erwinaze via intravenous infusion in conjunction with chemotherapy. In Europe and elsewhere around the world, Erwinase is sold pursuant to marketing authorizations, named patient programs, temporary use authorizations or similar authorizations. Erwinaze is exclusively licensed to us for worldwide marketing, sales and distribution by Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Secretary of State for Health. PBL also manufactures the product for us and is our sole supplier for Erwinaze. We are obligated to make tiered royalty payments to PBL based on worldwide net sales of Erwinaze. Our license and manufacturing agreement with PBL expires in December 2020, subject to automatic five-year extensions unless terminated by either party in writing by December 2018. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension.
Erwinaze has been granted orphan drug exclusivity by the FDA for the treatment of ALL in the U.S. until November 2018, and we believe that it is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the U.S. Biologics Price Competition and Innovation Act, or BPCIA.
In 2017, net product sales of Erwinaze were $197.3 million, which represented 12% of our total net product sales.
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
Defibrotide has been developed for the treatment and prevention of VOD, a potentially life-threatening complication of HSCT. Stem cell transplantation is a frequently used treatment modality for hematologic cancers and other conditions in both adults and children. Certain conditioning regimens used as part of HSCT can damage the cells that line the hepatic vessels, which is thought to lead to the development of VOD, also referred to as SOS, a blockage of the small vessels in the liver, that can lead to liver failure and potentially result in significant dysfunction in other organs such as the kidneys and lungs. Severe VOD is the most extreme form of VOD and is associated with multi-organ failure and high rates of morbidity and mortality. An analysis of retrospective data, prospective cohort studies and clinical trials published between 1979 and 2007 found that the 100-day mortality rate in severe VOD cases is greater than 80%. Based on data from published surveys and our market research, we estimate that, in Europe, approximately 35,600 patients will undergo HSCT in 2018, approximately 5,300 will be considered at high risk for the development of VOD, and the incidence of VOD will be approximately 2,800 patients; in the U.S., we estimate that approximately 21,600 patients will undergo HSCT in 2018, approximately 3,400 will be considered at high risk for the development of VOD, and the incidence of VOD will be approximately 1,000 to 2,000 patients. Our review of relevant literature and market research also suggests that about one-third to two-thirds of VOD patients may be eligible for treatment using defibrotide.
In October 2013, the European Commission, or EC, granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe VOD in adults and children undergoing HSCT. Defitelio is also the only approved treatment for this potentially life-threatening condition in the European Union, or EU. We launched Defitelio in certain European countries beginning in 2014 and continue to launch the product in additional European countries on a rolling basis. In those European markets where Defitelio is approved but not yet launched, our medical science liaisons and medical directors respond to medical information requests regarding defibrotide and provide information consistent with local treatment protocols. We intend to eventually commercialize Defitelio in all European markets where it has marketing authorization. We also continue to provide patients access to defibrotide where it is not commercially available outside the U.S. on a named patient basis.
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
In March 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval. In July 2017, we obtained regulatory approval of defibrotide in Canada, and we launched the product in Canada in the third quarter of 2017.
Defibrotide has been granted orphan drug designation by the EC and the Korean Ministry of Food and Drug Safety to treat and prevent VOD. The Commonwealth of Australia-Department of Health has granted defibrotide orphan drug designation for the treatment of VOD. In addition, the EC granted orphan drug designation to defibrotide for the prevention of aGvHD, another potentially fatal complication of HSCT that afflicts up to 50% of all donor transplant patients. We are also developing defibrotide for other potential indications. For more information regarding defibrotide development activities, see “Business—Research and Development” in this Part I, Item 1.
In 2017, Defitelio/defibrotide product sales were $133.7 million, which represented 8% of our total net product sales.
Vyxeos
Vyxeos is a liposome formulation of a fixed combination of daunorubicin and cytarabine for intravenous infusion that is indicated for the treatment of adults with newly-diagnosed t-AML or AML-MRC and has been shown to have synergistic effects at killing leukemia cells in vitro and in animal models. Vyxeos is the first injectable fixed ratio, drug delivery combination oncology product based on our CombiPlex technology platform approved by the FDA.
AML is a rapidly progressing and life-threatening blood cancer that begins in the bone marrow, which produces most of the body's new blood cells.  AML cells crowd out healthy cells and move aggressively into the bloodstream to spread cancer to other parts of the body.  AML is a relatively rare disease representing 1.3% of all new cancer cases. The American Cancer Society has estimated that more than 20,000 people would be diagnosed with AML in the U.S. and nearly 11,000 people would die from the disease in the U.S. in 2018.  The median age at diagnosis is 68 years old, with rising age associated with a progressively worsening prognosis.  There is also a reduced tolerance for intensive chemotherapy as patients age.  AML has the lowest survival rate of any form of leukemia.  Patients with newly diagnosed t-AML or AML-MRC may have a particularly poor prognosis.
In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed t-AML or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017. We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017 for the treatment of t-AML or AML-MRC.
Vyxeos has been granted orphan drug exclusivity by the FDA until August 2024 for the treatment of adults with newly-diagnosed t-AML or AML-MRC and has received orphan drug designation by the EC for the treatment of AML. For more information regarding our CombiPlex technology platform and Vyxeos development, see “Business—Research and Development” in this Part I, Item 1.
In 2017, Vyxeos product sales were $33.8 million, which represented 2.1% of our total net product sales.
Prialt and other products
We commercialize Prialt, an intrathecally administered infusion of ziconotide, approved by the FDA in December 2004 for the management of severe chronic pain in patients for whom intrathecal therapy is warranted, and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. Intrathecal therapy is the delivery of the drug into the intrathecal space in the spine through an infusion system comprised of a programmable infusion pump and catheter. For most patients who achieve good pain relief and tolerability with Prialt, pain relief can be maintained over time without cumulative toxicity. Prialt is the only FDA-approved non-opioid intrathecal analgesic. We have worldwide rights to Prialt, excluding certain countries outside of the U.S. licensed by Eisai Co. Limited, or Eisai, from Elan Pharmaceuticals, Inc. (subsequently acquired by Perrigo Company plc) in May 2010. We sell the product in the U.S., and we supply Prialt to Eisai, which sells the product in certain countries outside of the U.S.
We also sell psychiatry and other products in the U.S.

Research and Development
Our development projects currently include clinical development of new product candidates, activities related to line extensions for existing products and the generation of additional clinical data for existing products in our sleep and hematology/oncology therapeutic areas.
In the sleep therapeutic area, we have the following ongoing and planned development activities:

•	Solriamfetol (JZP-110)
Phase 3 Clinical Trials and NDA Submission.  Solriamfetol is a late-stage investigational compound being developed for potential treatment of ES in patients with narcolepsy and ES in patients with OSA. We acquired worldwide development, manufacturing and commercial rights to solriamfetol from Aerial BioPharma LLC, or Aerial, in January 2014, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights. We conducted two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In the second quarter of 2017, we presented positive efficacy results along with safety results from our two Phase 3 clinical trials in patients with ES associated with OSA and one Phase 3 clinical trial in patients with ES associated with narcolepsy. In addition, we enrolled approximately 640 patients from our Phase 2 and Phase 3 clinical trials in an ongoing open label extension trial evaluating the long-term safety and maintenance of efficacy of solriamfetol, and we have completed the interim data analysis in this trial. We submitted an NDA to the FDA in the fourth quarter of 2017 to seek approval for solriamfetol in the treatment of ES associated with OSA and ES associated with narcolepsy. In the event our NDA is approved, we expect that solriamfetol will be subject to scheduling by the DEA, which will need to be completed after approval of our NDA, but before it can be commercially launched. We are preparing to submit an MAA to the EMA for solriamfetol in late 2018.
Phase 2 Clinical Trial.  We commenced patient enrollment in a Phase 2 clinical trial of solriamfetol in patients with ES associated with Parkinson’s disease in the U.S. in the first quarter of 2017 and are targeting completion of enrollment in late 2018. We expect to enroll approximately 50 adult patients in this trial. There are no FDA-approved therapies for ES in Parkinson’s disease in the U.S.
Other Activities.  We are also evaluating future pipeline expansion opportunities for solriamfetol in other disorders and conditions, as well as opportunities for geographic expansion.

•	Xyrem
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

•	JZP-507
JZP-507 is an investigational new drug candidate with a 50% reduction in sodium content compared to Xyrem that in a pilot study has demonstrated bioequivalence to Xyrem. We are investigating JZP-507 for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We expect to be ready to submit an NDA to the FDA as early as mid-2018. We believe that JZP-507 would offer a clinically meaningful benefit to patients compared to Xyrem.

•	JZP-258
Phase 3 Clinical Trial in Narcolepsy. JZP-258 is an investigational new drug candidate that contains 90% less sodium than Xyrem and is being developed for the potential treatment of both narcolepsy with cataplexy and EDS in narcolepsy. We believe that JZP-258 would offer a clinically meaningful benefit to patients compared to Xyrem. We enrolled the first patient in a Phase 3 clinical trial of JZP-258 in the EU and U.S. in the first quarter of 2017 and expect to complete enrollment in the fourth quarter of 2018. Subject to the results of this trial, we anticipate submitting an NDA to the FDA in 2019.
Planned Phase 3 Clinical Trial in IH. IH is a chronic, neurological disorder that is primarily characterized by EDS. There are no FDA-approved therapies for IH in the U.S. We expect to initiate a Phase 3 clinical trial to evaluate JZP-258 in the treatment of IH in the second half of 2018.
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
MAA Submission. We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017 for the treatment of t-AML or AML-MRC. The EMA granted accelerated assessment of the MAA for Vyxeos; accelerated assessment is granted for products expected to be of major interest for public health and can potentially shorten the duration of the EMA’s review by up to six months. Vyxeos has received orphan drug designation by the EC for the treatment of AML.
Planned Phase 2 Cooperative Group MDS Clinical Trial. Myelodysplasia syndromes are hematopoietic stem cell disorders that are characterized by blood cell dysplasias and ineffective hematopoiesis. For most patients, MDS will lead to progressive marrow failure with profound cytopenias. In some patients, MDS will evolve into AML. We are preparing for a Phase 2 clinical trial with a cooperative group to evaluate Vyxeos in the treatment of MDS, with planned initiation in the second half of 2018.
Other Activities. We are also assessing the potential for approval of Vyxeos in other countries and for development of Vyxeos in additional indications.

•	Defibrotide
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
Phase 2 aGvHD Clinical Trial. We enrolled the first patient in a Phase 2 proof of concept trial to evaluate defibrotide for the prevention of aGvHD following HSCT in the first quarter of 2018.
Planned Pivotal Phase 2 TA-TMA Clinical Trial. We expect to activate sites in a pivotal Phase 2 clinical trial to evaluate defibrotide in the treatment of TA-TMA in the fourth quarter of 2018.
Other Activities.  We are also evaluating the potential of defibrotide in additional post-HSCT complications, as well as its potential utility in other serious, life-threatening conditions.

•	Asparaginase Programs. We are pursuing activities related to the development of improved products, including recombinant crisantaspase, for patients with ALL or other hematological malignancies.

•
CombiPlex. CombiPlex is a technology platform that enables the design and rapid evaluation of various combinations of therapies to deliver enhanced anti-cancer activity.  CombiPlex seeks to identify the most synergistic ratio of drugs in vitro and fix this ratio in a nano-scale delivery complex that maintains the synergistic combination after administration.  CombiPlex utilizes two proprietary nano-scale delivery platforms: liposomes to control the release and distribution of water-soluble drugs and drugs that are both water- and fat-soluble (amphipathic), and nanoparticles to control the release and distribution of non-water-soluble (hydrophobic) drugs. We are evaluating the use of CombiPlex in a number of therapeutic combinations in oncology.

We have also entered into in a number of licensing and collaboration agreements, including:

•
ImmunoGen. In August 2017, we entered into a collaboration and option agreement with ImmunoGen, Inc., or ImmunoGen, granting us rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related antibody-drug conjugate, or ADC, programs, IMGN779 and IMGN632, as well as an additional ADC program to be designated during the term of the agreement. IMGN779 is a CD33-targeted ADC that ImmunoGen is investigating for the treatment of AML, and IMGN632 is a CD123-targeted ADC that ImmunoGen is investigating for the treatment of hematological malignancies, including AML and blastic plasmacytoid dendritic cell neoplasm. Both IMGN779 and IMGN632 are in Phase 1 testing.

•
Pfenex. In July 2016, we entered into an agreement with Pfenex, Inc., or Pfenex, granting us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate. This agreement was amended in December 2017.

•
XL-protein. In May 2017, we entered into a license agreement with XL-protein GmbH, or XLp, for the rights to develop, manufacture and commercialize products using XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates.

We recorded research and development expenses of $198.4 million, $162.3 million and $135.3 million in 2017, 2016 and 2015, respectively. We also recorded charges of $85.0 million, $23.8 million and $0.0 million to in-process research and development in 2017, 2016 and 2015, respectively.

Sales and Marketing
We have commercial operations primarily in the U.S. and Europe. In the U.S., our products are marketed through our commercial teams, including approximately 160 trained, experienced sales professionals who promote Xyrem, Erwinaze, Defitelio, Vyxeos and Prialt directly to physicians in specialties appropriate for each product. We also provide reimbursement support for all of our U.S. products.
Outside of the U.S., our hematology and oncology sales force has approximately 25 hematology field specialists responsible for promoting Erwinase and Defitelio in approved markets where we commercialize these products. In those markets where Erwinase and Defitelio are not currently approved, approximately 24 medical science liaisons and nine medical directors are responsible for responding to medical information requests and for providing information consistent with local treatment protocols. We also utilize distributors in certain markets outside the U.S. where we do not market our products directly, as further described in “Business—Customers and Information About Geographic Areas” in this Part I, Item 1.

Our commercial activities include marketing-related services, distribution services and commercial support services. We employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
We have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. We believe that the size of our sales force is appropriate to effectively reach our target audience for our marketed products in the specialty markets in which we currently operate. We promote Defitelio, Erwinaze and Vyxeos to many hematology and oncology specialists who operate in the same hospitals, and we believe that we benefit from operational synergies from this overlap. Continued growth of our current marketed products and the launch of any future products, including Vyxeos in Europe and solriamfetol, may require further expansion of our sales force and sales support organization in the U.S. and internationally.

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
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. Other companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation or an alternative delivery technology, and seek approval in the U.S. through a Section 505(b)(2) NDA approval pathway that allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product, and rely to some degree on the previously-approved product’s safety and efficacy data.
Our products and product candidates may also compete in the future with new products currently under development by others. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products that may render our products obsolete or noncompetitive. In particular, certain of our products and product candidates face or may face competition as described below:

•
Xyrem. While Xyrem is the only product approved by the FDA and currently marketed in the U.S. for the treatment of both cataplexy and EDS in patients with narcolepsy, nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, the FDA has approved or tentatively approved three ANDAs and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. We settled ANDA patent lawsuits against five ANDA filers and, in connection with those settlement agreements, we granted each of the settling filers rights to sell an AG Product and/or its own generic sodium oxybate product as described elsewhere in this Annual Report on Form 10-K. We have ongoing patent lawsuits against the remaining ANDA filers and cannot predict the specific timing or outcome of events with respect to those and other proceedings with such filers or whether there will be additional ANDA filers. Accordingly, the actual timing of any commercial launch of an AG Product or a generic sodium oxybate product is uncertain.

In addition to generic competition, other companies could develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or a different delivery technology, and seek approval in the U.S. by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. For example, Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product has announced that it expects to establish an expanded access program for the product in early 2018 and to submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. The receipt of marketing approval and commercialization of this product, Avadel’s product or other products that may be approved in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, reduce Xyrem sales, which could have the additional effect of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described elsewhere in this Annual Report on Form 10-K.
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
For further discussion regarding legal proceedings related to Xyrem, the risks associated with our ANDA settlement agreements, the approval and tentative approval of ANDAs, the potential launch of AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business—Government Regulation—The Hatch-Waxman Act” in this Part I, Item 1, the risk factors under the heading “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” Risks Related to Our Intellectual Property” and the risk factor under the heading “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in Part I, Item 1A of this Annual Report on Form 10‑K and “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10‑K.

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

•
Vyxeos. AML, the cancer indication for which we commercialize Vyxeos, has alternative established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  The existing options for the treatment of newly-diagnosed t-AML patients who can tolerate chemotherapy include cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products that have been recently approved by the FDA or are in development for use as treatment options for AML patients, such as targeted agents (FLT-3, IDH-1, IDH-2, CD-33, CAR T‑cell). Some of the patient populations being studied for these products in development overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.  The existence of established treatment options and the development of competing products for the treatment of newly-diagnosed t-AML or AML-MRC could negatively impact our ability to successfully commercialize Vyxeos and achieve the level of sales we expect.

•
Solriamfetol. With respect to solriamfetol, other treatments for ES in patients with narcolepsy include stimulants and wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware of off-label uses of stimulants for ES in patients with OSA. Solriamfetol, if approved by the FDA, will likely face competition from this genericized market. In addition, we are aware of several other products in development for use as potential treatment options for ES in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.

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

Customers and Information About Geographic Areas
In the U.S., our lead marketed product, Xyrem, is sold to one specialty pharmacy, Express Scripts, which ships Xyrem directly to patients. Erwinaze, Defitelio and Vyxeos are sold to hospitals through a specialty distributor, McKesson Corporation. Prialt is sold in the U.S. through an exclusive pharmacy to other pharmacies and medical facilities, and our other products are sold in the U.S. primarily to distributors who distribute the product to pharmacies and hospitals. We have distribution services agreements made in the ordinary course of business with these distributors, which include prompt payment discounts and various standard service fees or rebate arrangements. Purchases are made on a purchase order basis.
Outside of the U.S., we distribute Erwinase through Durbin PLC, a UK-based wholesaler and distributor, to hospitals and local wholesalers in Europe where we market Erwinase directly and, in markets where we do not market Erwinase directly, to local distributors and wholesalers in Europe and elsewhere in the world. We distribute Defitelio in European countries where the product has been launched commercially primarily through IDIS Limited, or IDIS, a UK-based distributor. We also work with IDIS and a number of local distributors in Europe and elsewhere in the world to distribute defibrotide on a named patient basis. Xyrem is currently sold in 21 countries by UCB (which has rights to market Xyrem in 54 countries), and, as of January 1, 2018, we directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. We had previously licensed the Canadian marketing rights to Xyrem to Valeant and supplied Xyrem to Valeant.
Eisai has rights to market Prialt in numerous countries outside of the U.S. While we retain the rights to Prialt in the remaining non-U.S. territories, we are not currently selling the product outside of the U.S.
Information on our total revenues by product, attributed to U.S. and non-U.S. sources and attributed to customers who represented at least 10% of our total revenues in each of 2017, 2016 and 2015, as well as the location of our long-lived assets, is included in Note 16 to our consolidated financial statements in this Annual Report on Form 10-K.
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

Manufacturing
We received FDA approval of our manufacturing and development facility in Athlone, Ireland in June 2016, and we commenced commercial operations at this facility in the third quarter of 2016. We are using this facility for the manufacture of Xyrem and development-stage product candidates, including JZP-507 and JZP-258, and we expect to manufacture these products commercially at our Athlone facility should these candidates receive regulatory approval. However, other than our Athlone facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates, or their APIs, or packaging capability.

As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers, in most cases single source suppliers, being able to meet our ongoing commercial and clinical trial needs.
Lead Marketed Products
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
Erwinaze. Erwinaze is exclusively licensed to us, and manufactured for us, by PBL, a company that is wholly owned by the UK Secretary of State for Health, which is our sole supplier for Erwinaze. Our license and manufacturing agreement with PBL expires in December 2020, subject to automatic five-year extensions unless terminated by either party in writing by December 2018. Either party has the right to terminate the agreement in the event of the other party’s uncured material breach or insolvency. We provide periodic rolling forecasts to PBL, and a portion of each rolling forecast constitutes a firm purchase order. The Erwinaze BLA includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL.
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. PBL continues to address the issues identified by the FDA in the warning letter. In the UK, where PBL’s manufacturing facilities are located, PBL is subject to similar inspections conducted by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA. Following a site inspection of PBL by MHRA in December 2017, MHRA issued an inspection report listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. In January 2018, PBL filed a response to the report with the MHRA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA and MHRA or whether the FDA and MHRA will be satisfied with PBL’s responses. Any failure by PBL to respond to the satisfaction of the FDA and MHRA could result in enforcement actions by the FDA or MHRA, including the FDA refusing admission of Erwinaze into the U.S.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. We are working with PBL to address the production delays and quality challenges, and related regulatory scrutiny. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we have been experiencing temporary supply disruptions in the first quarter of 2018 in the U.S. and other countries. We cannot predict whether the required remediation activities in connection with the January 2017 FDA warning letter or the December 2017 MHRA report will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
If quality, manufacturing or regulatory issues persist and result in a disruption to supply or capacity constraints, under our agreement with PBL, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or disruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Defitelio/defibrotide. We are our sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide drug compound. We manufacture the defibrotide compound in a single facility located in Villa Guardia, near Como, Italy. Patheon currently processes the defibrotide compound into its finished vial form under a specific product agreement entered into under an agreement with Patheon. Patheon is the sole provider of our commercial and clinical supply of Defitelio; however, we are not required to purchase Defitelio exclusively from Patheon. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
Vyxeos. Vyxeos is manufactured using our CombiPlex technology platform, which we acquired through the acquisition of Celator Pharmaceuticals, Inc. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Our manufacturing agreement with Baxter expires in August 2022, subject to automatic three-year renewal terms, unless terminated by either party 24 months’ prior to the end of the initial term or any renewal term. Either party has the right to terminate the agreement for breach, subject to customary cure periods, and either party may terminate the agreement immediately in the event of the other party’s insolvency. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable.
Product Candidates
Siegfried has supplied us with both the API and finished product for our development activities involving solriamfetol, including our Phase 3 clinical trials. We expect that Siegfried will manufacture and supply solriamfetol drug product for commercial sale if solriamfetol receives regulatory approval and that, in the short term, Siegfried will be the sole provider of our commercial supply of solriamfetol. We also expect that solriamfetol will be subject to scheduling by the DEA, which will need to be completed after NDA approval, and depending on DEA’s scheduling classification, we may be required to obtain a DEA quota for Siegfried to manufacture solriamfetol. For information related to DEA quota requirements, see “Business—Government Regulation—Other Regulatory Requirements—Controlled Substance Regulations” in this Part I, Item 1. If Siegfried does not or is not able to supply us with solriamfetol for any reason, including due to a failure to obtain any necessary DEA quotas, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our anticipated revenues from an approved solriamfetol product.
JZP-507 and JZP-258 are currently manufactured at our Athlone facility, and we expect to manufacture these products commercially at our Athlone facility should these candidates proceed through development and receive regulatory approval.  Certain of our other product candidates and their APIs are supplied to us by third party contract manufacturers.
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
The patents and patent applications that relate to our lead marketed products and product candidates include:

•
Xyrem. We have 22 patents in the U.S. relating to Xyrem that expire at various times from December 2019 to March 2033, of which 18 are listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. These patents relate to Xyrem’s stable and microbially resistant formulation, its manufacturing process, its method of use, including its restricted distribution system, and its method of administration. Of the patents listed in the Orange Book, five are formulation patents expiring between December 2019 and July 2020; seven are associated with the Xyrem REMS, expiring between December 2022 and June 2024; three are method of use patents covering Xyrem’s use in narcolepsy, which expire in December 2019; and three are method of administration patents relating to a drug-drug interaction, or DDI, between Xyrem and divalproex sodium expiring in March 2033. Four patents are not listed in the Orange Book but also relate to Xyrem: two for methods for making the formulation expiring December 2019, one for a distribution system expiring June 2024 and one for method of administration expiring March 2033. We have received a pediatric written request from the FDA, and we intend to submit the results of a pediatric clinical study in response to this request. If the FDA determines that the submission meets the terms and conditions of the written request, then six months of pediatric exclusivity will be added to the term of each patent listed for Xyrem in the Orange Book. A Xyrem formulation patent has issued in multiple non-U.S. countries and will expire in December 2019. In November 2017, the European Patent Office issued a patent related to the method of administration of Xyrem relating to the DDI between Xyrem and divalproex sodium, expiring in February 2034. In addition to our issued patents, we have patent applications relating to Xyrem pending in the U.S. and other countries.

Nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the District Court asserting that such generic products would violate our patents covering Xyrem. We have settled lawsuits against five of the ANDA filers. Certain ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016 and March 2017, the PTAB issued final decisions that the claims of six patents and three claims in a seventh patent associated with the Xyrem REMS are unpatentable. Those PTAB decisions are part of a consolidated appeal currently pending before the United States Court of Appeal for the Federal Circuit, or Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. For further description of these legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert, concluding that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the DDI with divalproex sodium. Our Xyrem DDI patents cover these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether one or more of the non-settling ANDA filers, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
For a description of the foregoing matters, see “Business-Government Regulation-The Hatch-Waxman Act” in this Part I, Item 1, the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K and “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

•
Erwinaze. Erwinaze has no patent protection. It was granted orphan drug exclusivity by the FDA for the treatment of ALL in the U.S. until November 2018, and we believe that it is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA. For more details, see “Business—Government Regulation—Orphan Drug and Other Exclusivities” in this Part I, Item 1.

•
Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have a portfolio of U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, some of which have expired and others will expire at various times between now and June 2035. None of these patents are listed in the Orange Book. Defibrotide has been granted orphan drug designation by the EC and the Korean Ministry of Food and Drug Safety to treat and prevent VOD. The Commonwealth of Australia-Department of Health has granted defibrotide orphan drug designation for the treatment of VOD. In addition, the EC has granted orphan drug designation to defibrotide for the prevention of aGvHD.

•
Vyxeos. We have a portfolio of U.S. and non-U.S. patents and patent applications for Vyxeos and the CombiPlex technology platform relating to various compositions and methods of use. These include three U.S. patents expiring between April 2025 and April 2029 and two U.S. patents covering CombiPlex expiring in January 2027, subject to any patent term extensions. Vyxeos has been granted orphan drug exclusivity by the FDA until August 2024, seven years from its FDA approval, for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In addition, Vyxeos has been granted orphan drug designation by the EC for the treatment of AML.

•
Solriamfetol. We acquired rights to solriamfetol from Aerial in January 2014, including Aerial’s patent rights relating to solriamfetol, other than in certain jurisdictions in Asia where SK retains rights. We have a portfolio of U.S. and non-U.S. patents and patent applications for solriamfetol relating to various compositions and methods of use. Three U.S. method of use patents covering treatment of sleep-related conditions will expire between June 2026 and August 2027, subject to any patent term extension.

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
For further discussion of the challenges we face in obtaining or maintaining patent and/or trade secret protection, see the risk factors under the heading “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
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
Approval of Pharmaceutical Products
We are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA, the EC or the competent authorities of the EU member states, as applicable. An application for marketing approval must contain information demonstrating the quality, safety and efficacy of the pharmaceutical product.
United States
In the U.S., the FDA regulates the review, approval, manufacturing and marketing of our products. The steps required before a drug or biologic may be approved for marketing in the U.S. generally include:

•	preclinical laboratory tests and animal tests;

•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic for each indication, as further described below;

•	the submission to the FDA of the NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made, analyzed and stored to assess compliance with cGMP;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the application; and

•	FDA review and approval of the application.
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
To obtain FDA approval of a product candidate, an applicant, also called a sponsor, must submit certain data and information in the form of an NDA or BLA, as applicable, and generally pay a user fee. The FDA performs an initial review of a submitted NDA or BLA before it accepts it for filing and may refuse to file an application and/or request additional information before acceptance. Once an NDA or BLA submission is accepted for filing, the FDA begins an in-depth review of the application. Under the current goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for a new molecular entity, the FDA has ten months from the filing decision in which to complete its initial review of a standard application and respond to the applicant, and eight months for a priority application for a new molecular entity. The FDA does not always meet its PDUFA goal dates, and in certain circumstances, the PDUFA goal date may be extended.
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
Europe and Rest of World
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
In the EU, marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (single EU member state). The centralized procedure allows a company to submit a single application to the EMA. Based on a positive opinion of the EMA, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association, or EFTA, countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biologic products, and optional for certain other products. The decentralized procedure allows companies to file identical applications for authorization to several EU member states simultaneously for medicinal products that have not yet been authorized in any EU member state. The competent authority of one EU member state, selected by the applicant, assesses the application for marketing authorization. The competent authorities of the other EU member states are subsequently required to grant marketing authorization for their territories on the basis of this assessment except where grounds of potential serious risk to public health require this authorization to be refused. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized by the competent authorities in other EU member states.
The maximum timeframe for the evaluation of a marketing authorization application is 210 days, subject to certain exceptions. The initial marketing authorization granted in the EU is valid for five years. Once renewed, the authorization is usually valid for an unlimited period unless the national competent authority or the EC decides on justified grounds to proceed with one additional five-year renewal. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.
In addition, products may be granted marketing authorization under exceptional circumstances in the EU if an applicant can demonstrate that comprehensive data on the efficacy and safety of the product under normal conditions of use cannot be provided due to certain specified objective and verifiable reasons. A marketing authorization granted under exceptional circumstances is valid for five years, subject to an annual reassessment of conditions imposed by the competent authorities. In October 2013, the EC granted marketing authorization under exceptional circumstances for Defitelio for the treatment of severe VOD in adults and children undergoing HSCT.
The making available or placing on the EU market of unauthorized medicinal products is generally prohibited. However, the competent authorities of the EU member states may exceptionally and temporarily allow the supply of such products, either on a named patient basis or through a compassionate use process, to individual patients or a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily by an authorized medicinal product.
Clinical studies must currently be conducted in accordance with the requirements of the EU Clinical Trials Directive and applicable good clinical practice standards. All entities conducting clinical trials in the EU will be required to comply with the requirements of the new EU Clinical Trials Regulation, which may enter into force in 2019. The new EU Clinical Trials Regulation, which will replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and an increased obligation on sponsors to publish clinical trial results.

The Hatch-Waxman Act
The approval process described above for the U.S. is premised on the applicant being the owner of, or having obtained a right of reference to, all of the data required to prove the safety and effectiveness of a drug product. This type of marketing application, sometimes referred to as a “full” or “stand-alone” NDA, is governed by Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, or FDCA. A Section 505(b)(1) NDA contains full reports of investigations of safety and effectiveness, which includes the results of preclinical and clinical trials, together with detailed information on the manufacture and composition of the product, in addition to other information as described above.
Alternatively, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides two abbreviated approval pathways for drug products that are in some way follow-on versions of products already covered by an approved NDA. The first path, under Section 505(b)(2), is for the approval of a product that is similar, but not identical, to a previously-approved brand-name product, which is referred to as the reference listed drug, or RLD. Under this path, the applicant is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective and must submit its own product-specific data of safety and effectiveness to the extent necessary because of the differences between the products. The FDA may then approve the new drug product for all or some of the label indications for which the RLD has been approved or for a new indication sought by the Section 505(b)(2) applicant.
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
If the applicant has provided a Paragraph IV Certification to the FDA, the applicant must also send a notice of such certification to the holder of the NDA and the relevant patent holders once the ANDA or the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the proposed generic product for infringing the patent. The filing of a patent infringement lawsuit within 45 days of receipt of a notice of Paragraph IV Certification automatically prevents the FDA from approving the ANDA or the Section 505(b)(2) NDA until the earliest of 30 months after the NDA holder’s receipt of the notice of Paragraph IV Certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant. The 30-month stay period may also be shortened or lengthened upon order of the court in the infringement lawsuit. For drugs with five-year exclusivity, if an action for patent infringement is initiated after year four of that exclusivity period, then the 30-month stay period is extended by such amount of time so that 7.5 years has elapsed since the approval of the NDA for the RLD. This period could be extended by six months if the NDA sponsor obtains pediatric exclusivity. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant will not be subject to the 30-month stay. The FDA may issue tentative approval of an ANDA if the generic applicant meets all conditions for approval but cannot receive effective approval because the 30-month stay or another period of regulatory exclusivity, including an exclusivity held by another ANDA filer, has not expired. If an ANDA is approved after the 30-month stay and before conclusion of any relevant patent litigation at the district, and potentially appellate, court, a generic manufacturer could nonetheless choose to commercialize the generic product, also known as a launch “at risk.” In the event of such commercialization, the generic manufacturer generally would be liable for damages if the NDA holder ultimately prevails in the patent litigation.

Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with ETASU is required to have a REMS with the same elements as the RLD and (ii) the ANDA drug and the RLD shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and approve an ANDA with a separate REMS with differing but comparable aspects of ETASU under certain circumstances.
The FDA approval of the West-Ward ANDA in January 2017 includes a waiver of the shared REMS requirement that permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. This could potentially include future sodium oxybate products approved under Section 505(b)(2). In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS.
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
We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. Our settlement agreements with certain of the ANDA filers do not directly impact the FDA’s waiver of the single shared system REMS requirement, any other ANDA filer’s ability to develop and implement the generic sodium oxybate REMS for its generic sodium oxybate product or our ability to take any action with respect to the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA or another separate REMS.  We expect that the launch of any generic sodium oxybate product, including any AG Product, or the approval and launch of other products that compete with Xyrem, would be likely to have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For more information, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
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
Orphan Drug and Other Exclusivities
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. if there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that product. An orphan drug designation does not shorten the duration of the regulatory review and approval process. However, if the FDA grants orphan drug designation for an indication and the product is the first approved for that indication, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years from the time of FDA approval. The FDA may grant orphan drug designation to a product that is otherwise the same as one already approved for the same indication if the sponsor can present a plausible hypothesis that its product is clinically superior to the previously approved drug. To be approved with orphan drug exclusivity, however, the sponsor would have to demonstrate that the drug is clinically superior to the previously approved drug. Even if a product is approved with orphan drug exclusivity, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity, or approval of the same drug for different indications or uses.
The FDA approved Xyrem as an orphan drug for the treatment of EDS and cataplexy in patients with narcolepsy, but the periods of orphan drug exclusivity for Xyrem have expired. In January 2018, Avadel announced that it had obtained an orphan drug designation from the FDA for its once-nightly sodium oxybate formulation for the treatment of narcolepsy. To obtain orphan drug exclusivity, Avadel will have to show actual clinical superiority to Xyrem, or if applicable, to any other oxybate product approved for the treatment of EDS and cataplexy in narcolepsy. If the FDA approves Avadel’s sodium oxybate product for the treatment of EDS and cataplexy in narcolepsy and grants Avadel’s product orphan drug exclusivity, then the FDA cannot approve another oxybate product for the treatment of EDS and cataplexy in narcolepsy during the exclusivity period unless such oxybate product demonstrates clinical superiority to Avadel’s product.
Erwinaze has been granted orphan drug exclusivity by the FDA for the treatment of ALL until November 2018. Defibrotide has been granted orphan drug exclusivity by the FDA to treat and prevent VOD until March 2023. Vyxeos has been granted orphan drug exclusivity by the FDA for the treatment of AML until August 2024.
Separately, Erwinaze, as a biologic product approved under a BLA, is subject to the BPCIA. The BPCIA authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic, or reference product, through an abbreviated pathway. The BPCIA provides periods of exclusivity that protect a reference product from competition by biosimilars. Under the BPCIA, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar cannot be licensed until 12 years after the reference product was first licensed. We believe that Erwinaze will receive exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA.
Products also may be eligible for an additional six months of regulatory exclusivity or patent protection if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. This effectively extends the period during which, because of regulatory exclusivity or listed patents, the FDA cannot approve an ANDA or Section 505(b)(2) NDA. We will consider seeking pediatric exclusivity for our products whenever appropriate. For example, in response to a written request from the FDA to generate additional data, we conducted a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy. We anticipate submitting an sNDA including data that fairly responds to the pediatric written request to the FDA in mid-2018.
In the EU, orphan drug designation may be granted to products that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or that, for economic reasons, would be unlikely to be developed without incentives. Orphan medicinal products are entitled to ten years of market exclusivity in all EU member states and a range of other benefits during the development and regulatory review process. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. Defibrotide received orphan drug designation by the EC to treat and prevent VOD prior to grant of marketing authorization in the EU. It has also received orphan drug designation by the Korean Ministry of Food and Drug Safety for this indication. The Commonwealth of Australia-

Department of Health has granted defibrotide orphan drug designation for the treatment of VOD. In addition, the EC granted orphan drug designation to defibrotide for the prevention of aGvHD, another potentially fatal complication of HSCT.
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
U.S. Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, which we refer to together as the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing program, or 340B program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed under “Pharmaceutical Pricing and Reimbursement” in this Part I, Item 1 and the risk factor “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Moreover, additional legislative changes to or regulatory changes under the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. In this regard, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The nature and extent of any additional legislative changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.
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
Controlled Substance Regulations
A drug product approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Sodium oxybate, in the form of an API, is regulated by the DEA as a Schedule I controlled substance. When contained in Xyrem, sodium oxybate is regulated as a Schedule III controlled substance. We expect that solriamfetol will be subject to scheduling under the CSA, which will need to be completed after NDA approval and before commercial launch. Individual states also impose similar requirements for controlled substances.
The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S.‑based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem.
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
The number and complexity of both U.S. federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. We are cooperating with the government’s investigation of our support of charitable organizations, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. The OIG has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. For more information regarding applicable laws and regulations, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products-Other Regulatory Authorities” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Anti-Corruption Legislation
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the UK Bribery Act of 2010, or the UK Bribery Act. The FCPA and similar anti-corruption laws in foreign countries generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to U.S. or non-U.S. government officials in order to improperly influence any act or decision, secure an improper advantage, or obtain or retain business. Excepted from the FCPA are payments to facilitate or expedite routine government action and bona fide, reasonable reimbursement of expenses. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits giving, offering, or promising bribes to any person, including UK and non-UK government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies which carry on a business or part of a business in the UK may be held liable for bribes given, offered or promised to any person, including UK and non-UK government officials and private persons in any country, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the UK Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to the FCPA. Recently the Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures, and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of our suppliers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
The privacy and data security landscape is still in flux. In October 2016, an action for annulment of the EC decision on the adequacy of Privacy Shield was brought before the European Court of Justice by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case, Case T-738/16, is currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the EU to entities in the U.S. under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.
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

Pharmaceutical Pricing and Reimbursement
Our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Third party payors decide which drugs can be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide and maintain price approvals, coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For example, third party payors have started to require discounts and/or exclusivity arrangements with some drug manufacturers in exchange for including a specific product on their formularies. Any such requirements could have a negative impact on revenues from sales of our current and potential future products.
In the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Several states have recently passed laws aimed at increasing transparency relating to drug pricing, and other states may do so in the future. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The EU member states were required to implement the provisions of the Directive into their national legislation by October 2013. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU member states of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.
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
For more information, see the risk factor under the heading “Access and adequate reimbursement coverage may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in Part I, Item 1A of this Annual Report on Form 10‑K.

Employees
As of February 20, 2018, we had approximately 1,210 employees worldwide. We consider our employee relations to be good.

Environment, Health and Safety
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy and Ireland where we have manufacturing facilities. Our manufacturing activities in Italy and Ireland involve the controlled storage, use and disposal of chemicals and solvents. Environmental and health and safety authorities in the relevant jurisdictions administer laws governing, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. In certain cases, such laws, directives and regulations may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste or any migration of such hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.

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
The mailing address of our headquarters is Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland, and our telephone number at that location is 353-1-634-7800. Our website is www.jazzpharmaceuticals.com. Through a link on our website, we make copies of our periodic and current reports, amendments to those reports, proxy statements and other information available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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
Risks Related to Xyrem and the Significant Impact of Xyrem Sales
Xyrem is our largest selling product, and our inability to maintain or increase sales of Xyrem would have a material adverse effect on our business, financial condition and results of operations.
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 74.1% and 75.0% of our net product sales for the years ended December 31, 2017 and 2016. Our future plans assume that sales of Xyrem will increase, but we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2018, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed in more detail below, including those related to:

•
the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain abbreviated new drug application, or ANDA, filers or on terms that are different from those contemplated by the settlement agreements, as further described below;

•	the potential U.S. introduction of new products that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•	changes to or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS, as further described below;

•	challenges and potential challenges to our intellectual property around Xyrem, including uncertainty in ongoing ANDA litigation or the possibility of new ANDA filers and challenges;

•	any increase in pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors;

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities;

•	operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the U.S. Food and Drug Administration, or FDA;

•	any supply or manufacturing problems, including any problems with our sole source Xyrem active pharmaceutical ingredient, or API, provider;

•	continued acceptance of Xyrem by physicians and patients, including as a result of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	our U.S.-based API and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the U.S. District Court for the District of New Jersey, or the District Court, asserting that such generic products would violate our patents covering Xyrem. The most recent ANDA was filed in November 2017, and we filed a patent lawsuit against that filer in the District Court in January 2018. We do not know whether additional ANDAs have been or will be filed.
We have settled lawsuits against five of the ANDA filers. On April 5, 2017, we settled all lawsuits against the first filer, Roxane Laboratories, Inc., which was acquired by West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. On January 9, 2018, we settled all litigation with Par Pharmaceutical, Inc., or Par, granting Par the right to sell a limited volume of AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of the West-Ward AG Product launch date. We also granted Par a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including circumstances related to launch of a generic sodium oxybate product by West-Ward or another company under its ANDA. We have also settled all lawsuits with three of the other ANDA filers, granting each of them a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another party of a generic sodium oxybate product under its ANDA. In accordance with legal requirements, we have submitted our Xyrem settlement agreements to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or DOJ, for review.

Patent lawsuits against three of the remaining non-settling ANDA filers have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, discovery is scheduled to conclude in the third quarter of 2018, and the trial in this consolidated case could occur as early as the third quarter of 2018. For further description of these settlements and legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers.
Certain ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six patents associated with the Xyrem REMS, or REMS patents, are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and, in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. For further description of these legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10‑K. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In January 2017, the FDA approved West-Ward’s ANDA for a generic sodium oxybate product. The FDA’s letter approving West-Ward’s ANDA notes that, as the first ANDA applicant, West-Ward is eligible for 180 days of generic drug exclusivity. West-Ward’s ANDA approval also includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS on the condition that the REMS approved with West-Ward’s ANDA, or the generic sodium oxybate REMS, be open to all future sponsors of ANDAs or new drug applications, or NDAs, for sodium oxybate products. In January 2017, the FDA tentatively approved two additional ANDAs for generic sodium oxybate products, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs.
The actual timing of any commercial launch of an AG Product or a generic sodium oxybate product is uncertain. For example, to the extent that one or more of the non-settling ANDA filers continues to litigate our Xyrem patents and obtains a final judicial decision prior to January 1, 2023 that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, any party who has obtained or maintains FDA approval for its generic product and is able to distribute its product through an approved sodium oxybate REMS could potentially enter the market with a generic sodium oxybate product, subject in some cases to West-Ward’s right to 180-day exclusivity. West-Ward’s AG Product launch date would be accelerated to approximately the date of that final judicial decision, which would also accelerate the permitted launch of Par’s AG Product and could accelerate the launch of other generic sodium oxybate products.
Moreover, subject in some cases to West-Ward’s 180-day exclusivity, one or more of the non-settling ANDA filers that obtains or maintains FDA approval for its generic sodium oxybate product and is able to distribute its product through an approved generic sodium oxybate REMS could also launch its generic product in the absence of a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable. Circumstances that could result in such a launch include, for example, a judicial determination that the introduction of such filer’s generic product does not infringe our patents; a judicial determination that Xyrem patents are valid and infringed but that an injunction is not warranted; or a decision by a non-settling ANDA filer, before applicable ongoing patent litigation is concluded, to launch a generic product at risk of being held liable for damages for patent infringement. It is also possible that we could enter into settlement agreements with one or more ANDA filers that would permit such a filer to enter the market on or prior to the launch date(s) agreed with West-Ward. In the event of any such launch by another non-settling ANDA filer, except in limited circumstances related to an “at risk” launch, the launch date for West-Ward’s AG Product would be accelerated to a date on or prior to the date of such entry, which could lead to acceleration of the other settling filers’ launch dates as described above.
Another circumstance that could trigger acceleration of West-Ward’s launch date for an AG Product, which would also lead to acceleration of Par’s launch date for its AG Product and ultimately could lead to acceleration of the other settling filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that substantially erodes Xyrem net sales prior to January 1, 2023.
For example, other companies could develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or a different delivery technology, and seek approval in the U.S. through an NDA approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem.
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product has announced that it expects to establish an expanded access program for the product in early 2018 and to submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. The receipt of marketing approval and commercialization of this product, Avadel’s product or other products that may be approved in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, reduce Xyrem sales, which could have the additional effect of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described above and elsewhere in this Annual Report on Form 10-K.
After any introduction of a generic product, whether or not it is an AG Product, a significant percentage of the prescriptions written for Xyrem may be filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available. This would result in reduction in sales of, and revenue from, Xyrem, although we would continue to receive royalty and other revenue based on sales of an AG Product in accordance with the terms of our settlement agreements. Any ANDA holder launching any AG Product or another generic sodium oxybate product will establish the price of the AG Product and/or its own generic sodium oxybate product. However, generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic product available.
We expect that the launch of any generic sodium oxybate product, including any AG Product, or the approval and launch of other products that compete with Xyrem, would be likely to have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
For further discussion regarding legal proceedings and settlement agreements related to Xyrem, the risks associated with our ANDA settlement agreements, the approval and tentative approval of ANDAs, the potential launch of AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Business—Government Regulation—The Hatch-Waxman Act” and “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10-K, the other risk factors under the heading “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and the risk factors under the headings “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A and “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10‑K.
The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.
The FDA requires that we maintain a REMS for Xyrem to help ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. In February 2015, the FDA approved the current Xyrem REMS, which requires, among other things, that Xyrem be distributed through a single pharmacy. In the FDA’s letter approving the Xyrem REMS, the FDA stated that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate indications or products, or whether FDA will permit modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate indications or products. Any modifications required or rejected by the FDA could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem.
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
While we have an exclusive agreement with Express Scripts Specialty Distribution Services, Inc., the central pharmacy for Xyrem, through June 2019 (subject to a one-year extension at Jazz’s discretion unless either party provides 180 days’ notice to the other of its intent to terminate the agreement), if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and certified and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Section 505-1(i)(1) of the FDCA generally provides that (i) an ANDA that references a drug subject to a REMS with elements to assure safe use, or ETASU, is required to have a REMS with the same elements as the reference listed drug, or RLD, and (ii) the ANDA drug and the RLD shall use a single shared system to assure safe use. However, the FDA may waive this requirement for a single shared system and approve an ANDA with a separate REMS with differing but comparable aspects of ETASU under certain circumstances. These requirements do not apply to an application submitted under Section 505(b)(2) of the FDCA, even if that application references a drug subject to a REMS with ETASU.
In January 2017, the FDA announced approval of the West-Ward ANDA and waived the shared REMS requirement. The FDA’s waiver of the shared REMS requirement permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. This could potentially include future sodium oxybate products approved under Section 505(b)(2). We cannot predict whether a company marketing a sodium oxybate product approved under Section 505(b)(2) would be required or permitted to distribute its product through the generic sodium oxybate REMS or a separate REMS. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. A sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products could be distributed through multiple pharmacies, could increase the risks associated with sodium oxybate distribution. Any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, public acceptance of Xyrem as a treatment for EDS and cataplexy in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any of which could have a material adverse effect on our Xyrem business.
We may face pressure to modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS or otherwise. Our settlement agreements with certain of the ANDA filers do not directly impact the FDA’s waiver of the single shared system REMS requirement, any other ANDA filer’s ability to develop and implement the generic sodium oxybate REMS for its generic sodium oxybate product or our ability to take any action with respect to the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA or another separate REMS.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. Our Xyrem DDI patents cover these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether one or more of the non-settling ANDA filers, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
For a description of the foregoing matters, see “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K, and the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
REMS and the improper use of REMS as a means of improperly blocking or delaying competition for branded pharmaceutical products have increasingly drawn public scrutiny from Congress, the FTC and the FDA. Congress, for example, has introduced proposed legislation aimed at preventing companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples needed for bioequivalence testing. The FDA has stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. It is possible that the FTC, the FDA, other governmental authorities or other third parties could claim that, or launch an investigation into whether, we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of any potential government investigation of these claims or the impact of any similar claims that may be made in the future.
The FDA has required that Xyrem’s labeling include a boxed warning regarding the risk of central nervous system depression and misuse and abuse. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. A boxed warning also means, among other things, that the product cannot be advertised through reminder ads, or ads that mention the pharmaceutical brand name but not the indication or medical condition it treats. Our Xyrem REMS includes unique features that provide more extensive information about adverse events, including deaths, than is generally available for other products that are not subject to similar REMS requirements. As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to Xyrem labeling, including additional warnings or boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of Xyrem.
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
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze, Defitelio and Vyxeos, and we are making significant investments in solriamfetol and other product candidates that are currently not approved as marketed products in any jurisdiction.

Erwinaze
Erwinaze (called Erwinase in markets outside the U.S.), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere. Erwinaze is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Secretary of State for Health. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 2018. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension. If the agreement is terminated, we will lose our license to sell Erwinaze in any market after December 2020, except under specified terms for a post-termination transition period.
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
Our ability to realize the anticipated benefits from this investment is subject to risks and uncertainties, including:

•
the continued acceptance of Defitelio in the U.S. by hospital pharmacy and therapeutics committees and the continued availability of favorable pricing and adequate coverage and reimbursement by government programs and third party payors;

•	the limited experience of, and need to educate, U.S. physicians in recognizing, diagnosing and treating VOD, particularly in adults;

•
the possibility that physicians recognizing VOD symptoms may not initiate or may delay initiation of treatment while waiting for those symptoms to improve, or may terminate treatment before the end of the recommended dosing schedule;

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
The European Commission, or EC, granted marketing authorization to Defitelio under “exceptional circumstances” because it was not possible to obtain complete information about the product due to the rarity of the disease and because ethical considerations prevented conducting a study directly comparing Defitelio with best supportive care or a placebo. A marketing authorization granted under exceptional circumstances is subject to approval conditions and an annual reassessment of the risk-benefit balance by European Medicines Agency, or EMA. As a result, if we fail to meet the approval condition for Defitelio established by the EC, which requires that we set up a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use, or if it is determined that the balance of risks and benefits of using Defitelio changes materially, the EMA could vary, suspend or withdraw the marketing authorization for Defitelio. In addition, the FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. We may be unable to comply with these or other post-marketing obligations imposed as part of the marketing approvals for Defitelio. If we fail to meet any of these post-marketing obligations, our sales of and revenues from Defitelio could be materially adversely affected, and our future maintenance and potential growth of the market for this product may be limited.
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
Vyxeos
We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or Celator, which we refer to as the Celator Acquisition. Vyxeos is the first injectable fixed ratio, drug delivery combination oncology product based on our CombiPlex technology platform approved by the FDA and that we expect to be considered for approval by the EMA. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017, and our U.S. commercial launch is still at an early stage.
We submitted a marketing authorization application, or MAA, for Vyxeos in Europe for the treatment of t-AML or AML-MRC in the fourth quarter of 2017. We cannot predict whether we will be able to obtain approval in Europe in a timely manner, or at all.
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
In addition, the FDA imposed two post-marketing requirements in connection with its approval of our NDA for Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. In the event that we are unable to comply with these or other post-marketing obligations imposed as part of the marketing approval for Vyxeos, our sales of and revenues from Vyxeos could be materially adversely affected, and our future maintenance and potential growth of the market for this product may be limited.
If we fail to maintain or increase revenue from sales of Erwinaze, Defitelio and Vyxeos, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition to the specific risks described above, sales volumes and revenues from each of these products could be negatively affected by other risks and uncertainties described elsewhere in this Part I, Item 1A.
In addition, if we fail to obtain approvals for certain of our marketed products in new indications or formulations, we will be unable to commercialize our products in new indications or formulations, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Solriamfetol
In 2017, we announced positive efficacy results from our two Phase 3 clinical trials of solriamfetol, a late-stage investigational compound being developed for potential treatment of excessive sleepiness, or ES, in patients with obstructive sleep apnea, or OSA, and from our Phase 3 clinical trial of solriamfetol in patients with narcolepsy. We submitted an NDA to the FDA in the fourth quarter of 2017 to seek approval for solriamfetol in the treatment of ES associated with OSA and ES associated with narcolepsy. We cannot predict whether our NDA will be approved by the FDA in a timely manner, or at all. Our ability to realize the anticipated benefits from an approved solriamfetol product is subject to a number of risks and uncertainties, including, among other things, the outcome of DEA scheduling review, which will need to be completed after NDA approval, if any, market acceptance for an approved solriamfetol product, potential competition and the availability of adequate pricing, coverage and reimbursement by government programs and third party payors.
Other Product Candidates
In furtherance of our growth strategy, we have made significant investments in a number of other product candidates, including ongoing development activities for two other product candidates in our sleep therapeutic area. For JZP-507, an investigational new drug candidate with a 50% reduction in sodium content compared to Xyrem that in a pilot study has demonstrated bioequivalence to Xyrem, we expect to be ready to submit an NDA to the FDA as early as mid-2018 and, subject to the results of an ongoing Phase 3 trial, we expect to submit an NDA to the FDA in 2019 for JZP-258, an investigational new drug candidate that contains 90% less sodium than Xyrem.
Any failure or delay in completing necessary clinical trials and conducting other activities, including chemistry, manufacturing and controls, or CMC, activities, that are required to complete our planned NDA submissions and obtain regulatory approval could materially and adversely affect our business, financial condition, results of operations and growth prospects. See the discussion under the heading “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A for a discussion of risks related to our clinical trials of solriamfetol and other product candidates. See also the discussions under the headings “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates” in this Part I, Item 1A.
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
We received FDA approval of our manufacturing and development facility in Athlone, Ireland in June 2016, and we commenced commercial operations at this facility in the third quarter of 2016. We are using this facility for the manufacture of Xyrem and development-stage products, including JZP-507 and JZP-258, and we expect to manufacture these products commercially at our Athlone facility should these candidates receive regulatory approval. However, other than our Athlone facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates or their APIs, or packaging capability. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL, a company that is wholly owned by the UK Secretary of State for Health. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. PBL continues to address the issues identified by the FDA in the warning letter. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In the United Kingdom, or UK, where PBL’s manufacturing facilities are located, PBL is subject to similar inspections conducted by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA. Following a site inspection of PBL by MHRA in December 2017, MHRA issued an inspection report listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. In January 2018, PBL filed a response to the report with the MHRA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of MHRA or whether the MHRA will be satisfied with PBL’s response to the inspection report. Any failure by PBL to do so to the satisfaction of the MHRA could result in an enforcement action by the MHRA.
Inability to comply with regulatory requirements of the FDA, the MHRA or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorization could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in: enforcement actions by the FDA, MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters); the approval of the FDA or other competent authorities being suspended, varied, or revoked; product release being delayed or suspended; or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our future maintenance and potential growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us or a delay in supply and may decrease any profit we would otherwise achieve with Erwinaze.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we have been experiencing temporary supply disruptions in the first quarter of 2018 in the U.S. and other countries. We cannot predict whether the required remediation activities in connection with the January 2017 FDA warning letter or the December 2017 MHRA report will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
If quality, manufacturing or regulatory issues persist and result in a disruption to supply or capacity constraints, under our agreement with PBL, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or disruption in manufacturing or a shortage of supply of Erwinaze. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Vyxeos is manufactured using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter manufactured batches that were used in the Phase 3 clinical trial for Vyxeos, but Baxter has since experienced batch failures due to mechanical, component and other issues. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If Baxter does not deliver sufficient quantities of Vyxeos in accordance with applicable specifications on a timely basis, whether due to batch failures or other delays, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect could be materially and adversely affected. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part I, Item 1A.
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
To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured. For example, Siegfried has supplied us with both the API and finished product for our development activities involving solriamfetol, including our Phase 3 clinical trials. We expect that Siegfried will manufacture and supply solriamfetol drug product for commercial sale if solriamfetol receives regulatory approval and that, in the short term, Siegfried will be the sole provider of our commercial supply of solriamfetol. If Siegfried does not or is not able to supply us with solriamfetol for any reason, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our anticipated revenues from solriamfetol. If Siegfried does not or is not able to supply us with solriamfetol for any reason, including due to a failure to obtain any necessary DEA quotas, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our anticipated revenues from solriamfetol.
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
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB. Moreover, a sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS approved by the FDA in January 2017, may increase the risks associated with sodium oxybate distribution, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs. Any negative outcomes, including but not limited to risks to the public, caused by or otherwise related to the separate generic sodium oxybate REMS could have a significant negative impact in terms of product liability, goodwill, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem revenues.
In addition, we have periodically increased the price of Xyrem and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products. For additional discussion about payor acceptance, see the risk factor under the heading “Access and adequate reimbursement coverage may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in this Part I, Item 1A.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently announced that it expects to establish an expanded access program for the product in early 2018 and submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. The receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
Nine companies have filed ANDAs with the FDA seeking to market generic versions of Xyrem. The FDA has approved or tentatively approved some of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. We have settled lawsuits against five of these companies, and patent litigation is ongoing with the other four ANDA filers. For a description of these settlement agreements, ongoing litigation and the risks related to the launch of a generic sodium oxybate product, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K and the risk factor under the heading “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem.”
Other companies could also develop products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative delivery technology, and seek approval in the U.S. through a Section 505(b)(2) NDA approval pathway, which allows companies to seek approval of a product that is similar, but not identical, to a previously-approved brand-name product, and to rely to some degree on the previously-approved product’s safety and efficacy data. For example,

Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem. If Avadel successfully develops, obtains FDA approval of and is able to launch this product candidate, Avadel’s product may compete with Xyrem and could result in a substantial reduction of Xyrem sales, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements.
We expect that the launch of an AG Product or a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding these and other risks and challenges we face with respect to Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
While there is currently no direct competition to Erwinaze to treat ALL patients with hypersensitivity to E. coli-derived asparaginase, other companies have developed or are developing new treatments for ALL, including new asparaginase treatments that could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed for ALL that may not include asparaginase-containing regimens. For example, a number of companies are developing new immunotherapy treatments for relapsed or refractory ALL patients, including one treatment that was recently approved. The development of these new treatments could negatively impact our ability to grow sales of Erwinaze in patient populations where the benefit of an asparaginase-containing regimen is not well established. As a biologic product, Erwinaze also faces potential competition from biosimilar products.
AML, the cancer indication for which we commercialize Vyxeos, has alternative established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  The existing options for the treatment of newly-diagnosed t-AML patients who can tolerate chemotherapy include cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products that have been recently approved by the FDA or are in development for use as treatment options for AML patients, such as targeted agents (FLT-3, IDH-1, IDH-2, CD-33, CAR T‑cell). Some of the patient populations being studied for, or treated by, these products overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.  The existence of established treatment options and the development of competing products for the treatment of newly-diagnosed t-AML or AML-MRC could negatively impact our ability to successfully commercialize Vyxeos and achieve the level of sales we expect, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In the fourth quarter of 2017, we submitted an NDA for solriamfetol to the FDA for the treatment of patients with ES in narcolepsy and ES in OSA. Other treatments for ES in patients with narcolepsy include stimulants and wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware of off-label uses of stimulants for ES in patients with OSA. Solriamfetol, if approved by the FDA, will likely face competition from this genericized market. In addition, we are aware of several other products in development for use as potential treatment options for ES in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
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
Any failure to identify and manage these risks and uncertainties effectively could have a material adverse effect on our business.
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
We submitted an NDA for solriamfetol to the FDA in the fourth quarter of 2017 based on positive results from our two Phase 3 clinical trials, but if the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize solriamfetol, in which event we would not receive any return on our investment.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,210 as of February 2018. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, in June 2016, eligible members of the electorate in the UK decided by referendum to leave the EU. On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part I, Item 1A.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue.
Significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.
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
In certain European countries, reimbursement for products that have not yet received marketing authorization may be provided through national named patient programs. Erwinase, Defitelio and Vyxeos are available on a named patient basis in many countries where they are not commercially available. Such reimbursement may cease to be available if authorization for a named patient program expires or is terminated. While we generate revenue from the distribution of these products through named patient programs, we cannot predict whether historical revenues from these programs will continue, whether we will be able to continue to distribute our products on a named patient basis in these countries, whether we will be able to commercialize our products in countries where the products have historically been available on a named patient basis, or whether commercial revenues will exceed revenues historically generated from sales on a named patient basis. Any failure to maintain revenues from sales of Erwinase and/or Defitelio on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to Our Intellectual Property
It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
Our commercial success depends in part on obtaining and maintaining patent protection of our products and product candidates and their use and the methods used to manufacture and distribute them, as well as successfully defending these patents against third party challenges, and successfully protecting our trade secrets. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importation by third parties depends on the extent to which we have rights under valid and enforceable patents or have adequately protected trade secrets that cover these activities. We cannot be certain that any of our patent applications, or those of our licensors, will result in issued patents, that the patents we own and license, or any additional patents we may own or license, will prevent other companies from developing similar or therapeutically equivalent products, or that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties.

The patent position of pharmaceutical companies can be highly uncertain and involve complex and often changing legal, regulatory and factual questions. We own a portfolio of U.S. and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications that cover or relate to our products and product candidates, including Xyrem, Defitelio, Vyxeos and solriamfetol. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented, potentially including by FDA approval of an ANDA or Section 505(b)(2) application that avoids infringement of our intellectual property.
Although Xyrem is covered by patents covering its formulation, distribution system and method of use, and the last U.S. patent expires in 2033, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. Notwithstanding our patents and the terms of settlement agreements licensing those patents as of future dates, it is possible that any non-settling company that obtains and maintains FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce such product before our patents expire or before the entry dates specified in our settlement agreements, including if such company obtains a final judicial determination that its product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company decides, before applicable patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in such litigation at trial or on appeal, we cannot guarantee that a court will grant an injunction that prevents a defendant from marketing a product that infringes our patents. Instead the court may order a party that is found to infringe to pay damages, which could be significant. If a non-settling company launches a product in any of these scenarios, it could accelerate the launch dates for AG Products and generic sodium oxybate products under our ANDA litigation settlement agreements, depending on the circumstances. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our ANDA settlement agreements, the potential launch of AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part I, Item 1A.
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
We have patents covering many of our products in Europe and other parts of the world where patent laws operate differently than in the U.S., and provide a different scope of protection for our products than in the United States. In the EU, approval of a generic pharmaceutical product can occur independently of whether the reference brand product is covered by patents, and enforcement of such patents generally must await approval and an indication that the generic product is being offered for sale. Patent enforcement generally must be sought on a country by country basis, and issues of patent validity and infringement may be judged differently in different countries. Xyrem’s regulatory exclusivity expired in the EU, and we are aware that generic or hybrid generic applications have been submitted, and additional generic or hybrid generic applications may be submitted, to various EU regulatory authorities. We cannot predict whether we will be able to enforce our European patents or any patents we may be granted in the future, or other intellectual property against generic or hybrid generic filers in the EU.
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. We rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, which we may be unable to do. In some instances, we also rely on regulatory exclusivity. For example, Erwinaze has no patent protection. In addition to protection using trade secrets, Erwinaze has been granted orphan drug exclusivity by the FDA for the treatment of ALL in the U.S. for a seven-year period from its FDA approval, which precludes approval of another product with the same principal molecular structure for the same indication until November 2018. Erwinaze, as a biologic product approved under a BLA, is also subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA. We believe that Erwinaze is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA. However, the BPCIA may evolve over time based on FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. In addition, the BPCIA exclusivity period does not prevent another company from independently developing a product that is highly similar to Erwinaze, generating all the data necessary for a full BLA and seeking approval. BPCIA exclusivity only assures that another company cannot rely on the FDA’s prior approvals of Erwinaze to support the biosimilar product’s approval. As a result, it is possible that a potential competing drug product might obtain FDA approval before the orphan drug and expected BCPIA exclusivity periods have expired, which would adversely affect sales of Erwinaze. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinase has lapsed. This also means that any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.  If a biosimilar product to Erwinaze is approved as interchangeable to Erwinaze in the U.S. or in other countries where Erwinaze is sold, a significant percentage of the prescriptions that would have been written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreements with certain of the Xyrem ANDA filers, the potential launch of the AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part I, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with five of the Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we have submitted our Xyrem patent settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. Our lawsuits against each of the Xyrem ANDA filers allege infringement of multiple patents, including the DDI patents, and seek a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe our patents. In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the DDI with divalproex sodium. We cannot predict whether one or more of the non-settling ANDA filers, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty. For a description of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, “Business-Government Regulation-The Hatch-Waxman Act” in Part I, Item 1 of this Annual Report on Form 10-K, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part I, Item 1A.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that cover the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. For a description of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10‑K. We cannot predict whether additional post-grant patent review challenges will be filed by any of the non-settling ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
In the FDA’s letter approving the Xyrem REMS, the FDA stated that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate indications or products, or whether FDA will permit modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate indications or products.
Any modifications required or rejected by the FDA could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents and other intellectual property to protect our Xyrem distribution system from sodium oxybate competitors may be reduced. In addition, the extent of protection provided by our patents and other intellectual property related to the distribution of Xyrem depends on the nature of the distribution system that may be used by any sodium oxybate competitor. If the generic sodium oxybate REMS that has been approved by the FDA in connection with its approval of West-Ward’s ANDA or any other sodium oxybate REMS that may be approved by the FDA does not fall within the scope of any of the claims of our patents, those patents will not be a barrier to any non-settling ANDA filer’s or other unlicensed sodium oxybate product manufacturer’s entry into the market. We cannot be certain whether our existing patents, patents that may be granted in the future or other intellectual property will be construed to cover the generic sodium oxybate REMS or any other sodium oxybate REMS that may be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

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
We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017, and we cannot predict whether we will be able to obtain approval of our MAA for Vyxeos in Europe in a timely manner, or at all. The EMA granted accelerated assessment of our MAA, but if we are unable to respond to any EMA questions or resolve any EMA issues relating to our regulatory application in a timely manner, we or the EMA could decide to convert our accelerated assessment review for Vyxeos to a standard review timetable, which could delay the approval of our MAA. Similarly, we submitted an NDA for solriamfetol to the FDA in the fourth quarter of 2017, and we cannot predict whether we will be able to obtain approval of our NDA for solriamfetol in the U.S. in a timely manner, or at all. If the applicable regulatory authority for such applications determines that our safety or efficacy data do not warrant marketing approval, we could be required to conduct additional clinical trials, which could be costly and time-consuming and could delay the approval of our application, or we may not be able to commercialize Vyxeos in Europe and/or solriamfetol in the U.S. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.
An approved drug product or drug candidate that has not yet been approved by the FDA or equivalent authorities in other countries may be subject to scheduling as a controlled substance under the U.S. Controlled Substances Act, or CSA, depending on the drug’s potential for abuse. We expect that solriamfetol will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of solriamfetol may be subject to a significant degree of regulation by the DEA. For a description of the DEA scheduling process, see “Business-Government Regulation-Post-Approval Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
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
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory, and could result in FDA approval being revoked, product release being delayed resulting in product shortage or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our future maintenance and potential growth of the market for this product. See also the discussion under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects.” in this Part I, Item 1A.
As another example, the marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use. In January 2017, we enrolled the first patient in the Defitelio post-authorization study in the EU to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use. The FDA imposed several post-marketing commitments and requirements in connection with its approval of our NDA for Defitelio in March 2016, including the requirement that we conduct a clinical trial, or the Defitelio post-marketing trial, to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. If we fail to complete any of these post-marketing obligations, including our failure to satisfactorily complete the Defitelio post-authorization study, the ongoing validity of the marketing authorization may be called into question, our sales of and revenues from Defitelio could be materially adversely affected and our future maintenance and potential growth of the market for this product may be limited.
A significant proportion of the regulatory framework in the UK is derived from EU laws. For that reason, the results of the formal procedure of withdrawal from the EU, initiated by the UK in March 2017, could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates, as there is significant uncertainty concerning the future relationship between the UK and the EU. This includes the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal could result in significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant is established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure would not, in the future, include the UK. In these circumstances, an authorization granted by the UK’s competent authorities would be required to place medicinal products on the UK market.
In addition, the laws and regulations that will apply after the UK withdraws from the EU may have implications for manufacturing sites that hold certification issued by the UK competent authorities. Our capability to rely on these manufacturing sites for products intended for the EU market would also depend upon the exact terms of the UK's withdrawal.
Any such changes to the regulatory regime could have a material adverse effect on the pharmaceutical industry generally and on our ability to obtain approval for our product candidates or, if approved, to successfully commercialize our product candidates. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part I, Item 1A.

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
Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the excise tax on generous employer-based health plans. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.
Moreover, additional legislative changes to or regulatory changes under the Healthcare Reform Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. In this regard, the U.S. Tax Cuts and Jobs Act of 2017, or U.S. Tax Act, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The nature and extent of any additional legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.
Likewise, in the countries in the EU, legislators, policymakers and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third party payors, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU member states and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU member states, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal drug products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement for our products in some countries, including some EU member states, we may be required to conduct clinical trials that compare the cost-

effectiveness of our products to other available therapies. There can be no assurance that our products will obtain favorable reimbursement status in any country.
In the U.S., to help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem free product voucher program and co-pay coupon programs for Xyrem and certain other products. Additionally, we make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. Co-pay coupon programs, including our program for Xyrem, have received some negative publicity related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. In addition, in November 2013, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to the issuers of qualified health plans sold through the Healthcare Reform Act’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, including Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
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
The FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee, or the PRAC, may propose to the Committee for Human Medicinal Products that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended, or withdrawn. An FDA Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action. The failure to adequately address any matters identified by the FDA or other regulatory agencies in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, all of which could have a material adverse effect on our sales of and revenues from Erwinaze and limit our future maintenance and potential growth of the market for this product.
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use. In January 2017, we enrolled the first patient in the Defitelio post-authorization study in the EU to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use. The FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct the Defitelio post-marketing trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. Additionally, the FDA imposed two post-marketing requirements in connection with its approval of our NDA for Vyxeos in August 2017, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. If we fail to complete any of these post-marketing obligations for Defitelio or Vyxeos, including our failure to satisfactorily complete post-marketing studies and trials, the ongoing validity of the marketing authorizations may be called into question, our sales of and revenues from Defitelio and Vyxeos could be materially adversely affected and our future maintenance and potential growth of the markets for these products may be limited.

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
Other U.S. Regulatory Authorities
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
In addition, a drug product approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. The DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried in the U.S. to manufacture sodium oxybate, a Schedule I controlled substance, and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We also expect that solriamfetol will be subject to scheduling by the DEA, which will need to be completed after NDA approval, and depending on the DEA’s scheduling classification, we may be required to obtain a DEA quota for Siegfried to manufacture an approved solriamfetol product. If we are unable to obtain the quotas that are needed for an approved solriamfetol product on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
The U.S. federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and Medicare patients, prescribers, purchasers and formulary managers on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection, and therefore would be subject to a facts and circumstances analysis to determine potential anti-kickback statute liability.
The False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Many pharmaceutical and other healthcare companies have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
In addition, the Physician Payment Sunshine Act, or Sunshine provisions, requires us to track and report to the federal government payments and transfers of value that we make to physicians and teaching hospitals and ownership interests held by physicians and their family, and provides for public disclosures of these data. Public reporting under the Sunshine provisions has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians, and such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, if the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government. We are cooperating with the government’s investigation of our support of charitable organizations, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies or offices. Any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support (including organizations that provide assistance to narcolepsy and chronic pain patients). Such investigations may also result in negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, Xyrem and Prialt and/or reduce coverage of Xyrem and Prialt, including by federal health care programs and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part I, Item 1A.
Other Regulatory Authorities
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the UK Bribery Act. As further discussed below, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, such as France and Belgium, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the UK Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The UK Bribery Act prohibits giving, offering, or promising bribes to any person, including both UK and non-UK government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies which carry on a business or part of a business in the UK may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, in another country by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but having in place adequate procedures designed to prevent bribery is an available defense. Furthermore, under the UK Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the U.S. Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. There is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of suppliers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
The privacy and data security landscape is still in flux. In October 2016, an action for annulment of the EC decision on the adequacy of Privacy Shield was brought before the European Court of Justice by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case, Case T-738/16, is currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the EU to entities in the U.S. under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.

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
Several aspects of our business may subject us to antitrust scrutiny by the FTC or to civil litigation alleging violation of the antitrust laws. For example, REMS and the improper use of REMS as a means of improperly blocking or delaying competition for branded pharmaceutical products have increasingly drawn public scrutiny from Congress, the FTC and the FDA. Congress, for example, has introduced proposed legislation aimed at preventing companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples needed for bioequivalence testing. The FDA has stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. It is possible that the FTC, the FDA, other governmental authorities or other third parties could claim that, or launch an investigation into whether, we are using the Xyrem REMS in an anticompetitive manner (including in light of the FDA’s statement in the Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2), from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition.
Another area of potential antitrust scrutiny relates to the settlement of patent litigation with potential generic competitors. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we have submitted our Xyrem patent settlement agreements to the FTC and the DOJ for review. The FTC has publicly stated that, in its view, certain brand-generic settlement agreements violate the antitrust laws and has brought actions against certain branded and generic companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We cannot predict the outcome of any potential government investigation of any antitrust claims, including those described above, or the impact of any such claims.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $181,071 for each item of false information. These obligations also contain extensive disclosure and certification requirements.
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
Access and adequate reimbursement coverage may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.
In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products, and to attract commercialization partners for our products, depends in significant part on access, the availability of adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Without third party payor support, patients may not be able to obtain prescribed medications due to an inability to afford the medication.
Third party payors are increasingly examining the cost effectiveness of pharmaceutical products, in addition to their safety and efficacy, when making coverage, pricing and reimbursement decisions. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. Even with such studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide and maintain price approvals, coverage and reimbursement for our products. If our competitors offer their products at prices that provide lower treatment costs than our products, or otherwise suggest that their products are safer, more effective or more cost-effective than our products, this may result in a greater level of access for their products relative to our products, which would reduce our sales and harm our results of operations. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. Because some of our products compete in a market with both branded and generic products, obtaining and maintaining access and reimbursement coverage for our products may be more challenging than for products that are new chemical entities for which no therapeutic alternatives exist.
Third party payors’ practices for establishing access and reimbursement coverage can be complex, time-consuming for patients and prescribing physicians and vary widely from payor to payor. Third party payors often require prior authorization for, and require reauthorization for continuation of, prescription products. Restrictive conditions for reimbursement and an increase in reimbursement-related activities can extend the time required to fill prescriptions and may discourage patients from seeking treatment. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem, which may have a material effect on the overall level of reimbursement coverage for Xyrem. Increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. We cannot predict actions that third party payors may take, or whether they will limit the access and level of reimbursement for our products or refuse to provide any approvals or coverage. From time to time, third party payors have refused to provide reimbursement for our products, and others may do so in the future.
In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain inpatient hospital services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a hospital to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our products used in the inpatient hospital setting, there may not be sufficient reimbursement under the MS-DRG to fully cover the cost of our products. Any failure to cover our products appropriately could impact our ability to maximize revenues in the federal marketplace. A significant portion of our revenue from Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs, including as a result of legislative changes to these programs, would have a material adverse effect on revenues from Erwinaze.
Third party payors are also increasingly considering new metrics as the basis for reimbursement rates, such as average net sales price, average manufacturer price and actual acquisition cost. Certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors, including government payors, to cover our products.
Increasing consolidation among third party payors has led to fewer and larger third party payors with increased negotiating power. In particular, a small number of third party payors cover a significant portion of Xyrem patients. As a result, we may experience increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem. In the retail pharmacy sector, in which we expect that sales of an approved solriamfetol product would occur, a small number of third party payors and other third-party organizations known as pharmacy benefit managers, or PBMs, tasked with administrating prescription drug programs for large employers, health plans and government programs have market power and negotiating leverage to limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug. In the retail sector, if approved by the FDA, solriamfetol may face such conditions following its commercial launch, which could impact our other products. In highly competitive treatment markets, third party payors and PBMs may also exert negotiating leverage by requiring incremental rebates from manufacturers in order to maintain their formulary position.
If solriamfetol is approved by the FDA, the product will enter a competitive retail market of branded and generic products. Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could delay or prevent our commercial launch and our ability to receive a return on our investment in solriamfetol. As part of the overall trend toward cost containment, third party payors could choose to require patients to try alternative, including generic, treatments before authorizing payment for solriamfetol, exclude solriamfetol from formulary coverage lists, limit the types of diagnoses for which coverage will be provided or demand rebates, discounts, exclusivity, or other concessions for solriamfetol and potentially our other products. We cannot predict market acceptance of, and our ability to obtain favorable formulary positions, access and reimbursement coverage for, solriamfetol. If we are unsuccessful in obtaining broad coverage for solriamfetol, our anticipated revenue from and growth prospects for an approved solriamfetol product could be negatively affected.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, and we expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. Several states have recently passed laws aimed at increasing transparency relating to drug pricing, and other states may do so in the future. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. These cost containment measures may include federal and state controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; additional pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures; controls on healthcare providers; challenges to the pricing of drugs, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions.
Much attention has been paid to legislation proposing federal rebates on Medicare Part D and Medicare Advantage utilization for drugs issued to certain groups of lower income beneficiaries and the desire to change the provisions that treat these dual-eligible patients differently from traditional Medicare patients. Any such changes could have a negative impact on revenues from sales of our products. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace. A significant portion of our revenue from Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs, including as a result of legislative changes to these programs, would have a material adverse effect on revenues from Erwinaze. There also continue to be legislative proposals to amend U.S. laws to allow the importation into the U.S. of prescription drugs, which can be sold at prices that are regulated by the governments of various non-U.S. countries. The potential importation of prescription drugs could pose significant safety concerns for patients, increase the risk of counterfeit products becoming available in the market, and could also have a negative impact on prescription drug prices in the U.S.
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2018, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue. We expect to continue to experience pricing pressure in the U.S. in connection with the sale of our products due to third party payer actions, the increasing influence of health maintenance organizations, PBMs and managed healthcare generally, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, we submitted an MAA to the EMA for Vyxeos in the fourth quarter of 2017. If Vyxeos is approved by the MAA, we will need to make pricing and reimbursement submissions in European countries where pricing and reimbursement approvals are required for launch. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected European countries would be delayed, which could negatively impact anticipated revenue from Vyxeos. If we are unable to obtain favorable pricing and reimbursement approvals in European countries that represent significant potential markets, our anticipated revenue from and growth prospects for Vyxeos in the EU could be negatively affected.
In various EU member states, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states. These EU member states include the UK, France, Germany, Ireland, Italy, Spain, and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products, as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU member states of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product, however, still vary between EU member states and cannot be determined or anticipated in relation to our products at the present time. If we are unable to ultimately obtain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our growth prospects in Europe could be negatively affected.
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
We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Moreover, we cannot be sure that third party payor reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to effectively commercialize our products. Our business could be materially harmed if the Medicaid program, Medicare program or other third party payors in the U.S. or elsewhere were to deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. Sales of our products depend on the availability and extent of access and reimbursement coverage from third party payors, but pricing and reimbursement pressures due to increasing media and government scrutiny of drug costs may affect our profitability.
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
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy and Ireland where we have manufacturing facilities. Environmental and health and safety authorities in the relevant jurisdictions administer laws governing, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. In certain cases, laws may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste or any migration of such hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination. Our manufacturing activities in Italy and Ireland involve the controlled storage, use and disposal of chemicals and solvents. Even if our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by EU laws, we cannot completely eliminate the risk of contamination or injury from hazardous materials. If an accident occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future EU environmental laws.

Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
As of December 31, 2017, we had total indebtedness of approximately $1.8 billion, which included $676.8 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., the Gentium Acquisition and the Celator Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to our business and execution of our strategy. Our ongoing capital requirements will depend on many factors, including:

•	the revenues from our commercial products, which may be affected by many factors, including the extent of generic or other competition for Xyrem or our other products;

•	the cost of acquiring and/or in-licensing any new products and product candidates;

•	the costs of our commercial operations;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory oversight and third party claims;

•	the costs of integration activities related to any future strategic transactions we may engage in; and

•	the costs arising from changes in laws and regulations, including, for example, healthcare reform legislation.
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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, including as a result of the UK’s withdrawal from the EU potentially contributing to instability in the global financial markets, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and have an adverse effect on the market price of our securities.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $45.9 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at December 31, 2017. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, on December 22, 2017, the U.S. Tax Act was signed into law.  The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate from a maximum of 35% to a flat 21%, implementing a modified territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and changing the rules which determine whether a U.S. person is a U.S. shareholder of a controlled foreign corporation, or CFC, for 2017 and onwards. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our ordinary shares is also uncertain and could be adverse.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. In April 2016, the IRS issued temporary regulations under Section 7874 reflecting guidance that the IRS previously announced in notices dated September 2014 and November 2015, as well as additional rules. In January 2017, the IRS issued final and temporary regulations under Section 7874 making further revisions to the prior guidance. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in this Part I, Item 1A.
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
Our U.S. affiliates have a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. Under the newly enacted U.S. Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $410.6 million, before tax effect, for 2018, $30.7 million, before tax effect, for 2019 and a combined total of $311.0 million, before tax effect, for 2020 to 2032.
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
As described above, under current law, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the Code or the Treasury Regulations or other IRS guidance promulgated thereunder, including under Section 7874 of the Code, could adversely affect our status as a foreign corporation for U.S. federal tax purposes or could otherwise affect our effective tax rate, and any such changes could have prospective or retroactive application. Any future tax reform related to U.S. corporate tax residence, if enacted, could adversely affect our effective tax rate and our results of operations and financial condition.
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
Our intangible assets and goodwill are significant. As of December 31, 2017, we had recorded $3.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.
We have significant operations in Europe as well as in the U.S., but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposure relates to our subsidiaries that have functional currencies denominated in the euro. Exchange rates between the U.S. dollar and the euro have fluctuated and are likely to continue to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio and Erwinase product sales outside of the U.S. and potential future sales of Vyxeos are or will be primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. In this regard, when the U.S. dollar strengthens against a foreign currency, the relative value of sales made in the foreign currency decreases. Conversely, when the U.S. dollar weakens against a foreign currency, the relative value of such sales increases. Accordingly, increases in the value of the U.S. dollar relative to foreign currencies, primarily the euro, could adversely affect our foreign revenues, perhaps significantly. In addition, as we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, which could increase our foreign currency exchange risk. Given the volatility of exchange rates, as well as our expanding operations, we cannot assure you that we will be able to effectively manage currency transaction and/or translation risks. We use foreign exchange forward contracts to manage currency risk primarily related to certain intercompany balances denominated in non-functional currencies. These foreign exchange forward contracts are not designated as hedges. Gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $163.75 on April 28, 2017 and low of $111.89 on January 3, 2017 during the period from December 31, 2016 through December 31, 2017. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
Our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our ordinary shares could decline. Our ability to meet analysts’ forecasts, investors’ expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of Xyrem and Defitelio and to successfully commercialize Vyxeos in the U.S. In addition, we will need to minimize future supply disruptions of Erwinaze in order to meet revenue expectations for Erwinaze. The risks and uncertainties associated with our ability to maintain or increase sales of Xyrem, Erwinaze, Defitelio and Vyxeos include those discussed elsewhere in these risk factors. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In addition, the market price of our ordinary shares may decline if the effects of our transactions, including the Celator Acquisition and/or potential future acquisitions, on our financial or operating results are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of the Exchangeable Senior Notes who may view the Exchangeable Senior Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of the Exchangeable Senior Notes.
Future sales of our ordinary shares in the public market could cause our share price to fall.
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of February 20, 2018, we had 59,803,396 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of the Exchangeable Senior Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company are generally owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a U.S. jurisdiction.
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
In April 2017, we adopted a shareholder rights agreement, or rights agreement, with a 12-month term under which shareholders have certain ordinary share purchase rights if a person or group acquires 10% (or 20% in the case of a “13G Investor” as defined in the rights agreement) or more of our outstanding ordinary shares without the prior approval of our board of directors. Until its expiration, the rights agreement could make it more difficult for a person or group to acquire a majority of our outstanding ordinary shares, and could otherwise prevent or delay an acquisition of us. The rights agreement could also reduce the price that investors might be willing to pay for our ordinary shares and result in the market price of our ordinary shares being lower than it would be without the rights agreement. In addition, the existence of the rights agreement itself may deter a potential acquiror from pursuing any acquisition of us at all. As a result, either by operation of the rights agreement or by its potential deterrent effect, acquisitions of us that our shareholders may consider in their best interests may not occur.
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
These provisions, whether alone or together, may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions, whether alone or together, could also discourage proxy contests and make it more difficult for our shareholders to elect directors other than the candidates nominated by our board.
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
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2017 fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Philadelphia, Pennsylvania and Ewing, New Jersey.

We lease approximately 44,000 square feet of office space in Dublin, Ireland. This lease expires in December 2036, with an option to terminate in December 2024 with no less than one year’s prior written notice and the payment of a termination fee, and a further option to terminate in December 2031 with no less than one year’s prior written notice. We own a 54,000 square foot manufacturing and development facility in Athlone, Ireland, which is primarily used for the manufacture of Xyrem and development-stage products.
In Palo Alto, California, we occupy a total of approximately 143,000 square feet of office space, 99,000 square feet of which is under a lease that expires in October 2029, or the Palo Alto Lease, and 44,000 square feet of which is under a lease that expires in August 2019. We have an option to extend the term of the Palo Alto Lease twice for a period of five years each and an option to terminate in October 2027 with no less than one year’s prior written notice and the payment of a termination fee. In September 2017, we entered into an agreement to lease approximately 99,000 to 100,000 square feet of office space in Palo Alto, California. We expect to occupy this office space by the end of 2019. This lease has a term of 12 years from commencement, and we have an option to extend the term of the lease twice for a period of five years each. We also have an option to terminate this lease in October 2029 with no less than one year’s prior written notice and the payment of a termination fee.
We occupy approximately 53,000 square feet of office space in Philadelphia, Pennsylvania, 23,000 square feet of which is under a lease that expires in April 2029, or the Philadelphia Lease, 19,000 square feet is under a lease that expires in April 2019 and 11,000 square feet is under a sublease that expires in March 2018. The Philadelphia Lease also provides for another 23,000 square feet, which we expect to occupy by the end of 2018. In addition, we have offices in Canada, Oxford, United Kingdom, Villa Guardia (Como), Italy, Lyon, France, and elsewhere in Europe. We occupy approximately 26,000 square feet of office space in Oxford, United Kingdom under a lease that expires in December 2027. We own a manufacturing facility in Villa Guardia (Como), Italy, which is primarily used for the manufacture of Defitelio. The manufacturing facility is approximately 25,000 square feet. We also lease approximately 52,000 square feet of office and laboratory space in Villa Guardia (Como), Italy under a lease that expires in December 2023.
We believe that our existing properties are in good condition and suitable for the conduct of our business. As we continue to expand our operations, we may need to lease additional or alternative facilities.

Item 3.	Legal Proceedings
Xyrem ANDA Litigation. On December 10, 2012, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the U.S. District Court for the District of New Jersey, or the District Court, alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received a notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.
In May 2014, the District Court granted a request by Amneal to consolidate its case with the Par case. Additional patents covering Xyrem have been issued since May 2014 and have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, for Xyrem. Amneal and Par gave us additional notices of Paragraph IV Certifications regarding such patents, and we filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to Paragraph III Patent Certifications. In September 2017, we and Amneal stipulated to dismiss claims relating to certain of our patents covering the formulation of Xyrem on the grounds that Amneal had notified FDA that it had converted its Paragraph IV Certifications as to these patents to Paragraph III Patent Certifications.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Teva, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Teva moved to dismiss the portion of the case based on our Orange Book-listed risk evaluation and mitigation strategy, or REMS, patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of inter partes review, or IPR, proceedings before the Patent Trial and Appeal Board, or PTAB, relating to the patents that were the subject of Teva’s motion. Since March 2015, we received an additional notice of Paragraph IV Certification from Teva regarding newly issued patents for Xyrem listed in the Orange Book, and we filed an additional lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order consolidating all then-pending lawsuits against Amneal, Par and Teva into one case.
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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Teva and Lupin into a single case for all purposes. Although no trial date has been set for the consolidated case, discovery is scheduled to conclude in the third quarter of 2018, and the trial in this consolidated case could occur as early as the third quarter of 2018. As discussed in more detail below, in January 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par in the consolidated case, as well as related discovery proceedings and certain IPR proceedings currently on appeal to the Court of Appeal for the Federal Circuit, or the Federal Circuit.
On November 21, 2017, we received a notice of Paragraph IV Certification from Mallinckrodt Inc., or Mallinckrodt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 2, 2018, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Mallinckrodt’s ANDA and seeking a permanent injunction to prevent Mallinckrodt from introducing a generic version of Xyrem that would infringe our patents.
We cannot predict whether additional generic manufacturers will file ANDAs and require new patent litigation, the specific timing or outcome of events with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem ANDA Litigation Settlements. On April 5, 2017, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against the first ANDA filer, Roxane Laboratories, Inc., which was acquired by West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward. In connection with the settlement, we granted West-Ward the right to sell an authorized generic version of Xyrem, or the West-Ward AG Product, in the U.S. for an initial term of six months beginning on January 1, 2023, or earlier under certain circumstances. Such circumstances include events related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. West-Ward has the right to extend the initial six-month term for the West-Ward AG Product, or the Initial Term, and continue to sell the West-Ward AG Product for up to a total of five years (the Initial Term, as it may be extended by West-Ward, is referred to as the West-Ward AG Sales Period). We are entitled to receive a meaningful royalty on net sales of the West-Ward AG Product, with the royalty rate increasing during the Initial Term based on increased net sales of the West-Ward AG Product. There will also be a substantial increase in the royalty rate should the West-Ward AG Sales Period be extended beyond one year. We will also receive payment for the supply of the West-Ward AG Product and reimbursement for a portion of the services costs associated with the operation of the Xyrem REMS and distribution of the West-Ward AG Product. We also granted West-Ward a non-exclusive license under the Xyrem patents to make, have made and market its own generic sodium oxybate product under the West-Ward ANDA in the U.S., effective at the end of the West-Ward AG Sales Period.
On January 9, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par in the District Court, as well as related discovery proceedings and certain IPR proceedings currently on appeal to the Federal Circuit. In connection with the settlement, we granted Par the right to sell a limited volume of an authorized generic version of Xyrem, or the Par AG Product, in the U.S. for a term beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, or the Par AG Sales Period. Such circumstances include events related to acceleration of the West-Ward AG Product launch date, the earlier launch of another party’s authorized generic or generic sodium oxybate product, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. The volume of the Par AG Product is limited to an annual amount equal to a low single-digit percentage of Xyrem sales volume during the calendar year preceding the entry date of the Par AG Product. We also granted Par a non-exclusive license under the Xyrem patents to make, have made and market its own generic sodium oxybate product under Par’s

ANDA (assuming FDA approval is obtained) effective December 31, 2025, or earlier under certain circumstances. Such circumstances include events related to launch of a generic sodium oxybate product by West-Ward or another party under its ANDA, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. If the Par license to market its own generic sodium oxybate product accelerates, then Par will have the option to elect to market the Par AG Product until December 31, 2025, but Par will not be entitled to market the Par AG Product and its own generic sodium oxybate product simultaneously. We are entitled to receive a meaningful royalty on net sales of the Par AG Product over the Par AG Sales Period, as well as payment for the supply of the Par AG Product and reimbursement for a portion of the services costs associated with the operation of the Xyrem REMS and distribution of the Par AG Product.
In addition to our settlement agreements with West-Ward and Par, we have also entered into settlements with three other ANDA filers, granting each of those filers the right to manufacture, market and sell its own sodium oxybate product on or after December 31, 2025, or earlier depending on the occurrence of certain events. The specific terms of all of the settlement agreements are confidential.
The settlements do not resolve the consolidated case against Amneal, Teva and Lupin, or the case against the most recent ANDA filer, Mallinckrodt, which remain pending.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six of our seven patents associated with the Xyrem REMS, or REMS patents. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of the six REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any future IPR or other proceeding, the outcome of the appeal of the July 2016 and March 2017 PTAB decisions with respect to the REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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

Government Matter. In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us.  We are cooperating with this investigation. We are unable to predict the outcome of this investigation. For more information, see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K.
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

	High	Low
Calendar Quarter—2016
First Quarter	$139.55	$108.50
Second Quarter	$160.00	$129.00
Third Quarter	$153.98	$117.34
Fourth Quarter	$126.36	$95.80
Calendar Quarter—2017
First Quarter	$148.14	$109.14
Second Quarter	$163.75	$139.72
Third Quarter	$162.59	$139.28
Fourth Quarter	$151.45	$128.58
On February 20, 2018, the last reported sales price per share of our ordinary shares was $144.78 per share.
Holders of Ordinary Shares
As of February 20, 2018, there were two holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
In 2017 and 2016, we did not declare or pay cash dividends on our common equity and we do not currently plan to pay cash dividends in the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 2.5 to 1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement and other factors our board of directors deems relevant.

Unregistered Sales of Equity Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2017, there were no unregistered sales of equity securities by us during the year ended December 31, 2017.
Irish Law Matters
As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union, or EU. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Republic of Guinea-Bissau, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, countries that harbor certain terrorist groups and Ukraine without the prior permission of the Central Bank of Ireland.
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

Performance Measurement Comparison (1)
The following graph shows the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2012 in (i) our ordinary shares; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index through December 31, 2017. The shareholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

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

Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month during the three-month period ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
October 1 - October 31, 2017	90,400	$143.44	90,400	$212,143,010
November 1 - November 30, 2017	109,400	$136.81	109,400	$197,178,032
December 1 - December 31, 2017	106,100	$136.10	106,100	$182,740,026
Total	305,900	$138.52	305,900
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock units.

(2)	Average price paid per share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In November 2016, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. This authorization has no expiration date.

(4)
The dollar amount shown represents, as of the end of each fiscal month, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program, exclusive of any brokerage commissions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions, and may be modified, suspended or otherwise discontinued at any time without prior notice.

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
We derived the consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016(1)	2015	2014(2)	2013
	(In thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues:
Product sales, net	$1,601,399	$1,477,261	$1,316,819	$1,162,716	$865,398
Royalties and contract revenues	17,294	10,712	7,984	10,159	7,025
Total revenues	1,618,693	1,487,973	1,324,803	1,172,875	872,423
Operating expenses:
Cost of product sales (excluding amortization and impairment of intangible assets)	110,188	105,386	102,526	117,418	102,146
Selling, general and administrative	544,156	502,892	449,119	406,114	304,303
Research and development	198,442	162,297	135,253	85,181	41,632
Acquired in-process research and development	85,000	23,750	—	202,626	4,988
Intangible asset amortization	152,065	101,994	98,162	126,584	79,042
Impairment charges	—	—	31,523	39,365	—
Total operating expenses	1,089,851	896,319	816,583	977,288	532,111
Income from operations	528,842	591,654	508,220	195,587	340,312
Interest expense, net	(77,756)	(61,942)	(56,917)	(52,713)	(26,916)
Foreign exchange gain (loss)	(9,969)	3,372	1,445	8,683	(1,697)
Loss on extinguishment and modification of debt	—	(638)	(16,815)	—	(3,749)
Income before income tax provision (benefit) and equity in loss of investees	441,117	532,446	435,933	151,557	307,950
Income tax provision (benefit)	(47,740)	135,236	106,399	94,231	91,638
Equity in loss of investees	1,009	379	—	—	—
Net income	487,848	396,831	329,534	57,326	216,312
Net loss attributable to noncontrolling interests	—	—	(1)	(1,061)	—
Net income attributable to Jazz Pharmaceuticals plc	$487,848	$396,831	$329,535	$58,387	$216,312

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$8.13	$6.56	$5.38	$0.98	$3.71
Diluted	$7.96	$6.41	$5.23	$0.93	$3.51
Weighted-average ordinary shares used in per share calculations - basic	60,018	60,500	61,232	59,746	58,298
Weighted-average ordinary shares used in per share calculations - diluted	61,317	61,870	63,036	62,614	61,569

	As of December 31,
	2017	2016(1)	2015	2014(2)	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$601,035	$425,963	$988,785	$684,042	$636,504
Working capital	674,330	490,663	1,031,025	799,044	660,589
Total assets	5,123,672	4,800,227	3,332,612	3,308,617	2,225,900
Long-term debt, current and non-current (1)(2)	1,581,038	2,029,625	1,188,444	1,313,161	539,436
Retained earnings	917,956	528,907	302,686	34,704	18,532
Total Jazz Pharmaceuticals plc shareholders’ equity	2,713,097	1,877,339	1,598,646	1,371,144	1,295,534
 __________________________

(1)
On May 27, 2016, we entered into a definitive merger agreement with Celator Pharmaceuticals, Inc., or Celator, pursuant to which we made a cash tender offer of $30.25 per share for all of the outstanding shares of Celator’s common stock. On July 12, 2016, we completed the acquisition of Celator, which acquisition we refer to in this report as the Celator Acquisition, under the terms of the merger agreement. Celator became an indirect wholly-owned subsidiary of Jazz Pharmaceuticals plc, and each share of Celator common stock then outstanding (other than shares owned by us or Celator) was converted into the right to receive $30.25, the same price per share offered in the tender offer. The aggregate cash consideration for the Celator Acquisition was $1.5 billion. The results of operations of the acquired Celator business, along with the estimated fair values of the assets acquired and liabilities assumed in the Celator Acquisition, have been included in our consolidated financial statements since the closing of the Celator Acquisition on July 12, 2016. On July 12, 2016, we entered into an amendment to our 2015 credit agreement, which amended agreement we refer to in this report as our amended credit agreement, that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition. The maturity date of both our revolving credit facility and term loan facility was extended from June 2020 to July 2021 pursuant to the amended credit facility. In the third quarter of 2017, we completed a private placement of $575.0 million aggregate principal amount of 1.50% exchangeable senior notes due 2024, or the 2024 Notes, resulting in net proceeds to us, after debt issuance costs, of $559.4 million. We used a portion of the net proceeds from the issuance of the 2024 Notes to repay all then outstanding borrowings under the revolving credit facility provided for under the amended credit agreement.

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

Management Overview
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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC.

Our strategy is to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying and investing in growth opportunities such as new treatment indications and new geographic markets;

•	Acquiring or licensing rights to clinically meaningful and differentiated products on the market or product candidates at various stages of development; and

•	Pursuing targeted development of post-discovery differentiated product candidates.
We apply a disciplined approach to allocating our resources between investments in our current commercial and development portfolio and acquisitions or in-licensing of new assets.
Our total net product sales increased by 8% in 2017 compared to 2016, primarily due to an increase in Xyrem, Vyxeos and Defitelio product sales. We expect total net product sales to increase in 2018 over 2017, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Item I, Part 1A of this Annual Report on Form 10-K.
In 2017, we continued to increase our focus on research and development activities and achieved meaningful milestones in our clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
Solriamfetol (JZP-110)	Excessive sleepiness, or ES, in obstructive sleep apnea, or OSA
Submitted a new drug application, or NDA, to the FDA in fourth quarter of 2017; preparing to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in late 2018

Solriamfetol (JZP-110)	ES in narcolepsy	Submitted an NDA to the FDA in fourth quarter of 2017; preparing to submit an MAA to EMA in late 2018
Solriamfetol (JZP-110)	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017; targeting completion of enrollment by late 2018

Project	Disease Area	Status
Xyrem	EDS and cataplexy in pediatric narcolepsy patients with cataplexy	Expect to submit a supplemental NDA, or sNDA, and pediatric written request report to the FDA in mid-2018
JZP-507	EDS and cataplexy in narcolepsy	Expect to be ready to submit an NDA to the FDA as early as mid-2018
JZP-258	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial in first quarter of 2017; expect to complete enrollment in fourth quarter of 2018; subject to results of trial, expect to submit an NDA to the FDA in 2019
JZP-258	Idiopathic hypersomnia, or IH	Expect to initiate Phase 3 trial in second half of 2018
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	High-risk AML	Submitted an MAA to the EMA in fourth quarter of 2017
Vyxeos	Myelodysplastic syndrome, or MDS	Preparing for Phase 2 trial with cooperative group with planned initiation in second half of 2018
Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of acute Graft versus Host Disease, or aGvHD, following HSCT	First patient enrolled in Phase 2 proof of concept trial in first quarter of 2018
Defibrotide	Transplant-associated thrombotic microangiopathy, or TA-TMA	Expect to activate sites in pivotal Phase 2 trial in fourth quarter of 2018
Asparaginase	ALL and other hematological malignancies	Evaluation of early-stage product candidates
CombiPlex combinations	Oncology/hematological disorders	Pre-clinical evaluation of oncology therapeutic combinations
We are also engaged in a number of licensing and collaboration agreements, including a collaboration and option agreement with ImmunoGen, Inc., or ImmunoGen, granting us rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related antibody-drug conjugate, or ADC, programs, IMGN779 and IMGN632, as well as an additional ADC program to be designated during the term of the agreement. IMGN779 is a CD33-targeted ADC that ImmunoGen is investigating for the treatment of AML, and IMGN632 is a CD123-targeted ADC that ImmunoGen is investigating for the treatment of hematological malignancies, including AML and blastic plasmacytoid dendritic cell neoplasm. Both IMGN779 and IMGN632 are in Phase 1 testing.
For further details regarding these development activities, see “Business - Research and Development” in Part I, Item 1 of this Annual Report on Form 10-K.
For 2018 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for a number of anticipated regulatory submissions, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. Our ability to continue to undertake our planned development activities, as well as the success of these activities, are subject to a number of risks and uncertainties, including the risk factors under the headings “Risks Related to Our Business” and “Risks Related to Our Industry” in Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
2017 Business Highlights
FDA Approval and Launch of Vyxeos. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed t-AML or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017.
Settlement with First Xyrem ANDA Filer and Certain Other Filers. On April 5, 2017, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against the first Xyrem abbreviated new drug application, or ANDA, filer, Roxane Laboratories, Inc., which was acquired by West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward. On January 9, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par Pharmaceutical, Inc., or Par, as well as certain other proceedings. To date, we have settled lawsuits against five of the nine ANDA filers. These settlement agreements grant each of the settling filers rights to sell an authorized generic version of Xyrem, or AG Product, and/or its own generic sodium oxybate product as described in more detail below under “—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval.”

Significant Regulatory Filings

•	In December 2017, we submitted an NDA to the FDA for solriamfetol for potential treatment of ES in patients with narcolepsy and OSA.

•
In November 2017, we submitted an MAA for Vyxeos to the EMA for the treatment of t-AML or AML-MRC. We expect to launch Vyxeos, if approved, in the EU on a rolling basis shortly following approval, which could occur as early as mid-2018.

Issuance of Exchangeable Senior Notes. In August 2017, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $500.0 million principal amount of 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and in September 2017, sold an additional $75.0 million principal amount of 2024 Notes. We used the net proceeds from the issuance of the 2024 Notes to repay $500.0 million in outstanding borrowings under our revolving credit facility and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes.
Entry into Licensing and Collaboration Agreements

•	In March 2017, we executed license agreements granting Nippon Shinyaku Co., Ltd. exclusive rights to develop and commercialize Defitelio and Vyxeos in Japan.

•
In May 2017, we entered into a license agreement with XL-protein GmbH, or XLp, for the rights to develop, manufacture and commercialize products using XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates.

•
In August 2017, we entered into a collaboration and option agreement with ImmunoGen granting us rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related programs, as well as an additional ADC program to be designated during the term of the agreement, as described above.

•
In December 2017, we amended our agreement with Pfenex, Inc., or Pfenex, which agreement grants us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate.

U.S. Tax Reform. On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or U.S. Tax Act, was signed into law.  The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018, implementing a modified territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and changing the rules which determine whether a U.S. person is a U.S. shareholder of a controlled foreign corporation for 2017 and onwards. As a result of these changes, we recognized a provisional $148.8 million tax benefit in our consolidated statement of income in 2017.  We expect that the U.S. Tax Act will have a modest positive effect on our effective tax rate in 2018.
Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 74% and 75% of our net product sales for the years ended December 31, 2017 and 2016. As a result, we continue to place a high priority on seeking to increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We also focus on enhancing and enforcing our intellectual property rights related to Xyrem, and on product development efforts to develop product, service and safety improvements for patients.
Our future plans assume that sales of Xyrem will increase, but we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2018, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including those related to:

•
the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain ANDA filers or on terms that are different from those contemplated by the settlement agreements, as further described below;

•	the potential U.S. introduction of new products that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy;

•	changes to or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS, as further described below;

•	challenges and potential challenges to our intellectual property around Xyrem, including uncertainty in ongoing ANDA litigation or the possibility of new ANDA filers and challenges;

•	any increase in pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors;

•
changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities;

•	operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA;

•	any supply or manufacturing problems, including any problems with our sole source Xyrem active pharmaceutical ingredient, or API, provider;

•	continued acceptance of Xyrem by physicians and patients, including as a result of negative publicity that surfaces from time to time;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	our U.S.-based API and Xyrem suppliers’ ability to obtain sufficient quotas from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the federal district court of New Jersey, or District Court, asserting that such generic products would violate our patents covering Xyrem. We have settled lawsuits against five of the ANDA filers. In our settlement with the first filer, West-Ward, we granted West-Ward the right to sell an AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. In our settlement with Par, we granted Par the right to sell a limited volume of an AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of West-Ward’s AG Product launch date. We also granted Par a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including circumstances related to the launch of a generic sodium oxybate product by West-Ward or another company under its ANDA. We have also settled all lawsuits with three of the other ANDA filers, granting each of them a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another company of a generic sodium oxybate product under its ANDA.
Patent lawsuits against three of the remaining non-settling ANDA filers have been consolidated as one case and remain pending. Although no trial date has been set, discovery is scheduled to conclude in the third quarter of 2018, and the trial in this consolidated case could occur as early as the third quarter of 2018. The most recent ANDA was filed in November 2017, and we filed a patent lawsuit against that filer in the District Court in January 2018. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers. We do not know whether additional ANDAs have been or will be filed.
In July 2016, the Patent Trial and Appeal Board, or PTAB, issued final decisions that the claims of six patents associated with the Xyrem REMS are unpatentable. In March 2017, the PTAB issued a final decision that three claims of a seventh Xyrem patent associated with the Xyrem REMS are unpatentable. Those PTAB decisions are currently on appeal to the United States Court of Appeals for the Federal Circuit, or Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable.
For a further description of the legal proceedings and settlement agreements relating to Xyrem, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
The actual timing of any commercial launch of an AG Product or a generic sodium oxybate product is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a final decision in patent litigation. However, notwithstanding our patents and the terms of settlement agreements licensing those patents as of future dates, it is possible that any non-settling company that obtains and maintains FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce such product before our patents expire or before the entry dates specified in our settlement agreements, including if it is determined that our patents are invalid or unenforceable, if such company obtains a final judicial determination that its products do not infringe our patents, or if such company decides, before applicable patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in litigation at trial or on appeal, we cannot guarantee that a court will grant an injunction that prevents a defendant from marketing a product that infringes our patents. Instead the court may order a party that is found to infringe to pay damages, which could be significant. If a non-settling company launches a product in any of these scenarios, it could accelerate the launch dates for the AG Products and generic sodium oxybate products under our settlements agreements, depending on the circumstances.
In addition, Xyrem could also be subject to potential future competition from other products. Companies could develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative delivery technology. For example, Avadel Pharmaceuticals plc, or Avadel, is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently announced that it expects to establish an expanded access program for the product in early 2018 and submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. If any company successfully develops, obtains FDA approval of and launches a product that is approved in the U.S. for the treatment of narcolepsy patients, it could result in a substantial reduction of Xyrem sales, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described elsewhere in this Annual Report on Form 10-K. We expect that the launch of an AG Product or a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
In February 2015, the FDA approved the current Xyrem REMS, which requires, among other things, that Xyrem be distributed through a single pharmacy. In the FDA’s letter approving the Xyrem REMS, the FDA stated that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate indications or products, or whether FDA will permit modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate indications or products. Any such modifications required or rejected by the FDA could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem.
In January 2017, the FDA announced approval of West-Ward’s ANDA and waived the shared REMS requirement, permitting West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. This could potentially include future sodium oxybate products approved under a Section 505(b)(2) approval pathway. We cannot predict whether a company marketing a sodium oxybate product approved under Section 505(b)(2) would be required or permitted to distribute its product through the generic sodium oxybate REMS or a separate REMS.
We were not involved in the development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. A sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products could be distributed through multiple pharmacies, could increase the risks associated with sodium oxybate distribution. Any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, public acceptance of Xyrem as a treatment for EDS and cataplexy in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any of which could have a material adverse effect on our Xyrem business.
We may face pressure to modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS or otherwise. We continue to evaluate potential challenges based on the FDA’s waiver of the requirement for a single, shared system REMS in connection with the approvals of the ANDAs, including whether the FDA’s waiver decision meets the conditions for such a waiver under applicable law. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
For further discussion regarding the risks associated with Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10-K.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 12% of our net product sales in 2017 and 14% of our net product sales in 2016. A significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL.
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. PBL continues to address the issues identified by the FDA in the warning letter. Following a site inspection of PBL by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, in December 2017, MHRA issued an inspection report listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. In January 2018, PBL filed a response to the report with the MHRA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA and MHRA or whether the FDA and MHRA will be satisfied with PBL’s responses. Any failure by PBL to respond to the satisfaction of the FDA or MHRA could result in enforcement actions by the FDA or MHRA, including the FDA refusing admission of Erwinaze into the U.S. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our future maintenance and potential growth of the market for this product.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we have been experiencing temporary supply disruptions in the first quarter of 2018 in the U.S. and other countries. We cannot predict whether the required remediation activities in connection with the FDA warning letter or the MHRA report will further strain manufacturing capacity and adversely affect Erwinaze supply. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
In addition, our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 2018. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension.
Our ability to successfully maintain sales of Erwinaze is subject to a number of other challenges, including the development of new asparaginase treatments or treatment protocols and potential competition from future biosimilar products. For further discussion of these and other risks and uncertainties associated with Erwinaze, see the risk factors set forth in “Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% of our net product sales for the year ended December 31, 2017 and 7% of our net product sales for the year ended December 31, 2016. We seek to increase sales of Defitelio through sales and marketing activities. However, our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, U.S. physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
For further discussion of these and other risks and uncertainties associated with Defitelio, see the risk factors set forth in “Risks Factors” in Item 1, Part 1A of this Annual Report on Form 10-K.
Vyxeos. We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or the Celator Acquisition. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed t-AML or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017, and our commercial launch in the U.S. is still at an early stage. Sales of Vyxeos were 2% of our total net product sales for the year ended December 31, 2017. In the fourth quarter of 2017, we submitted an MAA for Vyxeos in Europe for the treatment of t-AML or AML-MRC. We expect to launch Vyxeos, if approved, in the EU on a rolling basis shortly following approval, which could occur as early as mid-2018. We cannot predict whether we will be able to obtain approval in Europe in a timely manner, or at all.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of additional risks and uncertainties, including potential delays or problems in the supply or manufacture of Vyxeos, acceptance by hospital pharmacy and therapeutics committees in the U.S., the availability of adequate coverage, pricing and reimbursement approvals and potential competition from products in development. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in Europe in a timely manner, or at all, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For further discussion of these and other risks and uncertainties associated with Vyxeos, see the risk factors set forth in “Risks Factors” in Item 1, Part 1A of this Annual Report on Form 10-K.
Solriamfetol. In the fourth quarter of 2017, we submitted an NDA to the FDA to seek approval for solriamfetol in the treatment of ES associated with OSA and narcolepsy. We cannot predict whether our NDA will be approved by the FDA in a timely manner, or at all. Our ability to realize the anticipated benefits from an approved solriamfetol product and our investment in solriamfetol is subject to a number of risks and uncertainties, including, among other things, the outcome of DEA scheduling review, which will need to be completed after NDA approval, if any, but before commercial launch, market acceptance for an approved solriamfetol product, potential competition from other products in development and the availability of adequate pricing, coverage and reimbursement by government programs and third party payors. For further discussion of these and other risks and uncertainties associated with solriamfetol, see the risk factors set forth in “Risks Factors” in Item 1, Part 1A of this Annual Report on Form 10-K.
Other Challenges and Risks
We anticipate that we will continue to face a number of other challenges and risks to our business and our ability to execute our strategy in 2018 and beyond. Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations.
Drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Several states have recently passed laws aimed at increasing transparency relating to drug pricing, and other states may do so in the future. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. Moreover, REMS and the improper use of REMS as a means of improperly blocking or delaying competition for branded pharmaceutical products has increasingly drawn public scrutiny from Congress, the Federal Trade Commission, or FTC, and the FDA. Congress, for example, has introduced proposed legislation aimed at preventing companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples needed for bioequivalence testing. The FDA has stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. We are cooperating with the government’s investigation of our support of charitable organizations, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. The Office of the Inspector General has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. For more information, see the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of this Annual Report on Form 10-K.
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

Results of Operations
The following table presents revenues and expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands except percentages):

	2017	Change	2016 (1)	Change	2015
Product sales, net	$1,601,399	8%	$1,477,261	12%	$1,316,819
Royalties and contract revenues	17,294	61%	10,712	34%	7,984
Cost of product sales (excluding amortization and impairment of intangible assets)	110,188	5%	105,386	3%	102,526
Selling, general and administrative	544,156	8%	502,892	12%	449,119
Research and development	198,442	22%	162,297	20%	135,253
Acquired in-process research and development	85,000	258%	23,750	N/A(2)	—
Intangible asset amortization	152,065	49%	101,994	4%	98,162
Impairment charges	—	N/A(2)	—	N/A(2)	31,523
Interest expense, net	77,756	26%	61,942	9%	56,917
Foreign exchange loss (gain)	9,969	(396)%	(3,372)	133%	(1,445)
Loss on extinguishment and modification of debt	—	N/A(2)	638	(96)%	16,815
Income tax provision (benefit)	(47,740)	(135)%	135,236	27%	106,399
Equity in loss of investees	1,009	166%	379	N/A(2)	—
Net loss attributable to noncontrolling interests	—	N/A(2)	—	N/A(2)	(1)
 _________________________

(1)	Our financial results include the financial results of the historical Celator business since the closing of the Celator Acquisition on July 12, 2016.

(2)	Comparison to prior period is not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2017, 2016 and 2015 (in thousands except percentages):

	2017	Change	2016	Change	2015
Xyrem	$1,186,699	7%	$1,107,616	16%	$955,187
Erwinaze/Erwinase	197,340	(2)%	200,678	(1)%	203,261
Defitelio/defibrotide	133,650	23%	108,952	54%	70,731
Vyxeos	33,790	N/A(1)	—	N/A(1)	—
Prialt® (ziconotide) intrathecal infusion	27,361	(6)%	29,120	10%	26,440
Other	22,559	(27)%	30,895	(50)%	61,200
Product sales, net	1,601,399	8%	1,477,261	12%	1,316,819
Royalties and contract revenues	17,294	61%	10,712	34%	7,984
Total revenues	$1,618,693	9%	$1,487,973	12%	$1,324,803
 _________________________

(1)	Comparison to prior period is not meaningful.
Product Sales, Net
Xyrem product sales increased by 7% in 2017 compared to 2016 primarily due to higher average net selling prices partially offset by higher gross to net deductions. Sales volumes in 2017 were consistent with 2016; sales growth was impacted by payer mix throughout 2017 and by operational changes that delayed some prescription fulfillment in the second half of 2017. Xyrem product sales increased by 16% in 2016 compared to 2015 primarily due to higher average net selling prices and, to a lesser extent, an increase in sales volume.  Price increases were instituted in January and July 2017 and February 2016. Xyrem product sales volumes increased by 6% in 2016 compared to 2015. The sales volume increase in 2016 was driven by an increase in the average number of patients on Xyrem, which includes new patients, patients who restarted Xyrem therapy and active patients who remained on Xyrem therapy. Erwinaze product sales decreased slightly in 2017 and in 2016 compared to the immediately preceding years primarily due to lower sales volume, partially offset by price increases instituted in November

2017, January 2016 and July 2015. The Erwinaze sales volume decrease in both years was primarily due to supply interruptions, which resulted in fluctuations in inventory levels and temporary disruptions to the company’s ability to supply certain markets. Defitelio/defibrotide product sales increased in 2017 and in 2016 compared to the immediately preceding years, primarily due to the launch of Defitelio in the U.S. in April 2016 and higher net sales outside the U.S primarily due to higher sales volume. Vyxeos product sales in 2017 were $33.8 million following its launch in August 2017. Prialt product sales decreased in 2017 compared to 2016, primarily due to a decrease in sales volume. Prialt product sales increased in 2016 compared to 2015, primarily due to an increase in sales volume. Other product sales decreased in 2017 and in 2016 compared to the immediately preceding years, primarily due to a decrease in sales of our psychiatry products due to generic competition. In addition, other product sales decreased in 2016 compared to 2015, partly due to our disposition, in March 2015, of certain products and the related business that we originally acquired in the EUSA Acquisition. We expect total product sales will increase in 2018 over 2017, primarily due to anticipated growth in sales of Xyrem, Vyxeos and Defitelio, partially offset by decreases in sales of certain other products.
Royalties and Contract Revenues
Royalties and contract revenues increased by $6.6 million in 2017 compared to 2016, primarily due to higher contract revenues from out-licensing agreements. Royalties and contract revenues increased by $2.7 million in 2016 compared to 2015, primarily due to sales-based milestone revenue of $1.0 million recognized in 2016 and higher sales of out-licensed products. We do not expect royalties and contract revenues to change materially in 2018 compared to 2017.
Cost of Product Sales
Cost of product sales increased in 2017 and in 2016 compared to the immediately preceding years, primarily due to changes in product mix and an increase in net product sales. Gross margins as a percentage of net product sales were 93.1%, 92.9% and 92.2% in 2017, 2016 and 2015, respectively. The increase in the gross margin percentage in 2017 and in 2016 compared to the immediately preceding years was primarily due to changes in product mix. We expect that our gross margin as a percentage of net product sales will not change materially in 2018 compared to 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2017 compared to 2016, primarily due to an increase in compensation-related expenses of $39.9 million, primarily driven by higher headcount, and an increase in other expenses related to the expansion and support of our business, including expenses related to the launch of Vyxeos in the U.S of $6.4 million, partially offset by the impact in 2016 of transaction and integration expenses related to the Celator Acquisition of $13.1 million and a one-time contract termination fee of $11.6 million to eliminate a potential future royalty obligation related to Vyxeos. Selling, general and administrative expenses increased in 2016 compared to 2015, primarily due to an increase of $22.7 million in compensation-related expenses driven by higher headcount, transaction and integration expenses related to the Celator Acquisition of $13.1 million, a one-time contract termination fee of $11.6 million to eliminate a potential future royalty obligation related to Vyxeos, an increase of $8.5 million in legal fees and expenses related to certain legal proceedings and restructuring, and an increase in other expenses related to the expansion and support of our business, including expenses related to the launch of Defitelio in the U.S., partially offset by a one-time charge of $18.0 million in 2015 for settlement of a contract claim liability. We expect selling, general and administrative expenses in 2018 to increase compared to 2017, primarily due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business and increase in expenses related to the preparation for the potential U.S. commercial launch of solriamfetol for the treatment of ES in OSA and in narcolepsy, continuation of the U.S launch of Vyxeos and the potential EU commercial launch of Vyxeos.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Clinical studies and outside services	$93,317	$100,165	$63,079
Personnel expenses	63,941	47,969	39,515
Milestone expenses	19,500	750	25,000
Other	21,684	13,413	7,659
Total	$198,442	$162,297	$135,253
Research and development expenses increased by $36.1 million in 2017 compared to 2016. Clinical studies and outside services costs decreased in 2017 compared to 2016 primarily due to lower clinical trial costs for solriamfetol studies for ES associated with OSA and with narcolepsy following the completion of three Phase 3 clinical trials, partially offset by an increase in expenses related to our other ongoing clinical development programs and higher costs in respect of regulatory activities. Personnel expenses increased by $16.0 million in 2017 compared to 2016, primarily driven by increased headcount in support of our development programs. Milestone expense in 2017 related to payments made under the license and option agreement with Pfenex, which we entered into in July 2016 and amended in December 2017, for worldwide rights to develop and commercialize multiple early-stage hematology product candidates. Research and development expenses increased by $27.0 million in 2016 compared to 2015, primarily due to increased clinical studies and outside services costs related to three Phase 3 clinical trials for solriamfetol and development of other sleep product candidates and expenses related to initiation of a rolling submission of an NDA for Vyxeos. Personnel expenses increased by $8.5 million in 2016 compared to 2015, primarily due to salary and benefit-related expenses (including share-based compensation) primarily driven by increased headcount in support of our development programs and, to a lesser extent, increased headcount due to the Celator Acquisition.
For 2018 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for a number of anticipated regulatory submissions, initiate additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of and regulatory submissions for our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Acquired In-Process Research and Development
In 2017, acquired in-process research and development, or IPR&D, expense was primarily related to an upfront payment of $75.0 million in connection with a collaboration and option agreement with ImmunoGen to acquire rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related ADC programs, as well as an additional program to be designated during the term of the agreement.
In 2016, acquired IPR&D expense was related to upfront and option payments. In March 2016 we obtained intellectual property and know-how related to recombinant crisantaspase for a payment of $8.8 million. In July 2016 we made upfront and option payments of $15.0 million to Pfenex.
Intangible Asset Amortization
Intangible asset amortization increased in 2017 compared to 2016 primarily due to the commencement of amortization of the Vyxeos intangible asset upon FDA approval in August 2017. Intangible asset amortization increased in 2016 compared to 2015, primarily due to the commencement of amortization of the Defitelio U.S. intangible asset upon FDA approval in March 2016, partially offset by the cessation of amortization of certain intangible assets that were fully amortized in 2015 and the impact of foreign exchange rates on euro-denominated assets. We expect intangible asset amortization to increase in 2018 compared to 2017 due to the full year amortization of the Vyxeos intangible asset.
Impairment Charges
In 2015, we recorded an impairment charge of $31.5 million related to our acquired IPR&D asset as a result of our decision to terminate a pivotal Phase 2 clinical trial of JZP-416.
Interest Expense, Net
In July 2016, we entered into the amended credit agreement providing for a revolving credit facility of $1.25 billion, of which $1.0 billion was drawn to partially fund the Celator Acquisition, and a $750.0 million term loan facility. As of December 31, 2017, $676.8 million principal amount of the term loan remained outstanding. In the third quarter of 2017, we issued $575.0 million principal amount of 2024 Notes, which remained outstanding at December 31, 2017. We used the net proceeds from the issuance of the 2024 Notes primarily to repay outstanding borrowings under the revolving credit facility.

Interest expense, net increased by $15.8 million in 2017 compared to 2016, primarily due to the increase in our average debt balance and higher interest rates in 2017. Interest expense, net increased by $5.0 million in 2016 compared to 2015, primarily due to the increase in our average debt balance and increased interest rates on borrowings under the amended credit agreement as compared to the 2015 credit agreement. We expect interest expense, net will be higher in 2018 compared to 2017 primarily due to the amortization of the debt discount on the 2024 Notes, partially offset by higher interest income.
Foreign Exchange Loss (Gain)
The foreign exchange loss (gain) is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
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
Income Tax Provision (Benefit)
Our income tax benefit was $47.7 million in 2017, and our income tax provision was $135.2 million and $106.4 million in 2016 and 2015, respectively. The income tax benefit in 2017 included a benefit of $148.8 million relating to the impact of the recently enacted U.S. Tax Act. The effective tax rates for 2017, 2016 and 2015 were (10.8)%, 25.4% and 24.4%, respectively. The effective tax rate for 2017 excluding the impact of the U.S. Tax Act was 22.9%. The effective tax rates for 2017 (excluding the impact of the U.S. Tax Act), 2016 and 2015 were higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for income tax purposes, partially offset by originating tax credits, the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation and the release of a valuation allowance held against certain foreign net operating losses or NOLs. The decrease in the effective tax rate in 2017 (excluding the impact of the U.S. Tax Act) compared to 2016 was primarily due to the release of a valuation allowance held against certain foreign NOLs and the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation, partially offset by a reduction in deductions available in relation to subsidiary equity. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to a decrease in the impact of the reduction in tax rates in certain jurisdictions and a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. We expect that the U.S. Tax Act will have a modest positive effect on our effective tax rate in 2018.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests relates to the portion of the net loss of Gentium not attributable, directly or indirectly, to our ownership interest. During 2015, we acquired the remaining noncontrolling interests in Gentium.

Liquidity and Capital Resources
As of December 31, 2017, we had cash, cash equivalents and investments of $601.0 million, borrowing availability under our revolving credit facility of $1.25 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $676.8 million aggregate principal amount term loan, $575.0 million principal amount of the 2021 Notes and $575.0 million principal amount of the 2024 Notes. During 2017, 2016 and 2015, we generated cash flows from operations of $693.1 million, $592.4 million and $531.9 million, respectively, and we expect to continue to generate positive cash flow from operations.
In the third quarter of 2017, we completed a private placement of the 2024 Notes resulting in net proceeds to us, after debt issuance costs, of $559.4 million. We used the net proceeds from the issuance of the 2024 Notes to repay $500.0 million in outstanding borrowings under our revolving credit facility and to pay related fees and expenses and the remainder of the net proceeds for general corporate purposes. As of December 31, 2017, we had no outstanding borrowings under our revolving credit facility.
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
In May 2013, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate repurchase price of up to $200 million, exclusive of any brokerage commissions. In August 2015, we completed repurchases under the May 2013 share repurchase program. In November 2015, our board of directors authorized another share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In September 2016, we completed repurchases under the November 2015 share repurchase program. In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2017, we spent a total of $98.8 million to purchase 0.7 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $140.34 per share. All ordinary shares repurchased were canceled. As of December 31, 2017, the remaining amount authorized under the November 2016 share repurchase program was $182.7 million.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$693,087	$592,391	$531,943
Net cash used in investing activities	(268,950)	(1,751,155)	(2,255)
Net cash provided by (used in) financing activities	(409,111)	540,987	(214,323)
Effect of exchange rates on cash and cash equivalents	5,046	(5,045)	(10,622)
Net increase (decrease) in cash and cash equivalents	$20,072	$(622,822)	$304,743
Net cash provided by operating activities of $693.1 million in 2017 related to net income of $487.8 million, adjusted for acquired IPR&D expense totaling $85.0 million and non-cash items of $93.5 million primarily related to intangible asset amortization, share-based compensation, amortization of debt discount and deferred financing costs and deferred income taxes. Net cash provided by operating activities of $592.4 million in 2016 related to net income of $396.8 million, adjusted for upfront and option payments totaling $23.8 million in connection with our acquisition of IPR&D assets and non-cash items of $192.7 million primarily related to intangible asset amortization, share-based compensation, amortization of debt discount and deferred financing costs and deferred income taxes. This was partially offset by $20.9 million of net cash outflow related to changes in operating assets and liabilities. Net cash provided by operating activities in 2015 related to net income of $329.5 million, adjusted for non-cash items of $201.4 million primarily related to intangible asset amortization, share-based compensation expense, impairment charges, amortization of debt discount and deferred financing costs and loss on extinguishment and modification of debt.

Net cash used in investing activities in 2017 primarily related to the net acquisition of investments of $155.0 million, upfront payments for acquired IPR&D of $85.0 million primarily related to a collaboration and option agreement with ImmunoGen and purchases of property and equipment of $29.0 million. Net cash used in investing activities in 2016 primarily related to the Celator Acquisition for $1.5 billion, a $150.0 million milestone payment to Sigma-Tau Pharmaceuticals, Inc. that was triggered by the FDA approval of Defitelio on March 30, 2016, net acquisition of investments of $65.3 million and upfront and option payments of $23.8 million to acquire IPR&D assets. Net cash used in investing activities in 2015 related to purchases of property and equipment of $36.0 million primarily related to the construction of a manufacturing and development facility in Ireland, partially offset by net proceeds of $33.7 million from the sale of certain products and the related business that we originally acquired as part of the EUSA Acquisition.
Net cash used in financing activities in 2017 primarily related to repayment of borrowings under our revolving credit facility of $850.0 million, repurchase of ordinary shares under our share repurchase program of $98.8 million, repayment of our term loan principal of $36.1 million and payment of employee withholding taxes of $18.6 million related to share-based awards, partially offset by net proceeds from issuance of debt of $559.4 million, proceeds from employee equity incentive and purchase plans of $31.8 million and proceeds from tenant improvement allowance on a build-to-suit lease of $3.2 million. Net cash provided by financing activities in 2016 primarily related to net proceeds from issuance of debt of $994.6 million and proceeds of $24.2 million from employee equity incentive and purchase plans, partially offset by $278.3 million used to repurchase our ordinary shares under our share repurchase program, $150.0 million and $28.3 million repayments of borrowings under our revolving credit facility and long-term debt, respectively, and payment of employee withholding taxes of $21.2 million related to share-based awards. Net cash used in financing activities in 2015 primarily related to repayments of long-term debt of $905.8 million primarily for the total principal amount of term loans outstanding under a previous credit agreement, repayment of $160.0 million of borrowings under the revolving credit facility provided for under the 2015 credit agreement, $61.6 million used to repurchase our ordinary shares under our previous and current share repurchase programs and payment of employee withholding taxes of $26.1 million related to share-based awards, partially offset by proceeds from borrowings totaling $898.6 million under the 2015 credit agreement and proceeds of $40.5 million from employee equity incentive and purchase plans.
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
On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into Amendment No. 1 to our 2015 credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaced the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, and a $750.0 million term loan facility, of which $676.8 million principal amount was outstanding as of December 31, 2017. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition, and we expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. As of December 31, 2017, we did not have any outstanding borrowings under the revolving credit facility.
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
Jazz Pharmaceuticals plc and certain of our wholly owned subsidiaries are borrowers under the amended credit agreement. The borrowers’ obligations under the amended credit agreement and any hedging or cash management obligations entered into with a lender are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of our subsidiaries (including the issuer of the 2024 Notes and the 2021 Notes, together referred to as the Exchangeable Senior Notes, as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of December 31, 2017, we were in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$676,758	$40,605	$135,352	$500,801	$—
Term loan - interest (2)	73,738	23,307	41,275	9,156	—
Exchangeable Senior Notes - principal	1,150,000	—	—	575,000	575,000
Exchangeable Senior Notes - interest (3)	103,333	19,239	38,813	28,031	17,250
Revolving credit facility - commitment fee (4)	13,417	3,802	7,615	2,000	—
Commitment to equity method investees	28,550	5,550	14,000	9,000	—
Purchase and other obligations (5)	134,702	46,324	33,882	37,358	17,138
Operating lease obligations (6)	46,351	9,102	14,277	10,219	12,753
Facility lease obligations (7)	195,397	6,297	23,534	30,093	135,473
Total	$2,422,246	$154,226	$308,748	$1,201,658	$757,614
  __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial under which we acquired worldwide development, manufacturing and commercial rights to solriamfetol (other than in certain jurisdictions in Asia where SK retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $270 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of solriamfetol. In July 2016, we entered into an agreement with Pfenex that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. This agreement was amended in December 2017. Under the amended agreement, Pfenex received upfront, option and development milestone payments totaling $35.3 million and may be eligible to receive additional payments of up to $189 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $327 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of December 31, 2017. The interest rate for our term loan borrowing was 3.32% as of December 31, 2017. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of December 31, 2017.

(3)	We used the fixed interest rates of 1.875% on the 2021 Notes and 1.50% on the 2024 Notes to estimate interest owed as of December 31, 2017 until the respective final maturity dates of these notes.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.30% and assumed undrawn amounts of $1.25 billion as of December 31, 2017 to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to ImmunoGen, under our collaboration and option agreement, and to third party manufacturers.

(6)
Consists primarily of the minimum lease payments for our office buildings and automobile lease payments for our sales force. Operating expenses associated with our leased office buildings are not included in table above.

(7) This includes a lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California, in a building subsequently constructed by the landlord, which we began to occupy in October 2017, and a lease agreement we entered into in September 2017 to lease additional office space located in Palo Alto, California in a second building to be constructed by the same landlord, which we expect to occupy by the end of 2019. Not included in the table above are our estimated costs of approximately $20 million associated with the design, development and construction of tenant improvements under the lease agreement entered into in September 2017, which estimate does not include a tenant improvement allowance to be provided by the landlord.
We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. Cumulative unremitted earnings of our foreign subsidiaries totaled approximately $1.7 billion at December 31, 2017. In the event of the distribution of those earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2017, it is not practicable to determine the amount of the income tax liability related to these undistributed earnings due to a variety of factors.
In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2017, our liability for unrecognized tax benefits amounted to $106.2 million (excluding interest and penalties). We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next twelve months.

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
A significant portion of our net product revenues is derived from sales of Xyrem. We sell Xyrem in the U.S. to a single central pharmacy, Express Scripts Specialty Distribution Services, Inc., or Express Scripts. In 2017, sales of Xyrem to Express Scripts accounted for 74% of our net product sales. We recognize revenues from sales of Xyrem within the U.S. upon transfer of title, which occurs when Express Scripts removes product from our consigned inventory location at its facility for shipment directly to a patient. We do not accept returns of Xyrem from Express Scripts.
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
The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2014 (1)	$44,433	$14,039	$4,544	$5,875	$68,891
Provision, net	124,618	(4,444)	39,124	46,533	205,831
Payments/credits	(107,013)	(3,485)	(38,772)	(48,684)	(197,954)
Balance at December 31, 2015	62,038	6,110	4,896	3,724	76,768
Provision, net	129,608	(537)	40,430	40,057	209,558
Payments/credits	(123,383)	(1,207)	(40,577)	(39,582)	(204,749)
Balance at December 31, 2016	68,263	4,366	4,749	4,199	81,577
Provision, net	144,596	446	41,941	36,642	223,625
Payments/credits	(135,697)	(1,161)	(43,027)	(36,532)	(216,417)
Balance at December 31, 2017	$77,162	$3,651	$3,663	$4,309	$88,785
 __________________________
(1) Includes both continuing operations and discontinued operations to the date of disposal.
Total items deducted from gross product sales were $223.6 million, $209.6 million and $205.8 million, or 12.3%, 12.4% and 13.5% as a percentage of gross product sales, in 2017, 2016 and 2015, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represented less than 1% of net product sales for each of the years ended December 31, 2017, 2016 and 2015.
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
Rebates were $144.6 million, $129.6 million and $124.6 million, or 7.9%, 7.7% and 8.2% as a percentage of gross product sales, in 2017, 2016 and 2015, respectively. Rebates as a percentage of gross product sales did not change materially in 2017 compared to 2016. Rebates as a percentage of gross product sales decreased in 2016 compared to 2015 primarily due to decreased Medicaid expense for certain products with generic competition as a result of lower net product sales from those products in 2016, partially offset by increased Tricare per unit rebate amounts. We expect that rebates will continue to significantly impact our reported net sales. However, rebates as a percentage of gross product sales are not expected to change materially in 2018 compared to 2017.
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

Sales returns represented a charge of $0.4 million in 2017 and a credit of $0.5 million and $4.4 million in 2016 and 2015, respectively, or 0%, 0% and (0.3%) as a percentage of gross product sales in 2017, 2016 and 2015, respectively. Sales returns as a percentage of gross product sales did not change materially in 2017 and in 2016 compared to the immediately preceding years. Sales returns as a percentage of gross product sales are not expected to change materially in 2018 compared to 2017.
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
Chargebacks were $41.9 million, $40.4 million and $39.1 million, or 2.3%, 2.4% and 2.6% as a percentage of gross product sales in 2017, 2016 and 2015, respectively. Chargebacks as a percentage of gross product sales did not change materially in 2017 and in 2016 compared to the immediately preceding years. We expect that chargebacks will continue to significantly impact our reported net product sales. Chargebacks as a percentage of gross product sales are not expected to change materially in 2018 compared to 2017.
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
Discounts and distributor fees were $36.6 million, $40.1 million and $46.5 million, or 2.0%, 2.4% and 3.1% as a percentage of gross product sales in 2017, 2016 and 2015, respectively. Discounts and distributor fees as a percentage of gross product sales decreased in 2017 and in 2016 compared to the immediately preceding years primarily due to decreased distributor fees payable to the partner distributors in international markets. We expect that discounts and distributor fees as a whole will continue to significantly impact our reported net product sales. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2018 compared to 2017.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2017 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2017, we had $947.5 million of goodwill primarily resulting from the Azur Merger on January 18, 2012, the EUSA Acquisition on June 12, 2012, the Gentium Acquisition on January 23, 2014 and the Celator Acquisition on July 12, 2016.
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
Our finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to 18 years. The estimated useful lives associated with intangible assets are consistent with the estimated lives of the products and may be modified when circumstances warrant. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.
IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.
As of December 31, 2017, we had $2.8 billion of finite-lived intangible assets and $0.1 billion of IPR&D assets related to the marketed products and the IPR&D projects that we acquired in the Azur Merger, the EUSA Acquisition, the Gentium Acquisition and the Celator Acquisition. We did not recognize an impairment charge related to our intangible assets in 2017 and 2016. In 2015, we recorded an impairment charge of $31.5 million to our acquired IPR&D asset as a result of our decision to terminate a pivotal Phase 2 clinical trial of JZP-416.
Please refer to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2017.
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
Share-Based Compensation
We have elected to use the Black-Scholes option pricing model to calculate the fair value of share option grants under our equity incentive plans and grants under our employee stock purchase plan, or ESPP, and we are using the straight-line method to allocate compensation cost to reporting periods. The fair value of share options was estimated using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Volatility	35%	39%	39%
Expected term (years)	4.3	4.2	4.2
Range of risk-free rates	1.6-2.1%	0.8-1.6%	1.1-1.5%
Expected dividend yield	—%	—%	—%
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

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2017 consisted of time deposits which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. On July 12, 2016, we entered into the amended credit agreement, which provides for a revolving credit facility of $1.25 billion replacing our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility, of which $676.8 million principal amount was outstanding as of December 31, 2017. There were no borrowings outstanding under the revolving credit facility as of December 31, 2017. To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into interest rate swap agreements in March 2017 that are designated as cash flow hedges. These derivative instruments are utilized for risk management purposes, and we do not use these derivatives for speculative trading purposes. The interest rate swap agreements have a notional amount of $300.0 million and are effective from March 3, 2017 through July 12, 2021 and convert the floating rate on a portion of our term loan to a fixed rate of 1.895%, plus the borrowing spread. The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 100 basis points, interest expense for 2018 would increase or decrease by approximately $4 million, based on the unhedged portion of our outstanding variable rate borrowings.
In August 2014, we completed a private placement of $575.0 million aggregate principal amount of the 2021 Notes. In the third quarter of 2017, we completed another private placement of $575.0 million aggregate principal amount of the 2024 Notes. The 2021 Notes and 2024 Notes have fixed annual interest rates of 1.875% and 1.50%, respectively, and we, therefore, do not have economic interest rate exposure on the Exchangeable Senior Notes. However, the fair values of the Exchangeable Senior Notes are exposed to interest rate risk. Generally, the fair values of the Exchangeable Senior Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the Exchangeable Senior Notes are also affected by volatility in our ordinary share price. As of December 31, 2017, the fair values of the 2021 Notes and the 2024 Notes were estimated to be $577 million and $543 million, respectively.
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in the euro. A 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro would have increased or decreased net income for the year ended December 31, 2017 by approximately $9 million.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income. As of December 31, 2017, our primary exposure to transaction risk related to euro net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2017, we held foreign exchange forward contracts with notional amounts totaling $98.7 million. The net asset fair value of outstanding foreign exchange forward contracts was $10.5 million as of December 31, 2017. Based on our foreign currency exchange rate exposures as of December 31, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $17 million as of December 31, 2017. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10-K as pages F-1 through F-46.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2017, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.
KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2017, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statements schedule at Item 15(a)2 (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG
Dublin, Ireland
February 27, 2018

Item 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2018 annual general meeting of shareholders, or our 2018 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2018 Proxy Statement as follows:

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
Such information is incorporated herein by reference to our 2018 Proxy Statement, provided that if the 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
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
The information required by this item is to be included in our 2018 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2018 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2018 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2018 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14.	Principal Accountant Fees and Services
The information required by this item is to be included in our 2018 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Auditors and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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
4.2
Rights Agreement, dated as of April 5, 2017, between Jazz Pharmaceuticals plc and Computershare Trust Company, N.A., which includes form of Ownership Statement as Exhibit A and the Summary of Rights to Purchase Ordinary Shares as Exhibit B (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 5, 2017.

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

4.5A
Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.5B
Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

10.1
Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.2†
Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.3†
Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.4†
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

10.5
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

10.6†
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.7†
Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.8†	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH.
10.9A
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

10.9B
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

10.10A
Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.10B
First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.10C
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

10.11
Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.12
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.13
Commercial Lease, dated as of September 22, 2017, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2017, as filed with the SEC on November 7, 2017).

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

10.16+
Offer Letter from Jazz Pharmaceuticals, Inc. to Matthew Young (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2014, as filed with the SEC on May 8, 2014).

10.17A+
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

10.17C+
Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd and Iain McGill (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.17D+
Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.18+
Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19A+
Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19B+
Amendment to Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.19C+
Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.19D+
Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.20+
Amended and Restated Offer Letter, dated as of July 29, 2015, from Jazz Pharmaceuticals, Inc. to Karen Smith, M.D., Ph.D. ((incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2015, as filed with the SEC on November 9, 2015).

10.21+	Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr.
10.22A+
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

10.22C+
Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22D+
Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22E+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22F+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22G+
Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.22H+
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

10.23B+
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

10.23C+
Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23D+
Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23E+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.23F+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23G+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23H+
Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.23I+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23J+
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

10.23K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23L+
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

10.23M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.23N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.23O+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.23P+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23Q+
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

10.23R+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23S+
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

10.24+
Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.24A+
Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.24B+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.24C+
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

10.24D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.24E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24F+
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

10.24G+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.25A+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.25B+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated by reference herein to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.26A+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.22B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2016, as filed with the SEC on February 28, 2017).

10.26B+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2017) (incorporated herein by reference to Exhibit 10.22E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2016, as filed with the SEC on February 28, 2017).

10.26C+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2018).
10.27+
Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (approved February 10, 2016) (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.28+
Jazz Pharmaceuticals plc 2015 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2015, as filed with the SEC on May 7, 2015).

10.29A+
Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved April 30, 2015) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.29B+
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

Date: February 27, 2018	Jazz Pharmaceuticals public limited company
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Bruce C. Cozadd
/s/ MATTHEW P. YOUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Matthew P. Young
/s/ KAREN J. WILSON	Senior Vice President, Finance (Principal Accounting Officer)	February 27, 2018
Karen J. Wilson
/s/ PAUL L. BERNS	Director	February 27, 2018
Paul L. Berns
/s/ PATRICK G. ENRIGHT	Director	February 27, 2018
Patrick G. Enright
/s/ PETER GRAY	Director	February 27, 2018
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	February 27, 2018
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	February 27, 2018
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	February 27, 2018
Kenneth W. O’Keefe
/s/ NORBERT G. RIEDEL, PH.D.	Director	February 27, 2018
Norbert G. Riedel, Ph.D.
/s/ ELMAR SCHNEE	Director	February 27, 2018
Elmar Schnee
/s/ CATHERINE A. SOHN, PHARM.D.	Director	February 27, 2018
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	February 27, 2018
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes and financial statement schedule at Item 15(a)2 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
February 27, 2018

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$386,035	$365,963
Investments	215,000	60,000
Accounts receivable, net of allowances of $4,162 and $5,154 at December 31, 2017 and 2016, respectively	224,129	234,244
Inventories	43,245	34,051
Prepaid expenses	23,182	24,501
Other current assets	76,686	29,310
Total current assets	968,277	748,069
Property and equipment, net	170,080	107,490
Intangible assets, net	2,979,127	3,012,001
Goodwill	947,537	893,810
Deferred tax assets, net	34,559	15,060
Deferred financing costs	7,673	9,737
Other non-current assets	16,419	14,060
Total assets	$5,123,672	$4,800,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,368	$22,415
Accrued liabilities	198,779	193,268
Current portion of long-term debt	40,605	36,094
Income taxes payable	21,577	4,506
Deferred revenue	8,618	1,123
Total current liabilities	293,947	257,406
Deferred revenue, non-current	16,115	2,601
Long-term debt, less current portion	1,540,433	1,993,531
Deferred tax liabilities, net	383,472	556,733
Other non-current liabilities	176,608	112,617
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 59,898 and 59,820 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2017 and 2016	55	55
Capital redemption reserve	472	472
Additional paid-in capital	1,935,486	1,665,232
Accumulated other comprehensive loss	(140,878)	(317,333)
Retained earnings	917,956	528,907
Total shareholders’ equity	2,713,097	1,877,339
Total liabilities and shareholders’ equity	$5,123,672	$4,800,227

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$1,601,399	$1,477,261	$1,316,819
Royalties and contract revenues	17,294	10,712	7,984
Total revenues	1,618,693	1,487,973	1,324,803
Operating expenses:
Cost of product sales (excluding amortization and impairment of intangible assets)	110,188	105,386	102,526
Selling, general and administrative	544,156	502,892	449,119
Research and development	198,442	162,297	135,253
Acquired in-process research and development	85,000	23,750	—
Intangible asset amortization	152,065	101,994	98,162
Impairment charges	—	—	31,523
Total operating expenses	1,089,851	896,319	816,583
Income from operations	528,842	591,654	508,220
Interest expense, net	(77,756)	(61,942)	(56,917)
Foreign exchange gain (loss)	(9,969)	3,372	1,445
Loss on extinguishment and modification of debt	—	(638)	(16,815)
Income before income tax provision (benefit) and equity in loss of investees	441,117	532,446	435,933
Income tax provision (benefit)	(47,740)	135,236	106,399
Equity in loss of investees	1,009	379	—
Net income	487,848	396,831	329,534
Net loss attributable to noncontrolling interests	—	—	(1)
Net income attributable to Jazz Pharmaceuticals plc	$487,848	$396,831	$329,535

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$8.13	$6.56	$5.38
Diluted	$7.96	$6.41	$5.23
Weighted-average ordinary shares used in per share calculations - basic	60,018	60,500	61,232
Weighted-average ordinary shares used in per share calculations - diluted	61,317	61,870	63,036

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$487,848	$396,831	$329,534
Other comprehensive income (loss):
Foreign currency translation adjustments	174,973	(49,861)	(145,375)
Unrealized gain on hedging activities, net of tax expense of $212, $0 and $0, respectively	1,482	—	—
Other comprehensive income (loss)	176,455	(49,861)	(145,375)
Total comprehensive income	664,303	346,970	184,159
Comprehensive loss attributable to noncontrolling interests	—	—	(1)
Comprehensive income attributable to Jazz Pharmaceuticals plc	$664,303	$346,970	$184,160

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemp-tion Reserve	Additional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Retained Earnings	Total Jazz Pharma-ceuticals plc Share-holders’ Equity	Non-control-ling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	60,643	$6	4,000	$55	$471	$1,458,005	$(122,097)	$34,704	$1,371,144	$64	$1,371,208
Acquisition of noncontrolling interest	—	—	—	—	—	(10)	—	—	(10)	(63)	(73)
Issuance of ordinary shares in conjunction with exercise of share options	732	—	—	—	—	32,982	—	—	32,982	—	32,982
Issuance of ordinary shares under employee stock purchase plan	75	—	—	—	—	7,541	—	—	7,541	—	7,541
Issuance of ordinary shares in conjunction with vesting of restricted stock units	265	—	—	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(26,102)	—	—	(26,102)	—	(26,102)
Share-based compensation	—	—	—	—	—	91,795	—	—	91,795	—	91,795
Excess tax benefits from employee share options	—	—	—	—	—	(1,311)	—	—	(1,311)	—	(1,311)
Shares repurchased	(410)	—	—	—	—	—	—	(61,553)	(61,553)	—	(61,553)
Other comprehensive loss	—	—	—	—	—	—	(145,375)	—	(145,375)	—	(145,375)
Net income	—	—	—	—	—	—	—	329,535	329,535	(1)	329,534
Balance at December 31, 2015	61,305	$6	4,000	$55	$471	$1,562,900	$(267,472)	$302,686	$1,598,646	$—	$1,598,646

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemp-tion Reserve	Additional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	61,305	$6	4,000	$55	$471	$1,562,900	$(267,472)	$302,686	$1,598,646
Cumulative effect adjustment from adoption of ASU No. 2016-09	—	—	—	—	—	—	—	107,687	107,687
Issuance of ordinary shares in conjunction with exercise of share options	399	—	—	—	—	16,880	—	—	16,880
Issuance of ordinary shares under employee stock purchase plan	70	—	—	—	—	7,294	—	—	7,294
Issuance of ordinary shares in conjunction with vesting of restricted stock units	289	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(21,234)	—	—	(21,234)
Share-based compensation	—	—	—	—	—	99,392	—	—	99,392
Shares repurchased	(2,243)	—	—	—	1	—	—	(278,297)	(278,296)
Other comprehensive loss	—	—	—	—	—	—	(49,861)	—	(49,861)
Net income	—	—	—	—	—	—	—	396,831	396,831
Balance at December 31, 2016	59,820	$6	4,000	$55	$472	$1,665,232	$(317,333)	$528,907	$1,877,339

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemp-tion Reserve	Additional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	59,820	$6	4,000	$55	$472	$1,665,232	$(317,333)	$528,907	$1,877,339
Issuance of Exchangeable Senior Notes	—	—	—	—	—	149,767	—	—	149,767
Issuance of ordinary shares in conjunction with exercise of share options	428	—	—	—	—	22,683	—	—	22,683
Issuance of ordinary shares under employee stock purchase plan	104	—	—	—	—	9,141	—	—	9,141
Issuance of ordinary shares in conjunction with vesting of restricted stock units	250	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(18,589)	—	—	(18,589)
Share-based compensation	—	—	—	—	—	107,252	—	—	107,252
Shares repurchased	(704)	—	—	—	—	—	—	(98,799)	(98,799)
Other comprehensive income	—	—	—	—	—	—	176,455	—	176,455
Net income	—	—	—	—	—	—	—	487,848	487,848
Balance at December 31, 2017	59,898	$6	4,000	$55	$472	$1,935,486	$(140,878)	$917,956	$2,713,097

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$487,848	$396,831	$329,534
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	152,065	101,994	98,162
Share-based compensation	106,900	98,771	91,550
Impairment charges	—	—	31,523
Depreciation	13,089	11,786	9,894
Acquired in-process research and development	85,000	23,750	—
Loss on disposal of property and equipment	473	47	172
Deferred income taxes	(225,591)	(41,163)	(68,358)
Provision for losses on accounts receivable and inventory	2,190	2,209	4,062
Loss on extinguishment and modification of debt	—	638	16,815
Amortization of debt discount and deferred financing costs	30,026	22,133	22,738
Other non-cash transactions	14,321	(3,741)	(5,187)
Changes in assets and liabilities:
Accounts receivable	12,278	(25,603)	(24,841)
Inventories	(8,667)	(17,024)	6,271
Prepaid expenses and other current assets	(26,874)	(15,700)	3,720
Other long-term assets	119	267	(4,573)
Accounts payable	214	361	(2,280)
Accrued liabilities	(6,578)	11,989	2,986
Income taxes payable	16,331	2,962	(6,271)
Deferred revenue	21,009	(1,315)	(536)
Other non-current liabilities	18,934	23,199	26,562
Net cash provided by operating activities	693,087	592,391	531,943
Investing activities
Acquisition of investments	(385,000)	(132,181)	—
Proceeds from maturity of investments	230,000	66,906	—
Acquired in-process research and development	(85,000)	(23,750)	—
Purchases of property and equipment	(28,950)	(9,687)	(35,958)
Acquisitions, net of cash acquired	—	(1,502,443)	—
Acquisition of intangible assets	—	(150,000)	—
Net proceeds from sale of business	—	—	33,703
Net cash used in investing activities	(268,950)	(1,751,155)	(2,255)
Financing activities
Net proceeds from issuance of debt	559,393	994,647	898,642
Proceeds from employee equity incentive and purchase plans	31,824	24,174	40,523
Share repurchases	(98,799)	(278,296)	(61,553)
Payment of employee withholding taxes related to share-based awards	(18,589)	(21,234)	(26,102)
Repayments of long-term debt	(36,094)	(28,304)	(905,760)
Repayments under revolving credit facility	(850,000)	(150,000)	(160,000)
Proceeds from tenant improvement allowance on build-to-suit lease	3,154	—	—
Acquisition of noncontrolling interests	—	—	(73)
Net cash provided by (used in) financing activities	(409,111)	540,987	(214,323)
Effect of exchange rates on cash and cash equivalents	5,046	(5,045)	(10,622)
Net increase (decrease) in cash and cash equivalents	20,072	(622,822)	304,743
Cash and cash equivalents, at beginning of period	365,963	988,785	684,042
Cash and cash equivalents, at end of period	$386,035	$365,963	$988,785

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,609	$39,898	$40,099
Cash paid for income taxes	174,124	160,306	145,597
Non-cash investing activities:
Amounts capitalized in connection with facility lease obligations	40,970	23,799	4,351

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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC.

Our strategy is to create shareholder value by:

•	Growing sales of the existing products in our portfolio, including by identifying and investing in growth opportunities such as new treatment indications and new geographic markets;

•	Acquiring or licensing rights to clinically meaningful and differentiated products on the market or product candidates at various stages of development; and

•	Pursuing targeted development of post-discovery differentiated product candidates.
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
Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including, without limitation, the potential introduction of a generic version of Xyrem before the entry dates specified in, or on terms different from those contemplated by, our settlements with companies seeking to obtain or that have obtained regulatory approval to market generic versions of Xyrem; the potential introduction of new products that compete with Xyrem; ongoing patent litigation and related proceedings; changed or increased regulatory restrictions, including with respect to the Xyrem risk evaluation and mitigation strategy, or REMS; any increase in pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors; operational disruptions at the Xyrem central pharmacy; and continued acceptance of Xyrem by physicians and patients.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to risks related specifically to Xyrem, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: effectively commercializing our other products and product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the regulatory approval process; the challenges of protecting and enhancing our intellectual property rights; our dependence on sole source suppliers for most of our products, including the risk of delays or problems in the supply or manufacture of our products and product candidates; competition; complying with applicable regulatory requirements; changes in healthcare laws and policy and related reforms; government investigations and other actions; obtaining and maintaining appropriate pricing and reimbursement for our products; business combination or product or product candidate acquisition transactions; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2017, we had foreign exchange forward contracts with notional amounts totaling $98.7 million. As of December 31, 2017, the net asset fair value of outstanding foreign exchange forward contracts was $10.5 million. As of December 31, 2017, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net asset fair value of $1.7 million as of December 31, 2017. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable. As of December 31, 2017, five customers accounted for 90% of gross accounts receivable including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 71% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 15% of gross accounts receivable. As of December 31, 2016, five customers accounted for 90% of gross accounts receivable including Express Scripts, which accounted for 73% of gross accounts receivable, and McKesson, which accounted for 13% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to Xyrem, the API is manufactured for us by a single source supplier and the finished product is manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based Xyrem supplier.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If our estimate of future demand changes, we consider the impact on the reserve for excess inventory and adjust the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to receiving FDA approval, costs related to purchases of the API and the manufacturing of the product candidate are recorded as research and development expense. All direct manufacturing costs incurred after approval are capitalized into inventory.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings	40 years
Manufacturing equipment and machinery	5-10 years
Computer software and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements and the build-to-suit facility are amortized over the shorter of the noncancelable term of our leases or their economic useful lives. Maintenance and repairs are expensed as incurred.
Operating Leases and Financing Obligations
We recognize rent expense under operating leases on a straight-line basis over the term of the lease with the difference between the expense and cash payments recorded as deferred rent on the consolidated balance sheets.
For certain build-to-suit lease arrangements where we have concluded that we are the “deemed owner” of the building, for accounting purposes only, during the construction period, we are required to record an asset with a corresponding financing obligation for the construction costs incurred by the landlord. The financing obligation is recorded as a component of other non-current liabilities in the consolidated balance sheets. We increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period. Once construction is complete, we evaluate whether the asset

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualifies for sale-leaseback accounting treatment. If the lease meets the sale-leaseback criteria, we remove the asset and the related liability from the consolidated balance sheets and treat the lease as either an operating or capital lease based on an assessment of the accounting guidance. If the arrangement does not qualify for sale-leaseback treatment, we reduce the financing obligation over the lease term as payments are made and depreciate the asset over its estimated useful life or lease term, whichever is shorter. Future lease payments associated with build-to-suit leases where we are the deemed owner are allocated between the land and building components. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of income. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit financing obligation.
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
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from two to 18 years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income is amortization of acquired developed technology of $149.1 million, $99.0 million and $93.0 million in 2017, 2016 and 2015, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $36.6 million, $29.5 million and $27.9 million in 2017, 2016 and 2015, respectively.
 Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. We recognize the benefits of a tax position if it is “more-likely-than-not” of being sustained. A recognized tax benefit is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are included in the income tax provision and classified with the related liability on the consolidated balance sheets.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Transactions in foreign currencies are translated into the functional currency of the relevant subsidiary at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the relevant functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain (loss) in our consolidated statements of income.
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
Basic and diluted net income per ordinary share attributable to Jazz Pharmaceuticals plc were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to Jazz Pharmaceuticals plc	$487,848	$396,831	$329,535
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	60,018	60,500	61,232
Dilutive effect of employee equity incentive and purchase plans	1,299	1,370	1,804
Weighted-average ordinary shares used in per share calculations - diluted	61,317	61,870	63,036

Net income per ordinary share :
Basic	$8.13	$6.56	$5.38
Diluted	$7.96	$6.41	$5.23
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans, our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, are determined by applying the treasury stock method to the assumed exercise of share options and warrants, the assumed vesting

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares in 2017, 2016 and 2015 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2017	2016	2015
Exchangeable Senior Notes	3,805	2,878	2,878
Options to purchase ordinary shares and RSUs	3,319	3,010	1,609
Ordinary shares under ESPP	14	93	—
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
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU No. 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements.  ASU No. 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We have elected to early adopt this standard beginning in the first quarter of 2018 and do not expect adoption to have a material impact on our consolidated financial statements.
In January 2017, the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We will adopt this standard beginning in the first quarter of 2018. The future impact of ASU No. 2017-01 will be dependent upon the nature of our future acquisition or disposition transactions, if any.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We will adopt this standard beginning in the first quarter of 2018 and do not expect adoption to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We will adopt this standard beginning in the first quarter of 2018 and do not expect adoption to have a material impact on our consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early adoption is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The adoption of ASU No. 2016-02 will result in a significant increase in our consolidated balance sheet for right-of-use assets and lease liabilities.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreements we entered into in January 2015 and September 2017 to lease office space located in Palo Alto, California in buildings constructed or to be constructed by the landlord, which are accounted for as build-to-suit arrangements under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland. The future minimum lease payments under these leases at December 31, 2017 was $215.2 million.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 was effective for us beginning January 1, 2018 and could be adopted on a full retrospective basis or on a modified retrospective basis. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We will adopt ASU No. 2014-09 beginning in the first quarter of 2018 on a modified retrospective basis. The adoption of ASU No. 2014-09 is not expected to have a material impact on our results of operations and financial position as the timing of revenue recognition for product sales, net, which is our primary revenue stream, is not expected to change. On adoption of the new standard, we expect to reclassify approximately $2 million of deferred revenue, related to historical upfront payments received under a licensing arrangement, directly to retained earnings. We will be required to provide additional revenue-related disclosures in the notes to the consolidated financial statements commencing with our consolidated financial statements for the quarter ending March 31, 2018. We have concluded that no significant changes are required to our existing internal controls, systems and processes in order to support revenue recognition and the additional revenue-related disclosures under the new standard.

3. Business Combination, Asset Acquisitions and Disposition
Celator Acquisition
On May 27, 2016, we entered into a definitive merger agreement with Celator Pharmaceuticals Inc., or Celator, pursuant to which we made a cash tender offer of $30.25 per share for all of the outstanding shares of Celator’s common stock. As of the expiration of the offer period on July 12, 2016, 36,516,173 shares, which represented approximately 81% of Celator’s then outstanding common stock, were properly tendered and not withdrawn in the tender offer. The condition to the tender offer that more than 50% of Celator’s outstanding common stock be validly tendered and not withdrawn prior to the expiration of the tender offer was satisfied. In addition, notices of guaranteed delivery were delivered with respect to 2,016,237 additional shares, representing approximately 4% of Celator’s outstanding common stock as of the expiration of the tender offer. On July 12, 2016, we completed the acquisition of Celator, or the Celator Acquisition, under the terms of the merger agreement, pursuant to which Celator became an indirect wholly owned subsidiary of Jazz Pharmaceuticals plc and each share of Celator common stock then outstanding (other than shares owned by us or Celator) was converted into the right to receive $30.25, the same price per share offered in the tender offer. The aggregate cash consideration for the Celator Acquisition was $1.5 billion.
On July 12, 2016, we entered into the amended credit agreement that provides for a revolving credit facility of $1.25 billion, which replaced our prior revolving credit facility of $750.0 million, and a $750.0 million term loan facility. Please see

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 for further information regarding the 2015 credit agreement and the amended credit agreement. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition.
Celator was an oncology-focused biopharmaceutical company seeking to transform the science of combination therapy and develop products to improve patient outcomes in cancer. The Celator Acquisition broadened our hematology/oncology portfolio with the acquisition of worldwide development and commercialization rights to Vyxeos. In addition, the Celator Acquisition provided us with Celator’s proprietary technology platform, CombiPlex, which enables the rational design and rapid evaluation of optimized combinations of additional anti-cancer drugs.
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
In 2016, we incurred $10.0 million in acquisition-related costs related to the Celator Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of income. We did not recognize any revenues from the acquired Celator business in 2016. In 2017, we recognized revenue from the acquired Celator business of $33.8 million following the launch of Vyxeos in August 2017. The portion of total expenses and net loss associated with the acquired Celator business was not separately identifiable due to the integration with our operations.
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
Identifiable intangible assets acquired comprised IPR&D, which represented incomplete research and development projects at Celator related to Vyxeos. Management estimated the fair value of Vyxeos IPR&D to be approximately $1.8 billion. The fair value of acquired IPR&D was determined using the income approach, including the application of probability factors related to the likelihood of success of Vyxeos reaching final development and commercialization. This approach also took into consideration information and certain program-related documents and forecasts prepared by management. The fair value of acquired IPR&D was capitalized as of the closing date of the Celator Acquisition. After receiving FDA approval of our new drug application, or NDA, for Vyxeos in August 2017, we reclassified the IPR&D balance of $1.8 billion from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. This acquired developed technology asset is being amortized over its estimated useful life of 18 years.
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
As part of the agreement, we paid ImmunoGen a non-refundable upfront payment of $75.0 million, which was charged to acquired IPR&D expense upon closing of the transaction.  Additionally, we will pay ImmunoGen up to $100 million in development funding over seven years to support the three ADC programs.  For each program, we may exercise our opt-in right at any time prior to a pivotal study or any time prior to a biologics license application upon payment of an option exercise fee. The option exercise fee depends on the timing of exercise and certain other conditions.  For each program to which we elect to opt-in, ImmunoGen would be eligible to receive milestone payments based on receiving regulatory approval of the applicable product, plus tiered royalties as a percentage of commercial sales.  After opt-in, we will share with ImmunoGen the costs associated with developing and obtaining regulatory approvals of the applicable product in the U.S. and the European Union, or EU.  ImmunoGen has the right to co-commercialize one product (or two products, under certain limited circumstances) with us in the U.S. with U.S. profit-sharing in lieu of our payment of applicable U.S. milestone and royalties to ImmunoGen.
License and Option Agreement
In July 2016, we entered into an agreement with Pfenex Inc., or Pfenex, that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate. This agreement was amended in December 2017. Under the amended agreement, Pfenex received upfront, option and development milestone payments totaling $35.3 million and may be eligible to receive additional payments of up to $189 million based on the achievement of certain development, regulatory and sales milestones. In 2017, we recognized expense of $19.5 million within research and development expenses. In 2016, we recognized expenses of $15.8 million, of which $15.0 million was charged to acquired IPR&D expense upon closing of the transaction and $0.8 million was charged to research and development expenses.
Acquisition of Alizé Pharma II S.A.S.
In March 2016, we acquired all of the outstanding shares of Alizé Pharma II S.A.S., a privately held biotechnology company, for an upfront payment of $8.8 million.  In connection with the acquisition, we obtained intellectual property and

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Cash and Available-for-Sale Securities
Cash and cash equivalents and investments consisted of the following (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$225,235	$—	$—	$225,235	$225,235	$—
Time deposits	235,000	—	—	235,000	20,000	215,000
Money market funds	140,800	—	—	140,800	140,800	—
Totals	$601,035	$—	$—	$601,035	$386,035	$215,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,963	$—	$—	$215,963	$215,963	$—
Time deposits	210,000	—	—	210,000	150,000	60,000
Totals	$425,963	$—	$—	$425,963	$365,963	$60,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income. Our investment balances represent time deposits with original maturities of greater than three months and less than one year.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$235,000	$235,000	$210,000	$210,000
Money market funds	140,800	—	140,800	—	—
Interest rate contracts	—	2,138	2,138	—	—
Foreign exchange forward contracts	—	15,495	15,495	—	—
Totals	$140,800	$252,633	$393,433	$210,000	$210,000
Liabilities:
Interest rate contracts	$—	$392	$392	$—	$—
Foreign exchange forward contracts	—	5,017	5,017	—	—
Totals	$—	$5,409	$5,409	$—	$—
As of December 31, 2017, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of December 31, 2017, the estimated fair values of the 2021 Notes and the 2024 Notes, were approximately $577 million and $543 million, respectively. The fair values of the Exchangeable Senior Notes were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

6. Derivative Instruments and Hedging Activities
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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of December 31, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Year Ended December 31,
	2017	2016
Loss recognized in accumulated other comprehensive loss, net of tax	$(213)	$—
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax	$1,695	$—
Assuming no change in LIBOR-based interest rates from market rates as of December 31, 2017, $0.4 million of losses recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months. The gain related to the ineffective portion of derivative instruments that qualified as cash flow hedges for the twelve months ended December 31, 2017 was $0.1 million.
We enter into foreign exchange forward contracts, with durations of up to 365 days, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $98.7 million. The foreign exchange gain (loss) in our consolidated statements of income included gains of $10.5 million associated with foreign exchange contracts not designated as hedging instruments in 2017. We did not enter into foreign exchange forward contracts in 2016 and 2015.
The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows.
The following table summarizes the fair value of outstanding derivatives as of December 31, 2017 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$2,138	Accrued liabilities	$392
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	15,495	Accrued liabilities	5,017
Total fair value of derivative instruments		$17,633		$5,409

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following table summarizes the potential effect on our consolidated balance sheets of offsetting our interest rate contracts and foreign exchange forward contracts subject to such provisions (in thousands):

	December 31, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,639	$—	$1,639	$(875)	$—	$764
Derivative liabilities	$(875)	$—	$(875)	$875	$—	$—
There were no outstanding derivatives as of December 31, 2016.

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$3,542	$1,547
Work in process	15,692	18,689
Finished goods	24,011	13,815
Total inventories	$43,245	$34,051

8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Build-to-suit facility	$51,721	$—
Land and buildings	46,729	46,033
Leasehold improvements	28,779	9,328
Manufacturing equipment and machinery	23,586	19,596
Construction-in-progress	21,738	33,427
Computer software	19,969	17,832
Computer equipment	12,814	10,980
Furniture and fixtures	5,947	2,436
Subtotal	211,283	139,632
Less accumulated depreciation and amortization	(41,203)	(32,142)
Property and equipment, net	$170,080	$107,490
Depreciation and amortization expense (including amortization expense related to a facility lease) on property and equipment amounted to $13.1 million, $11.8 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$893,810
Foreign exchange	53,727
Balance at December 31, 2017	$947,537
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2017				December 31, 2016
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	14.9	$3,392,832	$(562,473)	$2,830,359	$1,477,618	$(410,523)	$1,067,095
Manufacturing contracts	0.1	12,824	(12,634)	190	11,278	(8,292)	2,986
Trademarks	—	2,910	(2,910)	—	2,872	(2,872)	—
Total finite-lived intangible assets		3,408,566	(578,017)	2,830,549	1,491,768	(421,687)	1,070,081
Acquired IPR&D assets		148,578	—	148,578	1,941,920	—	1,941,920
Total intangible assets		$3,557,144	$(578,017)	$2,979,127	$3,433,688	$(421,687)	$3,012,001
The increase in the gross carrying amount of intangible assets as of December 31, 2017 compared to December 31, 2016 reflected the positive impact of foreign currency translation adjustments, which was due to the strengthening of the euro against the U.S. dollar. Additionally, after receiving FDA approval of our NDA for Vyxeos in August 2017, we reclassified $1.8 billion of acquired IPR&D from an indefinite-lived intangible asset to an acquired developed technology finite-lived intangible asset. This acquired developed technology asset is being amortized over its estimated useful life of 18 years.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
As a result of our decision to terminate a pivotal Phase 2 clinical trial of JZP-416, we recognized an impairment charge of $31.5 million to our acquired IPR&D asset in 2015.
Based on finite-lived intangible assets recorded as of December 31, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018	$209,912
2019	209,674
2020	206,706
2021	205,655
2022	204,922
Thereafter	1,793,680
Total	$2,830,549

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Rebates and other sales deductions	$81,368	$72,344
Employee compensation and benefits	54,930	43,363
Royalties	8,058	11,643
Accrued interest	7,297	5,179
Derivative instrument liabilities	5,409	—
Sales returns reserve	3,651	4,366
Professional fees	3,213	4,596
Selling and marketing accruals	3,189	3,924
Inventory-related accruals	3,002	3,350
Accrued construction-in-progress	2,827	1,597
Clinical trial accruals	2,181	10,139
Accrued contract termination fees	—	11,612
Other	23,654	21,155
Total accrued liabilities	$198,779	$193,268

11. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2017	2016
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(81,627)	(101,094)
2021 Notes, net	493,373	473,906

2024 Notes	575,000	—
Unamortized discount and debt issuance costs on 2024 Notes	(158,680)	—
2024 Notes, net	416,320	—

Term loan	671,345	705,719
Borrowings under revolving credit facility	—	850,000
Total debt	1,581,038	2,029,625
Less current portion	40,605	36,094
Total long-term debt	$1,540,433	$1,993,531
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 12, 2016, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into the amended credit agreement. The amended credit agreement provides for a revolving credit facility of $1.25 billion, which replaced the revolving credit facility of $750.0 million provided for under the 2015 credit agreement, of which no amount was outstanding as of December 31, 2017, and a $750.0 million term loan facility, of which $676.8 million principal amount was outstanding as of December 31, 2017. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the Celator Acquisition and expect to use the proceeds from future loans under the revolving credit facility, if any, for general corporate purposes, including corporate development activities. Please see Note 3 for additional information regarding the Celator Acquisition.
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
As of December 31, 2017, the interest rate on the term loan was 3.32% and the effective interest rate was 2.97%. As of December 31, 2017, we had undrawn revolving credit facilities totaling $1.25 billion.
Jazz Pharmaceuticals plc and certain of our wholly owned subsidiaries are borrowers under the amended credit agreement. The borrowers’ obligations under the amended credit agreement and any hedging or cash management obligations entered into with a lender are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of our subsidiaries (including the issuer of the Exchangeable Senior Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of December 31, 2017, we were in compliance with these financial covenants.
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2024 Notes using the effective interest method with an effective interest rate of 6.8% per annum. We have determined the expected life of the 2024 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2017, the “if-converted value” did not exceed the principal amount of the 2024 Notes.
We allocated the total issuance costs incurred of $15.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2024 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2017, the carrying value of the equity component of the 2024 Notes, net of equity issuance costs, was $149.8 million.
Exchangeable Senior Notes Due 2021
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 15, 2021, the 2021 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
In accounting for the issuance of the 2021 Notes, we separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2021 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2021 Notes using the effective interest method with an effective interest rate of 6.4% per annum. We have determined the expected life of the 2021 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2017, the “if-converted value” did not exceed the principal amount of the 2021 Notes.
We allocated the total issuance costs incurred of $16.1 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2021 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2017, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
The Exchangeable Senior Notes were issued by Jazz Investments I Limited, or the Issuer, a 100%-owned finance subsidiary of Jazz Pharmaceuticals plc. The Exchangeable Senior Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the Exchangeable Senior Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
For the years ended December 31, 2017, 2016 and 2015, we recognized $37.8 million, $27.5 million and $26.5 million, respectively, in interest expense, net related to the contractual coupon rate and amortization of the debt discount on the Exchangeable Senior Notes.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2018	$40,605
2019	58,652
2020	76,700
2021	1,075,801
Thereafter	575,000
Total	$1,826,758

12. Deferred Revenue
The deferred revenue balance as of December 31, 2017 primarily related to deferred upfront fees received in connection with two license, development and commercialization agreements. We recognized contract revenues of $5.6 million during 2017 relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The deferred revenue balance as of December 31, 2016 primarily related to agreements we have with UCB Pharma Limited, or UCB, under which UCB has the right to market Xyrem for certain indications in various countries outside of the U.S. We recognized contract revenues of $1.1 million during each of 2017, 2016 and 2015 relating to two upfront payments received from UCB in 2006 totaling $15.0 million.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2017 and December 31, 2016. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Facility Leases. In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building subsequently constructed by the landlord. The term of this lease is 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term twice for a period of five years each. We concluded we were the deemed owner of the building during the construction period, based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord’s costs of constructing the building during the construction period were capitalized, offset by a corresponding financing obligation in our consolidated balance sheets. We began to occupy this office space in October 2017. As such, we evaluated the lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. We determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing, given our continuing involvement after the conclusion of the construction period. As a result, the build-to-suit lease property remains on our consolidated balance sheets as of December 31, 2017 and is being depreciated over its estimated useful life starting in the fourth quarter of 2017. As of December 31, 2017, the total amount of the related financing obligation was $62.9 million, which is classified within current liabilities and non-current liabilities in our consolidated balance sheets.
In September 2017, we entered into an agreement to lease office space located in Palo Alto, California in a second building to be constructed by the same landlord. We expect to occupy this office space by the end of 2019. This lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of five years each. In connection with this lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facilities. We are obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded we are the deemed owner of the building during the construction period. As of December 31, 2017, we recorded project construction costs of $17.4 million incurred by the landlord as construction-in-progress in property and equipment, net and a corresponding financing obligation in other non-current liabilities in our consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period.
For the years ended December 31, 2017, 2016 and 2015, we recorded rent expense associated with the ground lease on our facility leases of $2.4 million, $1.9 million and $1.8 million, respectively, in our consolidated statements of income.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under our noncancelable facility leases as of December 31, 2017, were as follows (in thousands):

Year Ending December 31,	Lease Payments
2018	$6,297
2019	9,142
2020	14,392
2021	14,824
2022	15,269
Thereafter	135,473
Total	$195,397
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
Lease expense under our operating leases was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Lease expense	$14,982	$11,600	$10,479
Future minimum lease payments under our noncancelable operating leases as of December 31, 2017, were as follows (in thousands):

Year ending December 31,	Lease Payments
2018	$9,102
2019	8,166
2020	6,111
2021	5,212
2022	5,007
Thereafter	12,753
Total	$46,351
In August 2016, we entered into an operating lease agreement for office space in Dublin, Ireland for a term of 20 years, with an option to terminate at the end of eight years with no less than one year’s prior written notice and the payment of a termination fee, and a further option to terminate at the end of 15 years with no less than one year’s prior written notice.  We are obligated to make minimum lease payments totaling $19.8 million in connection with this lease.
Other Commitments. As of December 31, 2017, we had $46.3 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Litigation. On December 10, 2012, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an abbreviated new drug application, or ANDA, to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the federal district court of New Jersey, or District Court, alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received a notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2014, the District Court granted a request by Amneal to consolidate its case with the Par case. Additional patents covering Xyrem have been issued since May 2014 and have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, for Xyrem. Amneal and Par gave us additional notices of Paragraph IV Certifications regarding such patents, and we filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified FDA that it had converted its Paragraph IV Certifications to Paragraph III Patent Certifications. In September 2017, we and Amneal stipulated to dismiss claims relating to certain of our patents covering the formulation of Xyrem on the grounds that Amneal had notified FDA that it had converted its Paragraph IV Certifications as to these patents to Paragraph III Patent Certifications.
On October 30, 2014, we received a notice of Paragraph IV Certification from Teva Pharmaceutical Industries Ltd., formerly known as Watson Laboratories, Inc., or Teva, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 11, 2014, we filed a lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents. In March 2015, Teva moved to dismiss the portion of the case based on our Orange Book-listed REMS patents on the grounds that these patents do not cover patentable subject matter. In November 2015, the District Court administratively terminated this motion to dismiss (without prejudice) pending the outcome of IPR proceedings before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office relating to the patents that were the subject of Teva’s motion. Since March 2015, we received an additional notice of Paragraph IV Certification from Teva regarding newly issued patents for Xyrem listed in the Orange Book, and we filed an additional lawsuit against Teva in the District Court alleging that our patents covering Xyrem are or will be infringed by Teva’s ANDA and seeking a permanent injunction to prevent Teva from introducing a generic version of Xyrem that would infringe these patents.
In April 2015, the District Court issued an order consolidating all then-pending lawsuits against Amneal, Par and Teva into one case.
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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Teva and Lupin into a single case for all purposes. Although no trial date has been set for the consolidated case, discovery is scheduled to conclude in the third quarter of 2018, and the trial in this consolidated case could occur as early as the third quarter of 2018. As discussed in more detail below, in January 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par in the consolidated case, as well as related discovery proceedings and certain IPR proceedings currently on appeal to the Court of Appeal for the Federal Circuit, or the Federal Circuit.
On November 21, 2017, we received a notice of Paragraph IV Certification from Mallinckrodt Inc., or Mallinckrodt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 2, 2018, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Mallinckrodt’s ANDA and seeking a permanent injunction to prevent Mallinckrodt from introducing a generic version of Xyrem that would infringe our patents.
We cannot predict whether additional generic manufacturers will file ANDAs and require new patent litigation, the specific timing or outcome of events with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any ANDA filer.
Xyrem ANDA Litigation Settlements. On April 5, 2017, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against the first ANDA filer, Roxane Laboratories, Inc., which was acquired by West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward. In connection with the settlement, we granted West-Ward the right to sell an authorized generic version of Xyrem, the West-Ward AG Product, in the U.S. for an initial term of six months beginning on January 1, 2023, or earlier under certain circumstances. Such circumstances include events related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. West-Ward has the right to extend the initial six-month term for the West-Ward AG

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product, or the Initial Term, and continue to sell the West-Ward AG Product for up to a total of five years (the Initial Term, as it may be extended by West-Ward, is referred to as the West-Ward AG Sales Period). We are entitled to receive a meaningful royalty on net sales of the West-Ward AG Product, with the royalty rate increasing during the Initial Term based on increased net sales of the West-Ward AG Product. There will also be a substantial increase in the royalty rate should the West-Ward AG Sales Period be extended beyond one year. We will also receive payment for the supply of the West-Ward AG Product and reimbursement for a portion of the services costs associated with the operation of the Xyrem REMS and distribution of the West-Ward AG Product. We also granted West-Ward a non-exclusive license under the Xyrem patents to make, have made and market its own generic sodium oxybate product under the West-Ward ANDA in the U.S., effective at the end of the West-Ward AG Sales Period.
On January 9, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par in the District Court, as well as related discovery proceedings and certain IPR proceedings currently on appeal to the Federal Circuit. In connection with the settlement, we granted Par the right to sell a limited volume of an authorized generic version of Xyrem, or the Par AG Product, in the U.S. for a term beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, or the Par AG Sales Period. Such circumstances include events related to acceleration of the West-Ward AG Product launch date, the earlier launch of another party’s authorized generic or generic sodium oxybate product, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. The volume of the Par AG Product is limited to an annual amount equal to a low single-digit percentage of Xyrem sales volume during the calendar year preceding the entry date of the Par AG Product. We also granted Par a non-exclusive license under the Xyrem patents to make, have made and market its own generic sodium oxybate product under Par’s ANDA (assuming FDA approval is obtained) effective December 31, 2025, or earlier under certain circumstances. Such circumstances include events related to launch of a generic sodium oxybate product by West-Ward or another party under its ANDA, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. If the Par license to market its own generic sodium oxybate product accelerates, then Par will have the option to elect to market the Par AG Product until December 31, 2025, but Par will not be entitled to market the Par AG Product and its own generic sodium oxybate product simultaneously. We are entitled to receive a meaningful royalty on net sales of the Par AG Product over the Par AG Sales Period, as well as payment for the supply of the Par AG Product and reimbursement for a portion of the services costs associated with the operation of the Xyrem REMS and distribution of the Par AG Product.
In addition to our settlement agreements with West-Ward and Par, we have also entered into settlements with three other ANDA filers, granting each of those filers the right to manufacture, market and sell its own sodium oxybate product on or after December 31, 2025, or earlier depending on the occurrence of certain events. The specific terms of all of the settlement agreements are confidential.
The settlements do not resolve the consolidated case against Amneal, Teva and Lupin, or the case against the most recent ANDA filer, Mallinckrodt, which remain pending.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six of our seven patents associated with the Xyrem REMS, or REMS patents. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of the six REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any future IPR or other proceeding, the outcome of the appeal of the July 2016 and March 2017 PTAB decisions with respect to the REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Other Contingencies
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. Other companies have disclosed similar subpoenas and continuing inquiries. We are cooperating with the government’s investigation of our support of charitable organizations, and the outcome of this investigation could include an enforcement action or a settlement with the federal government. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions. Any settlement with the federal government could result in substantial payments and entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business.

14. Shareholders’ Equity
Share Repurchase Program
In May 2013, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate repurchase price of up to $200.0 million, exclusive of any brokerage commissions. In August 2015, we completed repurchases under the May 2013 share repurchase program. In November 2015, our board of directors authorized another share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In September 2016, we completed repurchases under the November 2015 share repurchase program. In November 2016, our board of directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The new share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2017, under the November 2016 repurchase program, we spent a total of $98.8 million to repurchase 0.7 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $140.34

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share. All ordinary shares repurchased were canceled. As of December 31, 2017, the remaining amount authorized under the November 2016 share repurchase program was $182.7 million.
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

December 31, 2017
2011 Equity Incentive Plan	16,026
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	481
2007 Employee Stock Purchase Plan	339
Amended and Restated Directors Deferred Compensation Plan	178
2007 Equity Incentive Plan	17
Total	17,041

15. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(317,333)	$(317,333)
Other comprehensive income (loss) before reclassifications	(213)	174,973	174,760
Amounts reclassified from accumulated other comprehensive loss	1,695	—	1,695
Other comprehensive income, net	1,482	174,973	176,455
Balance at December 31, 2017	$1,482	$(142,360)	$(140,878)
In 2017, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized gain on derivatives that qualify as cash flow hedges.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment and Other Information
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

	Year Ended December 31,
	2017	2016	2015
Xyrem	$1,186,699	$1,107,616	$955,187
Erwinaze/Erwinase	197,340	200,678	203,261
Defitelio/defibrotide	133,650	108,952	70,731
Vyxeos	33,790	—	—
Prialt® (ziconotide) intrathecal infusion	27,361	29,120	26,440
Other	22,559	30,895	61,200
Product sales, net	1,601,399	1,477,261	1,316,819
Royalties and contract revenues	17,294	10,712	7,984
Total revenues	$1,618,693	$1,487,973	$1,324,803
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$1,463,457	$1,354,921	$1,192,879
Europe	122,789	106,146	103,614
All other	32,447	26,906	28,310
Total revenues	$1,618,693	$1,487,973	$1,324,803
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2017	2016	2015
Express Scripts	73%	74%	72%
McKesson	16%	15%	7%
At the end of the second quarter of 2015, we transitioned the U.S. distribution of Erwinaze from Accredo Health Group, Inc. to McKesson.
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2017	2016
United States	$95,570	$35,791
Ireland	64,343	62,453
Italy	8,220	7,000
Other	1,947	2,246
Total long-lived assets (1)	$170,080	$107,490
_________________________

(1)	Long-lived assets consist of property and equipment.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Share-Based Compensation
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2017, a total of 21,729,232 of our ordinary shares had been authorized for issuance under the 2011 Plan. In addition, the share reserve under the 2011 Plan will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2018, the share reserve under the 2011 Plan automatically increased by 2,695,413 ordinary shares pursuant to this provision.
2007 Equity Incentive Plan
The 2007 Equity Incentive Plan, or the 2007 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the Azur Merger. The 2007 Plan provided for the grant of stock options, restricted stock awards, RSUs, stock appreciation rights, performance stock awards and other forms of equity compensation to employees, including officers, non-employee directors and consultants. Prior to the consummation of the Azur Merger, all of the grants under the 2007 Plan were granted to employees and vest ratably over service periods of three to five years and expire no more than 10 years after the date of grant. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares reserved for issuance under the 2007 Plan was set to 1,000,000 ordinary shares. The share reserve under the 2007 Plan will not automatically increase. Since the Azur Merger, all of the new grants under the 2007 Plan were granted to non-employee directors, vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. The 2007 Plan expired in April 2017, and accordingly, no new grants can be awarded under the 2007 Plan. As of December 31, 2017, the number of shares reserved represents issuable shares from options granted but not yet exercised under the 2007 Plan.
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any of a parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2017, a total of 2,660,000 of our ordinary shares had been authorized for issuance under the ESPP. The share reserve under the ESPP will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 1.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 shares, and (c) such lesser number of ordinary shares as determined by our board of directors or a duly-authorized committee thereof. On January 1, 2018, the share reserve under the ESPP automatically increased by 898,471 ordinary shares pursuant to this provision.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In addition, the 2007 Directors Award Plan provides the source of shares to fund distributions made prior to August 15, 2010 under the Directors Deferred Compensation Plan described below. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. As of December 31, 2017, a total of 903,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.
 Amended and Restated Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, or the Directors Deferred Plan, which was amended in December 2008 and was then amended and restated in August 2010, and which was continued and assumed by us upon consummation of the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as shares of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) to a phantom stock account, the number of which are based on the amount of the retainer fees deferred divided by the market value of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) on the first trading day of the first open window period following the date the retainer fees are deemed earned. On the 10th business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in our ordinary shares (i) reserved under the 2007 Directors Option Plan prior to August 15, 2010 and (ii) from a new reserve of 200,000 shares set up under the Directors Deferred Plan on August 15, 2010. Although we continue to maintain the Directors Deferred Plan, since the consummation of the Azur Merger we have not permitted and will not permit non-employee directors to defer any annual retainer fees under the Directors Deferred Plan. We recorded no expense in 2017, 2016 and 2015 related to retainer fees earned and deferred. As of December 31, 2017, 14,499 of our ordinary shares that were unissued related to retainer fees that were deferred under the Directors Deferred Plan.
Share-Based Compensation
The table below shows, for all share option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted in each of the past three years:

	Year Ended December 31,
	2017	2016	2015
Grant date fair value	$42.72	$40.45	$57.19
Volatility	35%	39%	39%
Expected term (years)	4.3	4.2	4.2
Range of risk-free rates	1.6-2.1%	0.8-1.6%	1.1-1.5%
Expected dividend yield	—%	—%	—%
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

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Selling, general and administrative	$83,218	$79,037	$74,653
Research and development	17,870	15,296	13,356
Cost of product sales	5,812	4,438	3,541
Total share-based compensation expense, pre-tax	106,900	98,771	91,550
Income tax benefit from share-based compensation expense (1)	(21,792)	(30,022)	(20,071)
Total share-based compensation expense, net of tax	$85,108	$68,749	$71,479
  __________________________

(1)	Following adoption of ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” in 2016, the 2017 and 2016 income tax benefit includes excess tax benefits recognized.
We recognized income tax benefits related to share option exercises of $8.9 million and $8.3 million in 2017 and 2016, respectively, and realized $0.4 million in 2015.
 Share Options
The following table summarizes information as of December 31, 2017 and activity during 2017 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	4,513	$111.52
Options granted	1,402	137.46
Options exercised	(428)	53.03
Options forfeited	(241)	140.04
Options expired	(101)	165.49
Outstanding at December 31, 2017	5,145	121.06	6.8	$124,032
Vested and expected to vest at December 31, 2017	4,896	120.27	6.7	123,206
Exercisable at December 31, 2017	2,976	108.45	5.6	116,822
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $38.9 million, $36.1 million and $93.3 million during 2017, 2016 and 2015, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2017, total compensation cost not yet recognized related to unvested share options was $73.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
As of December 31, 2017, total compensation cost not yet recognized related to grants under the ESPP was $2.8 million, which is expected to be recognized over a weighted-average period of less than one year.
Restricted Stock Units
In 2017, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $137.46. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2017, 385,000 RSUs were released with 250,000 ordinary shares issued and 135,000 ordinary shares withheld for tax purposes. The total fair value of shares vested was $53.2 million, $59.2 million and $72.2 million during 2017, 2016 and 2015, respectively.
As of December 31, 2017, total compensation cost not yet recognized related to unvested RSUs was $88.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information as of December 31, 2017 and activity during 2017 related to our RSUs:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	997	$137.50
RSUs granted	561	137.46
RSUs released	(385)	128.19
RSUs forfeited	(110)	141.18
Outstanding at December 31, 2017	1,063	140.46	1.3	$143,113

18. Employee Benefit Plans
We operate a number of defined contribution retirement plans. The costs of these plans are charged to the consolidated statements of income in the period they are incurred. We recorded expense related to our defined contribution plans of $5.5 million, $3.4 million and $2.2 million in 2017, 2016 and 2015, respectively. In Ireland, we operate a defined contribution plan in which we contribute up to 8% of an employee’s eligible earnings. We recorded expense of $1.0 million, $0.8 million and $0.6 million in 2017, 2016 and 2015, respectively, in connection with the contributions we made under the Irish defined contribution plan. In the U.S., we provide a qualified 401(k) savings plan for our U.S.-based employees. All U.S.-based employees are eligible to participate, provided they meet the requirements of the plan. In 2013, we elected to match certain employee contributions under the 401(k) savings plan. We recorded expense of $3.7 million, $1.9 million and $1.1 million in 2017, 2016 and 2015, respectively. In the United Kingdom, or UK, we operate a defined contribution plan in which we contribute up to 12% of an employee’s eligible earnings. We recorded expense of $0.7 million, $0.6 million and $0.4 million in 2017, 2016 and 2015, respectively, in connection with contributions we made under the UK defined contribution plan. In France, we accrue for a potential liability which is payable if an employee retires. The accrued liability for France was $0.3 million as of December 31, 2017 and 2016. In Italy, we accrue for a potential liability which is payable if an employee leaves employment. The accrued liability for Italy was $0.3 million as of December 31, 2017 and 2016.

19. Restructuring
In 2016 and 2015, we recorded severance costs of $1.5 million for terminated employees in connection with the reorganization of our operations, primarily in France, Italy and the United Kingdom. These one-time termination benefits were recorded over the remaining service period where employees were required to stay through their termination date to receive the benefits and included within cost of product sales and selling, general and administrative expenses in our consolidated statements of income. As of December 31, 2017, we had incurred total termination benefit costs of $3.0 million in connection with these reorganizations. In addition, we incurred facility closure costs of $0.2 million in 2015 which were recorded within selling, general and administrative expenses in our consolidated statements of income. We completed these restructuring activities in 2017.
The following table summarizes the amounts related to restructuring through December 31, 2017 (in thousands):

	Termination Benefits	Facility Closure Costs	Total
Balance at December 31, 2014	$1,823	$118	$1,941
Expense	1,469	172	1,641
Payments	(2,187)	(290)	(2,477)
Balance at December 31, 2015	1,105	—	1,105
Expense	1,516	—	1,516
Payments	(2,590)	—	(2,590)
Balance at December 31, 2016	31	—	31
Expense	14	—	14
Payments	(45)	—	(45)
Balance at December 31, 2017	$—	$—	$—

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances as of December 31, 2016 and 2015 were included within accrued liabilities in our consolidated balance sheets.

20. Income Taxes
The components of income before the income tax provision (benefit) and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Ireland	$77,476	$179,570	$233,785
United States	271,440	312,904	285,420
Other	92,201	39,972	(83,272)
Total	$441,117	$532,446	$435,933
The following table sets forth the details of the income tax provision (benefit) (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Ireland	$28,045	$26,420	$29,748
United States	135,608	140,061	116,301
Other	14,198	9,918	28,708
Total current tax expense	177,851	176,399	174,757
Deferred, exclusive of other components below
Ireland	(19,709)	(7,776)	(6,655)
United States	(27,559)	(9,120)	332
Other	(19,108)	(13,720)	(40,532)
Total deferred, exclusive of other components	(66,376)	(30,616)	(46,855)
Deferred, change in tax rates
United States	(155,679)	109	294
Other	(3,536)	(10,656)	(21,797)
Total deferred, change in tax rates	(159,215)	(10,547)	(21,503)
Total deferred tax benefit	(225,591)	(41,163)	(68,358)
Total income tax provision (benefit)	$(47,740)	$135,236	$106,399
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or U.S. Tax Act, was signed into law.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and changing the rules which determine whether a U.S. person is a U.S. shareholder of a controlled foreign corporation, or CFC, for 2017 and onwards. The U.S. Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the U.S. Tax Act, we remeasured our ending net deferred tax liabilities as of December 31, 2017 and recognized a $155.1 million tax benefit in our consolidated statement of income in 2017.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. Tax Act provided for a one-time transition tax on the mandatory deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017 and also changed the rules which determine whether a U.S. person is a U.S. shareholder of a CFC for 2017 and onwards. In relation to these changes, we recognized a provisional $6.3 million of income tax expense in our consolidated statement of income in 2017, which is composed of state current tax expense and deferred tax expense.
While the U.S. Tax Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income, or GILTI, provisions and the base-erosion and anti-abuse tax, or BEAT, provisions. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Additional analysis is required to determine the application of GILTI for us and no estimate for this has been recorded or policy election made regarding the recognition of GILTI as of and for the year ended December 31, 2017.
The BEAT provisions in the U.S. Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We have not yet fully determined the application of BEAT for us, and it is not effective until 2018. There was no tax impact of BEAT recorded in our consolidated financial statements in 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. We have recognized the provisional tax impact related to the one-time transition tax on foreign earnings (including the recognition of a provisional valuation allowance), changes to the rules regarding the deductibility of certain executive compensation (including the recognition of a related provisional deferred tax asset of $7.5 million) and changes to the rules which determine whether a U.S. person is a U.S. shareholder of a CFC, and included these amounts in our consolidated financial statements in 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the U.S. Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income return is filed in 2018.
Our income tax benefit was $47.7 million in 2017, and our income tax provision was $135.2 million and $106.4 million in 2016 and 2015, respectively, related to tax arising on income in Ireland, the U.S. and certain other foreign jurisdictions, certain unrecognized tax benefits and various expenses not deductible for income tax purposes. The income tax benefit in 2017 included a provisional net benefit of $148.8 million relating to the impact of the recently enacted U.S Tax Act.
The effective tax rates for 2017, 2016 and 2015 were (10.8)%, 25.4% and 24.4%, respectively. The effective tax rate for 2017 excluding the impact of the U.S. Tax Act was 22.9%. The effective tax rates for 2017 (excluding the impact of the U.S. Tax Act), 2016 and 2015 were higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate, unrecognized tax benefits, and various expenses not deductible for income tax purposes, partially offset by originating tax credits, the release of reserves related to unrecognized tax benefits from the expiration of a statute of limitation and the release of a valuation allowance held against certain foreign net operating losses, or NOLs. The decrease in the effective tax rate in 2017 (excluding the impact of the U.S. Tax Act) compared to 2016 was primarily due to the release of a valuation allowance held against certain foreign NOLs and the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation, partially offset by a reduction in deductions available in relation to subsidiary equity. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to a decrease in the impact of the reduction in tax rates in certain jurisdictions and a decrease in originating tax credits, partially offset by changes in income mix among the various jurisdictions in which we operate. We are currently paying taxes in Ireland, the U.S. and certain other foreign jurisdictions where we have operations and either all NOLs have been utilized, or are restricted as a result of the Azur Merger.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory income tax rate applied to income before income tax provision (benefit) and equity in loss of investees and our effective income tax rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory income tax rate	12.5%	12.5%	12.5%
Impact of U.S. Tax Act	(33.7)%	—%	—%
Foreign income tax rate differential	20.3%	16.7%	19.1%
Financing costs	(5.6)%	(2.9)%	(0.4)%
Change in unrecognized tax benefits	2.8%	3.3%	3.6%
Change in valuation allowance	(2.8)%	(0.1)%	(0.6)%
Non-deductible compensation	2.6%	1.8%	1.9%
Research and other tax credits	(2.6)%	(2.8)%	(3.8)%
Change in estimates	(2.1)%	—%	(1.0)%
Excess tax benefits from share-based compensation	(1.5)%	(1.5)%	—%
Deduction on subsidiary equity	(0.7)%	(2.4)%	(2.7)%
Change in tax rate	(0.4)%	(1.8)%	(4.5)%
Acquisition-related costs	—%	2.1%	—%
Other	0.4%	0.5%	0.3%
Effective income tax rate	(10.8)%	25.4%	24.4%
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$125,966	$202,758
Tax credit carryforwards	130,782	114,192
Intangible assets	23,536	15,965
Share-based compensation	23,128	27,522
Accruals	45,088	49,187
Other	92,968	56,739
Total deferred tax assets	441,468	466,363
Valuation allowance	(52,144)	(53,184)
Net deferred tax assets	389,324	413,179
Deferred tax liabilities:
Acquired intangible assets	(655,347)	(910,460)
Other	(82,890)	(44,392)
Total deferred tax liabilities	(738,237)	(954,852)
Net deferred tax liabilities	$(348,913)	$(541,673)
The net change in valuation allowance was a decrease of $1.0 million in 2017 and an increase of $19.2 million and $4.3 million in 2016 and 2015, respectively.
The following table presents the breakdown between deferred tax assets and liabilities (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets	$34,559	$15,060
Deferred tax liabilities	(383,472)	(556,733)
Net deferred tax liabilities	$(348,913)	$(541,673)

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2017, we had NOL carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $388.8 million and $117.6 million, respectively, available to reduce future income subject to income taxes. The NOL carryforwards are inclusive of $93.4 million from the EUSA Acquisition in 2012 and $213.6 million from the Celator Acquisition in 2016. The federal NOL carryforwards will expire, if not utilized, in the tax years 2018 to 2035, and the federal tax credits will expire, if not utilized, in the tax years 2018 to 2037, with the exception of alternative minimum tax credits, which have no expiration date. In addition, we had approximately $124.4 million of NOL carryforwards and $10.5 million of tax credit carryforwards as of December 31, 2017 available to reduce future taxable income for state income tax purposes. The state NOL carryforwards will expire, if not utilized, in the tax years 2018 to 2034. In addition, as of December 31, 2017, there were NOL carryforwards for income tax purposes of approximately $84.0 million and $59.0 million available to reduce future income subject to income taxes in Luxembourg and the United Kingdom, respectively. The NOLs generated in Luxembourg and the United Kingdom have no expiration period. We also had excess foreign tax credits, as of December 31, 2017, of $4.6 million, which may only be utilized against certain sources of income.  The excess foreign tax credits have no expiration period.
Utilization of certain of our NOL and tax credit carryforwards in the U.S. is subject to an annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of certain NOLs and tax credits before future utilization. We currently estimate that we have an annual limitation on the utilization of certain acquired federal NOLs and credits of $410.6 million, before tax effect, for 2018, $30.7 million, before tax effect, for 2019 and a combined total of $311.0 million, before tax effect, for 2020 to 2032. In addition, as a result of the Azur Merger, until 2022 we are subject to certain limitations under the Internal Revenue Code in relation to the utilization of U.S. NOLs to offset U.S. taxable income resulting from certain transactions.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Our valuation allowance was $52.1 million and $53.2 million as of December 31, 2017 and 2016, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. During 2017, as part of the overall change in valuation allowance, we recognized a net income tax benefit of $6.6 million relating to the net release of a valuation allowance against certain deferred tax assets primarily associated with NOLs, partially offset by the creation of a provisional valuation allowance of $5.9 million against certain deferred tax assets primarily associated with excess foreign tax credits generated during the year as a result of the U.S. Tax Act. The $6.6 million net income tax benefit includes a benefit of $9.1 million relating to the utilization of NOL carryforwards against which a valuation allowance was carried. During 2016, as part of the overall change in valuation allowance, we recognized a net income tax expense of $17.9 million relating to the creation of a valuation allowance against certain deferred tax assets primarily associated with NOLs recognized during the year, partially offset by a release of a valuation allowance due to the impact of the reduction of tax rates in certain jurisdictions and utilization of certain deferred tax assets primarily associated with NOLs. During 2015, as part of the overall change in valuation allowance, we recognized a net income tax expense of $2.4 million relating to the creation of a valuation allowance against certain deferred tax assets primarily associated with NOLs arising during the year, partially offset by a release of a valuation allowance due to the impact of the reduction of tax rates in certain jurisdictions on certain deferred tax assets primarily associated with NOLs. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of tax audits and the regulatory approval of products currently under development. Realization of substantially all the deferred tax assets is dependent on future book income.
Temporary differences related to foreign subsidiaries that are considered indefinitely reinvested totaled approximately $1.7 billion and $1.2 billion as of December 31, 2017 and 2016, respectively. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2017, it was not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our gross unrecognized tax benefits follows (in thousands):

	December 31,
	2017	2016	2015
Balance at the beginning of the year	$90,910	$66,385	$40,802
Increases related to current year tax positions	27,875	26,873	23,664
Increases related to prior year tax positions	1,620	1,191	2,833
Decreases related to prior year tax positions	(1,075)	(255)	(646)
Lapse of the applicable statute of limitations	(13,168)	(3,284)	(268)
Balance at the end of the year	$106,162	$90,910	$66,385
The unrecognized tax benefits were included in other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to our unrecognized tax benefits is recorded in the income tax provision in our consolidated statements of income. As of December 31, 2017 and 2016, our accrued interest and penalties related to unrecognized tax benefits were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $73.5 million and $61.0 million at December 31, 2017 and 2016, respectively, that, if recognized, would affect the effective tax rate on income.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. These jurisdictions have statute of limitations ranging from three to five years. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2013 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $45.9 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at December 31, 2017. We disagree with the proposed assessment and are contesting it vigorously.

21. Quarterly Financial Data (Unaudited)
The following interim financial information presents our 2017 and 2016 results of operations on a quarterly basis (in thousands, except per share amounts):

	2017
	March 31	June 30	September 30	December 31
Revenues	$376,053	$394,386	$411,855	$436,399
Gross margin (1)	348,613	360,983	376,768	404,847
Net income	86,511	105,604	63,526	232,207
Net income per ordinary share, basic	1.44	1.76	1.06	3.87
Net income per ordinary share, diluted	1.41	1.72	1.03	3.79

	2016
	March 31	June 30	September 30	December 31
Revenues	$336,010	$381,161	$374,181	$396,621
Gross margin (1)	310,477	355,130	347,310	358,958
Net income	75,812	114,502	89,828	116,689
Net income per ordinary share, basic	1.24	1.89	1.49	1.95
Net income per ordinary share, diluted	1.21	1.85	1.45	1.91
  __________________________

(1)	Gross margin is computed by subtracting cost of product sales (excluding amortization and impairment of intangible assets) from product sales, net.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interim financial information above includes the following items:

•
Upfront and milestone payments of $75.0 million and $26.5 million in the third and fourth quarters of 2017, respectively, and $8.8 million and $15.0 million in the first and third quarters of 2016, respectively;

•	Expenses related to certain legal proceedings and restructuring of $6.0 million in the first quarter of 2017 and $6.1 million in the first quarter of 2016;

•	Transaction and integration related costs of $2.2 million, $10.8 million and $0.7 million in the second, third and fourth quarters of 2016, respectively;

•	A loss on extinguishment and modification of debt of $0.6 million in the third quarter of 2016;

•	A one-time charge of $11.6 million in respect of a contract termination in the fourth quarter of 2016; and

•	A net benefit of $148.8 million in respect of the impact of the U.S. Tax Act in the fourth quarter of 2017.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2017
Allowance for doubtful accounts	(1)	$287	$231	$—	$(122)	$396
Allowance for sales discounts	(1)	118	1,087	—	(1,102)	103
Allowance for chargebacks	(1)	4,749	41,941	—	(43,027)	3,663
Deferred tax asset valuation allowance	(2)(3)(4)	53,184	7,509	5,581	(14,130)	52,144

For the year ended December 31, 2016
Allowance for doubtful accounts	(1)	$489	$168	$—	$(370)	$287
Allowance for sales discounts	(1)	181	1,334	—	(1,397)	118
Allowance for chargebacks	(1)	3,023	41,991	—	(40,265)	4,749
Deferred tax asset valuation allowance	(2)(3)(4)	33,949	19,328	5,544	(5,637)	53,184

For the year ended December 31, 2015
Allowance for doubtful accounts	(1)	$530	$—	$—	$(41)	$489
Allowance for sales discounts	(1)	238	2,900	—	(2,957)	181
Allowance for chargebacks	(1)	2,715	39,079	—	(38,771)	3,023
Deferred tax asset valuation allowance	(2)(3)(4)	29,697	5,044	1,888	(2,680)	33,949
 __________________________

(1)	Shown as a reduction of accounts receivable. Charges related to sales discounts and chargebacks are reflected as a reduction of revenue.

(2)
Additions to the deferred tax asset valuation allowance relate to movements on certain Irish, U.S. (federal and state) and other foreign deferred tax assets where we continue to maintain a valuation allowance until sufficient positive evidence exists to support reversal.

(3)
Deductions to the deferred tax asset valuation allowance include movements relating to utilization of NOLs and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns.

(4)
Other additions to the deferred tax asset valuation allowance relate to currency translation adjustments recorded directly in other comprehensive income and a valuation allowance recognized in 2016 on purchase accounting.