Form 10-K/A
period 2017-12-31
Jazz Pharmaceuticals plc
filed 2018-04-24
CIK 1232524

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,713,735,825 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 16,931,148 ordinary shares of the registrant held by executive officers, directors, and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 17, 2018, a total of 59,998,503 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission File Number 001-33500), or the 2017 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 27, 2018. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2018 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2017 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2017 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2017 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 27, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2017 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

JAZZ PHARMACEUTICALS PLC

2017 ANNUAL REPORT ON FORM 10-K

Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2017 Annual Report on Form 10-K, as filed with the SEC on February 27, 2018. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors

Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will expire on the date of our 2018 annual general meeting of shareholders; the term of the Class II directors will expire on the date of our 2019 annual general meeting of shareholders; and the term of the Class III directors will expire on the date of our 2020 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.

The following is a brief biography of each member of our board of directors, including their respective ages as of April 24, 2018, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.

Class I Directors Continuing in Office Until the 2018 Annual General Meeting

Peter Gray, age 63, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. Mr. Gray currently serves as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services. He is also Chairman of a privately-held company providing outsourced services to the biopharma industry and Chairman of a non-profit educational establishment. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Based on his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 20 years of experience in financial and operational management within the pharmaceutical industry.

Kenneth W. O’Keefe, age 51, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Since January 2018, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. From November 2015 to January 2018, he was Chief Executive Officer, from January 2011 to November 2015, he was Managing Partner, and from 1997 to January 2011, he was Managing Director, of Beecken Petty O’Keefe & Company. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of Beecken Petty O’Keefe & Company, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson of our audit committee, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and financial statements.

Elmar Schnee, age 58, has served as a member of our board of directors since August 2014 and previously served as a director of Gentium (now a subsidiary of Jazz Pharmaceuticals plc) from May 2012 until April 2014. Since April 2017, Mr. Schnee has served as Chairman of Santhera Pharmaceuticals Holding AG, a specialty pharmaceutical company. Since June 2016, he has served as a management advisor to MindMaze SA, a neuro-technology company, where he also served as Chief Operating Officer from June 2016 to April 2017. From November 2013 to August 2015, Mr. Schnee served as a non-executive director of Cardiorentis Ltd., a biopharmaceutical company, where he served as Chairman and Chief Executive Officer from October 2011 until November 2013. From 2003 to 2011, Mr. Schnee held various positions at Merck KGaA, a global pharmaceutical and chemical group. He joined Merck KGaA in 2003 as Managing Director of Merck Santé S.A.S. In January 2004, Mr. Schnee assumed responsibility for global operations of the ethical pharmaceuticals division of Merck KGaA, and in November 2005, Mr. Schnee was appointed as Deputy Member of the Executive Board responsible for the pharmaceuticals business. In 2006, he was appointed as a member of the Executive Board and General Partner of Merck KGaA, with responsibility for global pharmaceutical activities, and served in this position until 2011. Prior to Merck KGaA, Mr. Schnee held senior positions in strategy, business development and marketing at UCB

SA, Sanofi-Synthélabo SA, Migliara/Kaplan Associates, Inc. and Fisons Pharmaceuticals PLC. In addition, Mr. Schnee currently serves on the boards of directors of two pharmaceutical companies, Stallergenes-Greer and Santhera Pharmaceuticals Holding AG, and four privately-held life sciences companies. Mr. Schnee holds both a bachelor’s degree in marketing and a master’s degree in marketing and general management from the Swiss Institute of Business Administration in Zurich. With his experience as Chairman and Chief Executive Officer of Cardiorentis Ltd., his operational experience at Merck KGaA and other companies and his experience serving on the boards of directors of life sciences companies, including Gentium, Mr. Schnee brings to our board of directors significant management expertise and industry knowledge.

Catherine A. Sohn, Pharm.D., age 65, has served as a member of our board of directors since July 2012. Since November 2012, Dr. Sohn has also served as an independent director on the board of directors of Landec Corporation, a publicly-traded life sciences company, where she is currently serving as Chairperson of the compensation committee. She also serves on the board of directors of Rubius Therapeutics, a private biotechnology company, and as Chairman of the board of BioEclipse Therapeutics, Inc., a clinical-stage biopharmaceutical company. From January 2014 to May 2017, Dr. Sohn served as an independent director on the board of directors of Neuralstem, Inc., a publicly-traded life sciences company. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing at SmithKline Beecham Pharmaceuticals plc and its predecessor, Smith, Kline & French. Dr. Sohn holds the positions of Adjunct Professor at the University of California, San Francisco and Dean’s Professor at the University of the Sciences in Philadelphia. She received a Doctor of Pharmacy from the University of California, San Francisco, School of Pharmacy and a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn was named Woman of the Year by the Healthcare Businesswomen’s Association (2003) and Distinguished Alumnus of the Year by the University of California, San Francisco (2000) and is a Certified Licensing Professional and a National Association of Corporate Directors (NACD) Board Leadership Fellow. Dr. Sohn brings to our board of directors three decades of product development, strategic marketing and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.

Class II Directors Continuing in Office Until the 2019 Annual General Meeting

Paul L. Berns, age 51, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. Mr. Berns is a consultant to the pharmaceutical industry. He currently serves on the boards of three private companies, MC2 Therapeutics, an emerging dermatology and eye care pharmaceutical company, Menlo Therapeutics Inc., a late-stage biopharmaceutical company, and UNITY Biotechnology, Inc., a biotechnology company. From March 2014 to June 2016, he served as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company, which was acquired by Pfizer Inc. in June 2016. He also served as a member of the board of directors of Anacor Pharmaceuticals, Inc. from 2012 until 2016, including as Chairman of its board of directors from 2013 until 2016. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceutical industry. From March 2006 to September 2012, he served as President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns previously served on the boards of directors of Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) from November 2013 to June 2016 and XenoPort, Inc. from 2005 to May 2016. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Inc., Anacor Pharmaceuticals, Inc. and Bone Care International Inc., and his experience serving on the boards of directors of public companies, Mr. Berns provides significant management expertise and industry knowledge to our board of directors.

Patrick G. Enright, age 56, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Since 2006, Mr. Enright has served as Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. Prior to Longitude Capital, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Prior to Pequot, he was a Managing Member of the Delta Opportunity Fund at Diaz & Altschul Capital Management. Mr. Enright began his investment career at PaineWebber Development Corporation. Mr. Enright also has significant life sciences operations experience including senior executive positions at Valentis, Boehringer Mannheim

(acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright currently serves on the boards of Aimmune Therapeutics, Aptinyx Inc., CardioDx Inc., Orbus Therapeutics Inc. and SutroVax Inc. Selected prior board memberships include Codexis, Inc., Corcept Therapeutics Inc., Esperion Therapeutics, Inc., Horizon Pharma plc, InfaCare Pharmaceutical Corporation, MAP Pharmaceuticals, Inc. (acquired by Allergan Inc.), Prestwick Pharmaceuticals (acquired by Lundbeck), Sequenom Inc. (acquired by LabCorp) and Threshold Pharmaceuticals Inc. Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 25 years of operating experience and financial expertise in the life sciences industry.

Seamus Mulligan, age 57, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a founder and principal investor of Azur Pharma. Since 2014, Mr. Mulligan has served as Chairman and Chief Executive Officer of Adapt Pharma Ltd., a specialty pharmaceutical company. From 2006 until April 2017, Mr. Mulligan served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the closing of the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the closing of the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Azur Pharma and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 30 years of experience in the pharmaceutical industry.

Norbert G. Riedel, Ph.D., age 60, has served as a member of our board of directors since May 2013 and was appointed chairperson of our compensation committee in August 2013. Since September 2015, Dr. Riedel has served as Chief Executive Officer and President of Aptinyx, Inc., a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel currently serves on the boards of directors of Eton Pharmaceuticals, Inc., a development stage pharmaceutical company, and the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.

Class III Directors Continuing in Office Until the 2020 Annual General Meeting

Bruce C. Cozadd, age 54, has served as our Chairman and Chief Executive Officer since the closing of the Azur Merger in January 2012. He co-founded Jazz Pharmaceuticals, Inc. and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of two non-profit organizations, The Nueva School and SFJAZZ. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.

Heather Ann McSharry, age 56, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our nominating and corporate governance committee in August 2017. Ms. McSharry currently serves as a non-executive director on the boards of directors of several public and private companies, including CRH plc, an international building materials group, and Greencore Group plc, an international manufacturer of convenience foods, where she also serves as Chair of its remuneration committee. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. From 2007 to 2011, Ms. McSharry served on the board of directors of the Bank of Ireland, where she was a member of its audit committee from 2009 to 2011. Ms. McSharry served on the board of the Industrial Development Agency in Ireland from 2010 to 2014, where she was Chair of the audit and finance committee. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors almost 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services.

Rick E Winningham, age 58, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairman of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off from Innoviva, Inc. in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Innoviva, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He served as a member of the board of directors of the California Healthcare Institute from November 2011 to March 2015 and served as its Chairman from January 2014 until it merged with Bay Area Bioscience Association to become the California Life Sciences Association in March 2015. Mr. Winningham was Chairman of California Life Sciences Association from March 2015 until November 2015. Mr. Winningham is also a member of the board of directors of OncoMed Pharmaceuticals, Inc., a clinical stage biotechnology company. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Committee Membership

The following table provides membership information for 2017 for each of the audit committee, compensation committee and nominating and corporate governance committee of our board of directors:

Name	Audit	Compensation	Nominating and Corporate Governance

Paul L. Berns		M

Patrick G. Enright (1)	M	M

Peter Gray	C

Heather Ann McSharry (2)	M		C

Kenneth W. O’Keefe	M

Norbert G. Riedel, Ph.D.		C

Elmar Schnee			M

Catherine A. Sohn, Pharm.D. (3)		M	M

Rick E Winningham			M

C = committee chairperson; M = committee member

(1)	Mr. Enright was appointed to the audit committee in August 2017.

(2)	Ms. McSharry succeeded Dr. Sohn as chairperson of the nominating and corporate governance committee in August 2017.

(3)	Dr. Sohn was appointed to the compensation committee in August 2017.

Our Executive Officers

The following table provides information regarding our executive officers as of April 24, 2018.

Name	Age	Position

Bruce C. Cozadd	54	Chairman and Chief Executive Officer

Daniel N. Swisher, Jr.	55	President and Chief Operating Officer

Suzanne Sawochka Hooper	52	Executive Vice President and General Counsel

Michael P. Miller	61	Executive Vice President, U.S. Commercial

Matthew P. Young	48	Executive Vice President and Chief Financial Officer

Iain McGill	45	Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World

Paul Treacy	57	Senior Vice President, Technical Operations

Karen J. Wilson	54	Senior Vice President, Finance and Principal Accounting Officer

Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.”

Daniel N. Swisher, Jr. was appointed our President and Chief Operating Officer as of January 2018. From December 2003 to December 2017, he was Chief Executive Officer and a member of the board of directors of Sunesis Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of novel targeted cancer therapeutics in hematologic and solid tumor malignancies. He also served as Chief Business Officer and Chief Financial Officer of Sunesis from 2001 to 2003. Prior to 2001, Mr. Swisher served in various management roles, including Senior Vice President of Sales and Marketing, for ALZA Corporation from 1992 to 2001. He currently serves as Chairman of the board of directors of Cerus Corporation, a biomedical products company focused on the field of blood transfusion safety, and as a member of the board of directors of Corcept Therapeutics Inc., a pharmaceutical company focused on cortisol-modulating therapeutics to address metabolic and other serious medical conditions. Mr. Swisher received a B.A. from Yale University and an M.B.A. from the Stanford Graduate School of Business.

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

Michael P. Miller was appointed our Executive Vice President, U.S. Commercial, as of May 2017 and served as our Senior Vice President, U.S. Commercial, from April 2014 until May 2017. From April 2010 to January 2014, Mr. Miller was Senior Vice President and Chief Commercial Officer of Vivus, Inc., a biopharmaceutical company. From February 2006 to April 2010, Mr. Miller served as Vice President, Sales and Marketing, leading the HER Family Oncology Franchise, of Genentech, Inc., a biotechnology company and wholly owned subsidiary of Roche Holding Ltd. From January 2003 to December 2005, Mr. Miller served as the Senior Vice President, Chief Commercial Officer of Connetics Corporation, a specialty pharmaceutical company acquired by Stiefel Laboratories, Inc. Previously, from 1997 to 2001, he served as Vice President of the Urology Business Unit of ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson. Prior to 1997, Mr. Miller served 13 years in various sales and marketing positions at Syntex Corporation, a pharmaceutical company acquired by Roche Holding Ltd. He currently serves as a director on the board of Puma Biotechnology, Inc., a biopharmaceutical company, and as a member of two non-profit boards, the Leukemia and Lymphoma Society (Silicon Valley Chapter) and the Zane Beadles Parade Foundation. Mr. Miller received a B.S. in Business Administration and Finance from the University of San Francisco and an M.B.A. in Information and Computer Systems from San Francisco State University.

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

Iain McGill was appointed our Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World as of March 2015. He served as Head of EUSA International and Senior Vice President, Jazz Pharmaceuticals from March 2014 to March 2015 and our Chief Commercial Officer, EUSA Pharma, from June 2012, when he joined Jazz Pharmaceuticals in connection with the EUSA Acquisition. From October 2011 until he joined Jazz Pharmaceuticals, Mr. McGill served as Chief Commercial Officer at EUSA Pharma (Europe) Ltd., where he previously served from August 2010 to September 2011 as President, Europe, International & Global Marketing, and from January 2010 to July 2010 as President of Europe. From 2006 to 2009, Mr. McGill served as Vice President and Global Business Manager at Wyeth, a pharmaceutical company acquired by Pfizer Inc. In 2016, he joined the board of directors and the audit committee of Otonomy Inc., a biopharmaceutical company. Mr. McGill began his pharmaceutical career in sales and over 20 years, held various positions in sales management, market research, marketing, business development and general management at Syntex Corporation (acquired by Roche Holding Ltd.), Roche Holding Ltd. and Novartis AG. Mr. McGill received a B.Sc in Biochemistry from the University of London.

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

Karen J. Wilson was appointed our Senior Vice President, Finance and Principal Accounting Officer as of February 2013 and served as our Vice President, Finance and Principal Accounting Officer from the closing of the Azur Merger in January 2012 until February 2013. Prior to the Azur Merger, she served as Jazz Pharmaceuticals, Inc.’s Vice President, Finance beginning in February 2011 and was appointed Principal Accounting Officer in March 2011. From 2009 to January 2011, Ms. Wilson served as Vice President of Finance and Principal Accounting Officer at PDL BioPharma, Inc., a biotechnology company. From 2005 to 2009, she served as a principal at the consulting firm Wilson Crisler LLC. Prior to that, from 2001 to 2004, she was Chief Financial Officer of ViroLogic, Inc., a biosciences company. Prior to joining ViroLogic, Ms. Wilson served as Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc. from 1999 to 2001. Prior to 1999, Ms. Wilson worked for Deloitte & Touche LLP for ten years, serving clients in both the life sciences and technology fields. Ms. Wilson is a Certified Public Accountant in the State of California and received a B.S. in Business from the University of California, Berkeley.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS

Audit Committee

We have a standing audit committee that is currently composed of four directors (Mr. Gray, Mr. Enright, Ms. McSharry and Mr. O’Keefe). Our board of directors has determined that each of Mr. Gray, Mr. Enright, Ms. McSharry and Mr. O’Keefe meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, with respect to audit committee members. Our board of directors has also determined that each of Mr. Gray, Mr. Enright, Ms. McSharry and Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of each with accounting matters, analyzing and evaluating financial statements, and, in the case of Mr. O’Keefe, managing private equity investments, and, in the case of Mr. Enright, managing venture capital investments. Mr. Gray serves as chairperson of the audit committee.

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

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2017. These individuals are our named executive officers, or NEOs, for 2017.

Bruce C. Cozadd	Chairman and Chief Executive Officer (CEO)

Matthew P. Young	Executive Vice President and Chief Financial Officer (CFO)

Russell J. Cox	Former Executive Vice President and Chief Operating Officer (COO)

Suzanne Sawochka Hooper	Executive Vice President and General Counsel (GC)

Karen Smith, M.D., Ph.D.	Former Executive Vice President, Research and Development and Chief Medical Officer (CMO)

Executive Summary

Our compensation policies and elements are intended to provide the necessary incentives to properly align our executive officers’ performance with the interests of our shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executive officers.

2017 Performance Highlights

In 2017, we delivered record revenues while achieving two global regulatory approvals, launching an innovative new treatment for acute myeloid leukemia, or AML, and advancing numerous early- and late-stage development programs. We continued to increase our focus on research and development activities and made substantial progress in multiple clinical programs, including with respect to line extensions, new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.

(1)	GAAP net income and non-GAAP adjusted net income for the 2014 and 2015 periods are attributable to Jazz Pharmaceuticals plc.

(2)	For 2017, GAAP net income included a net tax benefit of $148.8 million resulting from provisional estimates based on our analysis of the U.S. Tax Cuts and Jobs Act, or the U.S. Tax Act. For 2014, GAAP net income included acquired in-process research and development costs of $202.6 million, primarily for the acquisition of rights to solriamfetol (JZP-110) and rights to defibrotide in the Americas. Among other adjustments, the net tax benefit resulting from the U.S. Tax Act for 2017 and the acquired in-process research and development costs for 2014 have been excluded from non-GAAP adjusted net income and non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc, respectively.

(3)	See the section “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between GAAP net income and non-GAAP adjusted net income and, for the 2014 and 2015 periods, GAAP net income attributable to Jazz Pharmaceuticals plc and non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc.

(4)	Represents the compound annual growth rate (CAGR) for the period from 2014 through 2017.

Financial	•	2017 total revenues of $1,618.7 million increased approximately 9% over 2016

	•	2017 GAAP net income of $487.8 million compared to $396.8 million in 2016

	•	2017 non-GAAP adjusted net income of $676.7 million compared to $627.2 million in 2016

Xyrem	•	2017 net sales of Xyrem of $1,186.7 million increased approximately 7% over 2016

	•	Settled patent infringement litigation in April 2017 against first Xyrem abbreviated new drug application, or ANDA, filer, Roxane Laboratories, Inc., which was acquired by West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC)

Defitelio/defibrotide	•	2017 net sales of Defitelio of $133.7 million increased approximately 23% over 2016

Vyxeos	•	2017 net sales of Vyxeos of $33.8 million

	•	Federal Drug Administration, or FDA, approval of our Vyxeos new drug application, or NDA, followed by U.S. launch in August 2017

Clinical/Regulatory	•	Initiated Phase 3 study of JZP-258, an investigational new drug candidate that contains 90% less sodium than Xyrem, in first quarter of 2017

	•	Received regulatory approval for Defitelio in Canada in third quarter of 2017

	•	Submitted NDA to the FDA in December 2017 for solriamfetol (JZP-110), a late-stage investigational compound being developed for potential treatment of excessive sleepiness in patients with narcolepsy and obstructive sleep apnea, and, in the first quarter of 2018, the FDA accepted our NDA for filing and set a target action date under the Prescription Drug User Fee Act of December 20, 2018

Corporate Development	•	In March 2017, executed license agreements granting Nippon Shinyaku Co., Ltd., or Nippon, exclusive rights to develop and commercialize Defitelio and Vyxeos in Japan

	•	In May 2017, entered into license agreement with XL-protein GmbH, or XLp, for the rights to develop, manufacture and commercialize products using XLp’s PASylation® Technology to extend the plasma half-life of selected asparaginase product candidates

	•	In August 2017, entered into collaboration and option agreement with ImmunoGen, Inc., or ImmunoGen, granting us rights to opt into exclusive, worldwide licenses to develop and commercialize two early-stage, hematology-related antibody-drug conjugate, or ADC, programs, as well as an additional ADC program to be designated during term of agreement

Key Features of Our Executive Compensation Program

	What We Do		What We Don’t Do
☑	Design executive compensation to align pay with performance	☒	No excessive change in control or severance payments
☑	Balance short-term and long-term incentive compensation, with the majority of executive compensation being “at-risk”	☒	No “single-trigger” cash or equity change in control benefits
☑	Use same performance bonus plan for all non-sales employees, including executives, with 100% of CEO’s bonus based on pre-established corporate performance goals	☒	No repricing of underwater stock options without prior shareholder approval
☑	Establish maximum payout amount under performance bonus plan and require threshold level of achievement for payout with respect to financial metrics	☒	No excessive perquisites
☑	Maintain share ownership guidelines	☒	No tax gross ups on severance or change in control benefits
☑	Provide “double-trigger” change in control benefits	☒	No post-termination retirement or pension benefits that are not available to employees generally
☑	Prohibit hedging and pledging by executive officers and directors	☒	No guaranteed bonuses or base salary increases
☑	Have 100% independent directors on the compensation committee
☑	Hire independent compensation consultant who reports directly to the compensation committee

2017 Pay-for-Performance Overview

A significant portion of target total direct compensation for our CEO and other NEOs is structured in the form of “at-risk” compensation, consisting of annual performance bonus and equity incentive awards, with the performance bonus payouts and equity award values dependent upon our company performance. This aligns our executives’ interests with those of our shareholders for near- and long-term performance. Target total direct compensation for 2017, as shown below, reflects annual base salary paid, annual target performance bonus and the grant date fair value of equity awards granted during the year (as such equity awards are reported in the Summary Compensation Table).

Compensation Philosophy and Objectives

Our executive compensation program is designed with the following objectives and philosophy:

•	Attract, incentivize, reward and retain diverse, talented individuals with relevant experience in the life sciences industry through a competitive pay structure. We reward individuals fairly over time and seek to retain those individuals who continue to meet our high expectations.

•	Deliver balanced total compensation packages to accomplish our business objectives and mission. Our executive compensation program focuses on total compensation, combining short- and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.

•	Align pay with our performance. Our annual bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives approved by our board of directors at the beginning of the year. Likewise, our stock option awards will not provide realizable value and our restricted stock unit, or RSU, awards will not provide increased value unless there is an increase in the value of our shares, which benefits all shareholders. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders.

How We Determine Executive Compensation

Role of Our Compensation Committee and Executive Officers

The compensation committee is (and was at all times during 2017) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed with the chairperson of the compensation committee. In 2017, the compensation committee met six times and did not act by unanimous written consent. As of the date of this report, in 2018, the compensation committee has met three times and has not acted by unanimous written consent.

The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and generally determines the compensation to be paid to the executive officers, including the NEOs. Either the compensation committee or the independent members of our board of directors, upon recommendation from the compensation committee, approve certain compensation of our CEO, and references in this Compensation Discussion and Analysis to our board of directors approving our CEO’s compensation are to the independent members of our board of directors. The compensation committee does not delegate any of its functions to others in determining executive compensation.

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

Role of the Independent Compensation Consultant

The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, an Aon Hewitt Company and a subsidiary of Aon plc, or Aon, has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-executive directors’ compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis and as needed with respect to specific questions that arise and on an advisory basis with respect to addressing other responsibilities arising under the compensation committee charter, including trends and best practices regarding executive compensation and compensation committees, in order to help inform the compensation committee’s decisions. Radford reports directly to the compensation committee, which maintains the authority to direct Radford’s work and engagement, and advises the compensation committee and our human resources department on projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Radford attends compensation committee meetings, and the compensation committee and Radford meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.

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

2017 Peer Group. When developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2017, Radford re-examined our compensation philosophy and peer group criteria and companies to recommend changes to our 2016 peer group company list to reflect our growth, the increase in our revenues and market capitalization and the consolidation in our industry. Radford recommended companies:

•	in the life sciences industry (specifically biotechnology and specialty bio/pharma companies) with commercial products on the market;

•	with revenue of approximately one-fourth (0.25x) to three times (3x) our then-projected revenue (resulting in a range of generally $350 million to $4 billion in revenue);

•	with market values of approximately one-fourth (0.25x) to four times (4x) our market capitalization at the time (resulting in a range of between $2.3 billion to $36 billion in market capitalization); and

•	primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.

Based on these criteria, in August 2016, to form our 2017 peer group, Radford recommended, and our compensation committee approved, eliminating from our peer group Anacor Pharmaceuticals, Inc. (which was acquired since the 2016 peer group company list was approved).

2018 Peer Group. When developing a proposed list of our peer group companies to be used in connection with making compensation decisions for 2018, Radford recommended companies based on the same criteria used for the 2017 peer group, adjusted for then-current revenue and market values. Based on these criteria, in August 2017, Radford recommended, and our compensation committee approved, eliminating Actelion Ltd. and Medivation, Inc. (which were acquired since the 2017 peer group company list was approved) from our peers and adding Bioverativ Inc. to form our 2018 peer group.

Peer Group Inclusion
Name	2016	2017	2018
Actelion Ltd.	✓	✓
Alexion Pharmaceuticals, Inc.	✓	✓	✓
Alkermes plc	✓	✓	✓
Anacor Pharmaceuticals, Inc.	✓
BioMarin Pharmaceutical Inc.	✓	✓	✓
Bioverativ Inc.			✓
Endo International plc	✓	✓	✓
Horizon Pharma plc	✓	✓	✓
Incyte Corporation	✓	✓	✓
Ionis Pharmaceuticals, Inc.	✓	✓	✓
Mallinckrodt plc	✓	✓	✓
Medivation, Inc.	✓	✓
Regeneron Pharmaceuticals, Inc.	✓	✓	✓
Seattle Genetics Inc.	✓	✓	✓
Shire plc	✓	✓	✓
The Medicines Company	✓	✓	✓
United Therapeutics Corporation	✓	✓	✓
Vertex Pharmaceuticals Incorporated	✓	✓	✓
Peer Group Metrics ($ in millions)
Peer Revenue – 50th Percentile	780	1,144	1,226
Jazz Revenue	1,278	1,352	1,528
Jazz Revenue Percentile Rank	62nd	55th	56th
Peer Market Cap – 50th Percentile	9,812	8,229	8,785
Jazz Market Cap	9,301	8,683	9,152
Jazz Market Cap Percentile Rank	47th	51st	57th

The Jazz percentile ranks shown above reflect trailing 12 months’ revenue and 30-day average market capitalization for our company and the median of each peer group, measured as of the time Radford prepared its final recommendations regarding each peer group for the compensation committee.

2017 Market Data. In early 2017, Radford completed an assessment of executive compensation based on our 2017 peer group to inform the compensation committee’s determinations of executive compensation for 2017. This assessment used market data that was compiled from multiple sources, including: (i) data from the Radford Global Life Sciences Survey with respect to the 2017 peer group companies listed above, or the peer survey data; (ii) the 2017 peer group companies’ publicly disclosed information, or public peer data; and (iii) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had revenue from $350 million to $4 billion, or the general survey data, which included survey data with respect to our selected 2017 peer group companies. The components of the market data were based on the availability of sufficient comparative data for an executive officer’s position. Generally, peer survey data and public peer data are used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive officer’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford, and used as one reference point, in addition to other factors, in setting our NEOs’ compensation.

Use of 2017 Market Data. The compensation committee reviews target total direct compensation, comprising both target total cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data; rather, the compensation committee reviews a range of market reference points (generally at the 25th, 50th, 60th and 75th percentiles of the market data) for target total direct compensation including the elements of pay (base salary, target annual performance bonus and equity awards) as one factor before making compensation determinations. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company to company variations among actual roles with similar titles or the specific performance of the executive officers.

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

2017 Advisory Vote on Executive Compensation and Shareholder Engagement

At our 2017 Annual General Meeting, the shareholders approved, on an advisory basis, the compensation of the NEOs, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (93% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. Accordingly, the compensation committee and, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our CEO’s compensation, our board of directors, will continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the NEOs.

We also intend to continue to engage with our shareholders on topics of particular concern to shareholders. Shareholder feedback, including through direct discussions and prior shareholder votes, is reported to our compensation committee throughout the year. The graphic below describes our shareholder outreach and engagement cycle.

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

The compensation committee takes a holistic approach to compensation and seeks to ensure that the aggregate level of pay across all of the pay elements is meeting the company’s desired objectives for each executive officer. The compensation committee does not have any formal policies for allocating compensation among salary, performance bonus opportunity and equity grants. Instead, the compensation committee uses its experience and business judgment to establish a total compensation program for each NEO that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, which it believes appropriate to achieve the goals of our executive compensation program and our corporate goals.

Because we believe it is important to our success to pursue long-term corporate objectives, to avoid excessive risk-taking, and to preserve our cash resources, a significant portion of the NEOs’ total direct compensation is comprised of “at-risk” compensation, consisting of performance-based bonus opportunities and long-term equity awards, which align the executive officers’ incentives with the interests of our shareholders. This allocation between “at-risk” and fixed compensation is consistent with our pay-for-performance philosophy.

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

•  Provides financial incentives for our executives officers to achieve key corporate objectives that drive our business

•  Rewards our executive officers for attaining corporate objectives and, for executive officers other than our CEO, their individual contributions toward such achievements

• Target bonuses are reviewed and determined annually and expressed as a percentage of annual base salary earned
• Bonus opportunity is directly dependent on achievement of specific corporate objectives derived from our annual corporate goals

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

•  Links compensation to long-term success

•  Stock options are a key aspect of our pay-for-performance culture, by providing a return to our executive officers only if the market price of our ordinary shares appreciates over the stock option term

•  RSU awards cover fewer shares than the stock options that deliver a similar value to an executive officer, and as a result, RSU awards enable the company to minimize dilution to shareholders while reinforcing the importance of shareholder value creation

•  RSU awards provide a return based on the market price of our ordinary shares; if our share price declines, RSU awards correspondingly decline in value but still maintain value, and therefore, a mix of RSU awards and stock options aligns executive officers’ interests with those of shareholders by minimizing incentive for short-term risk-taking at the expense of realizing long-term value

Other Benefits. Executive officers based in the U.S. are eligible to participate in all of our benefit plans, such as the 401(k) Plan (see the section below “Description of Compensation Arrangements–401(k) Plan”), our medical, dental, vision, short-term disability, long-term disability and group life insurance plans, in each case generally on the same basis as other employees. Executive officers based in the U.S. or Ireland are eligible to participate in our Employee Stock Purchase Plan, or ESPP, generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits in the U.S., but do offer pension or other retirement benefits in certain other countries.

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

2017 Performance Bonus Program

The corporate objectives and relative weightings established by the board of directors for the 2017 performance bonus program that were communicated to the NEOs in early 2017 are described in the chart below. The total revenue objective described below included stretch goals with the opportunity to earn up to an additional 12.5% bonus program funding.

Following the end of the year, after adding together the resulting bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 75% and 25%, respectively, the compensation committee approved an overall bonus pool funding percentage of 101.2% of the target bonus pool for the 2017 plan year, as further described below.

The compensation committee did not set specific objectives for individual executive officers. Each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, with each objective deemed to be important in determining the level of the company’s performance during the year. In approving individual bonus awards, the compensation committee considers the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO). The actual bonus payments approved for each of the NEOs for 2017 are described below under “2017 Compensation Decisions for Our Named Executive Officers.”

Quantitative Objectives

Each of the three main quantitative, or objectively measurable, objectives for 2017, with a total relative overall weighting of 75%, is described in the table and accompanying footnotes below, including each objective’s weighting, actual results and performance multipliers, as well as the total bonus pool funding percentage resulting from the level of achievement of the quantitative objectives.

The compensation committee defined an algorithm with respect to each main quantitative objective (as well as the total revenue stretch goals discussed below) for calculating the bonus pool funding attributable to the extent of achievement for each such objective. With respect to the total revenue objective, the compensation committee approved four related additional, or stretch, goals, each with its own individual weighting. The compensation committee set specific threshold and maximum levels of achievement for the total revenue objective and the related stretch goals, as well as for the adjusted net income objective, which are described in the footnotes to the table below. For the quantitative product development objective, the compensation committee established various objectively measurable target goals within this objective but did not set a threshold performance level; rather, an overall achievement of between 0% and 200%, measured against the multiple targets as described in more detail below, was determined by the compensation committee and used to calculate the applicable bonus pool funding percentage attributable to such objective.

Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding(3)
1.	Total Revenue Objective: Achieve total revenue in 2017 of $1,685 million (at budgeted foreign currency exchange rates)(1)	25%	Below target: Total revenue of $1,618.7 million, as reported	78%(2)	19.5%
	• Stretch goal: Achieve certain Xyrem year-over-year bottle volume growth(4)	5%	Below threshold	N/A	0%
	• Stretch goal: Exceed budgeted Vyxeos U.S. sales volume(5)	3.5%	Achieved at 100% level	100%	3.5%
	• Stretch goal: Exceed budgeted Defitelio U.S. sales volume(6)	2%	Below threshold	N/A	0%
	• Stretch goal: Exceed budgeted ex-U.S. Defitelio sales(7)	2%	Below threshold	N/A	0%
2.	Adjusted Net Income Objective: Achieve non-GAAP adjusted net income* in 2017 of $683 million(1)	20%	Below target: non-GAAP adjusted net income* of $676.7 million, as reported	97%(8)	19.4%
3.	Product Development Objective: Maximize value of products and pipeline(9)	30%	Achieved at 120% level(9)	120%	36.0%

	Total				78.4%

(1)	If the specified threshold annual performance level was met (90% of target for the total revenue objective and the adjusted net income objective), then a pre-established scaled performance multiplier (ranging from 50% to 150% for the total revenue objective and 50% to 200% for the adjusted net income objective) would be used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the threshold level, 50% if performance was at the threshold level, and then scaled for performance between 51% and the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (110% of target for the total revenue objective and 120% of target for the adjusted net income objective).

(2)	To calculate the threshold performance achievement level and performance multiplier, (i) the reported revenue of $1,618.7 million was decreased by approximately $5 million to adjust for certain transaction-related revenues and approximately $9 million to adjust for the impact of foreign currency exchange rates that were more favorable than the budgeted rates and (ii) the total revenue objective was also decreased by approximately $7 million to account for the timing of Vyxeos approval, which occurred slightly later than budgeted.

(3)	The percentages in this column represent, for each quantitative corporate objective, the weight of the quantitative objective multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(4)	With respect to the Xyrem bottle growth stretch goal, 6.4% annual bottle volume growth would have resulted in 2.5% added to the total bonus pool funding percentage, and 7.0% annual bottle volume growth would have resulted in another 2.5% added to the total bonus pool funding percentage. Actual achievement of 0.4% bottle volume growth for 2017 was below the threshold level of achievement.

(5)	With respect to the Vyxeos U.S. sales volume stretch goal, the performance levels were set at achievement above the budgeted U.S. sales volume. Exceeding the sales volume budget by 10% would have resulted in 1.75% added to the total bonus pool funding percentage, and exceeding the sales volume budget by 20% would have resulted in another 1.75% added to the total bonus pool funding percentage. This stretch goal was inherently difficult to achieve from the outset and dependent upon meeting multiple uncertain milestones on or ahead of schedule, including: completion of our rolling NDA submission; acceptance of our NDA and receipt of priority review by the FDA; completion of chemistry, manufacturing and controls activities in support of our NDA; approval of our NDA by the FDA; completion of product testing for compliance with final specifications; and the successful launch and shipment of Vyxeos. Actual Vyxeos U.S. sales volume for 2017, resulting in actual sales of $33.8 million, exceeded budget by more than 20% after adjusting for the timing of Vyxeos approval.

(6)	With respect to the Defitelio U.S. sales volume stretch goal, the performance levels were set at achievement above the budgeted U.S. sales volume, which were aggressively set at levels that were intended to have a low estimated probability of achievement, similar to the probability of achievement of our 2016 Defitelio U.S. sales volume stretch goal, which we also did not achieve. Exceeding the sales volume budget by 10% would have resulted in 1% added to the total bonus pool funding percentage, and exceeding the sales volume budget by 20% would have resulted in a another 1% added to the total bonus pool funding percentage. Actual Defitelio U.S. sales volume for 2017, resulting in actual U.S. sales of $39 million, was below budget and the threshold level of achievement.

(7)	With respect to the ex-U.S. Defitelio sales stretch goal, the performance levels were set at achievement above budgeted ex-U.S. sales. Exceeding the sales budget by 5% would have resulted in 1% added to the total bonus pool funding percentage, and exceeding the sales volume budget by 10% would have resulted in another 1% added to the total bonus pool funding percentage. Actual Defitelio ex-U.S. sales for 2017, which were adjusted for the impact of foreign currency exchange rates that were more favorable than budgeted rates, were below budget and did not meet the threshold level of achievement. To calculate the level of achievement, actual sales of $95 million were decreased by approximately $6 million to adjust for the impact of foreign currency exchange rates that were more favorable than the budgeted rates.

(8)	To calculate the threshold performance achievement level and performance multiplier, (i) both reported non-GAAP adjusted net income and the related performance objective were increased by approximately $6 million to account for certain transaction-related items and the timing of Vyxeos approval, which occurred later than budgeted, and (ii) the reported non-GAAP adjusted net income was decreased by approximately $4 million to account for certain changes in French tax rates.

(9)	With respect to the product development objective, the compensation committee determined that the actual achievement by the company was 120%, resulting in a performance multiplier of 120%, and therefore, a 36% bonus pool funding percentage, based on achievement with respect to the unweighted performance criteria as described below:

Performance Category	Target Goals and Results
Sleep Therapeutic Area Clinical Activities	This performance category consisted of the following goals: (i) producing top-line results from three Phase 3 clinical trials of solriamfetol by the first half of 2017 and final carcinogenicity reports by the second quarter of 2017; (ii) NDA submission for solriamfetol by the fourth quarter of 2017; (iii) supplemental NDA submission for Xyrem in pediatric patients by the fourth quarter of 2017; (iv) first patient enrolled by the first quarter of 2017, and achieving a threshold level of enrollment by the fourth quarter of 2017, in a Phase 3 clinical trial of our low sodium oxybate product candidate, JZP-258; (v) first patient enrolled by the fourth quarter of 2017 in a Phase 1 clinical trial of our oxybate once nightly product candidate; and (vi) first patient enrolled by the first quarter of 2017, and achieving a threshold level of enrollment by the fourth quarter of 2017, in a Phase 2 clinical trial of solriamfetol in the treatment of Parkinson’s Disease. The compensation committee determined that we had met a majority of the performance goals for this category. Although we were not able to submit our supplemental NDA for Xyrem in pediatric patients by the fourth quarter of 2017 or achieve our threshold level of enrollment target in our Phase 2 trial of solriamfetol in the treatment of Parkinson’s Disease, the compensation committee considered our success in achieving our high priority programs on schedule, and in particular, our solriamfetol development program, which was prioritized in the allocation of our resources and attention.

Hematology/Oncology Therapeutic Area Clinical Activities	This performance category consisted of the following goals: (i) NDA submission for Vyxeos by the first quarter of 2017 and marketing authorization application, or MAA, submission for Vyxeos by the second half of 2017; (ii) CombiPlex platform development and identification of at least one product candidate for preclinical in vivo exploration by the fourth quarter of 2017; (iii) finalization of clinical development and regulatory strategy for recombinant crisantaspase by the fourth quarter of 2017; and (iv) initiation of Phase 2 trial for defibrotide in the prevention of acute Graft versus Host Disease, or aGvHD, by the fourth quarter of 2017. Although we were unable to initiate the Phase 2 trial for defibrotide in the prevention of aGvHD on schedule, the compensation committee determined that we met a majority of the performance goals for this category, particularly our higher priority goals relating to Vyxeos NDA and MAA submissions.

In determining that the actual achievement by the company was 120% for the product development objective, the compensation committee employed a holistic analysis that took into account the compensation committee’s assessment of the degree to which the product development objective criteria were met as a whole against the backdrop of competing development priorities. In this regard, the compensation committee took into account the fact that the company had multiple planned milestones in 2017 and that the solriamfetol NDA submission and the Vyxeos NDA and MAA submissions in particular required dedication of significant development resources that made achieving the established performance criteria more difficult. In addition, certain of the 2017 development criteria were aggressive and set at challenging levels. After considering the extent to which the performance criteria had been met as a whole against the backdrop of competing priorities, and after factoring in the difficulty of achievement of the performance criteria that were met and that were not met, the compensation committee determined that, on balance, the achievement by the company was at the 120% level.

*	Non-GAAP adjusted net income is a non-GAAP financial measure that both excludes certain items from our GAAP reported net income and includes certain tax-related adjustments. For more information on our presentation and calculation of non-GAAP adjusted net income, and a reconciliation of non-GAAP adjusted net income to GAAP net income, see “Reconciliations of Non-GAAP Financial Measures” below. In addition, solely for purposes of calculating the performance multiplier for 2017, non-GAAP adjusted net income and the performance objective included additional adjustments as set forth in footnote (8) to this table.

Qualitative Objectives

The qualitative corporate objectives approved by the board of directors fell into two categories: (1) progress on corporate development activities, with a relative weighting of 15%, and (2) a demonstrated commitment to and progress on certain organizational and strategic execution goals, with a relative weighting of 10%. Achievement of the qualitative objectives is inherently less objectively measurable than with respect to the quantitative objectives.

Corporate Development Objective. The objective relating to progress on corporate development activities consisted of advancing and integrating our corporate strategy with an emphasis on deal readiness and a view to one or more corporate development transactions in 2017 that would meaningfully diversify our business and grow revenues over time. The multiplier applied to the corporate development objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the corporate development objective was achieved during the year. In considering the company’s corporate development accomplishments in 2017, the compensation committee noted that we had completed several transactions in 2017 that we believe will meaningfully diversify our business and grow revenues over time. In this regard, the compensation committee weighed heavily our execution of licensing agreements with Nippon and XLp and a collaboration and option agreement with ImmunoGen, our overall deal readiness and our active and thoughtful corporate development process that led to the evaluation of several other opportunities during the year. Due to our robust process in developing a pipeline of high quality potential deals and our success in executing on transactions that have the potential to diversify and add future revenue-generating products to our portfolio, the compensation committee determined that, as a whole, our achievement resulted in a multiplier of 85% and, therefore, a 12.8% bonus pool funding percentage for the 2017 corporate development objective.

Organizational and Strategic Execution Objective. With respect to the organizational and strategic execution objective, the compensation committee established three sub goals. Because the sub goals are not objectively measurable, they were not assigned individual weightings. The multiplier applied to the organizational corporate objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the aggregate organizational corporate objective, including sub goals, were achieved, as a whole, during the year. The organizational corporate objective sub goals were:

•	delivering integrated strategic plans and product portfolio recommendations;

•	developing capabilities identified as critical to achieving our corporate strategy; and

•	attracting and retaining talent to drive execution of initiatives.

In evaluating the organizational and strategic execution objective, the compensation committee determined that the following accomplishments were relevant: (i) entry into a settlement with the first Xyrem ANDA filer; (ii) completion of a private placement of $575 million principal amount of 1.50% exchangeable senior notes due 2024, or our exchangeable notes offering; (iii) demonstrated, measurable progress toward employee development and organizational and operational improvements; and (iv) progress toward mitigating product supply and other operational risks. The compensation committee also balanced these accomplishments against certain challenges experienced in 2017, including supply interruptions of Erwinaze throughout 2017 and central pharmacy operational changes that delayed some Xyrem prescription fulfillment. After taking into consideration both our accomplishments and challenges with respect to these sub goals, the compensation committee determined that as a whole, our overall achievement resulted in a multiplier of 100% and therefore, a 10% bonus pool funding percentage for the 2017 organizational and strategic execution objective.

2017 Compensation Decisions for Our Named Executive Officers

General Approach

In making compensation decisions for 2017, the compensation committee considered the factors discussed in “Factors Used in Determining Executive Compensation” above and the compensation committee’s specific compensation objectives for 2017. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and “at-risk” pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2017 pay decisions for each NEO are presented holistically in this section.

The compensation committee also reviewed market data with respect to target total direct compensation for similarly-situated executives of our peer companies, and also had access to market data with respect to target total cash compensation and target equity award grants. However, as described above, the compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company-by-company variations among actual roles with similar titles or the specific performance of our executive officers.

Summary of 2017 Compensation Decisions

Target Total Cash Compensation. The compensation committee increased each NEO’s base salary for 2017, and the new base salary rates were effective February 18, 2017. There were no changes to the 2017 target performance bonuses (expressed as a percentage of base salary) for any of the NEOs because the compensation committee determined the current percentages remained at appropriate levels and were consistent with our philosophy that the target percentages should generally vary based on each NEO’s job level in order to promote internal equity for positions of similar scope and impact and to reinforce teamwork across the executive group. Mr. Cozadd’s annual target performance bonus (as a percentage of salary) was set at a higher percentage than the percentages for other NEOs to reflect that he has ultimate responsibility for our company’s performance. Mr. Cozadd’s target bonus percentage has remained the same since 2012.

Target Equity Compensation and Impact on Target Total Direct Compensation. In determining the appropriate size of 2017 equity award grants, at the time the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, the compensation committee aimed to deliver equity awards to each executive officer of a similar value to those delivered in 2016 to balance the need to manage overall dilution to our shareholders, maintain equity opportunities competitive with the market and serve the retention and incentive purposes of the awards. As a result of our share price increasing between when the compensation committee approved the equity awards and when the equity awards were granted (pursuant to our equity incentive grant policy), as further described below, each NEO’s equity award grant date value, and resulting target total direct compensation for 2017, were modestly higher than in 2016, as shown in the tables below.

Form and Mix of Equity Awards and Share Amount Determinations. The compensation committee intended to deliver approximately 50% of the potential value of each NEO’s equity award in the form of stock options and 50% of the potential value in the form of RSUs, in each case based on an approximation of grant date fair value, using an approximately 2.5 to 1 ratio of stock option grants to RSUs, in order to mitigate dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price. The 50/50 value split was consistent with our historical practices for both our executive officers and other employees and took into consideration peer practices and market data. The actual share amounts granted to each executive officer were determined by applying the company’s 90-day average share price (as of December 31, 2016) to the grant date fair value of the award, which the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver (dividing such value by the average share price, in the case of

RSUs and applying a Black-Scholes option pricing model calculation using the average share price, in the case of stock options). A 90-day average share price was used, rather than a single day share price, in order to provide a more stabilized share value less susceptible to possible swings in the market. The exercise price of each stock option is equal to our closing share price on Nasdaq Global Select Market on the date of grant. The compensation committee understands that this process can result in the actual reported grant date value of an award being higher or lower than the intended value approved by the compensation committee, but has considered, in consultation with Radford, various approaches to granting equity awards, each of which have advantages and disadvantages, and determined that the process described above, which has been used historically by the compensation committee, is the most appropriate for the company at this time. The shares subject to the option awards vest over four years, with 25% vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months. The RSUs vest over four years in equal annual installments.

On an annual basis, the compensation committee reviews market trends, including market peer use of performance-based vesting for equity awards, which are often favored by proxy advisory firms and certain institutional investors. For 2017, the compensation committee determined that equity awards vesting over time continued to be the most appropriate incentive structure for our executive officers to reward performance over time and achieve our retention objectives. Our time-based vesting schedules deliver retention incentives for the company over the long-term and, unlike awards that vest based on pre-determined operational or market goals, do not create incentives for inappropriate short-term risk-taking at the expense of realizing long-term value or the potential incentive for unethical conduct. In addition, we deliver a meaningful portion of compensation in the form of annual incentive compensation that is directly tied to, and incentivizes our executives to work towards, achievement of our key corporate goals. The key purposes served by time-vesting options and RSUs for 2017 are further discussed above in the chart captioned “Components of Total Direct Compensation.”

Individual NEO Compensation Decisions

Below are summaries, for each NEO individually, of the compensation committee’s decisions about 2017 target total direct compensation and the changes from each NEO’s 2016 target total direct compensation. As described above, when making the 2017 compensation decisions, the compensation committee focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “Factors Used in Determining Executive Compensation” and the compensation committee’s specific compensation objectives for 2017. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2017 and how that actual bonus compared to each NEO’s target bonus.

Bruce C. Cozadd, Chairman and CEO

	2016 Pay ($)	2017 Pay ($)	Change (%)	2017 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	1,842,308	1,905,385	3.4
Base Salary (2)	925,000	955,000
Target Performance Bonus (3)	917,308	950,385
Target Equity Compensation (4)	6,933,442	8,381,703	20.9
Options	3,109,285	3,669,875
RSUs	3,824,157	4,711,828
Target Total Direct Compensation (5)	8,775,750	10,287,088	17.2	<50th

(1)	Reflects where the 2017 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which was higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and our share price increase, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2017 amount reflects a target performance bonus of 100% of base salary earned, unchanged from the target performance bonus percentage for 2016. The actual 2017 performance bonus paid was $961,800, reflecting 101.2% of the target performance bonus, based entirely on the overall 2017 bonus pool funding percentage of 101.2%. The compensation committee (with approval from the board of directors) determined that the overall 2017 bonus pool funding percentage of 101.2% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting all of its objectives.

(4)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)	The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. Consistent with the approach for 2017 equity award grants described above, the compensation committee and board of directors generally aimed to deliver equity awards to Mr. Cozadd of a similar grant date value to those delivered to him in 2016; however, as a result of the timing of his grant and our share price increase, Mr. Cozadd’s equity award grant date value and resulting target total direct compensation for 2017 were ultimately higher than in 2016. The compensation committee believed it was appropriate to provide a modest increase to his base salary in 2017 in recognition of his individual performance and in line with general market increases. As described above, Mr. Cozadd’s target bonus percentage remained the same as in 2016, and while the increase in his base salary resulted in a higher target performance bonus opportunity, Mr. Cozadd’s target total direct compensation for 2017 was still below the median of the market data.

Matthew P. Young, Executive Vice President and CFO

	2016 Pay ($)	2017 Pay ($)	Change (%)	2017 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	802,192	849,962	6.0
Base Salary (2)	520,000	550,000
Target Performance Bonus (3)	282,192	299,962
Target Equity Compensation (4)	2,012,935	2,422,458	20.3
Options	902,696	1,060,658
RSUs	1,110,239	1,361,800

Target Total Direct Compensation (5)	2,815,127	3,272,420	16.2	50th

(1)	Reflects where the 2017 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and our share price increase, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2017 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2016. The actual 2017 performance bonus paid was $315,000, reflecting 105% of target performance bonus, based on the overall 2017 bonus pool funding percentage of 101.2% and Mr. Young’s significant individual contributions to such achievement. Specifically, the compensation committee considered Mr. Young’s overall leadership across the company, including our finance organization, investor relations, facilities and information technology, his performance with respect to the execution of corporate development and capital financing priorities in 2017, particularly with respect to the exchangeable notes offering, and his criticality to the company’s business as a whole.

(4)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)	The compensation committee designed Mr. Young’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. For 2017, the compensation committee decided that each of the executive vice presidents would receive the same size equity awards to encourage the leadership team to work together for the long-term success of the business. Consistent with the approach for 2017 equity award grants described above, the compensation committee generally aimed to deliver equity awards to the executive vice presidents of a similar grant date value to those delivered to executive vice presidents in 2016; however, as a result of the timing of his grant and our share price increase, Mr. Young’s target equity award grant date value and resulting target total direct compensation for 2017 were ultimately higher than in 2016. The compensation committee determined it was appropriate to increase Mr. Young’s base salary from an internal pay equity perspective, in an amount that reflects his knowledge and expertise in the role and the criticality of Mr. Young’s role as our CFO and to bring his base salary closer to other NEOs who contribute similarly. As described above, Mr. Young’s target bonus percentage remained the same as in 2016, and the increase in his base salary resulted in the higher target performance bonus opportunity shown above.

Russell J. Cox, Former Executive Vice President and COO

	2016 Pay ($)	2017 Pay ($)	Change (%)	2017 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	889,135	913,231	2.7
Base Salary (2)	575,000	590,000
Target Performance Bonus (3)	314,135	323,231
Target Equity Compensation (4)	2,012,935	2,422,458	20.3
Options	902,696	1,060,658
RSUs	1,110,239	1,361,800

Target Total Direct Compensation (5)	2,902,070	3,335,689	14.9	<60th

(1)	Reflects where the 2017 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and our share price increase, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2017 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2016. Based on the company’s overall 2017 bonus pool funding percentage of 101.2% and Mr. Cox’s individual contributions to such achievement, Mr. Cox would otherwise have been entitled to 101.2% of his target performance bonus had he continued to be employed. However, the compensation committee exercised negative discretion under the 2017 performance bonus program to reduce his bonus by half, which the compensation committee felt was appropriate in light of Mr. Cox’s resignation, yet recognizing that he served as COO for the entire year and significantly contributed to the company meeting all of its operational objectives. The actual 2017 performance bonus paid was $162,000, half of 101.2% of Mr. Cox’s target performance bonus.

(4)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)	The compensation committee designed Mr. Cox’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. For 2017, the compensation committee decided that each of the executive vice presidents would receive the same size equity awards to encourage the leadership team to work together for the long-term success of the business. Consistent with the approach for 2017 equity award grants described above, the compensation committee aimed to deliver equity awards to the executive vice presidents of a similar grant date value to those delivered to executive vice presidents in 2016; however, as a result of the timing of his grant and our share price increase, Mr. Cox’s target equity award grant date value and resulting target total direct compensation for 2017 were ultimately higher than in 2016. The compensation committee determined that Mr. Cox’s target equity compensation taken together with Mr. Cox’s target total cash compensation (resulting in his target total direct compensation falling below the 60th percentile of the market data) was appropriate because of Mr. Cox’s scope of responsibility and the criticality of his role. The compensation committee determined it was appropriate to increase Mr. Cox’s base salary in an amount necessary to reflect his increased scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. As described above, Mr. Cox’s target bonus percentage remained the same as in 2016, and the increase in his base salary resulted in the higher target performance bonus opportunity shown above.

Suzanne Sawochka Hooper, Executive Vice President and GC

	2016 Pay ($)	2017 Pay ($)	Change (%)	2017 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	811,635	850,385	4.8
Base Salary (2)	525,000	550,000
Target Performance Bonus (3)	286,635	300,385
Target Equity Compensation (4)	2,012,935	2,422,458	20.3
Options	902,696	1,060,658
RSUs	1,110,239	1,361,800

Target Total Direct Compensation (5)	2,824,570	3,272,843	15.9	60th

(1)	Reflects where the 2017 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and our share price increase, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2017 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2016. The actual 2017 performance bonus paid was $350,000, reflecting 116.5% of target performance bonus, based on the overall 2017 bonus pool funding percentage of 101.2% and Ms. Hooper’s significant individual contributions to such achievement. Specifically, the compensation committee considered Ms. Hooper’s leadership in settling the company’s litigation with the first Xyrem ANDA filer, her oversight of complex strategic matters relating to Xyrem and our other products and her performance with respect to executing corporate development and financing priorities in 2017.

(4)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)	The compensation committee designed Ms. Hooper’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. For 2017, the compensation committee decided that each of the executive vice presidents would receive the same size equity awards to encourage the leadership team to work together for the long-term success of the business. Consistent with the approach for 2017 equity award grants described above, the compensation committee generally aimed to deliver equity awards to the executive vice presidents of a similar grant date value to those delivered to executive vice presidents in 2016; however, as a result of the timing of her grant and our share price increase, Ms. Hooper’s target equity award grant date value and resulting target total direct compensation for 2017 were ultimately higher than in 2016. Ms. Hooper’s resulting target total direct compensation fell around the 60th percentile of the market data, which the compensation committee determined was appropriate because of Ms. Hooper’s experience, her oversight of multiple functions including legal, compliance, corporate affairs and government relations, and her sustained contribution and overall criticality to our business. The compensation committee determined it was appropriate to increase Ms. Hooper’s base salary because of her contributions to achieving strategic initiatives in line with corporate objectives. As described above, Ms. Hooper’s target bonus percentage remained the same as in 2016, and the increase in her base salary resulted in the higher target performance bonus opportunity shown above.

Karen Smith, M.D., Ph.D., Former Executive Vice President, Research and Development and CMO

	2016 Pay ($)	2017 Pay ($)	Change (%)	2017 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	723,269	804,308	11.2
Base Salary (2)	500,000	520,000
Target Performance Bonus (3)	223,269	284,308
Target Equity Compensation (4)	1,341,956	2,092,403	55.9
Options	601,797	915,873
RSUs	740,159	1,176,530

Target Total Direct Compensation (5)	2,065,225	2,896,711	40.3	<25th

(1)	Reflects where the 2017 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and our share price increase, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively, and reflect the target percentage of base salary earned for each fiscal year. In May 2017, Dr. Smith was promoted from senior vice president to executive vice president. Prior to her promotion, the compensation committee had decided that Dr. Smith should receive a target performance bonus of 50% of base salary, which is higher than the standard target performance bonus percentage for other senior vice presidents, given the scope of Dr. Smith’s responsibility and role on the leadership team. After her promotion, her target performance bonus percentage increased to 55% of base salary earned, consistent with the percentage of other executive vice presidents. The actual 2017 performance bonus paid was $287,700, reflecting 101.2% of target performance bonus, based on the overall 2017 bonus pool funding percentage of 101.2% and Dr. Smith’s individual contributions to such achievement. Specifically, the compensation committee considered that Dr. Smith oversaw a large and complex function that successfully executed on the quantitative and qualitative objectives related to the company’s product development priorities in 2017.

(4)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2016 and 2017, respectively. In May 2017, Dr. Smith was promoted from senior vice president to executive vice president. In connection with her promotion, she received a second equity grant. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)	The compensation committee designed Dr. Smith’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective, in line with our pay-for-performance philosophy. Consistent with the approach for 2017 equity award grants described above, the compensation committee aimed to deliver equity awards to Dr. Smith of a similar grant date value to those delivered to Dr. Smith in 2016; however, as a result of the timing of her grant and our share price increase, Dr. Smith’s target equity award grant date value and resulting target total direct compensation for 2017 were ultimately higher than in 2016. In addition, in May 2017, Dr. Smith was promoted from senior vice president to executive vice president. In connection with her promotion, the compensation committee approved an additional equity grant of 1,000 RSUs and 2,500 options, using an approximately 2.5 to 1 ratio of stock option grants to RSUs consistent with the annual grants, which amount the compensation committee determined was appropriate to bring her total annual equity grants for 2017 closer to the value granted to other executive vice presidents. The compensation committee determined it was appropriate to increase Dr. Smith’s base salary from an internal pay equity perspective to bring her base salary for 2017 closer to those of other NEOs. As described above, Dr. Smith’s target bonus percentage increased in 2017, and the increase in her base salary resulted in the higher target performance bonus opportunity shown above.

Dr. Smith’s 2018 Transition Agreement

In March 2018, the company entered into a letter agreement, or the transition agreement, with Dr. Smith, outlining the terms of her transition out of the role of Executive Vice President, Research and Development and CMO and cessation of services with us. Pursuant to the transition agreement, Dr. Smith will continue to be employed by us on special projects during a transition period beginning on April 2, 2018 and ending on May 31, 2018, subject to earlier cessation under certain circumstances as set forth in the transition agreement. During the transition period, Dr. Smith will continue to receive her base salary, and her equity awards will continue to vest in accordance with their existing terms. Pursuant to the transition agreement, in consideration of Dr. Smith’s full general release of claims and subject to her continued material compliance with her obligations under the transition agreement and the Employee Confidential Information and Inventions Agreement that Dr. Smith previously entered into with our company, following cessation of her employment, (i) Dr. Smith will be entitled to a lump sum separation payment in the amount of $315,000 and (ii) if Dr. Smith timely elects COBRA coverage and continues to be eligible for such coverage, we will pay Dr. Smith’s COBRA premiums for continued group health insurance coverage, including for her covered dependents, following the cessation of her employment through the earlier of December 31, 2018 or the date that she obtains new employment through which she is eligible for group health insurance benefits. The compensation committee decided to provide these benefits to Dr. Smith in recognition of her years of service to us, during which she oversaw important and successful research and development initiatives, and in consideration of her remaining with us for a period of time in order to ensure a smooth transition of her responsibilities as Executive Vice President, Research and Development and CMO. The benefits provided to Dr. Smith were equivalent to seven months of her base salary and COBRA premiums, which the compensation committee felt was an appropriate and reasonable amount in recognition of Dr. Smiths’ past service and future transition service.

Additional Compensation Information

Ownership Guidelines for Executive Officers

We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to three times base salary for the company’s Chief Executive Officer and one times base salary for each other member of the company’s executive committee. The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of the company’s adoption of the guidelines (or within five years of the date an officer first becomes subject to the guidelines).

Ownership Guidelines and Compliance

Name	Ownership Requirement	Actual Ownership(1)	In Compliance	Compliance Deadline
Bruce C. Cozadd	3.0x	32.1x	Yes	2018
Matthew P. Young	1.0x	3.7x	Yes	2019
Suzanne Sawochka Hooper	1.0x	3.9x	Yes	2018

(1)	Actual ownership calculated based on (a) value of shares owned as of March 31, 2018, using the closing price of the company’s ordinary shares on March 29, 2018 of $150.99, divided by (b) 2018 base salary.

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

Change in Control Plan

Our compensation committee periodically reviews the terms of our change in control plan, including its “double-trigger” structure and benefits, against market data to ensure that the benefits we offer remain appropriate.

The compensation committee last made refinements to the program in 2016 to provide greater clarity, reflect market practice and improvements for both the executives and our company and updates in applicable law since the plan was originally adopted in 2007. Only our executive officers who are employees of our U.S. affiliates are eligible to participate in the change in control plan, which includes all of our NEOs. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future. The terms of the change in control plan are described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”

Equity Grant Timing and Equity Plan Information

Our equity incentive grant policy, which was initially approved by our board of directors after the Azur Merger and amended and restated most recently in November 2017, provides that all equity grants that are approved for executive officers will be granted on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy requires that grants to our executive officers, if any, be made shortly after we have released information about our financial performance to the public for the applicable annual or quarterly period, so that the market will have an opportunity to absorb the financial and other information included in our annual and periodic reports before such grants are awarded. As a result, the timing of equity awards is not coordinated in a manner that intentionally benefits our executive officers; rather, the policy is designed with the objective that the market price of our ordinary shares at the time of grant can generally be expected to reflect our then-current results and prospects.

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

Accounting and Tax Considerations

Under ASC 718, the company is required to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718. The compensation committee has considered, and may in the future consider, the grant of performance-based or other types of stock awards to executive officers in lieu of or in addition to stock option and time-based RSU grants in light of the accounting impact of ASC 718 and other considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, disallows a deduction to any publicly held corporation and its affiliates for certain compensation paid to “covered employees” (as defined in the Code) in a taxable year to the extent that compensation to a covered employee exceeds $1 million. Prior to the recent enactment of the U.S. Tax Act, compensation that qualified as “performance-based compensation” under Section 162(m) of the Code was not subject to this deduction limitation. Pursuant to the U.S. Tax Act, this exception for “performance-based compensation” under Section 162(m) of the Code was repealed, with respect to taxable years beginning after December 31, 2017, except that certain transition relief is provided by the U.S. Tax Act for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017 and which was not modified in any material respect on or after such date. As a result, compensation paid to any of our “covered employees” in excess of $1 million per taxable year generally will not be deductible unless among other requirements, it is intended to qualify, and is eligible to qualify, as “performance-based compensation” under Section 162(m) of the Code pursuant to the transition relief provided by the U.S. Tax Act. Because of uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief provided by the U.S. Tax Act, no assurance can be given that any compensation paid by the company will be eligible for such transition relief. The compensation committee will continue to monitor the applicability of Section 162(m) of the Code to its ongoing compensation arrangements.

Risk Assessment Concerning Compensation Practices and Policies

The compensation committee annually reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2018, the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks, and significant compensation decisions, as well as decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk-taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.

Reconciliations of Non-GAAP Financial Measures

To supplement our financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP (also referred to as non-GAAP adjusted) financial measures in this Compensation Discussion and Analysis. In particular, we present non-GAAP adjusted net income for the 2016 and 2017 periods, and non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc for the 2014 and 2015 periods. Non-GAAP adjusted net income and non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc exclude certain items from reported GAAP net income and reported GAAP net income attributable to Jazz Pharmaceuticals plc, respectively, as detailed in the reconciliation table that follows, adjust for the income tax effect of the non-GAAP adjustments and, for the 2017 period, adjust for the net tax benefit resulting from the U.S. Tax Act.

We believe that each of these non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors and analysts. In particular, we believe that each of these non-GAAP financial measures, when considered together with our financial information prepared in accordance with GAAP, can enhance investors’ and analysts’ ability to meaningfully compare our results from period to period, and to identify operating trends in our business. In addition, these non-GAAP financial measures are regularly used by investors and analysts to model and track our financial performance. Our management also regularly uses these non-GAAP financial measures internally to understand, manage and evaluate our business and to make operating decisions, and compensation of our executives is based in part on these non-GAAP financial measures. Because these non-GAAP financial measures are important internal measurements for our management, we also believe that these non-GAAP financial measures are useful to investors and analysts since these measures allow for greater transparency with respect to key financial metrics we use in assessing our own operating performance and making operating decisions.

These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future, there may be other items that we may exclude for purposes of our non-GAAP financial measures, and we have ceased, and may in the future cease, to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of our adjustments to arrive at our non-GAAP financial measures. Because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures as used by us in this Compensation Discussion and Analysis have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

Reconciliations of GAAP reported net income to non-GAAP adjusted net income for the 2016 and 2017 periods, and of GAAP reported net income attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc for the 2014 and 2015 periods, are as follows (in millions, except percentages):

	2014 ($)	2015 ($)	2016 ($)	2017 ($)	2014-2017 CAGR

GAAP reported net income(1)	58.4	329.5	396.8	487.8	103%

Intangible asset amortization	126.6	98.2	102.0	152.1	—

Intangible asset impairment	39.4	31.5	—	—	—

Share-based compensation expense	69.6	91.5	98.8	106.9	—

Upfront and milestone payments	202.6	25.0	23.7	101.5	—

Transaction and integration related costs	28.8	18.2	13.6	—	—

Expenses related to certain legal proceedings and restructuring	1.9	1.6	6.1	6.0	—

Non-cash interest expense	13.7	22.7	22.1	30.0	—

Loss on extinguishment and modification of debt	—	16.8	0.6	—	—

Acquisition accounting inventory fair value step up	10.5	—	—	—	—

Income tax effect of above adjustments	(53.8)	(39.6)	(36.7)	(58.8)	—

U.S. Tax Act benefit	—	—	—	(148.8)	—

Amount attributable to non-controlling interests	(1.5)	—	—	—	—

Non-GAAP adjusted net income(1)	496.3	595.5	627.2	676.7	11%

(1)	GAAP reported net income and non-GAAP adjusted net income for the 2014 and 2015 periods are attributable to Jazz Pharmaceuticals plc.

SUMMARY COMPENSATION TABLE

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2017, 2016 and 2015, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Bruce C. Cozadd	2017	950,385	—		4,711,828	3,669,875	961,800	10,722	10,304,610
Chairman and CEO	2016	917,308	—		3,824,157	3,109,285	914,600	5,622	8,770,972
	2015	869,616	—		4,870,279	4,182,445	750,500	4,622	10,677,462
Matthew P. Young	2017	545,385	—		1,361,800	1,060,658	315,000	9,810	3,292,653
Executive Vice President	2016	513,077	—		1,110,239	902,696	300,000	4,710	2,830,722
and CFO	2015	465,769	—		1,344,582	1,153,778	225,000	3,710	3,192,839
Russell J. Cox	2017	587,692	—		1,361,800	1,060,658	162,000	10,722	3,182,872
Former Executive Vice President	2016	571,154	—		1,110,239	902,696	313,200	5,622	2,902,911
and COO (6)	2015	546,154	—		1,344,582	1,153,778	255,000	4,622	3,304,136
Suzanne Sawochka Hooper	2017	546,154	—		1,361,800	1,060,658	350,000	10,722	3,329,334
Executive Vice President and GC	2016	521,154	—		1,110,239	902,696	300,000	5,622	2,839,711
	2015	497,692	—		1,344,582	1,153,778	240,000	4,622	3,240,674
Karen Smith, M.D., Ph.D.	2017	516,923	—		1,176,530	915,873	287,700	10,722	2,907,748
Former Executive Vice	2016	496,154	—		740,159	601,797	245,000	4,695	2,087,805
President, Research and Development, CMO (7)	2015	337,981	290,000	(8)	1,254,103	1,034,350	130,000	67,492	3,113,926

(1)	The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2017 base salary rates were effective February 18, 2017. For more information on salaries in 2017, see “Compensation Discussion and Analysis—2017 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.

(2)	The dollar amounts in this column reflect the aggregate grant date fair value of all RSU awards granted during the indicated fiscal year computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(3)	The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2017 Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(4)	The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2017, see “Compensation Discussion and Analysis—2017 Performance Bonus Program” and “Compensation Discussion and Analysis—2017 Compensation Decisions for Our Named Executive Officers” above.

(5)	The dollar amounts in this column for 2017 include group term life insurance premiums paid and matching contributions under the
401(k) Plan. Also included in this column for Dr. Smith for 2015 are relocation costs and expenses of $64,343.

(6)	Mr. Cox resigned from his position as Executive Vice President and Chief Operating Officer effective as of January 3, 2018.

(7)	Dr. Smith’s employment with Jazz Pharmaceuticals will end on May 31, 2018, subject to earlier cessation under certain circumstances as set forth in her transition agreement.

(8)	This dollar amount represents a cash signing bonus of $100,000 and a relocation bonus of $190,000 paid to Dr. Smith in 2015.

Grants of Plan-Based Awards

The following table shows, for the fiscal year ended December 31, 2017, certain information regarding grants of plan-based awards to the NEOs.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2017

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	950,385	—	—	—	—
	Annual Option	3/2/2017	2/14/2017	—	—	86,500	136.18	3,669,875
	Annual RSU	3/2/2017	2/14/2017	—	34,600	—	—	4,711,828

Matthew P. Young	Annual Cash	—	—	299,962	—	—	—	—
	Annual Option	3/2/2017	2/14/2017	—	—	25,000	136.18	1,060,658
	Annual RSU	3/2/2017	2/14/2017	—	10,000	—	—	1,361,800

Russell J. Cox	Annual Cash	—	—	323,231	—	—	—	—
	Annual Option	3/2/2017	2/14/2017	—	—	25,000	136.18	1,060,658
	Annual RSU	3/2/2017	2/14/2017	—	10,000	—	—	1,361,800

Suzanne Sawochka Hooper	Annual Cash	—	—	300,385	—	—	—	—
	Annual Option	3/2/2017	2/14/2017	—	—	25,000	136.18	1,060,658
	Annual RSU	3/2/2017	2/14/2017	—	10,000	—	—	1,361,800

Karen Smith, M.D., Ph.D.	Annual Cash	—	—	284,308	—	—	—	—
	Annual Option	3/2/2017	2/14/2017	—	—	18,750	136.18	795,493
	Annual RSU	3/2/2017	2/14/2017	—	7,500		—	1,021,350
	Promotion Option	5/11/2017	5/3/2017	—		2,500	155.18	120,380
	Promotion RSU	5/11/2017	5/3/2017	—	1,000			155,180

(1)	This column sets forth the target bonus amount for each NEO for the year ended December 31, 2017 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each NEO’s base salary earned for the fiscal year ended December 31, 2017 and were 100% for Mr. Cozadd and 55% for each of Messrs. Young and Cox, Ms. Hooper and Dr. Smith (increased from 50% upon Dr. Smith’s May 2017 promotion). The dollar value of the actual bonus award earned for the year ended December 31, 2017 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2017. For a description of the performance bonus plan, see “Compensation Discussion and Analysis—2017 Performance Bonus Program” above.

(2)	Annual stock options and RSU awards were granted under the 2011 Plan. In May 2017, Dr. Smith was promoted to Executive Vice President, Research and Development and Chief Medical Officer, and, in connection with her promotion, she received a promotion grant of stock option and RSU awards, which were granted under the 2011 Plan. Each of the annual and promotion stock option awards listed in the table above vest or vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the applicable grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the annual RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2017. Dr. Smith’s promotion RSU award vests in four equal annual installments on the anniversary of the vesting commencement date of June 5, 2017. As a general matter, the vested portion of stock options granted to the NEOs will expire three months after each NEO’s last day of service, subject to extension upon certain termination situations, such as death or disability, and RSUs will cease vesting upon each NEO’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below. See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(3)	Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant which was $136.18 per share for the March 2, 2017 annual grants and $155.18 per share for Dr. Smith’s May 11, 2017 promotion grant.

(4)	The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the NEOs in 2017. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2017 Annual Report on Form 10-K. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

Description of Compensation Arrangements

Executive Employment and Severance Agreements

We do not have employment agreements currently in effect with any of our NEOs. Like other employees, executive officers are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants. We have employment agreements in effect with certain employees based outside of the United States.

From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. For example, in November 2017, we provided an offer letter to Mr. Swisher that included his initial base salary and a hiring bonus of $125,000 payable in connection with commencement of employment. The employment of Mr. Swisher, as is the case for all of our employees based in the United States, is at-will and not governed by the terms of his offer letter.

We do not have agreements currently in effect with any of our NEOs entitling such individuals to severance benefits (other than in connection with a change in control pursuant to our change in control plan described below); however, in connection with Dr. Smith’s cessation of services, we entered into a transition agreement with Dr. Smith. For terms of the transition agreement, see “Compensation Discussion and Analysis—2017 Compensation Decisions for Our Named Executive Officers.”

Amended and Restated Executive Change in Control and Severance Benefit Plan

Each of the NEOs is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”

Equity Compensation Arrangements

Since the Azur Merger, we have granted stock options and RSU awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the NEOs, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2017 for our NEOs, see “Compensation Discussion and Analysis—2017 Compensation Decisions for Our Named Executive Officers.” The following is a brief summary of the material terms of each of our equity compensation plans.

2011 Equity Incentive Plan

In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Plan in October 2011, and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger and most recently amended and restated by the board of directors in November 2016. The following is a brief summary of the material terms of the 2011 Plan, as amended and restated.

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

For purposes of the 2011 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “change in control” generally means (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, and (A) after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, (B) a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or (C) at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors on the date of adoption of the 2011 Plan (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of our board of directors.

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

Administration. The board of directors delegated its authority to administer the 2007 Plan to the compensation committee. Subject to the terms of the 2007 Plan, the board of directors or a committee authorized by the board determined recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting.

Types of Awards. The 2007 Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors, and consultants. Incentive stock options were granted only to employees, including executive officers. Since the Azur Merger, all of the new grants under the 2007 Plan were granted to non-employee directors, vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant.

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

The board of directors need not take the same action for each stock award or with respect to all participants. For purposes of the 2007 Plan, a “corporate transaction” generally means (i) a sale or disposition of all or substantially all our assets or a sale or disposition of at least 90% of our outstanding securities; (ii) a merger, consolidation or similar transaction after which we are not the surviving corporation; or (iii) a merger, consolidation or similar transaction after which we are the surviving corporation but our ordinary shares are converted or exchanged into other property.

Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control (as defined in the 2007 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2007 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a change in control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. For purposes of the 2007 Plan and the forms of stock option agreement and RSU award agreement issued thereunder, a “change in control” generally means (i) a person or group acquires ownership of more than 50% of the combined voting power of our outstanding securities (other than in connection with a financing or a repurchase program); (ii) a merger, consolidation or similar transaction involving us, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who are members of our board of directors on the date of adoption of the 2007 Plan (or members of our board of directors approved or recommended by a majority vote of such members still in office) cease to constitute at least a majority of our board of directors.

The term “involuntary termination without cause” has a similar meaning as under the 2011 Plan, as described above.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011, to be effective immediately prior to the Azur Merger, and, in October 2012, amended and restated by our compensation committee. The ESPP was assumed by us upon the consummation of the Azur Merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland, Canada and the United States, including the NEOs. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.

Performance Bonus Plan

We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis—2017 Performance Bonus Program” and “Compensation Discussion and Analysis—2017 Compensation Decisions for Our Named Executive Officers.”

401(k) Plan

Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit, which was $18,000 for employees under age 50, and $24,000 for employees age 50 and over in 2017. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2017, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.

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

Nonqualified Deferred Compensation

During the year ended December 31, 2017, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for the NEOs.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Bruce C. Cozadd	—	86,500	(5)	136.18	3/1/2027		34,600	(13)	4,658,890
	35,520	41,980	(6)	123.36	2/24/2026		23,250	(14)	3,130,613
	51,354	21,146	(7)	175.19	2/25/2025		13,900	(15)	1,871,635
	46,341	2,443	(4)(8)	166.62	2/26/2024		7,338	(4)(16)	988,062
	73,961	—		59.13	3/4/2023		—		—
	109,284	—		46.83	8/8/2022		—		—
	6,895	—		11.48	3/7/2020		—		—
Matthew P. Young	—	25,000	(5)	136.18	3/1/2027		10,000	(13)	1,346,500
	10,312	12,188	(6)	123.36	2/24/2026		6,750	(14)	908,888
	14,166	5,834	(7)	175.19	2/25/2025		3,837	(15)	516,652
	11,197	1,303	(9)	130.23	5/11/2024		1,562	(17)	210,323
	8,625	375	(8)	166.62	2/26/2024		1,125	(16)	151,481
	24,000	—		58.72	5/2/2023		—		—
Russell J. Cox	—	25,000	(5)	136.18	3/1/2027	(21)	10,000	(13)	1,346,500
	10,312	12,188	(6)	123.36	2/24/2026	(21)	6,750	(14)	908,888
	14,166	5,834	(7)	175.19	2/25/2025	(21)	3,837	(15)	516,652
	12,500	2,500	(10)	135.44	8/6/2024	(21)	1,875	(18)	252,469
	19,166	834	(8)	166.62	2/26/2024	(21)	2,500	(16)	336,625
	25,809	—		59.13	3/4/2023	(21)	—		—
	65,133	—		46.83	8/8/2022	(21)	—		—
Suzanne Sawochka Hooper	—	25,000	(5)	136.18	3/1/2027		10,000	(13)	1,346,500
	10,312	12,188	(6)	123.36	2/24/2026		6,750	(14)	908,888
	14,166	5,834	(7)	175.19	2/25/2025		3,837	(15)	516,652
	19,166	834	(8)	166.62	2/26/2024		2,500	(16)	336,625
	32,000	—		59.13	3/4/2023		—		—
	47,172	—		46.83	8/8/2022		—		—
Karen Smith, M.D., Ph.D.	—	2,500	(11)	155.18	5/10/2027	(22)	1,000	(19)	134,650
	—	18,750	(5)	136.18	3/1/2027	(22)	7,500	(13)	1,009,875
	6,875	8,125	(6)	123.36	2/24/2026	(22)	4,500	(14)	605,925
	11,853	5,927	(12)	176.51	5/10/2025	(22)	3,414	(20)	459,695

(1)	In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan or 2007 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements” as well as the potential vesting acceleration under the terms of the change in control plan described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”

(2)	Each award listed in this column represents an RSU award that vests in four equal annual installments on the anniversary of the applicable vesting commencement date.

(3)	The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $134.65, the closing price of our ordinary shares on December 29, 2017.

(4)	The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option and RSU awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(5)	The unexercisable shares subject to this stock option award as of December 31, 2017 vested with respect to 25% of the shares underlying the stock option on March 2, 2018, and the remainder vests monthly from April 2, 2018 to March 2, 2021.

(6)	The unexercisable shares subject to this stock option award as of December 31, 2017 vest monthly from January 25, 2018 to February 25, 2020.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2017 vest monthly from January 26, 2018 to February 26, 2019.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2017 vested monthly from January 27, 2018 to February 27, 2018.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2017 vest monthly from January 12, 2018 to May 12, 2018.

(10)	The unexercisable shares subject to this stock option award as of December 31, 2017 vest monthly from January 7, 2018 to August 7, 2018.

(11)	The unexercisable shares subject to this stock option award as of December 31, 2017 vest with respect to 25% of the shares underlying the stock option on May 11, 2018, and the remainder vests monthly from June 11, 2018 to May 11, 2021.

(12)	The unexercisable shares subject to this stock option award as of December 31, 2017 vest monthly from January 13, 2018 to April 13, 2019.

(13)	RSUs awarded on March 2, 2017.

(14)	RSUs awarded on February 25, 2016.

(15)	RSUs awarded on February 26, 2015.

(16)	RSUs awarded on February 27, 2014.

(17)	RSUs awarded on May 12, 2014.

(18)	RSUs awarded on August 7, 2014.

(19)	RSUs awarded on May 11, 2017.

(20)	RSUs awarded on May 11, 2015.

(21)	Mr. Cox resigned from his position as Executive Vice President and Chief Operating Officer effective as of January 3, 2018. The option expiration dates listed in the table for each of Mr. Cox’s options outstanding at fiscal year-end are the original option expiration dates pursuant to the terms of his option awards. As a result of his termination of service, each of these options, to the extent not previously exercised, will expire on June 1, 2018.

(22)	Dr. Smith’s employment with Jazz Pharmaceuticals will end on May 31, 2018, subject to earlier cessation under certain circumstances as set forth the transition agreement. The option expiration dates listed in the table for each of Dr. Smith’s options outstanding at fiscal year-end are the original option expiration dates pursuant to the terms of her option awards. As a result of her anticipated termination of service, each of these options, to the extent not previously exercised, will expire three months after her termination of service, subject to the terms of the equity plan under which the awards were granted.

Option Exercises and Stock Vested

The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	—	—	31,316	4,249,490

Matthew P. Young	—	—	9,856	1,440,478

Russell J. Cox	50,758	6,414,444	11,981	1,661,595

Suzanne Sawochka Hooper	—	—	10,669	1,444,692

Karen Smith, M.D., Ph.D.	—	—	3,208	470,502

(1)	The value realized on exercise is based on the difference between the closing price of our ordinary shares on the date of exercise and the applicable exercise price of those options and does not represent actual amounts received by the NEOs as a result of the option exercises.

(2)	The value realized on vesting is based on the number of shares underlying the RSUs that vested and the closing price of our ordinary shares on the vesting date.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Change in Control and Severance Benefit Plan

The change in control plan provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a change in control (as such terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, each executive who is a participant in the change in control plan (including each of our NEOs) would be entitled to the following benefits under the change in control plan:

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

¡	The “applicable base salary” is the higher of the executive’s base salary in effect (i) on the date of termination (without giving effect to any reduction in base salary that would constitute grounds for a constructive termination) or (ii) immediately prior to the change in control, without giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination or the change in control.

¡	The “applicable percentage” is 200% for our CEO, executive chairman or president, 150% for senior vice presidents and above and 100% for vice presidents.

¡	The “applicable bonus percentage” is the greater of (i) the highest amount of any annual bonus paid to the executive for either of the last two calendar years prior to (A) the date of termination or (B) the change in control, in each case expressed as a percentage of the executive’s base salary for the applicable year, and (ii) the higher of the executive’s target bonus for the calendar year in which (A) the termination occurs or (B) the change in control occurs, in each case expressed as a percentage of the executive’s base salary for such year.

•	Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 24 months for our CEO, executive chairman or president, (ii) 18 months for executive vice presidents and senior vice presidents, and (iii) 12 months for vice presidents, provided that the executive timely elects continued coverage.

•	Acceleration in full of the vesting and exercisability, as applicable, of outstanding stock options and other equity awards held by the executive.

The following key terms are defined in the change in control plan:

•	A “change in control” generally means: (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions, or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, or a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors as of February 10, 2016 (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of the board of directors.

•	An “involuntary termination without cause” generally means an executive’s employment is terminated for any reason other than for the following reasons: (i) the executive’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to us; (ii) the executive’s material breach of any agreement with us (or the executive’s material violation of any statutory duty owed to us) after an opportunity to cure; (iii) the executive’s material failure to comply with our written policies or rules after an opportunity to cure; (iv) the executive’s conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude; (v) the executive’s gross misconduct; (vi) the executive’s continued failure to perform his or her assigned duties after notification; or (vii) the executive’s failure to reasonably cooperate in good faith with any governmental or internal investigation of us or our directors, officers or employees. An “involuntary termination without cause” also includes an executive’s termination of employment due to death or disability.

•	A “constructive termination” generally means an executive resigns employment after any of the following actions are taken or events occur without the executive’s written consent: (i) one or more reductions in the executive’s base salary that results in a total reduction in the executive’s base salary, as in effect immediately prior to the change in control or any higher base salary in effect following the change in control, by more than 10%; (ii) a relocation of the executive’s principal place of employment that increases the executive’s one-way commute by more than 35 miles; (iii) a substantial reduction in the executive’s authority, duties or responsibilities that are in effect immediately prior to the change in control, provided that if the executive holds the same position but the size of the executive’s employing entity or business unit has decreased significantly or our company or the executive’s employing entity ceases to be a publicly-traded corporation, the executive’s authority, duties and responsibilities will be considered to be substantially reduced; (iv) a reduction in the executive’s title; or (v) a substantial increase in executive’s required business travel as compared with the executive’s required business travel prior to the change in control.

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

Equity Compensation Plans

The 2011 Plan and 2007 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements.” In addition, under the terms of the 2011 Plan and 2007 Plan and the option award agreements thereunder, the vested portion of stock options granted to the NEOs will generally expire three months after the applicable NEO’s termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. We refer to the period following the NEO’s termination during which he or she can continue to exercise his or her vested stock options as the post-termination exercise period. However, in termination situations involving the death or disability of an NEO, the post-termination exercise period is generally extended up to 12 months in connection with a termination due to disability and up to 18 months in connection with a termination due to death. As the value of such extended post-termination exercise periods is not quantifiable, such value is not included in the table below.

Potential Payments upon Termination or Change in Control Table

The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2017. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event had occurred on December 31, 2017.

To provide our shareholders an estimate of the potential severance payments and benefits for all of our NEOs as of December 31, 2017, for purposes of the table below, we have included Mr. Cox, who notified of us of his decision to resign on November 30, 2017, effective as of January 3, 2018, and who therefore would not have in any event experienced an involuntary termination without cause or constructive termination on December 31, 2017 entitling him to the benefits in the table below. There were no severance payments or other severance benefits provided to Mr. Cox resulting from his resignation. There are no other agreements, arrangements or plans that entitle any NEOs to severance, perquisites or other benefits upon termination of employment or a change in control. For purposes of the table below, we have assumed that none of the potential severance benefits payable under the change in control plan would be subject to the excise tax imposed by section 4999 of the Code and therefore would not be reduced in accordance with the terms of the change in control plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

AS OF DECEMBER 31, 2017

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan—Certain Corporate Transactions($)(2)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	4,775,000	—
	COBRA Payments	77,585	—
	Vesting Acceleration (3)	11,123,153	11,123,153

	Benefit Total	15,975,738	11,123,153

Matthew P. Young	Lump Sum Cash Severance Payment	1,628,973	—
	COBRA Payments	57,974	—
	Vesting Acceleration (3)	3,277,206	3,277,206

	Benefit Total	4,964,153	3,277,206

Russell J. Cox (4)	Lump Sum Cash Severance Payment	1,696,250	—
	COBRA Payments	57,974	—
	Vesting Acceleration (3)	3,498,736	3,498,736

	Benefit Total	5,252,960	3,498,736

Suzanne Sawochka Hooper	Lump Sum Cash Severance Payment	1,616,513	—
	COBRA Payments	38,802	—
	Vesting Acceleration (3)	3,246,267	3,246,267

	Benefit Total	4,901,582	3,246,267

Karen Smith, M.D., Ph.D. (5)	Lump Sum Cash Severance Payment	1,495,000	—
	COBRA Payments	58,189	—
	Vesting Acceleration (3)	2,301,876	2,301,876

	Benefit Total	3,855,065	2,301,876

(1)	These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2017. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)	These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2017. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)	The value of stock option and RSU award vesting acceleration is based on the closing price of $134.65 per ordinary share as of December 29, 2017, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

(4)	Mr. Cox resigned effective as of January 3, 2018, and there were no severance payments or other severance benefits provided to Mr. Cox resulting from his resignation.

(5)	Dr. Smith’s employment will cease on or before May 31, 2018. Pursuant to the terms of her transition agreement, upon her cessation of employment Dr. Smith will be entitled to total separation benefits of $337,629, consisting of a lump sum cash separation payment of $315,000 and payment of estimated COBRA premiums following the cessation of her employment through December 31, 2018 of $22,629. For more details of the transition agreement, see “Compensation Discussion and Analysis—2017 Compensation Decisions for Our Named Executive Officers.”

Pay Ratio Disclosure

Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. To identify our median employee, we used the following methodology:

•	To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2017.

•	To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2017 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2017. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2017. To estimate the value of stock options, we multiplied the number of shares subject to each stock option by the quarterly average per share Black-Scholes value for the quarter in which the grant occurred, and to estimate the value of other equity awards, we used the same methodology we use for reporting the value of equity awards granted to our NEOs in our Summary Compensation Table.

•	In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.

•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year to date period ending on October 1, 2017.

Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2017 in accordance with the requirements of the Summary Compensation Table.

For 2017, the median of the annual total compensation of our employees (other than our CEO) was $201,097 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $10,304,610. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 51 to 1.

The CEO pay ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, shareholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow shareholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Neither the compensation committee nor our management used our CEO pay ratio measure in making compensation decisions.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

Pursuant to our non-employee director compensation policy, or director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2017:

•	a $60,000 annual retainer for service as a member of our board of directors (paid quarterly);

•	a supplemental $50,000 annual retainer for service as the Lead Independent Director (paid quarterly);

•	a supplemental annual retainer for the chairs of the following board committees in the following amounts: $25,000 for the chairperson of the audit committee, $22,500 for the chairperson of the compensation committee, $20,000 for the chairperson of the nominating and corporate governance committee and $22,500 for the chairperson of the transaction committee (each paid quarterly); and

•	a supplemental annual retainer for each member of the following board committees other than the chairs, in the following amounts: $15,000 for service as a member of the audit committee, $12,500 for service as a member of the compensation committee, $10,000 for service as a member of the nominating and corporate governance committee and $12,500 for service as a member of the transaction committee (each paid quarterly).

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

Under the current director compensation policy, each continuing non-employee director will automatically be granted the following continuing grants in connection with each annual general meeting: (a) a continuing option to purchase 3,415 ordinary shares that vests in a series of 12 successive equal monthly installments beginning on the first day of the calendar month following the date of the annual general meeting of our shareholders with respect to which the option is granted and (b) a continuing RSU award covering 1,365 ordinary shares that vests in full on the first anniversary of the date of the annual general meeting of our shareholders with respect to which the RSU award is granted, subject in each case to the non-employee director’s continuous service through such dates. If a director is elected or appointed as a director for the first time other than at an annual general meeting, in order to receive automatic continuing grants, the director must have first joined the board at least four calendar months before the date of the applicable annual general meeting. If a director is elected or appointed as a director for the first time at an annual general meeting, the director will not receive automatic continuing grants for such meeting. If a non-employee director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the continuing option award will become vested and exercisable in full and any unvested portion of a continuing RSU award will become vested in full.

The automatic initial and continuing options and RSU awards are granted under the Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or 2007 Directors Plan.

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

Ownership Guidelines for Directors

In February 2013, our board of directors adopted share ownership guidelines for the company’s non-employee directors. Under the guidelines, each non-employee director is expected to own a number of the company’s ordinary shares with a value equal to three times his or her annual cash retainer. The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of the company’s adoption of the guidelines (or within five years of the date a director first becomes subject to them). As of March 31, 2018, each non-employee director was in compliance with his or her share ownership requirement under the guidelines.

Equity Compensation Plans

The 2007 Directors Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. The automatic initial and continuing stock awards under our director compensation policy described above are granted under the 2007 Directors Plan.

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

2017 Equity Grants

In accordance with our non-employee director compensation policy described above, we made automatic continuing grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in August 2017, which continuing grants were comprised of an option to purchase 3,415 ordinary shares and an RSU award covering 1,365 ordinary shares. All options and RSUs granted to non-employee directors during 2017 were granted under the 2007 Directors Plan.

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2017.

Mr. Cozadd, our Chairman and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2017.

DIRECTOR COMPENSATION FOR FISCAL 2017

Name	Fees Earned ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)

Paul L. Berns	72,500	196,096	151,468	—	420,064

Patrick G. Enright	78,641	196,096	151,468	—	426,205

Peter Gray	97,500	196,096	151,468	—	445,064

Heather Ann McSharry	101,594	196,096	151,468	—	449,158

Seamus Mulligan	82,500	196,096	151,468	—	430,064

Kenneth W. O’Keefe	75,000	196,096	151,468	—	422,564

Norbert G. Riedel, Ph.D.	95,000	196,096	151,468	—	442,564

Elmar Schnee	75,118	196,096	151,468	—	422,682

Catherine A. Sohn, Pharm.D.	88,406	196,096	151,468	—	435,970

Rick E Winningham	120,000	196,096	151,468	—	467,564

(1)	The dollar amounts in this column represent each non-employee director’s actual annual cash retainer earned for board services in 2017, which is equal to the aggregate of his or her annual retainer of $60,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the end of each quarter. Fees paid to each of Ms. McSharry and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation. Following the Azur Merger, the board of directors did not permit cash retainer fees to be deferred by our non-employee directors pursuant to the Directors Deferred Plan. The total number of ordinary shares previously credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2017 was as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 22,249 shares for Mr. O’Keefe; and no shares for the other non-employee directors.

(2)	The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(3)

The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2017 was as follows: 22,545 shares subject to outstanding stock options and 1,365 shares subject to outstanding RSUs for each of Messrs. Berns, Mulligan and Winningham; 13,545 shares subject to outstanding stock options and 1,365 shares subject to outstanding RSUs for Mr. Enright; 26,045 shares subject to outstanding stock options and 1,365 shares subject to outstanding RSUs for Dr. Sohn; 18,045 shares subject to outstanding stock options and 1,365 shares subject to outstanding RSUs for Mr. O’Keefe; 21,545 shares subject to outstanding stock options and 1,365 shares subject to outstanding RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; and 15,245 shares subject to outstanding stock options and 1,365 shares subject to outstanding RSUs for Mr. Schnee.

(4)	The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee directors in 2017. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2017 Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2018 annual general meeting of shareholders and be included in the company’s Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2017.

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

Compensation Committee Interlocks and Insider Participation

During 2017, our compensation committee was composed of four directors: Messrs. Berns and Enright, Dr. Riedel and Dr. Sohn. Dr. Sohn joined the compensation committee in August 2017. During 2017, none of the members of our compensation committee was at any time our officer or employee. None of our executive officers serve, or in the past fiscal year served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Compensation Consultant Fees

The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding directors’ compensation. In 2017, the cost of Radford’s executive compensation and director compensation consulting services provided to the compensation committee was approximately $205,000. In addition, in 2017 management also engaged Radford to provide survey data relating to non-executive employee compensation and other affiliates of Aon to provide director and officer liability insurance-related services, pension-related services, other insurance brokerage services and risk services. The aggregate cost of such other consulting services provided in 2017 by Radford and other affiliates of Aon (not related to Radford’s executive compensation and director compensation consulting services provided to the compensation committee) was approximately $119,000, of which approximately $108,000 related to various insurance-related and benefits consulting services and approximately $11,000 related to general survey data. Although the compensation committee was aware of the nature of the services performed by affiliates of Aon and the non-executive employee compensation survey data provided by Radford, the compensation committee did not review and approve such services and surveys, as those were reviewed and approved by management in the ordinary course of business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2017 with respect to all of our equity compensation plans in effect on that date.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	5,989,368		$ 99.87	(2)	10,036,321	(3)
2007 Equity Incentive Plan (2007 Plan)	17,000		$ 46.83	(4)	—
2007 Employee Stock Purchase Plan (ESPP)	N/A		N/A		338,823	(5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	201,800		$118.74		256,697	(6)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan (Directors Deferred Plan)	36,869	(7)	N/A		163,816	(8)

Total	6,245,037				10,795,657

(1)	Each of the equity compensation plans set forth in this table was originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger. Other than with respect to the Directors Deferred Plan, each of the equity compensation plans set forth in this table was approved by Jazz Pharmaceuticals, Inc.’s stockholders.

(2)	The weighted-average exercise price takes into account 1,049,206 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $121.08.

(3)	As of December 31, 2017, an aggregate of up to 21,729,232 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 10,036,321 shares remained available for future issuance. The number of ordinary shares originally reserved for issuance under the 2011 Plan included up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2018, the number of shares authorized for issuance under the 2011 Plan increased by 2,695,413 shares pursuant to this automatic share increase provision.

(4)	The 2007 Plan expired in April 2017. Only stock options remain outstanding under the 2007 Plan.

(5)	As of December 31, 2017, an aggregate of 2,660,000 ordinary shares had been authorized for issuance under the ESPP, of which 338,823 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2018, the number of shares authorized for issuance under the ESPP increased by 898,471 shares pursuant to this automatic share increase provision.

(6)	As of December 31, 2017, an aggregate of 903,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 256,697 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010.

(7)	Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2017 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

(8)	Amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 pursuant to the Directors Deferred Plan are funded with shares reserved under the 2007 Directors Plan. In August 2010, a separate reserve of 200,000 shares was created under the Directors Deferred Plan which funds all distributions of amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010 pursuant to the Directors Deferred Plan. Since the Azur Merger, non-employee directors have not been permitted to defer director fees pursuant to the Directors Deferred Plan. A description of the Directors Deferred Plan is provided under “Executive Compensation—Director Compensation—Directors Deferred Compensation Plan.”

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2018 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% Shareholders:

Putnam Investments, LLC (3)	8,349,710	13.9%
One Post Office Square
Boston, MA 02109

FMR LLC (4)	7,040,871	11.7%
245 Summer Street
Boston, MA 02210

The Vanguard Group (5)	4,768,569	7.9%
100 Vanguard Blvd.
Malvern, PA 19355

Named Executive Officers and Directors:

Bruce C. Cozadd (6)	575,793	1.0%

Russell J. Cox (7)	202,305	*

Suzanne Sawochka Hooper (8)	150,296	*

Karen Smith, M.D., Ph.D. (9)	37,377	*

Matthew P. Young (10)	97,542	*

Paul L. Berns (11)	30,954	*

Patrick G. Enright (12)	37,594	*

Peter Gray (13)	26,728	*

Heather Ann McSharry (14)	26,050	*

Seamus Mulligan (15)	1,069,699	1.8%

Kenneth W. O’Keefe (16)	52,885	*

Norbert G. Riedel, Ph.D. (17)	24,982	*

Elmar Schnee (18)	18,367	*

Catherine A. Sohn, Pharm.D. (19)	30,645	*

Rick E Winningham (20)	31,420	*

All directors and executive officers as a group (18 persons) (21)	2,350,856	3.9%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)

This table is based upon information supplied by officers and directors as well as Schedules 13G or 13D filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 59,988,602 ordinary shares outstanding on March 31, 2018, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2018, and shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan as of March 31, 2018. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2018 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 7, 2018 by Putnam Investments, LLC d/b/a Putnam Investments, or Putnam, on behalf of itself and on behalf of Putnam Investment Management, LLC, or PIM, The Putnam Advisory Company, LLC, or PAC, and Putnam Capital Spectrum Fund, or PCSF. According to the Schedule 13G/A, as of December 31, 2017, Putnam has sole power to vote or direct the vote of 113,661 ordinary shares and sole power to dispose or the direct the disposition of 8,349,710 ordinary shares. Of these shares, PIM, a wholly-owned subsidiary of Putnam, is the beneficial owner of 8,229,296 ordinary shares, with sole power to vote or direct the vote of 716 ordinary shares and sole power to dispose or direct the disposition of 8,229,296 ordinary shares in its capacity as investment adviser to the Putnam family of mutual funds; and PAC, a wholly owned subsidiary of Putnam, is the beneficial owner of 120,414 ordinary shares, with sole power to vote or direct the vote of 112,945 ordinary shares and sole power to dispose or direct the disposition of 120,414 ordinary shares in its capacity as investment adviser to Putnam’s institutional clients. As part of the Putnam family of funds, and the 8,229,296 shares beneficially owned by PIM, PCSF is the beneficial owner of, and has sole power to dispose or direct the disposition of, 5,244,777 shares. The Schedule 13G/A provides information only as of December 31, 2017 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2017 and March 31, 2018.

(4)	This information is based on a Schedule 13G/A filed with the SEC on February 13, 2018 by FMR LLC, or FMR, and Abigail P. Johnson. According to the Schedule 13G/A, as of December 31, 2017, FMR has sole power to vote or direct the vote of 482,314 ordinary shares and the sole power to dispose or direct the disposition of 7,040,871 ordinary shares, and Ms. Johnson has the sole power to dispose or direct the disposition of 7,040,871 ordinary shares. The Schedule 13G/A indicates that FMR is acting as a parent holding company or control person for a number of its relevant entities that beneficially owned the ordinary shares being reported, including FMR Co., Inc., an investment adviser reported as beneficially owning 5% or greater of our ordinary shares. In addition, Ms. Johnson is a Director, the Chairman, and the Chief Executive Officer of FMR. Ms. Johnson and members of her family are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, or Investment Company Act, to form a controlling group with respect to FMR. Neither FMR nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMRC, a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The Schedule 13G/A provides information only as of December 31, 2017 and, consequently, the beneficial ownership of the above-mentioned persons and entities may have changed between December 31, 2017 and March 31, 2018.

(5)	This information is based on a Schedule 13G/A filed with the SEC on February 8, 2018 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 31, 2017, Vanguard has sole power to vote or direct the vote of 33,358 ordinary shares, shared power to vote or direct the vote of 11,605 ordinary shares, sole power to dispose or direct the disposition of 4,724,427 ordinary shares, and shared power to dispose or direct the disposition of 44,142 shares. The Schedule 13G/A also indicates that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 15,495 ordinary shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 46,272 ordinary shares as a result of its serving as investment manager of Australian investment offerings. The Schedule 13G/A provides information only as of December 31, 2017 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2017 and March 31, 2018.

(6)	Includes 366,651 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(7)	Includes 124,446 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable until June 1, 2018.

(8)	Includes 135,367 ordinary shares Ms. Hooper has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(9)	Includes 28,235 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable and 1,707 shares Dr. Smith is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2018.

(10)	Includes 81,695 ordinary shares Mr. Young has the right to acquire pursuant to options exercisable and 1,562 shares Mr. Young is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2018.

(11)	Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 31, 2018 and 21,691 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(12)	Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 31, 2018 and 12,691 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(13)	Includes 20,691 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(14)	Includes 20,691 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(15)	Includes 21,691 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(16)	Includes 11,195 ordinary shares held by The Kenneth W. O’Keefe Trust U/A/D 2/12/1997, of which Mr. O’Keefe is the sole trustee and sole beneficiary, 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 31, 2018 and 17,191 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(17)	Includes 20,691 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(18)	Includes 14,391 ordinary shares Mr. Schnee has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(19)	Includes 25,191 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(20)	Includes 21,691 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2018.

(21)	Includes 915,646 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2018, 4,062 ordinary shares that our executive officers and non-employee directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 31, 2018, and 36,869 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Plan as of March 31, 2018. See footnotes (6), (8), and (10) through (20) above. Because neither Mr. Cox nor Dr. Smith is currently serving as an executive officer of Jazz Pharmaceuticals, the number of ordinary shares and percentage ownership indicated in the table above with respect to the beneficial ownership of all directors and executive officers as a group do not include any ordinary shares beneficially owned by either Mr. Cox or Dr. Smith.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons; Indemnification

Transactions with Related Persons. Since January 1, 2017, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2017 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.

The following table represents aggregate fees billed to us for the years ended December 31, 2017 and 2016 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2017	2016
Audit Fees	$1,543	$1,578
Audit-Related Fees	36	71
Tax Fees	1,119	1,568
Tax compliance services	1,000	1,192
Tax advisory services	119	376
All Other Fees	88	3

Total Fees	$2,786	$3,220

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

Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with significant transactions undertaken by the company in 2017 and 2016. During the year ended December 31, 2017, fees and expenses of approximately $1,000,000 were billed in connection with tax compliance services, and fees and expenses of approximately $119,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2016, fees and expenses of approximately $1,192,000 were billed in connection with tax compliance services, and fees and expenses of approximately $376,000 were billed in connection with tax advice and planning services.

All Other Fees: Consists of fees for products and services other than the services described above. For the year ended December 31, 2017, these fees were paid in connection with forensic accounting services and access to the online accounting and tax research tool of KPMG. For the year ended December 31, 2016, these fees were paid in connection with access to the online accounting and tax research tool of KPMG.

All of the services and fees described above were approved by our audit committee.

As shown in the table above, less than 8% of the total fees that KPMG billed us for in 2017 were for services other than audit, audit-related and tax compliance services.

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

(a) The following documents are filed as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2018:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

2.	Index to Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-46 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

(b) Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†	Asset Purchase Agreement, dated January 13, 2014, by and among Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 13, 2014).

2.7†	Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.8	Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.9	Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.

4.2	Rights Agreement, dated as of April 5, 2017, between Jazz Pharmaceuticals plc and Computershare Trust Company, N.A., which includes form of Ownership Statement as Exhibit A and the Summary of Rights to Purchase Ordinary Shares as Exhibit B (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 5, 2017.

4.3A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4A	Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B	Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.5A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.5B	Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

10.1	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.2†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.3†	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.4†	Royalty Bearing Licence Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between Public Health England (formerly Health Protection Agency) and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q/A (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 9, 2012).

10.5	Novation Agreement relating to Royalty Bearing Licence Agreement and Supply Agreement re Erwinia-Derived Asparaginase, dated as of May 13, 2015, by and among EUSA Pharma SAS, the Secretary of State for Health acting through Public Health England and Porton Biopharma Limited (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.6†	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.7†	Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.8†	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.9A	Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 18, 2015).

10.9B	Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.10A	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.10B	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.10C	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.12	Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.13	Commercial Lease, dated as of September 22, 2017, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2017, as filed with the SEC on November 7, 2017).

10.14+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Suzanne Sawochka Hooper (incorporated herein by reference to Exhibit 10.19 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012).

10.16+	Offer Letter from Jazz Pharmaceuticals, Inc. to Matthew Young (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2014, as filed with the SEC on May 8, 2014).

10.17A+	Employment Agreement by and between EUSA Pharma Inc. and Iain McGill (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.17B+	Amendment to Employment Agreement by and between Iain McGill and EUSA Pharma (Europe) Limited (incorporated herein by reference to Exhibit 10.15B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.17C+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd and Iain McGill (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.17D+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.18+	Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19A+	Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19B+	Amendment to Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.19C+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.19D+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.20+	Amended and Restated Offer Letter, dated as of July 29, 2015, from Jazz Pharmaceuticals, Inc. to Karen Smith, M.D., Ph.D. ((incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2015, as filed with the SEC on November 9, 2015).

10.21+	Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018.

10.22A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.22B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.22C+	Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22D+	Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22G+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.22H+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.23B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.23C+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.23F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.23I+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23J+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23K+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23L+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23M+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.23N+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.23O+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.23P+	Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23Q+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23R+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23S+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.24A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.24B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.24C+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.24D+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.24E+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24F+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24G+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.25A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.25B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated by reference herein to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.26A+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.22B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2016, as filed with the SEC on February 28, 2017).

10.26B+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2017) (incorporated herein by reference to Exhibit 10.22E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2016, as filed with the SEC on February 28, 2017).

10.26C+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2018) (incorporated herein by reference to Exhibit 10.26C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.27+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (approved February 10, 2016) (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.28+	Jazz Pharmaceuticals plc 2015 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2015, as filed with the SEC on May 7, 2015).

10.29A+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved April 30, 2015) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.29B+	Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

24.1	Power of Attorney (included on the signature page to Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2017, as filed with the SEC on February 27, 2018).

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibit 32.1 accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2018	Jazz Pharmaceuticals public limited company
(Registrant)

/S/ BRUCE C. COZADD
Bruce C. Cozadd Chairman and Chief Executive Officer and Director (Principal Executive Officer)