Form 10-Q
period 2018-03-31
Jazz Pharmaceuticals plc
filed 2018-05-08
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2018, 59,996,224 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$453,169	$386,035
Investments	255,000	215,000
Accounts receivable, net of allowances	281,424	224,129
Inventories	46,384	43,245
Prepaid expenses	27,476	23,182
Other current assets	62,868	76,686
Total current assets	1,126,321	968,277
Property, plant and equipment, net	178,920	170,080
Intangible assets, net	2,953,146	2,979,127
Goodwill	960,509	947,537
Deferred tax assets, net	38,103	34,559
Deferred financing costs	7,144	7,673
Other non-current assets	22,985	16,419
Total assets	$5,287,128	$5,123,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,933	$24,368
Accrued liabilities	240,544	198,779
Current portion of long-term debt	45,117	40,605
Income taxes payable	36,048	21,577
Deferred revenue	6,977	8,618
Total current liabilities	375,619	293,947
Deferred revenue, non-current	13,641	16,115
Long-term debt, less current portion	1,537,044	1,540,433
Deferred tax liabilities, net	382,072	383,472
Other non-current liabilities	192,181	176,608
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	1,955,756	1,935,486
Accumulated other comprehensive loss	(98,768)	(140,878)
Retained earnings	929,050	917,956
Total shareholders’ equity	2,786,571	2,713,097
Total liabilities and shareholders’ equity	$5,287,128	$5,123,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales, net	$440,847	$373,678
Royalties and contract revenues	3,766	2,375
Total revenues	444,613	376,053
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	33,919	25,065
Selling, general and administrative	207,213	144,255
Research and development	62,667	44,928
Intangible asset amortization	53,007	25,665
Total operating expenses	356,806	239,913
Income from operations	87,807	136,140
Interest expense, net	(20,605)	(18,844)
Foreign exchange loss	(1,728)	(1,464)
Income before income tax provision and equity in loss of investees	65,474	115,832
Income tax provision	19,146	29,160
Equity in loss of investees	337	161
Net income	$45,991	$86,511

Net income per ordinary share:
Basic	$0.77	$1.44
Diluted	$0.75	$1.41
Weighted-average ordinary shares used in per share calculations - basic	59,928	59,880
Weighted-average ordinary shares used in per share calculations - diluted	61,178	61,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$45,991	$86,511
Other comprehensive income (loss):
Foreign currency translation adjustments	38,853	18,112
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $458 and $(89), respectively	3,204	(622)
Other comprehensive income	42,057	17,490
Total comprehensive income	$88,048	$104,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$45,991	$86,511
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	53,007	25,665
Share-based compensation	24,303	25,193
Depreciation	3,722	3,130
Loss on disposal of property, plant and equipment	256	82
Deferred income taxes	(15,307)	(15,000)
Provision for losses on accounts receivable and inventory	590	948
Amortization of debt discount and deferred financing costs	10,617	5,615
Other non-cash transactions	16,026	1,405
Changes in assets and liabilities:
Accounts receivable	(56,591)	(8,483)
Inventories	(3,312)	(4,258)
Prepaid expenses and other current assets	(3,534)	(10,637)
Other long-term assets	(3,988)	(2,170)
Accounts payable	23,136	5,865
Accrued liabilities	47,484	(15,743)
Income taxes payable	14,183	30,753
Deferred revenue	(1,875)	27,490
Other non-current liabilities	7,651	8,174
Net cash provided by operating activities	162,359	164,540
Investing activities
Purchases of property, plant and equipment	(7,149)	(3,574)
Acquisition of investments	(235,000)	(60,000)
Proceeds from maturity of investments	195,000	60,000
Net cash used in investing activities	(47,149)	(3,574)
Financing activities
Proceeds from employee equity incentive and purchase plans	10,588	5,676
Repayments of long-term debt	(9,023)	(9,023)
Payment of employee withholding taxes related to share-based awards	(14,594)	(14,431)
Share repurchases	(34,546)	(13,896)
Repayments under revolving credit facility	—	(150,000)
Net cash used in financing activities	(47,575)	(181,674)
Effect of exchange rates on cash and cash equivalents	(501)	1,740
Net increase (decrease) in cash and cash equivalents	67,134	(18,968)
Cash and cash equivalents, at beginning of period	386,035	365,963
Cash and cash equivalents, at end of period	$453,169	$346,995

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia who have developed hypersensitivity to E. coli-derived asparaginase;

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia or acute myeloid leukemia with myelodysplasia-related changes.

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, for any other interim period or for any future period.
Except for the revenue recognition accounting policy that was updated as a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers”, or ASU No. 2014-09, our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. We adopted ASU No. 2014-09 on January 1, 2018 on a modified retrospective basis. The adoption of ASU No. 2014-09 did not have a material impact on our results of operations and financial position as the timing of revenue recognition for product sales, net, which is our primary revenue stream, did not change. Please see Note 12 for revenue-related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard on January 1, 2018 and adoption did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. We adopted this standard on January 1, 2018 on a modified retrospective basis and adoption did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard on January 1, 2018. The impact of ASU No. 2017-01 will be dependent upon the nature of our future acquisition or disposition transactions, if any.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU No. 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements.  ASU No. 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this standard on January 1, 2018 on a modified retrospective basis. Adoption of this standard did not have a material impact on our consolidated financial statements.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of the above accounting standards was as follows (in thousands):

	Balance at December 31, 2017	Transition Adjustments	Balance at January 1, 2018
Assets:
Deferred tax assets, net	$34,559	$595	$35,154
Liabilities:
Deferred revenue	8,618	(1,120)	7,498
Deferred revenue, non-current	16,115	(1,120)	14,995
Deferred tax liabilities, net	383,472	3,133	386,605
Shareholders' Equity:
Accumulated other comprehensive loss	(140,878)	53	(140,825)
Retained earnings	917,956	(351)	917,605
Revenue Recognition
Our revenue comprises product sales, net and royalty and contract revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Product Sales, Net
Product sales revenue is recognized when control has transferred to the customer, which occurs at a point in time, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from our consigned inventory location for shipment directly to a patient.
Reserves for Variable Consideration
Revenues from sales of products are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which relate to returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, coupon programs and rebates under managed care plans. Calculating certain of these reserves involves estimates and judgments and we determine their expected value based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data. These reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  We reassess our reserves for variable consideration at each reporting date. Historically, adjustments to estimates for these reserves have not been material.
Reserves for returns, specialty distributor fees, wholesaler fees, government rebates, coupon programs and rebates under managed care plans are included within current liabilities in our condensed consolidated balance sheets. Reserves for government chargebacks and prompt payment discounts are shown as a reduction in accounts receivable.
Royalties and Contract Revenues
We enter into out-licensing agreements under which we license certain rights to our products or product candidates to third parties.  If a licensing arrangement includes multiple goods or services, we consider whether the license is distinct. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  If the license to our intellectual property is determined not to be distinct, it is combined with other goods or services into a combined performance obligation. We consider whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees.  We evaluate the measure of progress each reporting date and, if necessary, adjust the measure of performance and related revenue recognition.
At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.  The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
For arrangements that include sales-based royalties and milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties and sales-based milestones relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or sales-based milestone has been allocated has been satisfied (or partially satisfied).
Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including, without limitation, the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with certain abbreviated new drug application, or ANDA, filers or on terms that are different from those contemplated by the settlement agreements; the potential U.S. introduction of new products that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or excessive daytime sleepiness in narcolepsy; ongoing patent litigation and related proceedings or the possibility of new ANDA filers and challenges; changes to or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities; operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA; and continued acceptance of Xyrem by physicians and patients.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2018, we had foreign exchange forward contracts with notional amounts totaling $186.5 million. As of March 31, 2018, the net liability fair value of outstanding foreign exchange forward contracts was $0.2 million. As of March 31, 2018, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net asset fair value of $5.4 million as of March 31, 2018. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of March 31, 2018 and December 31, 2017, allowances on receivables were not material. As of March 31, 2018, five customers accounted for 93% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 72% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 19% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to Xyrem, the API is manufactured for us by a single source supplier and the finished product is manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based Xyrem supplier.
Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early adoption is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The adoption of ASU No. 2016-02 will result in a significant increase in our consolidated balance sheet for right-of-use assets and lease liabilities.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreements we entered into in January 2015 and September 2017 to lease office space located in Palo Alto, California in buildings constructed or to be constructed by the landlord, which are accounted for as build-to-suit arrangements under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland. The future minimum lease payments under these leases at March 31, 2018 were $213.9 million.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$136,883	$—	$—	$136,883	$136,883	$—
Time deposits	390,000	—	—	390,000	135,000	255,000
Money market funds	181,286	—	—	181,286	181,286	—
Totals	$708,169	$—	$—	$708,169	$453,169	$255,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$225,235	$—	$—	$225,235	$225,235	$—
Time deposits	235,000	—	—	235,000	20,000	215,000
Money market funds	140,800	—	—	140,800	140,800	—
Totals	$601,035	$—	$—	$601,035	$386,035	$215,000
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

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2018 and December 31, 2017 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$390,000	$390,000	$—	$235,000	$235,000
Money market funds	181,286	—	181,286	140,800	—	140,800
Interest rate contracts	—	5,416	5,416	—	2,138	2,138
Foreign exchange forward contracts	—	907	907	—	15,495	15,495
Totals	$181,286	$396,323	$577,609	$140,800	$252,633	$393,433
Liabilities:
Interest rate contracts	$—	$—	$—	$—	$392	$392
Foreign exchange forward contracts	—	1,120	1,120	—	5,017	5,017
Totals	$—	$1,120	$1,120	$—	$5,409	$5,409
As of March 31, 2018, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2018 or in 2017.
As of March 31, 2018, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $602 million and $561 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of March 31, 2018 and December 31, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
Interest Rate Contracts:	2018	2017
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$3,037	$(855)
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax	167	233
Assuming no change in LIBOR-based interest rates from market rates as of March 31, 2018, $0.6 million of gains recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2018 and December 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $186.5 million and $98.7 million, respectively. The foreign exchange loss in our condensed consolidated statements of income included gains of $3.8 million associated with foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2018.
The cash flow effects of our derivative contracts for the three months ended March 31, 2018 and 2017 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$706	Accrued liabilities	$—
	Other non-current assets	4,710
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	907	Accrued liabilities	1,120
Total fair value of derivative instruments		$6,323		$1,120

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$2,138	Accrued liabilities	$392
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	15,495	Accrued liabilities	5,017
Total fair value of derivative instruments		$17,633		$5,409
Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our condensed consolidated balance sheets of offsetting our interest rate contracts and foreign exchange forward contracts subject to such provisions (in thousands):

	March 31, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,711	$—	$2,711	$(71)	$—	$2,640
Derivative liabilities	(71)	—	(71)	71	—	—

	December 31, 2017
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,639	$—	$1,639	$(875)	$—	$764
Derivative liabilities	(875)	—	(875)	875	—	—

5. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$5,083	$3,542
Work in process	21,238	15,692
Finished goods	20,063	24,011
Total inventories	$46,384	$43,245

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$947,537
Foreign exchange	12,972
Balance at March 31, 2018	$960,509

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2018				December 31, 2017
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	14.6	$3,426,056	$(625,755)	$2,800,301	$3,392,832	$(562,473)	$2,830,359
Manufacturing contracts	—	13,192	(13,192)	—	12,824	(12,634)	190
Trademarks	—	2,918	(2,918)	—	2,910	(2,910)	—
Total finite-lived intangible assets		3,442,166	(641,865)	2,800,301	3,408,566	(578,017)	2,830,549
Acquired IPR&D assets		152,845	—	152,845	148,578	—	148,578
Total intangible assets		$3,595,011	$(641,865)	$2,953,146	$3,557,144	$(578,017)	$2,979,127
The increase in the gross carrying amount of intangible assets as of March 31, 2018 compared to December 31, 2017 reflected the positive impact of foreign currency translation adjustments, which was due to the strengthening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of March 31, 2018, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018 (remainder)	$158,964
2019	211,923
2020	208,917
2021	207,837
2022	207,083
Thereafter	1,805,577
Total	$2,800,301

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Build-to-suit facility	$52,222	$51,721
Land and buildings	46,857	46,729
Leasehold improvements	29,491	28,779
Construction-in-progress	27,820	21,738
Manufacturing equipment and machinery	24,794	23,586
Computer software	19,391	19,969
Computer equipment	12,481	12,814
Furniture and fixtures	6,739	5,947
Subtotal	219,795	211,283
Less accumulated depreciation and amortization	(40,875)	(41,203)
Property, plant and equipment, net	$178,920	$170,080

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Rebates and other sales deductions	$88,878	$81,368
Estimated loss contingency	57,000	—
Employee compensation and benefits	40,966	54,930
Royalties	7,050	8,058
Selling and marketing accruals	4,546	3,189
Clinical trial accruals	4,053	2,181
Professional fees	3,597	3,213
Inventory-related accruals	3,223	3,002
Sales returns reserve	3,107	3,651
Accrued interest	2,638	7,297
Derivative instrument liabilities	1,120	5,409
Accrued construction-in-progress	838	2,827
Other	23,528	23,654
Total accrued liabilities	$240,544	$198,779

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2018	December 31, 2017
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(76,668)	(81,627)
2021 Notes, net	498,332	493,373

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(153,908)	(158,680)
2024 Notes, net	421,092	416,320

Term loan	662,737	671,345
Total debt	1,582,161	1,581,038
Less current portion	45,117	40,605
Total long-term debt	$1,537,044	$1,540,433
Exchangeable Senior Notes
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
As of March 31, 2018, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2018 and December 31, 2017. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Facility Leases. In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building subsequently constructed by the landlord. The term of this lease is 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term twice for a period of five years each. We are the deemed owner of the building based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord’s costs of constructing the building were capitalized on our consolidated balance sheets offset a corresponding financing obligation. We began to occupy this office space in October 2017. As of March 31, 2018, the total amount of the related financing obligation was $64.4 million, which is classified within current liabilities and non-current liabilities in our condensed consolidated balance sheets.
In September 2017, we entered into an agreement to lease office space located in Palo Alto, California in a second building to be constructed by the same landlord. We expect to occupy this office space by the end of 2019. This lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of 5 years each. We are the deemed owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases. As of March 31, 2018, we recorded project construction costs of $24.8 million incurred by the landlord as construction-in-progress in property, plant and equipment, net and a corresponding financing obligation in other non-current liabilities in our consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period.
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
Other Commitments. As of March 31, 2018, we had $74.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem ANDA Litigation. On December 10, 2012, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Amneal Pharmaceuticals, Inc., formerly known as Amneal Pharmaceuticals, LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 18, 2013, we filed a lawsuit against Amneal in the federal district court of New Jersey, or District Court, alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. On November 21, 2013, we received a notice of Paragraph IV Certification from Par Pharmaceutical, Inc., or Par, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On December 27, 2013, we filed a lawsuit against Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Par’s ANDA and seeking a permanent injunction to prevent Par from introducing a generic version of Xyrem that would infringe these patents.

In May 2014, the District Court granted a request by Amneal to consolidate its case with the Par case. Additional patents covering Xyrem have been issued since May 2014 and have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, for Xyrem. Amneal and Par gave us additional notices of Paragraph IV Certifications regarding such patents, and we filed additional lawsuits against Amneal and Par in the District Court alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s and Par’s ANDAs and seeking a permanent injunction to prevent Amneal and Par from introducing a generic version of Xyrem that would infringe our patents. In August 2016, we and Par stipulated to dismiss claims relating to our patents covering the formulation of Xyrem on the grounds that Par had notified the FDA that it had converted its Paragraph IV Certifications to Paragraph III Patent Certifications, or Paragraph III Certifications. In September 2017, we and Amneal stipulated to dismiss claims relating to certain of our patents covering the formulation of Xyrem on the grounds that Amneal had notified the FDA that it had converted its Paragraph IV Certifications as to these patents to Paragraph III Certifications.
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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Teva and Lupin into a single case for all purposes. Although no trial date has been set for the consolidated case, discovery is scheduled to conclude in the fourth quarter of 2018, and the trial in this consolidated case could occur as early as later that quarter. As discussed in more detail below, we entered into settlement agreements and related agreements in January 2018 and March 2018 with Par and Teva, respectively; as a result, the remaining parties in the consolidated case are Amneal and Lupin.
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
Xyrem ANDA Litigation Settlements. On January 9, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par in the District Court, as well as related discovery proceedings and certain IPR proceedings currently on appeal to the United States Court of Appeals for the Federal Circuit, or Federal Circuit. On January 19, 2018, the District Court approved an order dismissing the litigation.  In connection with the settlement, we granted Par the right to sell a limited volume of an authorized generic version of Xyrem, or the Par AG Product, in the U.S. for a term beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, or the Par AG Sales Period. Such circumstances include events related to acceleration of the launch date of the authorized generic version of Xyrem by the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, under the terms of our settlement with West-Ward, the earlier launch of another party’s authorized generic or generic sodium oxybate product, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. The volume of the Par AG Product is limited to an annual amount equal to a low single-digit percentage of Xyrem sales volume during the calendar year preceding the entry date of the Par AG Product. We also granted Par a non-exclusive license under the Xyrem patents to make, have made and market its own generic sodium oxybate product under Par’s ANDA (assuming FDA approval is obtained) effective December 31, 2025, or earlier under certain circumstances. Such circumstances include events related to launch of a generic sodium oxybate product by West-Ward or another party under its ANDA, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. If the Par license to market its own generic sodium oxybate product accelerates, then Par will have the option to elect to market the Par AG Product until December 31, 2025, but Par will not be entitled to market the Par AG Product and its own generic sodium oxybate product simultaneously. We are entitled to receive a meaningful royalty on net sales of the Par AG Product over the Par AG Sales Period, as well as payment for the supply of the Par AG Product and reimbursement for a portion of the services costs associated with the operation of the Xyrem REMS and distribution of the Par AG Product.
On March 30, 2018, we entered into a settlement agreement resolving our patent infringement litigation against Teva in the District Court. On April 5, 2018, the District Court approved an order dismissing the litigation. In connection with the settlement, we granted Teva a license to manufacture, market and sell its own generic sodium oxybate product on or after December 31, 2025, or earlier depending on the occurrence of certain events.
We had previously entered into settlement agreements with four other ANDA filers, including the first filer, West-Ward. The specific terms of all of the settlement agreements are confidential. The settlements do not resolve the consolidated case against Amneal and Lupin, or the case against the most recent ANDA filer, Mallinckrodt, which remain pending.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six of our seven patents associated with the Xyrem REMS, or REMS patents. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of the six REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. On April 24, 2018, the Supreme Court of the United States issued an opinion holding that the PTAB does not have authority to partially review a patent where an IPR petitioner has asked for review of all of the claims. As a result of that ruling, the Federal Circuit is considering how to adjudicate the appeal of the PTAB’s March 2017 decision. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any future IPR or other proceeding, the outcome of the appeal of the July 2016 and March 2017 PTAB decisions with respect to the REMS patents or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. Other companies have disclosed similar subpoenas and continuing inquiries. We have a comprehensive program intended to ensure our compliance with applicable legal and regulatory requirements for pharmaceutical companies, including guidelines established by the Office of Inspector General of the U.S. Department of Health and Human Services regarding patient assistance programs, and we have been cooperating with the government’s investigation. We have engaged in discussions with the U.S. Department of Justice, or DOJ, about a possible resolution, and in April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. During the three months ended March 31, 2018, we recorded $57.0 million related to this matter within accrued liabilities on our condensed consolidated balance sheet with the related expense included in selling, general and administrative expenses on our condensed consolidated statement of income. Material issues remain subject to further negotiation and approval by us and the DOJ before the proposed settlement can be finalized. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement could also involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome.

10. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2018 and 2017 (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$2,713,097
Effect of adoption of new accounting standards	(298)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	10,588
Employee withholding taxes related to share-based awards	(14,594)
Share-based compensation	24,276
Shares repurchased	(34,546)
Other comprehensive income	42,057
Net income	45,991
Shareholders' equity at March 31, 2018	$2,786,571

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$1,877,339
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	5,676
Employee withholding taxes related to share-based awards	(14,431)
Share-based compensation	25,297
Shares repurchased	(13,896)
Other comprehensive income	17,490
Net income	86,511
Shareholders' equity at March 31, 2017	$1,983,986
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In the three months ended March 31, 2018, we spent a total of $34.5 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $145.34 per share. As of March 31, 2018, the remaining amount authorized under the share repurchase program was $148.2 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,482	$(142,360)	$(140,878)
Effect of adoption of ASU No. 2017-12	53	—	53
Balance at January 1, 2018	1,535	(142,360)	(140,825)
Other comprehensive income before reclassifications	3,037	38,853	41,890
Amounts reclassified from accumulated other comprehensive loss	167	—	167
Other comprehensive income, net	3,204	38,853	42,057
Balance at March 31, 2018	$4,739	$(103,507)	$(98,768)
During the three months ended March 31, 2018, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized gain on derivatives that qualify as cash flow hedges.

11. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$45,991	$86,511
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	59,928	59,880
Dilutive effect of employee equity incentive and purchase plans	1,250	1,298
Weighted-average ordinary shares used in per share calculations - diluted	61,178	61,178

Net income per ordinary share:
Basic	$0.77	$1.44
Diluted	$0.75	$1.41
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three months ended March 31, 2018 and 2017 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2018	2017
Exchangeable Senior Notes	5,504	2,878
Options to purchase ordinary shares and RSUs	3,279	3,406
Ordinary shares under ESPP	26	—

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2018	2017
Xyrem	$316,777	$272,326
Erwinaze/Erwinase	50,627	51,388
Defitelio/defibrotide	35,061	35,900
Vyxeos	26,228	—
Prialt® (ziconotide) intrathecal infusion	6,126	7,717
Other	6,028	6,347
Product sales, net	440,847	373,678
Royalties and contract revenues	3,766	2,375
Total revenues	$444,613	$376,053
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$405,687	$339,183
Europe	28,331	31,352
All other	10,595	5,518
Total revenues	$444,613	$376,053
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2018	2017
Express Scripts	71%	72%
McKesson	20%	17%
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of March 31, 2018 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon, in connection with two license, development and commercialization agreements granting Nippon exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.9 million during the three months ended March 31, 2018 relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.

The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the three months ended March 31, 2018 (in thousands):

Contract Liabilities
Balance as of December 31, 2017	$24,733
Effect of adoption of ASU 2014-09	(2,240)
Amount recognized within royalties and contract revenues	(1,875)
Balance as of March 31, 2018	$20,618

13. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative	$18,234	$19,805
Research and development	4,375	4,142
Cost of product sales	1,694	1,246
Total share-based compensation expense, pre-tax	24,303	25,193
Income tax benefit from share-based compensation expense	(3,668)	(7,624)
Total share-based compensation expense, net of tax	$20,635	$17,569
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2018	2017
Shares underlying options granted (in thousands)	1,152	1,171
Grant date fair value	$46.08	$42.19
Black-Scholes option pricing model assumption information:
Volatility	35%	35%
Expected term (years)	4.5	4.3
Range of risk-free rates	2.2-2.5%	1.7-1.8%
Expected dividend yield	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2018	2017
RSUs granted (in thousands)	461	468
Grant date fair value	$140.60	$135.46
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.

As of March 31, 2018, compensation cost not yet recognized related to unvested share options and RSUs was $101.6 million and $121.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 3.0 years, respectively.

14. Income Taxes
Our income tax provision was $19.1 million in the three months ended March 31, 2018 compared to $29.2 million for the same period in 2017. The effective tax rate was 29.2% in the three months ended March 31, 2018 compared to 25.2% for the same period in 2017. The increase in the effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the impact of the accrued estimated loss contingency and a decrease in originating tax credits, partially offset by a decrease in the U.S. corporate income tax. The effective tax rate for the three months ended March 31, 2018 was higher than the Irish statutory rate of 12.5% primarily due to various expenses not deductible for income tax purposes, income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Our net deferred tax liability primarily arose due to the acquisition of Celator Pharmaceuticals, Inc. The balance is net of deferred tax assets which are comprised primarily of U.S. federal and state tax credits, U.S. federal and state and foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain foreign and U.S. federal and state deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. These jurisdictions have statute of limitations ranging from three to five years. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2013 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $47 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at March 31, 2018. We disagree with the proposed assessment and intend to contest it vigorously.
For the three months ended March 31, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded as of December 31, 2017 in accordance with the SEC’s Staff Accounting Bulletin No. 118, or SAB 118. We will continue to analyze the impact of the U.S. Tax Cuts and Jobs Act under SAB 118 and will record adjustments to provisional amounts as our analyses are refined.

15. Subsequent Event
On April 30, 2018, we entered into an agreement with Spark Therapeutics, Inc., or Spark, to purchase a rare pediatric disease priority review voucher, or PRV, from Spark.  In consideration for the PRV, we will pay Spark $110.0 million upon closing of the transaction, which is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  As we may use the PRV to obtain priority review by the FDA for one of our future regulatory submissions or may sell or transfer the PRV to a third party, we will capitalize the acquisition cost within intangible assets on our condensed consolidated balance sheet upon closing of the transaction.

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
In the three months ended March 31, 2018, our total net product sales increased by 18% compared to the same period in 2017, primarily due to an increase in Xyrem net product sales and net product sales of Vyxeos, which launched in the U.S. in August 2017. We expect total net product sales to increase in 2018 over 2017, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
Significant Developments Affecting Our Business
In February 2018, we announced that the National Comprehensive Cancer Network added Vyxeos to the Clinical Practice Guidelines in Oncology for AML.

In February 2018, we enrolled the first patient in a Phase 2 proof of concept trial to evaluate the safety and efficacy of defibrotide for the prevention of acute Graft versus Host Disease, or aGvHD, in patients following allogeneic HSCT.
In March 2018, the FDA accepted for filing with a standard review our new drug application, or NDA, seeking marketing approval for solriamfetol, an investigational medicine for the treatment of excessive sleepiness, or ES, in adult patients with obstructive sleep apnea, or OSA, or narcolepsy. The FDA has set a target action date under the Prescription Drug User Fee Act, or PDUFA, of December 20, 2018.
In April 2018, we reached an agreement in principle with the U.S. Department of Justice, or DOJ, on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “— Other Challenges and Risks.”
In April 2018, we entered into an agreement with Spark Therapeutics, Inc., or Spark, to purchase a rare pediatric disease priority review voucher, or PRV, which we may use to obtain priority review by the FDA for one of our future regulatory submissions. In consideration for the PRV, we will pay Spark $110.0 million upon closing of the transaction, which is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act.
In April 2018, we submitted a supplemental new drug application, or sNDA, to the FDA seeking revised labeling for Xyrem to include an indication to treat cataplexy and EDS in pediatric narcolepsy patients, along with a pediatric written request report.
Continued Emphasis on Research and Development
During the three months ended March 31, 2018, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
Solriamfetol (JZP-110)	ES in OSA
NDA accepted for filing in first quarter of 2018 with a target action date under PDUFA of December 20, 2018; preparing to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in late 2018

Solriamfetol (JZP-110)	ES in narcolepsy	NDA accepted for filing in first quarter of 2018 with a target action date under PDUFA of December 20, 2018; preparing to submit an MAA to the EMA in late 2018
Solriamfetol (JZP-110)	ES in Parkinson’s disease	First patient enrolled in Phase 2 trial in first quarter of 2017; targeting completion of enrollment by late 2018
Xyrem (sodium oxybate)	EDS and cataplexy in pediatric narcolepsy patients with cataplexy	sNDA and pediatric written request report submitted to the FDA in the second quarter of 2018
JZP-507 (oxybate; 50% sodium reduction)	EDS and cataplexy in narcolepsy	NDA submission under evaluation
JZP-258 (oxybate; 90% sodium reduction)	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial in first quarter of 2017; expect to complete enrollment in fourth quarter of 2018; subject to results of trial, expect to submit an NDA to the FDA in 2019
JZP-258	Idiopathic hypersomnia, or IH	Expect to initiate Phase 3 trial in second half of 2018
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process

Project	Disease Area	Status
Hematology/Oncology
Vyxeos	High-risk AML	Submitted an MAA to the EMA in fourth quarter of 2017; request for accelerated assessment accepted
Vyxeos	Myelodysplastic syndrome, or MDS	Preparing for Phase 2 trial with cooperative group with planned initiation in second half of 2018
Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of aGvHD following allogeneic HSCT	First patient enrolled in Phase 2 proof of concept trial in first quarter of 2018
Defibrotide	Transplant-associated thrombotic microangiopathy, or TA-TMA	Expect to activate sites in pivotal Phase 2 trial in fourth quarter of 2018
Asparaginase	ALL and other hematological malignancies	Activities related to development of improved products, including a recombinant crisantaspase
CombiPlex combinations	Oncology/hematological disorders	Pre-clinical evaluation of oncology therapeutic combinations
In addition, we are engaged in a number of licensing and collaboration agreements, including with:

•
ImmunoGen, Inc. for opt-in rights to license two early-stage, hematology-related antibody-drug conjugate, or ADC, product candidates, one of which has been granted orphan drug designation by the FDA, as well as an additional ADC product candidate;

•	Pfenex, Inc. for rights to multiple early-stage hematology product candidates and an option to negotiate a license for a recombinant pegaspargase product candidate; and

•	XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates.
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
Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 72% of our net product sales for the three months ended March 31, 2018 and 74% of our net product sales for the year ended December 31, 2017. As a result, we continue to place a high priority on seeking to increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We also focus on enhancing and enforcing our intellectual property rights related to Xyrem, and on product development efforts to develop product, service and safety improvements for patients.
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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the federal district court of New Jersey, or District Court, asserting that such generic products would violate our patents covering Xyrem. We have settled lawsuits against six of the ANDA filers. In our settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, we granted West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. In our settlement with Par Pharmaceutical, Inc., or Par, we granted Par the right to sell a limited volume of an AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of West-Ward’s AG Product launch date. We also granted Par a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including circumstances related to the launch of a generic sodium oxybate product by West-Ward or another company under its ANDA. We have also settled all lawsuits with four of the other ANDA filers, granting each of them a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another company of a generic sodium oxybate product under its ANDA.
Patent lawsuits against two of the remaining non-settling ANDA filers have been consolidated as one case and remain pending. Although no trial date has been set, discovery is scheduled to conclude in the fourth quarter of 2018, and the trial in this consolidated case could occur as early as later that quarter. The most recent ANDA was filed in November 2017, and we filed a patent lawsuit against that filer in the District Court in January 2018. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers. We do not know whether additional ANDAs have been or will be filed.
In July 2016, the Patent Trial and Appeal Board, or PTAB, issued final decisions that the claims of six patents associated with the Xyrem REMS are unpatentable. In March 2017, the PTAB issued a final decision that three claims of a seventh Xyrem patent associated with the Xyrem REMS are unpatentable. Those PTAB decisions are currently on appeal to the United States Court of Appeals for the Federal Circuit, or Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. On April 24, 2018, the Supreme Court of the United States issued an opinion holding that the PTAB does not have authority to partially review a patent where an inter partes review petitioner has asked for review of all of the claims. As a result of that ruling, the Federal Circuit is considering how to adjudicate the appeal of the PTAB’s March 2017 decision.

For a further description of these legal proceedings and certain of the settlement agreements relating to Xyrem, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In addition, Xyrem could also be subject to potential future competition from other products. Companies could develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative delivery technology. For example, Avadel Pharmaceuticals plc, or Avadel, is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently established an expanded access program for the product and has stated that it expects to submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. If any company successfully develops, obtains FDA approval of and launches a product that is approved in the U.S. for the treatment of narcolepsy patients, it could result in a substantial reduction of Xyrem sales, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described elsewhere in this Quarterly Report on Form 10-Q. We expect that the launch of an AG Product or a generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
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
For further discussion regarding the risks associated with Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” and “Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 11% of our net product sales for the three months ended March 31, 2018 and 12% for the year ended December 31, 2017. A significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL.
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
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we have been experiencing temporary supply disruptions in the second quarter of 2018 in the U.S. and other countries. We cannot predict whether the required remediation activities in connection with the FDA warning letter or the MHRA report will further strain manufacturing capacity and adversely affect Erwinaze supply. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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

For further discussion of these and other risks and uncertainties associated with Erwinaze, see the risk factors set forth in “Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% of our net product sales for the three months ended March 31, 2018 and for the year ended December 31, 2017. We seek to increase sales of Defitelio through sales and marketing activities. However, our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
For further discussion of these and other risks and uncertainties associated with Defitelio, see the risk factors set forth in “Risks Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Vyxeos. We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., or the Celator Acquisition. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed t-AML or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017, and our commercial launch in the U.S. is still at an early stage. Sales of Vyxeos were 6% of our net product sales for the three months ended March 31, 2018 and 2% of our net product sales for the year ended December 31, 2017. In the fourth quarter of 2017, we submitted an MAA for Vyxeos in the European Union, or EU, for the treatment of t-AML or AML-MRC. We expect to launch Vyxeos, if approved, in the EU on a rolling basis shortly following approval, which could occur as early as mid-2018. We cannot predict whether we will be able to obtain approval in the EU in a timely manner, or at all.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of additional risks and uncertainties, including potential delays or problems in the supply or manufacture of Vyxeos, acceptance by hospital pharmacy and therapeutics committees in the U.S., the availability of adequate coverage, pricing and reimbursement approvals and potential competition from products in development. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in the EU in a timely manner, or at all, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For further discussion of these and other risks and uncertainties associated with Vyxeos, see the risk factors set forth in “Risks Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Solriamfetol. In the fourth quarter of 2017, we submitted an NDA to the FDA to seek approval for solriamfetol in the treatment of ES associated with OSA and narcolepsy. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review. The FDA has set a target action date under PDUFA of December 20, 2018. We cannot predict whether our NDA will be approved by the FDA in a timely manner, or at all. Our ability to realize the anticipated benefits from an approved solriamfetol product and our investment in solriamfetol is subject to a number of risks and uncertainties, including, among other things, the outcome of DEA scheduling review, which will need to be completed after NDA approval, if any, but before commercial launch, market acceptance for an approved solriamfetol product, potential competition from other products in development and the availability of adequate pricing, coverage and reimbursement by government programs and third party payors. For further discussion of these and other risks and uncertainties associated with solriamfetol, see the risk factors set forth in “Risks Factors” Part II, Item 1A of this Annual Report on Form 10-Q.
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
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. Other companies have disclosed similar subpoenas and continuing inquiries. We have a comprehensive program intended to ensure our compliance with applicable legal and regulatory requirements for pharmaceutical companies, including guidelines established by the Office of Inspector General of the U.S. Department of Health and Human Services regarding patient assistance programs, and we have been cooperating with the government’s investigation. We have engaged in discussions with the DOJ about a possible resolution, and in April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement could also involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Product sales, net	$440,847	$373,678	18%
Royalties and contract revenues	3,766	2,375	59%
Cost of product sales (excluding amortization of intangible assets)	33,919	25,065	35%
Selling, general and administrative	207,213	144,255	44%
Research and development	62,667	44,928	39%
Intangible asset amortization	53,007	25,665	107%
Interest expense, net	20,605	18,844	9%
Foreign exchange loss	1,728	1,464	18%
Income tax provision	19,146	29,160	(34)%
Equity in loss of investees	337	161	109%
Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Xyrem	$316,777	$272,326	16%
Erwinaze/Erwinase	50,627	51,388	(1)%
Defitelio/defibrotide	35,061	35,900	(2)%
Vyxeos	26,228	—	N/A(1)
Prialt® (ziconotide) intrathecal infusion	6,126	7,717	(21)%
Other	6,028	6,347	(5)%
Product sales, net	440,847	373,678	18%
Royalties and contract revenues	3,766	2,375	59%
Total revenues	$444,613	$376,053	18%
_____________________________

(1)	Comparison to prior period not meaningful.
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2018 compared to the same period in 2017 due to an increase in sales volume and a higher average net selling price. Xyrem product sales volume increased by 9% in the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by an increase in the average number of patients on Xyrem. Price increases were instituted in January 2018 and July 2017. Erwinaze product sales for the three months ended March 31, 2018 were consistent with the same period in 2017. The company experienced supply challenges in the three months ended March 31, 2018, which resulted in fluctuations in inventory levels and temporary disruptions in the company’s ability to supply certain markets. Defitelio/defibrotide product sales for the three months ended March 31, 2018 were consistent with the same period in 2017. Vyxeos product sales in the three months ended March 31, 2018 were $26.2 million. Vyxeos launched in the U.S. in August 2017. Prialt product sales decreased in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a change in the relative mix of vial sizes sold. Other product sales decreased in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a decrease in sales of our psychiatry products due to generic competition, partially offset by an increase in sales of other products. We expect total product sales will increase in 2018 over 2017, primarily due to anticipated growth in sales of Xyrem, Vyxeos and Defitelio.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher contract revenues from out-licensing agreements. We do not expect royalties and contract revenues to change materially in 2018 compared to 2017.
Cost of Product Sales
Cost of product sales increased in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to an increase in net product sales. Gross margin as a percentage of net product sales was 92.3% in the three months ended March 31, 2018 compared to 93.3% for the same period in 2017. The decrease in the gross margin percentage in the three months ended March 31, 2018 was primarily due to a change in product mix. We do not expect our gross margin as a percentage of net product sales to change materially in 2018 compared to 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to an accrued estimated loss contingency of $57.0 million. In April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. For a further description of this matter, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Selling, general and administrative expenses for the three months ended March 31, 2018 also included an increase in compensation-related expenses of $5.2 million, driven by higher headcount, and higher marketing and promotional expenses, primarily due to pre-launch promotional costs for the potential U.S. commercial launch of solriamfetol and EU launch of Vyxeos, compared to the same period in 2017. We expect selling, general and administrative expenses in 2018 to increase compared to 2017, primarily due to an estimated loss contingency and an increase in compensation-related expenses and other expenses resulting from the expansion and support of our business and an increase in expenses related to the preparation for the potential U.S. commercial launch of solriamfetol, continuation of the U.S launch of Vyxeos and the potential EU commercial launch of Vyxeos.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Clinical studies and outside services	$28,189	$22,931
Personnel expenses	17,204	16,655
Milestone expenses	11,000	—
Other	6,274	5,342
Total	$62,667	$44,928
Research and development expenses increased by $17.7 million in the three months ended March 31, 2018 compared to the same period in 2017. Clinical studies and outside services costs increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in expenses related to our ongoing pre-clinical and clinical development programs and regulatory activities, partially offset by lower clinical trial costs following the completion of three Phase 3 clinical trials for solriamfetol. Milestone expense of $11.0 million in the three months ended March 31, 2018 related to milestone payments following FDA acceptance of our NDA for solriamfetol in March 2018.
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
Intangible Asset Amortization
Intangible asset amortization increased by $27.3 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the commencement of amortization of the Vyxeos intangible asset upon FDA approval in August 2017. We expect intangible asset amortization to increase in 2018 compared to 2017 due to the full year of amortization of the Vyxeos intangible asset.
Interest Expense, Net
Interest expense, net increased by $1.8 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to interest expense on our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in the third quarter of 2017 and higher interest rates on our term loan borrowings, partially offset by a reduction in interest expense following repayment of our revolving credit facility in full in the third quarter of 2017. We expect interest expense, net will be higher in 2018 compared to 2017 primarily due to the amortization of the debt discount on the 2024 Notes, partially offset by higher interest income.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Income Tax Provision
Our income tax provision was $19.1 million in the three months ended March 31, 2018 compared to $29.2 million for the same period in 2017. The effective tax rate was 29.2% in the three months ended March 31, 2018 compared to 25.2% for the same period in 2017. The increase in the effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the impact of the estimated loss contingency and a decrease in originating tax credits, partially offset by a decrease in U.S corporate income tax rate. The effective tax rate for the three months ended March 31, 2018 was higher than the Irish statutory rate of 12.5% primarily due to various expenses not deductible for income tax purposes, income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits.

Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of March 31, 2018, we had cash, cash equivalents and investments of $708.2 million, borrowing availability under our revolving credit facility of $1.25 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $667.7 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021 and $575.0 million principal amount of the 2024 Notes. We generated cash flows from operations of $162.4 million during the three months ended March 31, 2018, and we expect to continue to generate positive cash flows from operations during 2018.
We believe that our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. In the three months ended March 31, 2018, we spent a total of $34.5 million to purchase 0.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $145.34 per share.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$162,359	$164,540
Net cash used in investing activities	(47,149)	(3,574)
Net cash used in financing activities	(47,575)	(181,674)
Effect of exchange rates on cash and cash equivalents	(501)	1,740
Net increase (decrease) in cash and cash equivalents	$67,134	$(18,968)
Net cash provided by operating activities of $162.4 million for the three months ended March 31, 2018 related to net income of $46.0 million, adjusted for non-cash items of $93.2 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $23.2 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $164.5 million for the three months ended March 31, 2017 related to net income of

$86.5 million, adjusted for non-cash items of $47.0 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $31.0 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2018 primarily related to the net acquisition of investments of $40.0 million and purchases of property and equipment of $7.1 million. Net cash used in investing activities for the three months ended March 31, 2017 primarily related to purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2018 primarily related to repurchase of ordinary shares under our share repurchase program of $34.5 million, payment of employee withholding taxes of $14.6 million related to share-based awards and repayment of our term loan principal of $9.0 million, partially offset by proceeds from employee equity incentive and purchase plans of $10.6 million. Net cash used in financing activities for the three months ended March 31, 2017 primarily related to repayment of borrowings under our revolving credit facility of $150.0 million, payment of employee withholding taxes of $14.4 million related to share-based awards, repurchase of ordinary shares under our share repurchase program of $13.9 million and repayment of our term loan principal of $9.0 million, partially offset by proceeds from employee equity incentive and purchase plans of $5.7 million.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2018, no amounts were outstanding under our revolving credit facility. During the three months ended March 31, 2018, there were no material changes to our credit agreement and our Exchangeable Senior Notes as set forth in Note 11, Debt of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations
During the three months ended March 31, 2018, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
On April 30, 2018, we entered into an agreement with Spark to purchase a PRV from Spark.  In consideration for the PRV, we will pay Spark $110.0 million upon closing of the transaction, which is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the HSR Act.

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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the revenue recognition policy that was updated as a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers” our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2018, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 72% of our net product sales for the three months ended March 31, 2018 and 74% of our net product sales for the year ended December 31, 2017. Our future plans assume that sales of Xyrem will increase, but we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2018, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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
We have settled lawsuits against six of the ANDA filers. On April 5, 2017, we settled all lawsuits against the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. On January 9, 2018, we settled all litigation with Par Pharmaceutical, Inc., or Par, granting Par the right to sell a limited volume of AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of the West-Ward AG Product launch date. We also granted Par a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including circumstances related to launch of a generic sodium oxybate product by West-Ward or another company under its ANDA. We have also settled all lawsuits with four of the other ANDA filers, granting each of them a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another party of a generic sodium oxybate product under its ANDA. In accordance with legal requirements, we have submitted our Xyrem settlement agreements to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or DOJ, for review.
Patent lawsuits against two of the remaining non-settling ANDA filers have been consolidated as one case and remain pending in the District Court. Although no trial date has been set, discovery is scheduled to conclude in the fourth quarter of 2018, and the trial in this consolidated case could occur as early as later that quarter. For further description of these settlements and legal proceedings, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 3 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filers.
Certain ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six patents associated with the Xyrem REMS, or REMS patents, are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and, in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. On April 24, 2018, the Supreme Court of the United States, or Supreme Court, issued an opinion holding that the PTAB does not have authority to partially review a patent where an IPR petitioner has asked for review of all of the claims. As a result of that ruling, the Federal Circuit is considering how to adjudicate the appeal of the PTAB’s March 2017 decision. For further description of these legal proceedings, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
Other companies could also develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or a different delivery technology, and seek approval in the U.S. through an NDA approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by referencing Xyrem and relying, to some degree, on the FDA’s approval of Xyrem and related determinations of safety and efficacy. Avadel Pharmaceuticals plc, or Avadel, a company that is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients, has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem.
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently established an expanded access program for the product and has stated that it expects to submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. The receipt of marketing approval and commercialization of this product, Avadel’s product or other products that may be approved in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, reduce Xyrem sales, which could have the additional effect of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described above and elsewhere in this Quarterly Report on Form 10-Q.
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
For further discussion regarding legal proceedings and settlement agreements related to Xyrem, the risks associated with our ANDA settlement agreements, the approval and tentative approval of ANDAs, the potential launch of AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 3 of this Quarterly Report on Form 10-Q, the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “Risks Related to Our Intellectual Property,” and “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in this Part II, Item 1A, and Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Erwinaze
Erwinaze (called Erwinase in markets outside the U.S.), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere. Erwinaze is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 2018. We cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension. If the agreement is terminated, we will lose our license to sell Erwinaze in any market after December 2020, except under specified terms for a post-termination transition period.
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

•	the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, particularly in adults;

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
Because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, and our Defitelio sales will be difficult to predict from period to period. As a result, Defitelio sales results or trends in any period are not necessarily indicative of future performance. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from Defitelio would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We submitted a marketing authorization application, or MAA, for Vyxeos in the EU for the treatment of t-AML or AML-MRC in the fourth quarter of 2017. We cannot predict whether our application will be successful or whether we will be able to obtain a positive opinion of the EMA and an approval from the EC for Vyxeos in the EU in a timely manner, or at all.
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

Due to the lack of historical sales data from commercialization of Vyxeos, our Vyxeos sales will be difficult to predict from period to period. As a result, Vyxeos sales results or trends in any period may not necessarily be indicative of future performance. If sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in the EU in a timely manner, or at all, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
If we fail to maintain or increase revenue from sales of Erwinaze, Defitelio and Vyxeos, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition to the specific risks described above, sales volumes and revenues from each of these products could be negatively affected by other risks and uncertainties described elsewhere in this Part II, Item 1A.
In addition, if we fail to obtain approvals for certain of our marketed products in new indications or formulations, we will be unable to commercialize our products in new indications or formulations, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Solriamfetol
In 2017, we announced positive efficacy results from our two Phase 3 clinical trials of solriamfetol, a late-stage investigational compound being developed for potential treatment of excessive sleepiness, or ES, in patients with obstructive sleep apnea, or OSA, and from our Phase 3 clinical trial of solriamfetol in patients with narcolepsy. We submitted an NDA to the FDA in the fourth quarter of 2017 to seek approval for solriamfetol in the treatment of ES associated with OSA and ES associated with narcolepsy. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review. The FDA has set a target action date under the Prescription Drug User Fee Act, or PDUFA, of December 20, 2018. We cannot predict whether our NDA will be approved by the FDA in a timely manner, or at all. Our ability to realize the anticipated benefits from an approved solriamfetol product is subject to a number of risks and uncertainties, including, among other things, the outcome of DEA scheduling review, which will need to be completed after NDA approval, if any, market acceptance for an approved solriamfetol product, potential competition and the availability of adequate pricing, coverage and reimbursement by government programs and third party payors, as well as other risks and uncertainties described elsewhere in this Part II, Item 1A.
Other Product Candidates
In furtherance of our growth strategy, we have made significant investments in a number of other product candidates, including ongoing development activities for two other product candidates in our sleep therapeutic area.
Any failure or delay in completing necessary clinical trials and conducting other activities, including chemistry, manufacturing and controls, or CMC, activities, that are required to complete our planned regulatory submissions and obtain regulatory approvals could materially and adversely affect our business, financial condition, results of operations and growth prospects. See the discussion under the heading “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A for a discussion of risks related to our clinical trials of solriamfetol and other product candidates. See also the discussions under the headings “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates” in this Part II, Item 1A.
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
We have a manufacturing and development facility in Athlone, Ireland. We are using this facility for the manufacture of Xyrem and development-stage products, including JZP-507 and JZP-258, and we expect to manufacture these products commercially at our Athlone facility should these candidates receive regulatory approval. However, other than our Athlone facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing capability for our products, product candidates or their APIs, or packaging capability. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
Siegfried USA, LLC and its affiliates, or Siegfried, have been our sole supplier of sodium oxybate, the API for Xyrem, since 2012. Siegfried supplies sodium oxybate to our U.S.-based manufacturer of Xyrem and, through a Siegfried affiliate in Europe, to our Athlone facility. We expect that Siegfried will continue to be our sole supplier of sodium oxybate for the foreseeable future, and we cannot assure you that Siegfried can or will continue to supply on a timely basis, or at all, sufficient quantities of API to enable the manufacture of the quantities of Xyrem that we need. Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, is our sole U.S.-based manufacturer and supplier of Xyrem. Although we manufacture Xyrem in our Athlone facility, we expect to rely on Patheon as our U.S.-based supplier of Xyrem for the foreseeable future, and we cannot assure you that Patheon can or will continue to supply on a timely basis, or at all, the quantities of Xyrem that we need from Patheon.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL, a company that is wholly owned by the UK Department of Health and Social Care. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. PBL continues to address the issues identified by the FDA in the warning letter. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response to the warning letter. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
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
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we have been experiencing temporary supply disruptions in the second quarter of 2018 in the U.S. and other countries. We cannot predict whether the required remediation activities in connection with the January 2017 FDA warning letter or the December 2017 MHRA report will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
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
Vyxeos is manufactured using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Given that our Vyxeos launch is at an early stage, there is limited experience with this manufacturing process. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter manufactured batches that were used in the Phase 3 clinical trial for Vyxeos, but Baxter has since experienced batch failures due to mechanical, component and other issues and has also produced batches that have otherwise not been in compliance with applicable specifications. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If Baxter does not deliver sufficient quantities of Vyxeos in accordance with applicable specifications on a timely basis, whether due to batch failures or other delays, we may not have sufficient product for our planned commercial and clinical uses and our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
In addition, while the APIs in Vyxeos, daunorubicin and cytarabine, are available from a number of suppliers, certain suppliers have received warning letters from the FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to the FDA. If the FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected.
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
Our ability to develop and deliver products in a timely and competitive manner depends on our third party suppliers being able to continue to meet our ongoing commercial and development needs. Any delay in supplying, or failure to supply, products or product candidates by any of our suppliers could result in our inability to meet the commercial demand for our products, or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects.
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
In addition, we have periodically increased the price of Xyrem, most recently in January 2018, and may do so again in the future. We also have made and may in the future make similar price increases on our other products. Price increases on our products and negative publicity regarding pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of our products. For additional discussion about payor acceptance, see the risk factor under the heading “Access and adequate reimbursement coverage may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in this Part II, Item 1A.

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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently established an expanded access program for the product and has stated that it expects to submit an NDA to the FDA for the treatment of narcolepsy in adult patients during the first half of 2018. The receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
Nine companies have filed ANDAs with the FDA seeking to market generic versions of Xyrem. The FDA has approved or tentatively approved some of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. We have settled lawsuits against six of these companies, and patent litigation is ongoing with the other three ANDA filers. For a description of the settlement agreements, ongoing litigation and the risks related to the launch of a generic sodium oxybate product, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 3 of this Quarterly Report on Form 10-Q, and the risk factor under the heading “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem.”
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
AML, the cancer indication for which we commercialize Vyxeos, has alternative established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  The existing options for the treatment of newly-diagnosed t-AML patients who can tolerate chemotherapy include cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products that have been recently approved by the FDA or are in development for use as treatment options for AML patients, such as targeted agents (e.g., FLT-3, IDH-1, IDH-2, CD-33 and CAR T‑cell). Some of the patient populations being studied for, or treated by, these products overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.  The existence of established treatment options and the development of competing products for the treatment of newly-diagnosed t-AML or AML-MRC could negatively impact our ability to successfully commercialize Vyxeos and achieve the level of sales we expect, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In the fourth quarter of 2017, we submitted an NDA for solriamfetol to the FDA for the treatment of patients with ES in narcolepsy and ES in OSA. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review. The FDA has set a target action date under the PDUFA of December 20, 2018, and we expect that solriamfetol will be subject to scheduling under the U.S. Controlled Substances Act, or CSA, before it can be commercially launched. Other treatments for ES in patients with narcolepsy include stimulants and wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware of off-label uses of stimulants for ES in patients with OSA. Solriamfetol, if approved by the FDA, will likely face competition from this genericized market. In addition, we are aware of several other products in development for use as potential treatment options for ES in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
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
The FDA accepted for filing with standard review our NDA for solriamfetol to the FDA in the first quarter of 2018. The NDA was submitted to the FDA based on positive results from our two Phase 3 clinical trials, but if the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize solriamfetol, in which event we would not receive any return on our investment.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,230 as of May 2018. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, in June 2016, eligible members of the electorate in the UK decided by referendum to leave the EU. On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part II, Item 1A. In the U.S., tariffs on certain U.S. imports have recently been announced, and we cannot predict the effects that such tariffs and any retaliatory tariffs imposed by other countries on U.S. exports could have on our business.  However, these tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex. The size and complexity of our information technology systems, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of important information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue.
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
Although Xyrem is covered by patents covering its manufacture, formulation, distribution system and method of use, and we have U.S. patents that extend to 2033, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. Notwithstanding our patents and the terms of settlement agreements licensing those patents as of future dates, it is possible that any non-settling company that obtains and maintains FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce such product before our patents expire or before the entry dates specified in our settlement agreements, including if such company obtains a final judicial determination that its product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company decides, before applicable patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in such litigation at trial or on appeal, we cannot guarantee that a court will grant an injunction that prevents a defendant from marketing a product that infringes our patents. Instead the court may order a party that is found to infringe to pay damages, which could be significant. If a non-settling company launches a product in any of these scenarios, it could accelerate the launch dates for AG Products and generic sodium oxybate products under our ANDA litigation settlement agreements, depending on the circumstances. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our ANDA settlement agreements, the potential launch of AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 3 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part II, Item 1A.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreements with certain of the Xyrem ANDA filers, the potential launch of the AG Products or generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 3 of this Quarterly Report on Form 10-Q, Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with six of the Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we have submitted our Xyrem patent settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. Our lawsuits against each of the Xyrem ANDA filers allege infringement of multiple patents, including the DDI patents, and seek a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe our patents. In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the DDI with divalproex sodium. We cannot predict whether one or more of the non-settling ANDA filers, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents any non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty. For further discussion of these matters, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that relate to the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. The July 2016 and March 2017 PTAB decisions are part of a consolidated appeal currently pending before the Federal Circuit. If the Federal Circuit upholds the PTAB decisions on appeal, we will not be able to enforce claims the PTAB found unpatentable. On April 24, 2018, the Supreme Court issued an opinion holding that the PTAB does not have authority to partially review a patent where an IPR petitioner has asked for review of all of the claims. As a result of that ruling, the Federal Circuit is considering how to adjudicate the appeal of the PTAB’s March 2017 decision. For a description of these matters, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the non-settling ANDA filers or any other entity, the outcome of any proceeding, including any appeal, or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
We are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA, the EC or the competent authorities of the EU member states, as applicable. An application for marketing approval must contain information demonstrating the quality, safety and efficacy of the pharmaceutical product, including data from preclinical and clinical trials, information pertaining to the preparation and manufacture of the API, analytical methods, product formulation, details on the manufacture and stability of the finished pharmaceutical product and proposed product packaging and labeling. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. Moreover, the redemption of a rare pediatric disease priority review voucher, or PRV, for one of our future regulatory submissions to the FDA, such as the PRV for which we entered into an agreement to purchase in April 2018, may not result in faster review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. Any such limitations could reduce the size of the market for the product.
We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017, and we cannot predict whether our application will be successful or whether we will be able to obtain a positive opinion of the EMA and an approval from the EC for Vyxeos in the EU in a timely manner, or at all. The EMA accepted our request for an accelerated assessment of our MAA, but if we are unable to respond to any EMA questions or resolve any EMA issues relating to our regulatory application in a timely manner, we or the EMA could decide to convert our accelerated assessment review for Vyxeos to a standard review timetable, which could delay the assessment of our MAA and the marketing authorization for Vyxeos. Similarly, we submitted an NDA for solriamfetol to the FDA in the fourth quarter of 2017. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review. The FDA has set a target action date under PDUFA of December 20, 2018. However, the FDA does not always meet its PDUFA target action dates, and if the FDA fails to meet the PDUFA target action date for our solriamfetol NDA submission or fails to meet future PDUFA targeted action dates established for any of our product candidates, if any, the commercialization of the affected product candidate could be delayed or impaired. In any event, we cannot predict whether we will be able to obtain approval of our NDA for solriamfetol in the U.S. in a timely manner, or at all. If the applicable regulatory authority for such applications determines that our quality, safety or efficacy data do not warrant marketing approval, we could be required to conduct additional clinical trials, which could be costly and time-consuming and could delay the approval of our application, or we may not be able to commercialize Vyxeos in the EU and/or solriamfetol in the U.S. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.
An approved drug product or drug candidate that has not yet been approved by the FDA or equivalent authorities in other countries may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. We expect that solriamfetol will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of solriamfetol may be subject to a significant degree of regulation by the DEA.
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
Moreover, additional legislative changes to or regulatory changes under the Healthcare Reform Act remain possible and appear likely. In this regard, the U.S. Tax Cuts and Jobs Act of 2017, or U.S. Tax Act, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The nature and extent of any additional legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.
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
Patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate.  Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of foundation support for our patients who need assistance.
In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. We have engaged with the DOJ about a possible resolution, and in the first quarter of 2018, we recorded a $57.0 million accrual related to this matter. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.

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
The FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee, or the PRAC, may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended, or withdrawn. An FDA Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action. The failure to adequately address any matters identified by the FDA or other regulatory agencies in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition, a drug product approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse.  In this regard, we expect that solriamfetol will be subject to scheduling under the CSA before it can be commercially launched. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. The DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried in the U.S. to manufacture sodium oxybate, a Schedule I controlled substance, and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities. Other states and cities require identification or licensing of sales representatives. Other states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Outside the U.S., we are subject to similar regulations in those countries where we market and sell products.
The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action by the federal government.
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
We have been cooperating with the government’s investigation, and we have engaged in discussions with the DOJ about a possible resolution. In April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. Material issues remain subject to further negotiation and approval by us and the DOJ before the proposed settlement can be finalized. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement could also involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome.
We may also become subject to similar investigations by other state or federal governmental agencies or offices. Any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support (including organizations that provide assistance to narcolepsy and chronic pain patients). Such investigations may also result in negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, our products and/or reduce coverage of our products, including by federal health care programs and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements

included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the UK Bribery Act. As further discussed below, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, such as France, Belgium and Portugal, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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

We are also subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the U.S., the decision of the European Court of Justice that invalidated the safe harbor framework on which we previously relied has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In February 2016, the EC announced an agreement with the DOC to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the EC adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC and making commitments on the part of public authorities regarding access to information.
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
If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU General Data Protection Regulation. In addition, data protection authorities of the different EU member states may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.
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
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of the average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
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

The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018, and it is possible that it may be delayed further. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, we submitted an MAA to the EMA for Vyxeos in the fourth quarter of 2017. If Vyxeos is approved by the EC following a positive opinion from the EMA, we will need to make pricing and reimbursement submissions in the EU member states before the launch of the medicinal product. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from Vyxeos. If we are unable to obtain favorable pricing and reimbursement approvals in the EU member states that represent significant potential markets, our anticipated revenue from and growth prospects for Vyxeos in the EU could be negatively affected.
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
Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the EMA, or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the therapeutic indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EC or the competent authorities of the EU member states could lead to product liability lawsuits as well.
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
As of March 31, 2018, we had total indebtedness of approximately $1.8 billion, which included $667.7 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
Our strategy includes the expansion of our business through the acquisition or in-licensing and development of additional marketed products or product candidates that are in late-stage development. We cannot assure you that we will continue to identify attractive opportunities. Even if appropriate opportunities are available, in order to compete successfully to acquire attractive products or product candidates in the current business climate, we may have to pay higher prices for assets than may have been paid historically, and we may not have the financial resources necessary to pursue them. As a result, we may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. Our substantial indebtedness may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-

license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, including as a result of the UK’s withdrawal from the EU or as a result of tariffs and other trade restrictions potentially contributing to instability in the global financial markets, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and have an adverse effect on the market price of our securities.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $47 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at March 31, 2018. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, on December 22, 2017, the U.S. Tax Act was signed into law.  The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate from a maximum of 35% to a flat 21%, implementing a modified territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation, or CFC, for 2017 and onwards. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our ordinary shares is also uncertain and could be adverse.  Among other things, changes to the rules for determining CFC status could have an adverse effect on U.S. persons who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. Investors should consult their own advisers regarding the potential application of these rules to their investments in us.
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
Our U.S. affiliates have a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. Under the newly enacted U.S. Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $411.2 million, before tax effect, for 2018, $30.7 million, before tax effect, for 2019 and a combined total of $311.0 million, before tax effect, for 2020 to 2032.
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
Our intangible assets and goodwill are significant. As of March 31, 2018, we had recorded $3.9 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $163.75 on April 28, 2017 and a low of $128.58 on November 7, 2017 during the period from March 31, 2017 through March 31, 2018. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of April 30, 2018, we had 59,996,224 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of the Exchangeable Senior Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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

Our articles of association, Irish law and the indentures governing the Exchangeable Senior Notes contain provisions that could delay or prevent a takeover of us by a third party.
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
In addition to our articles of association, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent, and the shareholder approval requirements for certain types of transactions differ from those in the U.S., and in some cases are greater, under Irish law. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indentures governing the Exchangeable Senior Notes require us to repurchase the Exchangeable Senior Notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of 2021 Notes or 2024 Notes. A takeover of us may trigger the requirement that we purchase the Exchangeable Senior Notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1 - January 31, 2018	85,000	$143.78	85,000	$170,520,415
February 1 - February 28, 2018	78,900	$143.90	78,900	$159,168,242
March 1 - March 31, 2018	73,800	$148.66	73,800	$148,198,458
Total	237,700	$145.34	237,700
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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

10.1+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2018) (incorporated herein by reference to Exhibit 10.26C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.2+	Transition and Separation Agreement by and between Jazz Pharmaceuticals, Inc. and Karen Smith, dated as of March 24, 2018.
10.3†	Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: May 8, 2018

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Senior Vice President, Finance (Principal Accounting Officer)