Form 10-Q
period 2018-06-30
Jazz Pharmaceuticals plc
filed 2018-08-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2018, 60,409,148 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$485,081	$386,035
Investments	330,000	215,000
Accounts receivable, net of allowances	278,441	224,129
Inventories	46,156	43,245
Prepaid expenses	33,586	23,182
Other current assets	55,634	76,686
Assets held for sale	78,033	—
Total current assets	1,306,931	968,277
Property, plant and equipment, net	188,086	170,080
Intangible assets, net	2,842,277	2,979,127
Goodwill	936,493	947,537
Deferred tax assets, net	40,997	34,559
Deferred financing costs	10,779	7,673
Other non-current assets	23,404	16,419
Total assets	$5,348,967	$5,123,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,379	$24,368
Accrued liabilities	258,794	198,779
Current portion of long-term debt	33,387	40,605
Income taxes payable	17,934	21,577
Deferred revenue	6,456	8,618
Total current liabilities	347,950	293,947
Deferred revenue, non-current	12,288	16,115
Long-term debt, less current portion	1,558,314	1,540,433
Deferred tax liabilities, net	354,932	383,472
Other non-current liabilities	205,731	176,608
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,037,091	1,935,486
Accumulated other comprehensive loss	(168,228)	(140,878)
Retained earnings	1,000,356	917,956
Total shareholders’ equity	2,869,752	2,713,097
Total liabilities and shareholders’ equity	$5,348,967	$5,123,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$496,095	$389,655	$936,942	$763,333
Royalties and contract revenues	4,384	4,731	8,150	7,106
Total revenues	500,479	394,386	945,092	770,439
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	34,714	28,672	68,633	53,737
Selling, general and administrative	158,579	132,328	365,792	276,583
Research and development	56,132	40,157	118,799	85,085
Intangible asset amortization	54,959	26,186	107,966	51,851
Impairment charges	42,896	—	42,896	—
Acquired in-process research and development	—	2,000	—	2,000
Total operating expenses	347,280	229,343	704,086	469,256
Income from operations	153,199	165,043	241,006	301,183
Interest expense, net	(19,646)	(18,294)	(40,251)	(37,138)
Foreign exchange loss	(2,697)	(5,427)	(4,425)	(6,891)
Loss on extinguishment and modification of debt	(1,425)	—	(1,425)	—
Income before income tax provision and equity in loss of investees	129,431	141,322	194,905	257,154
Income tax provision	36,524	35,515	55,670	64,675
Equity in loss of investees	586	203	923	364
Net income	$92,321	$105,604	$138,312	$192,115

Net income per ordinary share:
Basic	$1.53	$1.76	$2.30	$3.20
Diluted	$1.50	$1.72	$2.26	$3.13
Weighted-average ordinary shares used in per share calculations - basic	60,177	60,100	60,053	59,991
Weighted-average ordinary shares used in per share calculations - diluted	61,438	61,463	61,309	61,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$92,321	$105,604	$138,312	$192,115
Other comprehensive income (loss):
Foreign currency translation adjustments	(70,814)	90,320	(31,961)	108,432
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $193, $(104), $651 and $(193), respectively	1,354	(726)	4,558	(1,348)
Other comprehensive income (loss)	(69,460)	89,594	(27,403)	107,084
Total comprehensive income	$22,861	$195,198	$110,909	$299,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$138,312	$192,115
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	107,966	51,851
Share-based compensation	50,615	52,453
Impairment charges	42,896	—
Depreciation	7,457	6,223
Acquired in-process research and development	—	2,000
Loss on disposal of property, plant and equipment	115	457
Deferred income taxes	(32,228)	(29,956)
Provision for losses on accounts receivable and inventory	2,670	1,548
Loss on extinguishment and modification of debt	1,425	—
Amortization of debt discount and deferred financing costs	21,504	11,379
Other non-cash transactions	10,996	8,000
Changes in assets and liabilities:
Accounts receivable	(54,356)	(3,038)
Inventories	(8,938)	(5,879)
Prepaid expenses and other current assets	(5,268)	(870)
Other long-term assets	(3,583)	(2,267)
Accounts payable	7,371	5,347
Accrued liabilities	60,108	(33,072)
Income taxes payable	(3,285)	2,487
Deferred revenue	(3,749)	25,320
Other non-current liabilities	13,955	15,533
Net cash provided by operating activities	353,983	299,631
Investing activities
Purchases of property, plant and equipment	(11,281)	(11,725)
Acquired in-process research and development	—	(2,000)
Acquisition of investments	(500,000)	(120,000)
Proceeds from maturity of investments	385,000	100,000
Acquisition of intangible assets	(111,102)	—
Net cash used in investing activities	(237,383)	(33,725)
Financing activities
Proceeds from employee equity incentive and purchase plans	67,058	19,071
Repayments of long-term debt	(9,023)	(18,047)
Payment of employee withholding taxes related to share-based awards	(16,023)	(16,320)
Share repurchases	(55,561)	(30,859)
Payment of debt modification costs	(6,406)	—
Repayments under revolving credit facility	—	(350,000)
Proceeds from tenant improvement allowance on build-to-suit lease	1,253	—
Net cash used in financing activities	(18,702)	(396,155)
Effect of exchange rates on cash and cash equivalents	1,148	3,499
Net increase (decrease) in cash and cash equivalents	99,046	(126,750)
Cash and cash equivalents, at beginning of period	386,035	365,963
Cash and cash equivalents, at end of period	$485,081	$239,213

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, for any other interim period or for any future period.
Except for the revenue recognition accounting policy that was updated as a result of adopting Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, or ASU No. 2014-09, our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. We adopted ASU No. 2014-09 on January 1, 2018 on a modified retrospective basis. The adoption of ASU No. 2014-09 did not have a material impact on our results of operations and financial position as the timing of revenue recognition for product sales, net, which is our primary revenue stream, did not change. Refer to Note 12, Revenues, for revenue-related disclosures.
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard on January 1, 2018. In the second quarter of 2018, we entered into an asset purchase agreement, or APA, with TerSera Therapeutics LLC, or TerSera, whereby TerSera will purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt® (ziconotide) intrathecal infusion. We determined that the disposal group did not constitute a business under the new guidance. Refer to Note 15, Assets Held for Sale, for further information on the sale of our rights to Prialt.
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
In addition to risks related specifically to Xyrem, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: effectively commercializing our other products and product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the regulatory approval process; the challenges of protecting and enhancing our intellectual property rights; our dependence on sole source suppliers for most of our products, including delays or problems in the supply or manufacture of our products and product candidates; competition; complying with applicable regulatory requirements; changes in healthcare laws and policy and related reforms; government investigations and other actions; obtaining and maintaining appropriate pricing and reimbursement for our products; business combination or product or product candidate acquisition transactions; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2018, we had foreign exchange forward contracts with notional amounts totaling $162.5 million. As of June 30, 2018, the net liability fair value of outstanding foreign exchange forward contracts was $5.3 million. As of June 30, 2018, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a fair value of $7.0 million as of June 30, 2018. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of June 30, 2018 and December 31, 2017, allowances on receivables were not material. As of June 30, 2018, five customers accounted for 93% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 76% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 15% of gross accounts receivable.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early adoption is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis at the beginning of the earliest comparative period presented in the consolidated financial statements or at the adoption date. The adoption of ASU No. 2016-02 will result in a significant increase in our consolidated balance sheet for right-of-use assets and lease liabilities.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreements we entered into in January 2015 and September 2017 to lease office space located in Palo Alto, California in buildings constructed or to be constructed by the landlord, which are accounted for as build-to-suit arrangements under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland. The future minimum lease payments under these leases at June 30, 2018 were $210.6 million. Based on our initial evaluation of the impact of ASU No. 2016-02 on our build-to-suit facility leases, we expect to de-recognize existing build-to-suit assets and liabilities upon the adoption of ASU No. 2016-02.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$228,018	$—	$—	$228,018	$228,018	$—
Time deposits	405,000	—	—	405,000	75,000	330,000
Money market funds	182,063	—	—	182,063	182,063	—
Totals	$815,081	$—	$—	$815,081	$485,081	$330,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$225,235	$—	$—	$225,235	$225,235	$—
Time deposits	235,000	—	—	235,000	20,000	215,000
Money market funds	140,800	—	—	140,800	140,800	—
Totals	$601,035	$—	$—	$601,035	$386,035	$215,000
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

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2018 and December 31, 2017 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$405,000	$405,000	$—	$235,000	$235,000
Money market funds	182,063	—	182,063	140,800	—	140,800
Interest rate contracts	—	6,966	6,966	—	2,138	2,138
Foreign exchange forward contracts	—	109	109	—	15,495	15,495
Totals	$182,063	$412,075	$594,138	$140,800	$252,633	$393,433
Liabilities:
Interest rate contracts	$—	$—	$—	$—	$392	$392
Foreign exchange forward contracts	—	5,400	5,400	—	5,017	5,017
Totals	$—	$5,400	$5,400	$—	$5,409	$5,409
As of June 30, 2018, our available-for-sale securities included time deposits and money market funds, and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of June 30, 2018, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $626 million and $599 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).
As of June 30, 2018, assets measured at fair value on a non-recurring basis subsequent to initial recognition included assets classified as held for sale on the condensed consolidated balance sheet. These assets related to an APA with TerSera, pursuant to which TerSera will purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt. Refer to Note 15, Assets Held for Sale, for additional information. The carrying amount of $78.0 million for assets held for sale is equal to estimated fair value, which is based on the sales price agreed less costs to sell, and represents a Level 3 input.

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of June 30, 2018 and December 31, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2018	2017	2018	2017
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$1,372	$(1,320)	$4,409	$(2,175)
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	(18)	594	149	827
Assuming no change in LIBOR-based interest rates from market rates as of June 30, 2018, $1.3 million of gains recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2018 and December 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $162.5 million and $98.7 million, respectively. The foreign exchange loss in our condensed consolidated statements of income included losses of $12.2 million and $8.5 million for the three and six months ended June 30, 2018, respectively, and a gain of $11.6 million for the three and six months ended June 30, 2017 associated with foreign exchange contracts not designated as hedging instruments.
The cash flow effects of our derivative contracts for the six months ended June 30, 2018 and 2017 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The following tables summarize the fair value of outstanding derivatives (in thousands):

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1,469	Accrued liabilities	$—
	Other non-current assets	5,497
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	109	Accrued liabilities	5,400
Total fair value of derivative instruments		$7,075		$5,400

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$2,138	Accrued liabilities	$392
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	15,495	Accrued liabilities	5,017
Total fair value of derivative instruments		$17,633		$5,409
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

	June 30, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,486	$—	$3,486	$(1,305)	$—	$2,181
Derivative liabilities	(1,305)	—	(1,305)	1,305	—	—

	December 31, 2017
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,639	$—	$1,639	$(875)	$—	$764
Derivative liabilities	(875)	—	(875)	875	—	—

5. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$4,244	$3,542
Work in process	23,967	15,692
Finished goods	17,945	24,011
Total inventories	$46,156	$43,245

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$947,537
Foreign exchange	(11,044)
Balance at June 30, 2018	$936,493
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2018				December 31, 2017
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	14.8	$3,133,242	$(546,974)	$2,586,268	$3,392,832	$(562,473)	$2,830,359
Priority review voucher		111,102	—	111,102	—	—	—
Manufacturing contracts	—	12,507	(12,507)	—	12,824	(12,634)	190
Trademarks	—	2,902	(2,902)	—	2,910	(2,910)	—
Total finite-lived intangible assets		3,259,753	(562,383)	2,697,370	3,408,566	(578,017)	2,830,549
Acquired IPR&D assets		144,907	—	144,907	148,578	—	148,578
Total intangible assets		$3,404,660	$(562,383)	$2,842,277	$3,557,144	$(578,017)	$2,979,127
The decrease in the gross carrying amount of intangible assets as of June 30, 2018 compared to December 31, 2017 reflects the reclassification of the Prialt acquired developed technology asset to assets held for sale following our entry into an APA with TerSera pursuant to which TerSera will purchase substantially all of the assets held by us related to Prialt and the negative impact of foreign currency translation adjustments, which was due to the weakening of the euro against the U.S. dollar, partially offset by our purchase of a rare pediatric disease priority review voucher, or PRV, from Spark Therapeutics, Inc. As we may use the PRV to obtain priority review by the FDA for one of our future regulatory submissions or may sell or transfer the PRV to a third party, we capitalized the acquisition cost, including direct transaction costs, as a finite-lived intangible asset upon closing of the transaction in May 2018.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Based on acquired developed technology intangible assets recorded as of June 30, 2018, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018 (remainder)	$93,957
2019	187,915
2020	186,664
2021	185,640
2022	184,925
Thereafter	1,747,167
Total	$2,586,268

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Build-to-suit facility	$52,222	$51,721
Land and buildings	46,744	46,729
Construction-in-progress	37,352	21,738
Leasehold improvements	30,417	28,779
Manufacturing equipment and machinery	24,558	23,586
Computer software	19,498	19,969
Computer equipment	13,764	12,814
Furniture and fixtures	7,083	5,947
Subtotal	231,638	211,283
Less accumulated depreciation and amortization	(43,552)	(41,203)
Property, plant and equipment, net	$188,086	$170,080
Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Rebates and other sales deductions	$86,921	$81,368
Estimated loss contingency	57,353	—
Employee compensation and benefits	43,824	54,930
Royalties	7,614	8,058
Accrued interest	7,430	7,297
Inventory-related accruals	6,068	3,002
Clinical trial accruals	5,606	2,181
Derivative instrument liabilities	5,400	5,409
Selling and marketing accruals	4,221	3,189
Professional fees	3,596	3,213
Sales returns reserve	2,696	3,651
Accrued construction-in-progress	1,767	2,827
Other	26,298	23,654
Total accrued liabilities	$258,794	$198,779

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2018	December 31, 2017
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(71,559)	(81,627)
2021 Notes, net	503,441	493,373

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(149,050)	(158,680)
2024 Notes, net	425,950	416,320

Term loan	662,310	671,345
Total debt	1,591,701	1,581,038
Less current portion	33,387	40,605
Total long-term debt	$1,558,314	$1,540,433
Amendment of Credit Facility
On June 18, 2015, Jazz Pharmaceuticals plc, as guarantor, and certain of our wholly owned subsidiaries, as borrowers, entered into a credit agreement, or the 2015 credit agreement, that provided for a $750.0 million principal amount term loan, which was drawn in full at closing, and a $750.0 million revolving credit facility, of which $160.0 million was drawn at closing and subsequently repaid. We used the proceeds from initial borrowings under the 2015 credit agreement to repay in full the $893.1 million principal amount of term loans outstanding under the credit agreement that we entered into in June 2012, as subsequently amended, which we refer to as the previous credit agreement, and to pay related fees and expenses. The previous credit agreement was terminated upon repayment of the term loans outstanding thereunder.
On July 12, 2016, we amended the 2015 credit agreement to provide for a revolving credit facility of $1.25 billion and a $750.0 million term loan facility. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the acquisition of Celator Pharmaceuticals, Inc., or Celator.
On June 7, 2018, we entered into a second amendment to the 2015 credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $667.7 million principal amount was outstanding as of June 7, 2018. We refer to the 2015 credit agreement as amended by the first and second amendments as the amended credit agreement. We expect to use the proceeds from future loans under the revolving credit facility, if any, for permitted capital expenditures, permitted acquisitions, to provide for ongoing working capital requirements and for other general corporate purposes.
Under the amended credit agreement, the term loan matures on June 7, 2023 and the revolving credit facility terminates, and any loans outstanding thereunder become due and payable, on June 7, 2023.
Borrowings under the amended credit agreement bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.375% to 1.750% per annum, based upon our secured leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 0.375% to 0.750% per annum, based upon our secured leverage ratio. The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio.
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
We may make voluntary prepayments of principal at any time without payment of a premium. We are required to make mandatory prepayments of the term loan (without payment of a premium) with (1) net cash proceeds from certain non-ordinary course asset sales (subject to other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), and (3) casualty proceeds and condemnation awards (subject to other exceptions).
Principal repayments of the term loan, which are due quarterly, are equal to 5.0% per annum of the principal amount outstanding on June 7, 2018 of $667.7 million, with any remaining balance payable on the maturity date.
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of June 30, 2018, we were in compliance with these financial covenants.
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
As of June 30, 2018, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2018 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2018 (remainder)	$16,693
2019	33,387
2020	33,387
2021	608,387
2022	33,387
Thereafter	1,092,493
Total	$1,817,734

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2018 and December 31, 2017. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Facility Leases. In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building subsequently constructed by the landlord. The term of this lease is 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term twice for a period of five years each. We are the deemed owner of the building based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord’s costs of constructing the building were capitalized on our condensed consolidated balance sheets offset by a corresponding financing obligation. We began to occupy this office space in October 2017. As of June 30, 2018, the total amount of the related financing obligation was $63.2 million, which is classified within current liabilities and non-current liabilities on our condensed consolidated balance sheets.
In September 2017, we entered into an agreement to lease office space located in Palo Alto, California in a second building to be constructed by the same landlord. We expect to occupy this office space by the end of 2019. This lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of 5 years each. We are the deemed owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases. As of June 30, 2018, we recorded project construction costs of $33.6 million incurred by the landlord as construction-in-progress in property, plant and equipment, net and a corresponding financing obligation in other non-current liabilities on our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period.
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
Other Commitments. As of June 30, 2018, we had $62.6 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
In January, April and June 2016, the District Court issued orders consolidating all of the cases then pending against Amneal, Par, Teva and Lupin into a single case for all purposes. As discussed in more detail below, we entered into settlement agreements and related agreements in January 2018, March 2018 and June 2018 with Par, Teva and Lupin, respectively; as a result, the sole remaining party in the case is Amneal. Although no trial date has been set for the case against Amneal, discovery is scheduled to conclude in the fourth quarter of 2018, and the trial in this case could occur as early as the first quarter of 2019.
On November 21, 2017, we received a notice of Paragraph IV Certification from Mallinckrodt Inc., or Mallinckrodt, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. On January 2, 2018, we filed a lawsuit in the District Court alleging that our patents covering Xyrem are or will be infringed by Mallinckrodt’s ANDA and seeking a permanent injunction to prevent Mallinckrodt from introducing a generic version of Xyrem that would infringe our patents. As discussed in more detail below, we entered into a settlement agreement in June 2018 with Mallinckrodt.
Xyrem ANDA Litigation Settlements. On January 9, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Par in the District Court, as well as related discovery proceedings and certain IPR proceedings. On January 19, 2018, the District Court approved an order dismissing the litigation.
On June 12, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Lupin in the District Court. On June 19, 2018, the District Court approved an order dismissing the litigation.
In connection with the settlements with Par and Lupin, we granted each of Par and Lupin the right to sell a limited volume of an authorized generic version of Xyrem, or an AG Product, in the U.S. for a term beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, or the AG Sales Period. Such circumstances include events related to acceleration of the launch date of the authorized generic version of Xyrem by the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, under the terms of our settlement with West-Ward, the earlier launch of another party’s authorized generic or generic sodium oxybate product, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. The volume of each of Par’s AG Product and Lupin’s AG Product is limited to an annual amount equal to a low single-digit percentage of Xyrem sales volume during the calendar year preceding the entry date of such party’s AG Product. We also granted each of Par and Lupin a non-exclusive license under the Xyrem patents to make, have made and market its own generic sodium oxybate product under its ANDA (assuming FDA approval is obtained) effective December 31, 2025, or earlier under certain circumstances. Such circumstances include events related to launch of a generic sodium oxybate product by West-Ward or another party under its ANDA, or a final decision that all unexpired claims of the Xyrem patents are not infringed, invalid and/or unenforceable. If Par’s or Lupin’s license to market its own generic sodium oxybate product accelerates, then such party will have the option to elect to market its AG Product until December 31, 2025, but such party will not be entitled to market its AG Product and its own generic sodium oxybate product simultaneously. We are entitled to receive a meaningful royalty on net sales of each of Par’s AG Product and Lupin’s AG Product over the AG Sales Period, as well as payment for the supply of each party’s AG Product and reimbursement for a portion of the services costs associated with the operation of the Xyrem REMS and distribution of each party’s AG Product.
On March 30, 2018, we entered into a settlement agreement resolving our patent infringement litigation against Teva in the District Court. On April 5, 2018, the District Court approved an order dismissing the litigation. In connection with the settlement, we granted Teva a license to manufacture, market and sell its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances.
On June 4, 2018, we entered into a settlement agreement resolving our patent infringement litigation against Mallinckrodt in the District Court. On June 14, 2018, the District Court approved an order dismissing the litigation. In connection with the settlement, we granted Mallinckrodt a license to manufacture, market and sell its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances.
We had previously entered into settlement agreements with four other ANDA filers, including the first filer, West-Ward. The specific terms of all of the settlement agreements are confidential. The settlements do not resolve the case against Amneal, which remains pending. We cannot predict whether additional generic manufacturers will file ANDAs and require new patent litigation or the specific timing or outcome of events with respect to the remaining case against Amneal.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for IPR with respect to the validity of six of our seven patents associated with the Xyrem REMS, or REMS patents. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of the six REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. On July 13, 2018, the United States Court of Appeals for the Federal Circuit upheld the July 2016 and March 2017 PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any future IPR or other proceeding or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. Other companies have disclosed similar subpoenas and continuing inquiries. We have a comprehensive program intended to ensure our compliance with applicable legal and regulatory requirements for pharmaceutical companies, including guidelines established by the Office of Inspector General of the U.S. Department of Health and Human Services regarding patient assistance programs, and we have been cooperating with the government’s investigation. We have engaged in discussions with the U.S. Department of Justice, or DOJ, about a possible resolution, and in April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. During the six months ended June 30, 2018 we recorded $57.4 million related to this matter, including related interest, within accrued liabilities on our condensed consolidated balance sheet with the related expense included in selling, general and administrative expenses on our condensed consolidated statement of income. Material issues remain subject to further negotiation and approval by us and the DOJ before the proposed settlement can be finalized. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement is also likely to involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome.

10. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2018 and 2017 (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$2,713,097
Effect of adoption of new accounting standards	(298)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	67,058
Employee withholding taxes related to share-based awards	(16,023)
Share-based compensation	50,570
Shares repurchased	(55,561)
Other comprehensive loss	(27,403)
Net income	138,312
Shareholders' equity at June 30, 2018	$2,869,752

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$1,877,339
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	19,071
Employee withholding taxes related to share-based awards	(16,320)
Share-based compensation	52,602
Shares repurchased	(30,859)
Other comprehensive income	107,084
Net income	192,115
Shareholders' equity at June 30, 2017	$2,201,032
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In the six months ended June 30, 2018, we spent a total of $55.6 million to purchase 0.4 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $149.16 per share. As of June 30, 2018, the remaining amount authorized under the share repurchase program was $127.2 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,482	$(142,360)	$(140,878)
Effect of adoption of ASU No. 2017-12	53	—	53
Balance at January 1, 2018	1,535	(142,360)	(140,825)
Other comprehensive income (loss) before reclassifications	4,409	(31,961)	(27,552)
Amounts reclassified from accumulated other comprehensive loss	149	—	149
Other comprehensive income (loss), net	4,558	(31,961)	(27,403)
Balance at June 30, 2018	$6,093	$(174,321)	$(168,228)

During the six months ended June 30, 2018, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized gain on derivatives that qualify as cash flow hedges.

11. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$92,321	$105,604	$138,312	$192,115
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	60,177	60,100	60,053	59,991
Dilutive effect of employee equity incentive and purchase plans	1,261	1,363	1,256	1,330
Weighted-average ordinary shares used in per share calculations - diluted	61,438	61,463	61,309	61,321

Net income per ordinary share:
Basic	$1.53	$1.76	$2.30	$3.20
Diluted	$1.50	$1.72	$2.26	$3.13
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and six months ended June 30, 2018 and 2017 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Exchangeable Senior Notes	5,504	2,878	5,504	2,878
Options to purchase ordinary shares and RSUs	3,366	3,121	3,323	3,264
Ordinary shares under ESPP	8	11	17	5

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Xyrem	$356,008	$298,026	$672,785	$570,352
Erwinaze/Erwinase	58,713	49,024	109,340	100,412
Defitelio/defibrotide	40,498	30,238	75,559	66,138
Vyxeos	27,951	—	54,179	—
Prialt	8,921	5,656	15,047	13,373
Other	4,004	6,711	10,032	13,058
Product sales, net	496,095	389,655	936,942	763,333
Royalties and contract revenues	4,384	4,731	8,150	7,106
Total revenues	$500,479	$394,386	$945,092	$770,439
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$455,359	$356,687	$861,046	$695,870
Europe	35,018	27,378	63,349	58,730
All other	10,102	10,321	20,697	15,839
Total revenues	$500,479	$394,386	$945,092	$770,439
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Express Scripts	71%	75%	71%	74%
McKesson	20%	14%	20%	15%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of June 30, 2018 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon, in connection with two license, development and commercialization agreements granting Nippon exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.9 million and $3.7 million during the three and six months ended June 30, 2018, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.

The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the six months ended June 30, 2018 (in thousands):

Contract Liabilities
Balance as of December 31, 2017	$24,733
Effect of adoption of ASU 2014-09	(2,240)
Amount recognized within royalties and contract revenues	(3,749)
Balance as of June 30, 2018	$18,744

13. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative	$19,800	$20,874	$38,034	$40,679
Research and development	4,709	4,859	9,084	9,001
Cost of product sales	1,803	1,527	3,497	2,773
Total share-based compensation expense, pre-tax	26,312	27,260	50,615	52,453
Income tax benefit from share-based compensation expense	(4,846)	(9,838)	(8,514)	(17,462)
Total share-based compensation expense, net of tax	$21,466	$17,422	$42,101	$34,991
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares underlying options granted (in thousands)	80	85	1,232	1,256
Grant date fair value	$49.28	$46.29	$46.28	$42.47
Black-Scholes option pricing model assumption information:
Volatility	34%	35%	35%	35%
Expected term (years)	4.5	4.3	4.5	4.3
Range of risk-free rates	2.5-2.7%	1.6-1.7%	2.2-2.7%	1.6-1.8%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RSUs granted (in thousands)	32	34	493	502
Grant date fair value	$152.36	$149.78	$141.36	$136.44

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of June 30, 2018, compensation cost not yet recognized related to unvested share options and RSUs was $91.4 million and $109.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years.

14. Income Taxes
Our income tax provision was $36.5 million and $55.7 million in the three and six months ended June 30, 2018, respectively, compared to $35.5 million and $64.7 million for the same periods in 2017. The effective tax rates were 28.2% and 28.6% in the three and six months ended June 30, 2018, respectively, compared to 25.1% and 25.2% for the same periods in 2017. The increase in the effective tax rate for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to the impairment charge recognized on the Prialt assets held for sale, partially offset by a decrease in the U.S. corporate income tax rate. The increase in the effective tax rate for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to the impairment charge recognized on the Prialt assets held for sale and the impact of the accrued estimated loss contingency, partially offset by a decrease in the U.S. corporate income tax rate. The effective tax rates for the three and six months ended June 30, 2018 were higher than the Irish statutory rate of 12.5% primarily due to various expenses not deductible for income tax purposes, income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Our net deferred tax liability primarily arose due to the acquisition of Celator. The balance is net of deferred tax assets which are comprised primarily of U.S. federal and state tax credits, U.S. federal and state and foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain foreign and U.S. federal and state deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. These jurisdictions have statutes of limitations ranging from three to five years. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2013 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012 and 2013. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $45 million, including interest and penalties through the date of the assessment, translated at the foreign exchange rate at June 30, 2018. We disagree with the proposed assessment and are contesting it vigorously.
During the three and six months ended June 30, 2018, we did not record any measurement period adjustments to the provisional estimates recorded as of December 31, 2017 in accordance with the SEC’s Staff Accounting Bulletin No. 118, or SAB 118. We will continue to analyze the impact of the U.S. Tax Cuts and Jobs Act of 2017 under SAB 118 and will record adjustments to provisional amounts as our analyses are refined.

15. Assets Held for Sale
On June 29, 2018, we entered into an APA with TerSera, pursuant to which TerSera will purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt, but excluding accounts receivable, as well as assume certain related liabilities as set forth in the APA. Under the terms of the APA, upon closing, TerSera will pay us an aggregate purchase price of $80.0 million. The transaction is expected to close in the third quarter of 2018. The closing of the transaction on the proposed terms and schedule is subject to risks and uncertainties, including those related to the satisfaction of closing conditions.
The assets related to Prialt to be transferred to TerSera met the assets held for sale criteria and were reclassified to assets held for sale as of June 30, 2018. We adjusted the carrying value of the assets held for sale to fair value less costs to sell, which resulted in an impairment charge of $42.9 million in our condensed consolidated statements of income for the three and six months ended June 30, 2018, primarily related to the carrying balances of intangible assets.
We determined that the expected disposal of these assets does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results.

The following assets were segregated and classified as assets held for sale in the condensed consolidated balance sheet as of June 30, 2018 (in thousands):

Intangible assets, net	$117,996
Inventories	2,933
Valuation allowance	(42,896)
Assets held for sale	$78,033

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
In the three and six months ended June 30, 2018, our total net product sales increased by 27% and 23%, respectively, compared to the same periods in 2017, primarily due to an increase in Xyrem net product sales and net product sales of Vyxeos, which launched in the U.S. in August 2017. We expect total net product sales to increase in 2018 over 2017, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
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
In April 2018, we submitted a supplemental new drug application, or sNDA, to the FDA seeking revised labeling for Xyrem to include an indication to treat cataplexy and EDS in pediatric narcolepsy patients, along with a pediatric written request report. In June 2018, the FDA accepted our sNDA for priority review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of October 27, 2018.
In May 2018, we purchased a rare pediatric disease priority review voucher, or PRV, from Spark Therapeutics, Inc. for $110.0 million. We may use the PRV to obtain priority review by the FDA for one of our future regulatory submissions.
In June 2018, we entered into a second amendment of our 2015 credit agreement, which amended agreement we refer to in this report as our amended credit agreement, which increased our revolving credit facility from $1.25 billion to $1.60 billion, extended the maturity dates of our term loan facility and revolving credit facility from July 12, 2021 to June 7, 2023, and reduced the applicable margin for determining the interest rates on outstanding borrowings under the facilities.
In June 2018, the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion recommending marketing authorization of Vyxeos for the treatment of newly-diagnosed adults with t-AML or AML-MRC. We expect to launch Vyxeos, if approved, in the European Union, or EU, on a rolling basis shortly following approval, which could occur as early as the third quarter of 2018.
In June 2018, we entered into an asset purchase agreement, or APA, with TerSera Therapeutics LLC, or TerSera, pursuant to which TerSera will purchase substantially all of the assets held by us related to Prialt® (ziconotide) intrathecal infusion, but excluding accounts receivable, as well as assume certain liabilities, for $80.0 million. The transaction is expected to close in the third quarter of 2018. The closing of the transaction on the proposed terms and schedule is subject to risks and uncertainties, including those related to the satisfaction of closing conditions.
In August 2018, we announced that the U.S. Centers for Medicare and Medicaid Services granted approval for a New Technology Add-on Payment for Vyxeos for the treatment of adults with newly diagnosed t-AML or AML-MRC.
In August 2018, we announced a five-year collaboration with The University of Texas MD Anderson Cancer Center to evaluate potential treatment options for hematologic malignancies, with a near-term focus on Vyxeos.
Continued Emphasis on Research and Development
During the six months ended June 30, 2018, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
Solriamfetol (JZP-110)	Excessive sleepiness, or ES, in obstructive sleep apnea, or OSA, and ES in narcolepsy
NDA accepted for filing by FDA in first quarter of 2018 with a target action date under PDUFA of December 20, 2018; preparing to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in late 2018

Solriamfetol (JZP-110)	ES in Parkinson’s disease	Enrollment in Phase 2 trial completed in third quarter of 2018
Xyrem (sodium oxybate)	EDS and cataplexy in pediatric narcolepsy patients with cataplexy	sNDA accepted for filing by FDA in second quarter of 2018 with a target action date under PDUFA of October 27, 2018
JZP-507 (oxybate; 50% sodium reduction)	EDS and cataplexy in narcolepsy	NDA submission under evaluation
JZP-258 (oxybate; 90% sodium reduction)	EDS and cataplexy in narcolepsy	First patient enrolled in Phase 3 trial in first quarter of 2017; expect to complete enrollment near year-end 2018; subject to results of trial, expect to submit an NDA to the FDA in 2019
JZP-258	Idiopathic hypersomnia	Expect to initiate Phase 3 trial in fall of 2018

Project	Disease Area	Status
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of deuterated oxybate and other formulation options continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	High-risk AML	Submitted an MAA to the EMA in fourth quarter of 2017; in second quarter of 2018, CHMP issued positive opinion recommending marketing authorization
Vyxeos	Myelodysplastic syndrome	Preparing for Phase 2 trial with cooperative group with planned initiation in fourth quarter of 2018
Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017
Defibrotide	Prevention of acute Graft versus Host Disease following allogeneic HSCT	First patient enrolled in Phase 2 proof of concept trial in first quarter of 2018
Defibrotide	Transplant-associated thrombotic microangiopathy	Expect to activate sites in pivotal Phase 2 trial in fourth quarter of 2018
Asparaginase	ALL and other hematological malignancies	Activities related to development of improved products, including a recombinant crisantaspase
CombiPlex combinations	Oncology/hematological disorders	Pre-clinical evaluation of oncology therapeutic combinations
In addition, we are engaged in a number of licensing and collaboration agreements, including with:

•
ImmunoGen, Inc., or ImmunoGen, for opt-in rights to license two early-stage, hematology-related antibody-drug conjugate, or ADC, product candidates, one of which has been granted orphan drug designation by the FDA, as well as an additional ADC product candidate;

•	Pfenex, Inc., or Pfenex, for rights to multiple early-stage hematology product candidates and an option to negotiate a license for a recombinant pegaspargase product candidate; and

•	XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates.
For 2018 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for anticipated regulatory submissions, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. Our ability to continue to undertake our planned development activities, as well as the success of these activities, are subject to a number of risks and uncertainties, including the risk factors under the headings “Risks Related to Our Business” and “Risks Related to Our Industry” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 72% of our net product sales for the three and six months ended June 30, 2018, and 74% of our net product sales for the year ended December 31, 2017. As a result, we continue to place a high priority on seeking to increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We also focus on enhancing and enforcing our intellectual property rights related to Xyrem, and on product development efforts to develop product, service and safety improvements for patients.
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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the ANDA filers in the federal district court of New Jersey, or District Court, asserting that such generic products would violate our patents covering Xyrem. We have settled lawsuits against eight of the ANDA filers. In our settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, we granted West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. In our settlements with Par Pharmaceutical, Inc., or Par, and Lupin Inc., or Lupin, we granted each of them the right to sell a limited volume of an AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of West-Ward’s AG Product launch date. We also granted each of Par and Lupin a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including circumstances related to the launch of a generic sodium oxybate product by West-Ward or another company under its ANDA. We have also settled all lawsuits with five of the other ANDA filers, granting each of them a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another company of a generic sodium oxybate product under its ANDA.
The patent lawsuit against the sole remaining non-settling ANDA filer remains pending. Although no trial date has been set, discovery is scheduled to conclude in the fourth quarter of 2018, and the trial in this case could occur as early as the first quarter of 2019. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filer. We also do not know whether additional ANDAs have been or will be filed.
In July 2016, the Patent Trial and Appeal Board, or PTAB, issued final decisions that the claims of six patents associated with the Xyrem REMS are unpatentable. In March 2017, the PTAB issued a final decision that three claims of a seventh Xyrem patent associated with the Xyrem REMS are unpatentable. In July 2018, the United States Court of Appeals for the Federal Circuit upheld the July 2016 and March 2017 PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable.
For a further description of these legal proceedings and certain of the settlement agreements relating to Xyrem, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The actual timing of any commercial launch of an AG Product or a generic sodium oxybate product is uncertain. We do not believe a launch by an ANDA filer is likely to occur prior to either a date agreed in a settlement agreement between us and such ANDA filer or a final decision in patent litigation. However, notwithstanding our patents and the terms of settlement agreements licensing those patents as of future dates, it is possible that any non-settling company that obtains and maintains FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce such product before our patents expire or before the entry dates specified in our settlement agreements, including if it is determined that our patents are invalid or unenforceable, if such company obtains a final judicial determination that its products do not infringe our patents, or if such company decides, before applicable patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in litigation at trial or on appeal, we cannot guarantee that a court will grant an injunction that prevents a defendant from marketing a product that infringes our patents. Instead, the court may order a party that is found to infringe to pay damages, which could be significant. If a non-settling company launches a product in any of these scenarios, it could accelerate the launch dates for the AG Products and generic sodium oxybate products under our settlements agreements, depending on the circumstances.
In addition, Xyrem could also be subject to potential future competition from other products. Companies could develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative delivery technology. For example, Avadel Pharmaceuticals plc, or Avadel, is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently established an expanded access program for the product and has announced that the product has received Breakthrough Therapy and Fast Track designations from the FDA. If any company successfully develops, obtains FDA approval of and launches a product that is approved in the U.S. for the treatment of narcolepsy patients, it could result in a substantial reduction of Xyrem sales, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described elsewhere in this Quarterly Report on Form 10-Q. We expect that the launch of an AG Product or other generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
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
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 12% of our net product sales for the three and six months ended June 30, 2018, and 12% for the year ended December 31, 2017. A significant challenge to our ability to maintain current sales levels and to increase sales is our extremely limited inventory of Erwinaze, past and continuing supply disruptions and our need to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL.
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. In August 2018, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL citing observations related to items referenced in the warning letter as well as other manufacturing practices, including data and records management. PBL continues to address the issues identified by the FDA in the warning letter and is preparing a response to the August 2018 Form 483. Following a site inspection of PBL by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, in December 2017, MHRA issued an inspection report listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. In January 2018, PBL filed a response to the report with the MHRA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA and MHRA or whether the FDA and MHRA will be satisfied with PBL’s responses. Any failure by PBL to respond to the satisfaction of the FDA or MHRA could result in enforcement actions by the FDA or MHRA, including the FDA refusing admission of Erwinaze into the U.S. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and limit our future maintenance and potential growth of the market for this product.
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced temporary supply disruptions in the second quarter of 2018 globally, and we have been experiencing supply disruptions in the third quarter of 2018 in certain markets. We cannot predict whether the required remediation activities in connection with the January 2017 FDA warning letter, the December 2017 MHRA report or the August 2018 FDA Form 483 will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and in the future may continue to be, negatively impacted. If we fail to obtain a sufficient supply of Erwinaze, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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

Our ability to successfully maintain sales of Erwinaze is subject to a number of other challenges, including the development of new asparaginase treatments or treatment protocols and potential competition from future biosimilar products. For further discussion of these and other risks and uncertainties associated with Erwinaze, see the risk factors set forth in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% of our net product sales for the three and six months ended June 30, 2018, and 8% for the year ended December 31, 2017. We seek to increase sales of Defitelio through sales and marketing activities. However, our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
For further discussion of these and other risks and uncertainties associated with Defitelio, see the risk factors set forth in “Risks Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Vyxeos. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed t-AML or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017, and our commercial launch in the U.S. is still at an early stage. Sales of Vyxeos were 6% of our net product sales for the three and six months ended June 30, 2018, and 2% of our net product sales for the year ended December 31, 2017. In the fourth quarter of 2017, we submitted an MAA for Vyxeos in the European Union, or EU, for the treatment of t-AML or AML-MRC. In June 2018, the CHMP issued a positive opinion recommending marketing authorization of Vyxeos. We expect to launch Vyxeos, if approved, in the EU on a rolling basis shortly following approval, which could occur as early as the third quarter of 2018. We cannot predict whether we will be able to obtain approval in the EU in a timely manner, or at all.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of additional risks and uncertainties, including potential delays or problems in the supply or manufacture of Vyxeos, acceptance by hospital pharmacy and therapeutics committees in the U.S., the availability of adequate coverage, pricing and reimbursement approvals and potential competition from products in development. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. There have been batch failures due to mechanical, component and other issues, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities.  If we fail to obtain a sufficient supply of Vyxeos due to manufacturing or regulatory challenges, our sales of and revenues from Vyxeos, our future maintenance and potential growth of the market for this product, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In any event, if sales of Vyxeos do not reach the levels we expect, or we are unable to obtain regulatory approval for Vyxeos in the EU in a timely manner, or at all, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For further discussion of these and other risks and uncertainties associated with Vyxeos, see the risk factors set forth in “Risks Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and documents concerning the provision of financial assistance to Medicare patients taking drugs sold by us. Other companies have disclosed similar subpoenas and continuing inquiries. We have a comprehensive program intended to ensure our compliance with applicable legal and regulatory requirements for pharmaceutical companies, including guidelines established by the Office of Inspector General of the U.S. Department of Health and Human Services regarding patient assistance programs, and we have been cooperating with the government’s investigation. We have engaged in discussions with the DOJ about a possible resolution, and in April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement is also likely to involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Product sales, net	$496,095	$389,655	27%	$936,942	$763,333	23%
Royalties and contract revenues	4,384	4,731	(7)%	8,150	7,106	15%
Cost of product sales (excluding amortization of intangible assets)	34,714	28,672	21%	68,633	53,737	28%
Selling, general and administrative	158,579	132,328	20%	365,792	276,583	32%
Research and development	56,132	40,157	40%	118,799	85,085	40%
Intangible asset amortization	54,959	26,186	110%	107,966	51,851	108%
Impairment charges	42,896	—	N/A(1)	42,896	—	N/A(1)
Acquired in-process research and development	—	2,000	N/A(1)	—	2,000	N/A(1)
Interest expense, net	19,646	18,294	7%	40,251	37,138	8%
Foreign exchange loss	2,697	5,427	(50)%	4,425	6,891	(36)%
Loss on extinguishment and modification of debt	1,425	—	N/A(1)	1,425	—	N/A(1)
Income tax provision	36,524	35,515	3%	55,670	64,675	(14)%
Equity in loss of investees	586	203	189%	923	364	154%
_____________________________

(1)	Comparison to prior period not meaningful.

Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Xyrem	$356,008	$298,026	19%	$672,785	$570,352	18%
Erwinaze/Erwinase	58,713	49,024	20%	109,340	100,412	9%
Defitelio/defibrotide	40,498	30,238	34%	75,559	66,138	14%
Vyxeos	27,951	—	N/A(1)	54,179	—	N/A(1)
Prialt	8,921	5,656	58%	15,047	13,373	13%
Other	4,004	6,711	(40)%	10,032	13,058	(23)%
Product sales, net	496,095	389,655	27%	936,942	763,333	23%
Royalties and contract revenues	4,384	4,731	(7)%	8,150	7,106	15%
Total revenues	$500,479	$394,386	27%	$945,092	$770,439	23%
_____________________________

(1)	Comparison to prior period not meaningful.
Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 due to an increase in sales volume and a higher average net selling price. Xyrem product sales volume increased by 9% for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily driven by an increase in the average number of patients on Xyrem. Price increases were instituted in January 2018 and July 2017. Erwinaze product sales increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to higher sales volumes driven by timing of availability of supply. We experienced supply challenges in the three and six months ended June 30, 2018, which resulted in fluctuations in inventory levels and temporary disruptions in our ability to supply certain markets. Defitelio/defibrotide product sales increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to higher volumes and the positive impact of foreign exchange rates. Vyxeos product sales in the three and six months ended June 30, 2018 were $28.0 million and $54.2 million, respectively. Vyxeos launched in the U.S. in August 2017. Prialt product sales increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to timing of sales to our European distributor and a change in the relative mix of vial sizes sold. Other product sales decreased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to a decrease in sales of our psychiatry products due to generic competition, partially offset by an increase in sales of other products. We expect total product sales will increase in 2018 over 2017, primarily due to anticipated growth in sales of Xyrem, Vyxeos and Defitelio.
Royalties and Contract Revenues
Royalties and contract revenues increased in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues to increase in 2018 compared to 2017 due to higher contract revenue from out-licensing agreements.
Cost of Product Sales
Cost of product sales increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to an increase in net product sales. Gross margin as a percentage of net product sales was 93.0% and 92.7% in the three and six months ended June 30, 2018, respectively, compared to 92.6% and 93.0% for the same periods in 2017. We do not expect our gross margin as a percentage of net product sales to change materially in 2018 compared to 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in compensation-related expenses of $5.1 million driven by higher headcount, and higher marketing and promotional expenses primarily due to pre-launch promotional costs for the potential commercial launches of solriamfetol in the U.S. and Vyxeos in the EU. Selling, general and administrative expenses increased in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an accrued estimated loss contingency, including related interest, of $57.4 million. In April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. For a further description of this matter, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Selling, general and administrative expenses for the six months ended June 30, 2018 also included an increase in compensation-related expenses of $10.3 million driven by higher headcount, and higher marketing and promotional expenses primarily due to pre-launch promotional costs for the potential commercial launches of solriamfetol in the U.S. and Vyxeos in the EU, compared to the same period in 2017. We expect selling, general and administrative expenses in 2018 to increase compared to 2017, primarily due to an estimated loss contingency, an increase in compensation-related expenses and other expenses resulting from the expansion and support of our business and an increase in expenses related to the preparation for the potential U.S. commercial launch of solriamfetol, the continuation of the U.S launch of Vyxeos and the potential EU commercial launch of Vyxeos.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical studies and outside services	$32,199	$18,757	$60,388	$41,688
Personnel expenses	18,044	15,899	35,248	32,554
Milestone expense	—	—	11,000	—
Other	5,889	5,501	12,163	10,843
Total	$56,132	$40,157	$118,799	$85,085
Research and development expenses increased by $16.0 million and $33.7 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Clinical studies and outside services costs increased by $13.4 million and $18.7 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to an increase in expenses related to our ongoing pre-clinical and clinical development programs, regulatory activities and support of partner programs, partially offset by lower clinical trial costs following the completion of three Phase 3 clinical trials for solriamfetol. Personnel expenses increased by $2.1 million and $2.7 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in the six months ended June 30, 2018 related to milestone payments following FDA acceptance of our NDA for solriamfetol in March 2018.
For 2018 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for anticipated regulatory submissions, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of and regulatory submissions for our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Intangible Asset Amortization
Intangible asset amortization increased by $28.8 million and $56.1 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to the commencement of amortization of the Vyxeos intangible asset upon FDA approval in August 2017. We expect intangible asset amortization to increase in 2018 compared to 2017 due to the full year of amortization of the Vyxeos intangible asset.
Impairment Charges
In June 2018, we entered into an APA with TerSera, pursuant to which TerSera will purchase substantially all of the assets held by us related to Prialt. In connection with the entry into the APA, we reclassified the Prialt assets to be transferred to TerSera as assets held for sale and recorded these assets at fair value, less estimated sales costs, resulting in the recognition of an impairment charge of $42.9 million in the three and six months ended June 30, 2018.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three and six months ended June 30, 2017 related to an upfront payment of $2.0 million to acquire licenses for technology that supports recombinant crisantaspase product development activities.
Interest Expense, Net
Interest expense, net increased by $1.4 million and $3.1 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to interest expense on our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in the third quarter of 2017 and higher interest rates on our term loan borrowings, partially offset by a reduction in interest expense following repayment of our revolving credit facility in full in the third quarter of 2017. We expect interest expense, net will be higher in 2018 compared to 2017 primarily due to the amortization of the debt discount on the 2024 Notes, partially offset by higher interest income.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency.
Loss on Extinguishment and Modification of Debt
In the three and six months ended June 30, 2018, we recorded a loss of $1.4 million in connection with the amendment of our 2015 credit agreement in June 2018, related to unamortized debt issuance costs and original issue discount associated with extinguished debt and new third party fees associated with modified debt.
Income Tax Provision
Our income tax provision was $36.5 million and $55.7 million in the three and six months ended June 30, 2018, respectively, compared to $35.5 million and $64.7 million for the same periods in 2017. The effective tax rates were 28.2% and 28.6% in the three and six months ended June 30, 2018, respectively, compared to 25.1% and 25.2% for the same periods in 2017. The increase in the effective tax rate for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to the impairment charge recognized on the Prialt assets held for sale, partially offset by a decrease in the U.S. corporate income tax rate. The increase in the effective tax rate for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to the impairment charge recognized on the Prialt assets held for sale and the impact of the estimated loss contingency, partially offset by a decrease in the U.S corporate income tax rate. The effective tax rates for the three and six months ended June 30, 2018 were higher than the Irish statutory rate of 12.5% primarily due to various expenses not deductible for income tax purposes, income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of June 30, 2018, we had cash, cash equivalents and investments of $815.1 million, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $667.7 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and $575.0 million principal amount of the 2024 Notes. We generated cash flows from operations of $354.0 million during the six months ended June 30, 2018, and we expect to continue to generate positive cash flows from operations during 2018.
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
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. In the six months ended June 30, 2018, we spent a total of $55.6 million to purchase 0.4 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $149.16 per share.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$353,983	$299,631
Net cash used in investing activities	(237,383)	(33,725)
Net cash used in financing activities	(18,702)	(396,155)
Effect of exchange rates on cash and cash equivalents	1,148	3,499
Net increase (decrease) in cash and cash equivalents	$99,046	$(126,750)
Net cash provided by operating activities of $354.0 million for the six months ended June 30, 2018 related to net income of $138.3 million, adjusted for non-cash items of $213.4 million primarily related to intangible asset amortization, share-based compensation expense and impairment charges and a net cash inflow of $2.3 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $299.6 million for the six months ended June 30, 2017 related to net income of $192.1 million, adjusted for non-cash items of $104.0 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $3.6 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the six months ended June 30, 2018 primarily related to the net acquisition of investments of $115.0 million, acquisition of intangible assets of $111.1 million related to the purchase of a PRV and purchases of property and equipment of $11.3 million. Net cash used in investing activities for the six months ended June 30, 2017 primarily related to the net acquisition of investments of $20.0 million and purchases of property and equipment of $11.7 million.
Net cash used in financing activities for the six months ended June 30, 2018 primarily related to repurchase of ordinary shares under our share repurchase program of $55.6 million, payment of employee withholding taxes of $16.0 million related to share-based awards, repayment of our term loan principal of $9.0 million and payment of debt modification costs of $6.4 million, partially offset by proceeds from employee equity incentive and purchase plans of $67.1 million and proceeds from tenant improvement allowance on a build-to-suit lease of $1.3 million. Net cash used in financing activities for the six months ended June 30, 2017 primarily related to repayment of borrowings under our prior revolving credit facility of $350.0 million, repurchase of ordinary shares under our share repurchase program of $30.9 million, repayment of our term loan principal of $18.0 million and payment of employee withholding taxes of $16.3 million related to share-based awards, partially offset by proceeds from employee equity incentive and purchase plans of $19.1 million.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2018, no amounts were outstanding under our revolving credit facility. During the six months ended June 30, 2018, there were no material changes to our Exchangeable Senior Notes as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. In June 2018, we entered into a second amendment of our 2015 credit agreement, which increased our revolving credit facility from $1.25 billion to $1.60 billion, extended the maturity dates of our term loan facility and revolving credit facility from July 12, 2021 to June 7, 2023 and reduced the applicable margin for determining the interest rates on outstanding borrowings under the facilities. For more information, see Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$667,734	$33,387	$66,773	$567,574	$—
Term loan - interest (2)	99,020	22,292	41,234	35,494	—
Exchangeable Senior Notes - principal	1,150,000	—	—	575,000	575,000
Exchangeable Senior Notes - interest (3)	93,798	19,406	38,813	22,641	12,938
Revolving credit facility - commitment fee (4)	20,022	4,056	8,122	7,844	—
Commitment to equity method investees	23,200	8,650	14,000	550	—
Purchase and other obligations (5)	152,260	62,640	35,782	37,168	16,670
Operating lease obligations (6)	40,504	8,551	11,704	9,885	10,364
Facility lease obligations (7)	192,363	7,256	28,897	30,657	125,553
Total	$2,438,901	$166,238	$245,325	$1,286,813	$740,525
  __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial BioPharma LLC, or Aerial, under which we acquired worldwide development, manufacturing and commercial rights to solriamfetol (other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $259 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of solriamfetol. In July 2016, we entered into an agreement with Pfenex that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. This agreement was amended in December 2017. Under the amended agreement, Pfenex received upfront, option and development milestone payments totaling $35.3 million and may be eligible to receive additional payments of up to $189 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $327 million, of which up to $120 million will become due and payable to Perrigo Company plc (formerly Elan Pharmaceuticals, Inc.) in tiered contingent payments, with the first such payment becoming due if net sales of Prialt of at least $75 million are achieved in a calendar year. The remainder would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of June 30, 2018. The interest rate for our term loan borrowing was 3.47% as of June 30, 2018. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of June 30, 2018.

(3)	We used the fixed interest rates of 1.875% on the 2021 Notes and 1.50% on the 2024 Notes to estimate interest owed as of June 30, 2018 until the respective final maturity dates of these notes.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.25% and assumed undrawn amounts of $1.6 billion as of June 30, 2018 to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to ImmunoGen under our collaboration and option agreement and to third party manufacturers.

(6)
Consists primarily of the minimum lease payments for our office buildings and automobile lease payments for our sales force. Operating expenses associated with our leased office buildings are not included in table above.

(7) This includes a lease agreement we entered into in January 2015 to lease office space located in Palo Alto, California in a building subsequently constructed by the landlord, which we occupied beginning in October 2017, and a lease agreement we entered into in September 2017 to lease additional office space located in Palo Alto, California in a second building to be constructed by the same landlord, which we expect to occupy by the end of 2019. Not included in the table above are our estimated costs of approximately $19 million associated with the design, development and construction of tenant improvements under the lease agreement entered into in September 2017, which estimate does not include a tenant improvement allowance to be provided by the landlord.
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
During the three and six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2018, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 72% of our net product sales for the three and six months ended June 30, 2018 and 74% of our net product sales for the year ended December 31, 2017. Our future plans assume that sales of Xyrem will increase, but we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2018, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have filed ANDAs with the FDA seeking approval to market a generic version of Xyrem. We filed patent lawsuits against each of the nine ANDA filers in the federal district court of New Jersey, or District Court, asserting that such generic products would violate our patents covering Xyrem. We do not know whether additional ANDAs have been or will be filed.
We have settled lawsuits against eight of the nine ANDA filers. In April 2017, we settled all lawsuits against the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, granting West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years. In January 2018 and June 2018, we settled all litigation with Par Pharmaceutical, Inc., or Par, and Lupin Inc., or Lupin, respectively, granting each of them the right to sell a limited volume of AG Product beginning on July 1, 2023, or earlier under certain circumstances, including acceleration of the West-Ward AG Product launch date. We also granted each of Par and Lupin a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including circumstances related to launch of a generic sodium oxybate product by West-Ward or another company under its ANDA. We have also settled all lawsuits with five of the other ANDA filers, granting each of them a license to launch its own generic sodium oxybate product on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another party of a generic sodium oxybate product under its ANDA. In accordance with legal requirements, we have submitted our Xyrem settlement agreements to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or DOJ, for review.
The patent lawsuit against the sole remaining non-settling ANDA filer remains pending in the District Court. Although no trial date has been set, discovery is scheduled to conclude in the fourth quarter of 2018, and the trial in this case could occur as early as the first quarter of 2019. For further description of these settlements and legal proceedings, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. We cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filer.
Certain ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. The PTAB instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of six patents associated with the Xyrem REMS, or REMS patents, are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and, in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. In July 2018, the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the July 2016 and March 2017 PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable. For further description of these legal proceedings, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the ANDA filers or any other entity, the outcome of any future IPR or other proceeding or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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

The actual timing of any commercial launch of an AG Product or a generic sodium oxybate product is uncertain. For example, to the extent that a non-settling ANDA filer continues to litigate our Xyrem patents and obtains a final judicial decision prior to January 1, 2023 that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, any party who has obtained or maintains FDA approval for its generic product and is able to distribute its product through an approved sodium oxybate REMS could potentially enter the market with a generic sodium oxybate product, subject in some cases to West-Ward’s right to 180-day exclusivity. West-Ward’s AG Product launch date would be accelerated to approximately the date of that final judicial decision, which would also accelerate the permitted launch of Par and Lupin’s AG Products and could accelerate the launch of other generic sodium oxybate products.
Moreover, subject in some cases to West-Ward’s 180-day exclusivity, a non-settling ANDA filer that obtains or maintains FDA approval for its generic sodium oxybate product and is able to distribute its product through an approved generic sodium oxybate REMS could also launch its generic product in the absence of a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable. Circumstances that could result in such a launch include, for example, a judicial determination that the introduction of such filer’s generic product does not infringe our patents; a judicial determination that Xyrem patents are valid and infringed but that an injunction is not warranted; or a decision by a non-settling ANDA filer, before applicable ongoing patent litigation is concluded, to launch a generic product at risk of being held liable for damages for patent infringement. It is also possible that we could enter into a settlement agreement with an ANDA filer that would permit such filer to enter the market on or prior to the launch date(s) agreed with West-Ward. In the event of any such launch by a non-settling ANDA filer, except in limited circumstances related to an “at risk” launch, the launch date for West-Ward’s AG Product would be accelerated to a date on or prior to the date of such entry, which could lead to acceleration of the other settling ANDA filers’ launch dates as described above.
Another circumstance that could trigger acceleration of West-Ward’s launch date for an AG Product, which would also lead to acceleration of Par and Lupin’s launch date for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that substantially erodes Xyrem net sales prior to January 1, 2023.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently established an expanded access program for the product and has announced that it has received Breakthrough Therapy and Fast Track designations from the FDA for its investigational product. The receipt of marketing approval and commercialization of this product, Avadel’s product or other products that may be approved in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, reduce Xyrem sales, which could have the additional effect of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described above and elsewhere in this Quarterly Report on Form 10-Q.
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

For further discussion regarding legal proceedings and settlement agreements related to Xyrem, the risks associated with our ANDA settlement agreements, the approval and tentative approval of ANDAs, the potential launch of AG Products or other generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “Risks Related to Our Intellectual Property,” and “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in this Part II, Item 1A, and Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. Our Xyrem DDI patents cover these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether a non-settling ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
Defitelio
We made a significant investment in Defitelio in 2014, adding the product to our portfolio as a result of our acquisition of Gentium S.r.l, which we refer to as the Gentium Acquisition, and then securing worldwide rights to the product by acquiring rights to defibrotide in the Americas in August 2014. We began to commercialize Defitelio in certain European countries in 2014. In March 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT. We launched Defitelio in the U.S. shortly after FDA approval.
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
Vyxeos
We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., which we refer to as the Celator Acquisition. Vyxeos is the first injectable fixed ratio, drug delivery combination oncology product based on our CombiPlex technology platform approved by the FDA and that we expect to be considered for approval by the EMA. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017, and our U.S. commercial launch is still at an early stage.
We submitted a marketing authorization application, or MAA, for Vyxeos in the EU for the treatment of t-AML or AML-MRC in the fourth quarter of 2017. Although the EMA’s Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion recommending marketing authorization of Vyxeos, we cannot predict whether we will be able to obtain approval from the EC in the EU in a timely manner, or at all.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. These difficulties can be heightened when we or our suppliers are required to produce finished product at commercial scale or to produce increased quantities to meet growing demand. In addition, we and our suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and other equivalent rules and regulations prescribed by non-U.S. regulatory authorities. We have cGMP responsibilities for the products we manufacture in our own facilities and also have oversight responsibilities for the manufacturing conducted by third party suppliers operating under contract with us. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, we may be unable to obtain or maintain regulatory approval, or meet commercial demand, for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.  In addition, the failure of any of our suppliers to comply with cGMP or other rules and regulations while manufacturing products on our behalf could result in regulatory action directed at the adequacy of our oversight of our contract suppliers, which could result in enforcement actions against us by the FDA and other regulatory entities.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL, a company that is wholly owned by the UK Department of Health and Social Care. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. In August 2018, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL citing observations related to items referenced in the warning letter as well as other manufacturing practices, including data and records management. PBL continues to address the issues identified by the FDA in the warning letter and is preparing a response to the August 2018 Form 483. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
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
Moreover, the current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence of constrained manufacturing capacity, we have had an extremely limited or no ability to build product inventory levels that can be used to absorb supply disruptions resulting from quality, regulatory or other issues. We have experienced product quality, manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. Most recently, we experienced temporary supply disruptions in the second quarter of 2018 globally, and we have been experiencing supply disruptions in the third quarter of 2018 in certain markets. We cannot predict whether the required remediation activities in connection with the January 2017 FDA warning letter, the December 2017 MHRA report or the August 2018 FDA Form 483 will further strain manufacturing capacity and adversely affect Erwinaze supply, particularly in light of our extremely limited product inventory. As capacity constraints and supply disruptions continue, whether as a result of continued quality, manufacturing or regulatory issues or otherwise, we will be unable to build a desired excess level of product inventory, our ability to supply the market may continue to be compromised and physicians’ decisions to use Erwinaze have been, and may continue to be, negatively impacted.
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
Vyxeos is manufactured using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. Given that our Vyxeos launch is at an early stage, there is limited experience with this complex manufacturing process. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter manufactured batches that were used in the Phase 3 clinical trial for Vyxeos; there have since been batch failures due to mechanical, component and other issues, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities.  If we fail to obtain a sufficient supply of Vyxeos due to manufacturing or regulatory challenges, our sales of and revenues from Vyxeos, our future maintenance and potential growth of the market for this product, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we are unable to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis for any reason, we may not have sufficient product for our planned commercial and clinical uses and our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected, which could limit our future maintenance and potential growth of the market for this product. See also the discussion under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products and, in the case of our product candidates, our ability to obtain regulatory approval in the U.S. and Europe and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
JZP-258 and JZP-507 are currently manufactured at our Athlone facility, and we expect to manufacture these products commercially at our Athlone facility should we seek and receive regulatory approval. However, there can be no assurance that we or our suppliers will be able to produce sufficient supplies of our product candidates in a timely manner or in accordance with applicable specifications. In addition, to obtain FDA approval of any product candidate, we or our supplier or suppliers for that product must obtain approval by the FDA to manufacture and supply product, in some cases based on qualification data provided to the FDA as part of our NDA submission. Any delay in generating, or failure to generate, data required in connection with submission of the CMC portions of any NDA could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA approval, or our ability to obtain FDA approval at all. In addition, any failure of us or a supplier to obtain approval by the FDA to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While this product is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to this product recently established an expanded access program for the product and has announced that the product has received Breakthrough Therapy and Fast Track designations from the FDA. The receipt of marketing approval and commercialization of this product in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
Nine companies have filed ANDAs with the FDA seeking to market generic versions of Xyrem. The FDA has approved or tentatively approved some of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. We have settled lawsuits against eight of these companies, and patent litigation is ongoing with the remaining non-settling ANDA filer. For a description of the settlement agreements, ongoing litigation and the risks related to the launch of a generic sodium oxybate product, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the risk factor under the heading “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem.”
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

We expect that the launch of an AG Product or other generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects. For further discussion regarding these and other risks and challenges we face with respect to Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
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
In the fourth quarter of 2017, we submitted an NDA for solriamfetol to the FDA for the treatment of patients with ES in narcolepsy and ES in OSA. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review. The FDA has set a target action date under the PDUFA of December 20, 2018, and we expect that solriamfetol will be subject to scheduling under the U.S. Controlled Substances Act, or CSA, before it can be commercially launched. Other treatments for ES in patients with narcolepsy include stimulants, wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed for patients who have OSA. Solriamfetol, if approved by the FDA, will likely face competition from this genericized market. In addition, we are aware of several other products in development to treat ES in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
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
Since 2014, we have made significant investments into expanding our product development pipeline and expect to continue to increase our research and development activities. Significant clinical, development and financial resources are required to progress product candidates through clinical trials and the regulatory approval process to develop them into commercially viable products. We have a number of product candidates under development. We also intend to pursue clinical development of other product candidates that we may acquire or in-license in the future. Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
The FDA accepted for filing with standard review our NDA for solriamfetol to the FDA in the first quarter of 2018. The NDA was submitted to the FDA based on positive results from two Phase 3 clinical trials, but if the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize solriamfetol, in which event we would not receive any return on our investment.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,260 as of August 2018. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

•	the increased complexity and costs inherent in managing international operations;

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	country-specific tax, labor and employment laws and regulations;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;

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
In addition, in June 2016, eligible members of the electorate in the UK decided by referendum to leave the EU. On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part II, Item 1A. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and Canada, the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, these tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.
We rely on third parties to conduct clinical trials with our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
We rely on contract research organizations and other third parties, such as cooperative groups, to assist us in designing, coordinating, managing, monitoring and otherwise conducting clinical trials with our product candidates. We do not control these third parties, and, as a result, they may not treat our clinical studies as a high priority, or in the manner in which we would prefer, which could result in delays. We are responsible for confirming that each of these clinical trials is conducted in accordance with its general investigational plan and protocol, as well as good clinical practices, and for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and non-U.S. regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, contract research organizations assisting us with clinical trials, other third parties conducting clinical trials with our product candidates, or our trial sites fail to comply with applicable good clinical practices, the clinical data generated in these clinical trials may be deemed unreliable, and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of these clinical trials comply with good clinical practices. In addition, these clinical trials must be conducted with product candidates produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure, or the failure of our product suppliers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.
If third parties do not successfully carry out their contractual duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols, including dosing requirements, or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates or succeed in our efforts to create approved line extensions for certain of our existing products or generate additional useful clinical data in support of these products.
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
On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. The procedure involves a two-year negotiation period in which the UK and the EU must conclude an agreement setting out the terms of the UK’s withdrawal and the arrangements for the UK’s future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council in agreement with the UK.
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
Although Xyrem is covered by patents covering its manufacture, formulation, distribution system and method of use, and we have U.S. patents that extend to 2033, third parties are seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy. Notwithstanding our patents and the terms of settlement agreements licensing those patents as of future dates, it is possible that a non-settling company that obtains and maintains FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product could introduce such product before our patents expire or before the entry dates specified in our settlement agreements, including if such company obtains a final judicial determination that its product does not infringe our patents, if it is determined that our patents are invalid or unenforceable, or if such company decides, before applicable patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. In addition, even if we prevail in such litigation at trial or on appeal, we cannot guarantee that a court will grant an injunction that prevents a defendant from marketing a product that infringes our patents. Instead the court may order a party that is found to infringe to pay damages, which could be significant. If a non-settling company launches a product in any of these scenarios, it could accelerate the launch dates for AG Products and generic sodium oxybate products under our ANDA litigation settlement agreements, depending on the circumstances. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our ANDA settlement agreements, the potential launch of AG Products or other generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and expect to continue to incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part II, Item 1A.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA litigants have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court will decide that our patents are not valid or infringed, and that we do not have the right to stop a third party from using the patented subject matter. As described below, the PTAB has determined that certain of our patents covering Xyrem are invalid and could make similar decisions in the future. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a description of our ongoing patent proceedings in the District Court and related regulatory matters and further discussion regarding the risks associated with our settlement agreements with certain of the Xyrem ANDA filers, the potential launch of the AG Products or other generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. We cannot assure you that our pending lawsuits, other lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceeding that have been or will be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with eight of the nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we have submitted our Xyrem patent settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding this settlement, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. Our lawsuits against each of the Xyrem ANDA filers allege infringement of multiple patents, including the DDI patents, and seek a permanent injunction to prevent these Xyrem ANDA filers from introducing a generic version of Xyrem that would infringe our patents. In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the DDI with divalproex sodium. We cannot predict whether a non-settling ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a non-settling ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty. For further discussion of these matters, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that relate to the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable. In March 2016, the PTAB partially instituted an IPR on three claims of a seventh REMS patent, declining to review 25 of 28 claims, and in March 2017, the PTAB issued a final decision that the three claims they reviewed are unpatentable. In July 2018, the Federal Circuit upheld the July 2016 and March 2017 PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable. For a description of these matters, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether additional post-grant patent review challenges will be filed by any of the non-settling ANDA filers or any other entity, the outcome of any future IPR or other proceeding or the impact any IPR or other proceeding might have on ongoing ANDA litigation proceedings or other aspects of our Xyrem business.
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
We are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA, the EC or the competent authorities of the EU member states, as applicable. An application for marketing approval must contain information demonstrating the quality, safety and efficacy of the pharmaceutical product, including data from preclinical and clinical trials, information pertaining to the preparation and manufacture of the API, analytical methods, product formulation, details on the manufacture and stability of the finished pharmaceutical product and proposed product packaging and labeling. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products. Moreover, the redemption of a rare pediatric disease priority review voucher, or PRV, for one of our future regulatory submissions to the FDA, such as the PRV that we purchased in May 2018, may not result in faster review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. Any such limitations could reduce the size of the market for the product.
We submitted an MAA for Vyxeos to the EMA in the fourth quarter of 2017. Although the CHMP issued a positive opinion recommending marketing authorization of Vyxeos in June 2018, we cannot predict whether we will be able to obtain approval from the EC for Vyxeos in the EU in a timely manner, or at all. Similarly, we submitted an NDA for solriamfetol to the FDA in the fourth quarter of 2017, and the FDA accepted the NDA for standard review with a target action date under PDUFA of December 20, 2018. In addition, in the second quarter of 2018, we submitted a supplemental NDA, or sNDA, for Xyrem to the FDA, and the FDA accepted the sNDA for priority review with a target action date under PDUFA of October 27, 2018. However, the FDA does not always meet its PDUFA target action dates, and if the FDA fails to meet the PDUFA target action date for our solriamfetol NDA submission or our Xyrem sNDA submission or fails to meet future PDUFA targeted action dates established for any of our product candidates, if any, the commercialization of the affected product candidate could be delayed or impaired. In any event, we cannot predict whether we will be able to obtain approval of our NDA for solriamfetol or sNDA for Xyrem in the U.S. in a timely manner, or at all. If the applicable regulatory authority for such applications determines that our quality, safety or efficacy data do not warrant marketing approval, we could be required to conduct additional clinical trials, which could be costly and time-consuming and could delay the approval of our application, or we may not be able to commercialize Vyxeos in the EU, solriamfetol in the U.S., and/or Xyrem in the U.S. for the pediatric narcolepsy population. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.
A central nervous system-acting drug such as solriamfetol may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. We expect that solriamfetol will be subject to scheduling under the CSA before it can be commercially launched. Moreover, depending on its scheduling status, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of solriamfetol may be subject to a significant degree of regulation by the DEA.
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
The FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended, or withdrawn. An FDA Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action. The failure to adequately address any matters identified by the FDA or other regulatory agencies in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, the failure by any of our suppliers to address or remediate issues observed in an inspection by a regulatory authority could result in regulatory action directed at the adequacy of our oversight of our contract suppliers, which could result in enforcement actions against us by the FDA and other regulatory entities. See the discussion regarding our contract suppliers in the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
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
In addition, drug products may be subject to scheduling by the FDA as a controlled substance under the CSA, depending on the drug’s potential for abuse.  In this regard, we expect that solriamfetol will be subject to scheduling under the CSA before it can be commercially launched. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. The DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried in the U.S. to manufacture sodium oxybate, a Schedule I controlled substance, and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. For 2017, both Siegfried and Patheon have been allocated most, but not all, of their respective requested quotas. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. A number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities. Other states and cities require identification or licensing of sales representatives. Other states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Various state and federal regulatory and enforcement agencies continue to actively investigate violations of health care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal anti-kickback statute. Outside the U.S., we are subject to similar regulations in those countries where we market and sell products.
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
We have been cooperating with the government’s investigation, and we have engaged in discussions with the DOJ about a possible resolution. In April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. Material issues remain subject to further negotiation and approval by us and the DOJ before the proposed settlement can be finalized. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement is also likely to involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome. We are unable to predict how long this investigation will continue, whether we will receive additional subpoenas in connection with this investigation, or its outcome, but we expect that we will continue to incur significant costs in connection with the investigation, regardless of the outcome.

We may also become subject to similar investigations by other state or federal governmental agencies or offices. Any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support. Such investigations may also result in negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, our products and/or reduce coverage of our products, including by federal health care programs and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected. For more information, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. One example is the UK Bribery Act. As further discussed below, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK. Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, such as France, Belgium and Portugal, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The EU General Data Protection Regulation, which was effective May 25, 2018, introduced new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The EU General Data Protection Regulation has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the EU General Data Protection Regulation. However, our ongoing efforts related to compliance with the EU General Data Protection Regulation may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different EU member states may interpret the EU General Data

Protection Regulation differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
As required under the Healthcare Reform Act, the Health Resources and Services Administration, or HRSA, has updated the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to civil monetary penalties. These obligations also contain extensive disclosure and certification requirements.
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
Much attention has been paid to legislation proposing federal rebates on Medicare Part D and Medicare Advantage utilization for drugs issued to certain groups of lower income beneficiaries and the desire to change the provisions that treat these dual-eligible patients differently from traditional Medicare patients. Any such changes could have a negative impact on revenues from sales of our products. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace. A significant portion of our revenue from Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs, including as a result of legislative changes to these programs, would have a material adverse effect on revenues from Erwinaze. There also continue to be legislative proposals to amend U.S. laws to allow the importation into the U.S. of prescription drugs, which can be sold at prices that are regulated by the governments of various non-U.S. countries. The potential importation of prescription drugs could pose significant safety concerns for patients, increase the risk of counterfeit products becoming available in the market, and could also have a negative impact on prescription drug prices in the U.S.
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
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, we submitted an MAA to the EMA for Vyxeos in the fourth quarter of 2017, and in June 2018, the CHMP issued a positive opinion recommending marketing authorization of Vyxeos. If Vyxeos is approved by the EC, we will need to make pricing and reimbursement submissions in the EU member states before the launch of the medicinal product. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from Vyxeos. If we are unable to obtain favorable pricing and reimbursement approvals in the EU member states that represent significant potential markets, our anticipated revenue from and growth prospects for Vyxeos in the EU could be negatively affected.
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
As of June 30, 2018, we had total indebtedness of approximately $1.8 billion, which included $667.7 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015, subsequently amended in July 2016 and in June 2018, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
The amended credit agreement provides for a $667.7 million principal amount term loan due in June 2023 and a $1.60 billion revolving credit facility, with any loans under such revolving credit facility due in June 2023, subject to early mandatory repayments under certain circumstances. The amended credit agreement contains various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:

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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, which we refer to as the Azur Merger, our acquisition of EUSA Pharma Inc., the Gentium Acquisition and the Celator Acquisition. To continue to grow our business over the longer term, we will need to commit substantial additional resources to our business and execution of our strategy. Our ongoing capital requirements will depend on many factors, including:

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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant variability in stock prices, which has caused uncertainty with regard to credit availability for many borrowers. We expect to opportunistically seek access to the capital and credit markets to supplement our existing cash balances, cash we expect to generate from operations and funds available under our revolving credit facility to satisfy our needs for working capital, capital expenditures and debt service requirements or to continue to grow our business over the longer term through product acquisition and in-licensing, product development and clinical trials of product candidates, and expansion of our commercial operations. In the event of adverse capital and credit market conditions, including as a result of the UK’s withdrawal from the EU or as a result of tariffs and other trade restrictions potentially contributing to instability in the global financial markets, we may not be able to obtain capital market financing or credit on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. Changes in our credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and have an adverse effect on the market price of our securities.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. For example, in December 2015, we received proposed tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments. The notices propose additional taxes of approximately $45 million, including interest and penalties, through the date of the assessment translated at the foreign exchange rate at June 30, 2018. Responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. Most recently, in July 2018, the IRS issued regulations under Section 7874 that finalized, with few changes, guidance that the IRS had previously issued in temporary form in 2016. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in this Part II, Item 1A.
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
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development, or OECD, and other government agencies in jurisdictions where we and our affiliates do business have also had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Some countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD’s recommendations. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant. As of June 30, 2018, we had recorded $3.8 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, in connection with entry into an asset purchase agreement in June 2018 to sell substantially all of the assets held by us related to Prialt, we recognized an impairment charge of $42.9 million in our condensed consolidated statements of income for the three and six months ended June 30, 2018, primarily related to the carrying balances of intangible assets.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $184.00 on June 20, 2018 and a low of $128.58 on November 7, 2017 during the period from June 30, 2017 through June 30, 2018. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
Our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our ordinary shares could decline. Our ability to meet analysts’ forecasts, investors’ expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of Xyrem, Defitelio and Vyxeos. In addition, we will need to minimize future supply disruptions of Erwinaze in order to meet revenue expectations for Erwinaze. The risks and uncertainties associated with our ability to maintain or increase sales of Xyrem, Erwinaze, Defitelio and Vyxeos include those discussed elsewhere in these risk factors. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of July 31, 2018, we had 60,409,148 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of the Exchangeable Senior Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2018	68,000	$153.27	68,000	$137,777,717
May 1 - May 31, 2018	61,000	$157.61	61,000	$128,164,458
June 1 - June 30, 2018	5,804	$168.50	5,804	$127,186,612
Total	134,804	$155.89	134,804
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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
Results of Matters Presented at the 2018 Annual General Meeting of Shareholders
On August 2, 2018, we held our 2018 annual general meeting of shareholders, or the annual meeting, at our corporate headquarters in Dublin, Ireland. At the annual meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 15, 2018, or the Proxy Statement. The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 55,289,395 of the 60,286,730 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect by separate resolutions each of the four nominees for director named below to hold office until our 2021 annual general meeting of shareholders. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Peter Gray	51,090,035	531,529	172,706	3,495,125
Kenneth W. O’Keefe	51,099,617	521,947	172,706	3,495,125
Elmar Schnee	50,276,178	1,341,956	176,136	3,495,125
Catherine A. Sohn, Pharm.D.	50,316,790	1,305,548	171,932	3,495,125
Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as the independent auditors of the company for the fiscal year ending December 31, 2018 and to authorize, in a binding vote, the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
54,811,307	302,582	175,506	—
Proposal 3
Proposal 3 was to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
47,619,924	3,995,033	179,313	3,495,125
Proposal 4
Proposal 4 was to indicate, on non-binding advisory basis, the preferred frequency of the advisory vote on the compensation of our named executive officers. This proposal was approved as follows:

1 Year	2 Years	3 Years	Abstain	Broker Non-Votes
51,160,371	116,514	349,716	167,669	3,495,125

Based on our board of directors’ recommendation in the Proxy Statement, the voting results on Proposal 4 and its consideration of the appropriate voting frequency for our company at this time, our board of directors determined that we will hold an advisory vote on the compensation of our named executive officers every year.

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

10.1+	Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018).
10.2+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.3+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.4
Amendment No. 2, dated as of June 7, 2018, to Credit Agreement, dated as of June 18, 2015 (as previously amended by Amendment No. 1, dated as of July 12, 2016), among Jazz Pharmaceuticals plc, Jazz Securities Designated Activity Company, Jazz Pharmaceuticals, Inc., Jazz Financing I Designated Activity Company, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer.

10.5
First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc.

10.6
First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of September 28, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc.

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
Date: August 7, 2018

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Senior Vice President, Finance (Principal Accounting Officer)