Form 10-Q
period 2018-09-30
Jazz Pharmaceuticals plc
filed 2018-11-06
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2018, 60,321,590 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

We own or have rights to various copyrights, trademarks and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection and Vyxeos® 44 mg/100 mg powder for concentrate for solution for infusion. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$499,018	$386,035
Investments	565,000	215,000
Accounts receivable, net of allowances	279,437	224,129
Inventories	43,435	43,245
Prepaid expenses	23,189	23,182
Other current assets	54,310	76,686
Total current assets	1,464,389	968,277
Property, plant and equipment, net	198,053	170,080
Intangible assets, net	2,787,281	2,979,127
Goodwill	932,422	947,537
Deferred tax assets, net	37,582	34,559
Deferred financing costs	10,058	7,673
Other non-current assets	56,003	16,419
Total assets	$5,485,788	$5,123,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,373	$24,368
Accrued liabilities	257,453	198,779
Current portion of long-term debt	33,387	40,605
Income taxes payable	7,139	21,577
Deferred revenue	5,935	8,618
Total current liabilities	341,287	293,947
Deferred revenue, non-current	10,934	16,115
Long-term debt, less current portion	1,560,582	1,540,433
Deferred tax liabilities, net	337,021	383,472
Other non-current liabilities	208,647	176,608
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,078,032	1,935,486
Accumulated other comprehensive loss	(179,466)	(140,878)
Retained earnings	1,128,218	917,956
Total shareholders’ equity	3,027,317	2,713,097
Total liabilities and shareholders’ equity	$5,485,788	$5,123,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$465,197	$407,971	$1,402,139	$1,171,304
Royalties and contract revenues	4,176	3,884	12,326	10,990
Total revenues	469,373	411,855	1,414,465	1,182,294
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	26,574	31,203	95,207	84,940
Selling, general and administrative	155,873	124,523	521,665	401,106
Research and development	51,160	47,362	169,959	132,447
Intangible asset amortization	46,989	47,313	154,955	99,164
Impairment charges	—	—	42,896	—
Acquired in-process research and development	—	75,000	—	77,000
Total operating expenses	280,596	325,401	984,682	794,657
Income from operations	188,777	86,454	429,783	387,637
Interest expense, net	(18,920)	(19,192)	(59,171)	(56,330)
Foreign exchange loss	(756)	(2,224)	(5,181)	(9,115)
Loss on extinguishment and modification of debt	—	—	(1,425)	—
Income before income tax provision and equity in loss of investees	169,101	65,038	364,006	322,192
Income tax provision	19,348	1,239	75,018	65,914
Equity in loss of investees	437	273	1,360	637
Net income	$149,316	$63,526	$287,628	$255,641

Net income per ordinary share:
Basic	$2.47	$1.06	$4.78	$4.26
Diluted	$2.41	$1.03	$4.68	$4.17
Weighted-average ordinary shares used in per share calculations - basic	60,476	60,108	60,196	60,030
Weighted-average ordinary shares used in per share calculations - diluted	61,857	61,436	61,493	61,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$149,316	$63,526	$287,628	$255,641
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,984)	50,870	(43,945)	159,302
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $107, $56, $758 and ($137), respectively	746	392	5,304	(956)
Other comprehensive income (loss)	(11,238)	51,262	(38,641)	158,346
Total comprehensive income	$138,078	$114,788	$248,987	$413,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$287,628	$255,641
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	154,955	99,164
Share-based compensation	75,718	79,579
Impairment charges	42,896	—
Depreciation	11,363	9,288
Acquired in-process research and development	—	77,000
Loss on disposal of assets	652	360
Deferred income taxes	(44,658)	(53,359)
Provision for losses on accounts receivable and inventory	4,734	1,825
Loss on extinguishment and modification of debt	1,425	—
Amortization of debt discount and deferred financing costs	32,669	19,234
Other non-cash transactions	6,970	14,480
Changes in assets and liabilities:
Accounts receivable	(55,518)	(22,273)
Inventories	(7,583)	(7,132)
Prepaid expenses and other current assets	6,989	(10,590)
Other long-term assets	(6,494)	(1,825)
Accounts payable	10,116	6,130
Accrued liabilities	65,074	(23,583)
Income taxes payable	(13,999)	8,495
Deferred revenue	(5,623)	23,163
Other non-current liabilities	7,244	12,931
Net cash provided by operating activities	574,558	488,528
Investing activities
Proceeds from maturity of investments	565,000	150,000
Net proceeds from sale of assets	48,092	—
Acquired in-process research and development	—	(77,000)
Purchases of property, plant and equipment	(15,221)	(20,072)
Acquisition of intangible assets	(111,100)	—
Acquisition of investments	(915,000)	(290,000)
Net cash used in investing activities	(428,229)	(237,072)
Financing activities
Proceeds from employee equity incentive and purchase plans	84,056	22,793
Proceeds from tenant improvement allowance on build-to-suit lease	1,253	—
Net proceeds from issuance of debt	—	559,484
Repayments under revolving credit facility	—	(850,000)
Payment of debt modification costs	(6,406)	—
Payment of employee withholding taxes related to share-based awards	(17,192)	(17,909)
Repayments of long-term debt	(17,370)	(27,070)
Share repurchases	(77,015)	(56,425)
Net cash used in financing activities	(32,674)	(369,127)
Effect of exchange rates on cash and cash equivalents	(672)	4,323
Net increase (decrease) in cash and cash equivalents	112,983	(113,348)
Cash and cash equivalents, at beginning of period	386,035	365,963
Cash and cash equivalents, at end of period	$499,018	$252,615

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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia or acute myeloid leukemia with myelodysplasia-related changes.

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, for any other interim period or for any future period.
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
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. We adopted ASU No. 2014-09 on January 1, 2018 on a modified retrospective basis. The adoption of ASU No. 2014-09 did not have a material impact on our results of operations and financial position as the timing of revenue recognition for product sales, net, which is our primary revenue stream, did not change. Refer to Note 13, Revenues, for revenue-related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard on January 1, 2018 and adoption did not have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard on January 1, 2018. In the second quarter of 2018, we entered into an asset purchase agreement, or APA, with TerSera Therapeutics LLC, or TerSera, whereby TerSera agreed to purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt® (ziconotide) intrathecal infusion. We entered into an amendment to the APA, and the transaction closed on September 27, 2018. We determined that the disposal group did not constitute a business under the new guidance. Refer to Note 2, Disposition, for further information on the sale of our rights to Prialt.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, or ASU No. 2017-12. ASU No. 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements.  ASU No. 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this standard on January 1, 2018 on a modified retrospective basis. Adoption of this standard did not have a material impact on our consolidated financial statements.

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
Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including, without limitation, the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with the abbreviated new drug application, or ANDA, filers, or on terms that are different from those contemplated by the settlement agreements; the potential U.S. introduction of new products that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or excessive daytime sleepiness in narcolepsy; changes to or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS; any increase in pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and REMS programs by government entities; operational disruptions at the Xyrem central pharmacy or any failure to comply with our REMS obligations to the satisfaction of the FDA; and continued acceptance of Xyrem by physicians and patients.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2018, we had foreign exchange forward contracts with notional amounts totaling $210.1 million. As of September 30, 2018, the net liability fair value of outstanding foreign exchange forward contracts was $1.0 million. As of September 30, 2018, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a fair value of $7.8 million as of September 30, 2018. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of September 30, 2018 and December 31, 2017, allowances on receivables were not material. As of September 30, 2018, two customers accounted for 91% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 77% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 14% of gross accounts receivable. As of December 31, 2017, two customers accounted for 86% of gross accounts receivable including Express Scripts, which accounted for 71% of gross accounts receivable, and McKesson, which accounted for 15% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to Xyrem, the API is manufactured for us by a single source supplier and the finished product is manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based Xyrem supplier.
Recent Accounting Pronouncements
 In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for us beginning January 1, 2020 and early adoption is permitted. The new guidance is not expected to have a material impact on our results of operations and financial position.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU No. 2016-02. Under the new guidance, lessees will be required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. ASU No. 2016-02 is effective beginning January 1, 2019 and early adoption is permitted. ASU No. 2016-02 must be adopted on a modified retrospective transition basis at the beginning of the earliest comparative period presented in the consolidated financial statements or at the adoption date. The adoption of ASU No. 2016-02 will result in a significant increase in our consolidated balance sheet for right-of-use assets and lease liabilities.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for the lease agreements we entered into in January 2015 and September 2017 to lease office space located in Palo Alto, California in buildings constructed or to be constructed by the landlord, which are accounted for as build-to-suit arrangements under existing accounting standards, and the lease agreement we entered into in August 2016 for office space in Dublin, Ireland. The future minimum lease payments under these leases at September 30, 2018 were $208.6 million. Based on our initial evaluation of the impact of ASU No. 2016-02 on our build-to-suit facility leases, we expect to de-recognize existing build-to-suit assets and liabilities upon the adoption of ASU No. 2016-02.

2. Disposition
On June 29, 2018, we entered into an APA with TerSera, pursuant to which TerSera agreed to purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt, but excluding accounts receivable, and to assume certain related liabilities as set forth in the APA. We entered into an amendment to the APA, and the transaction closed, on September 27, 2018. The total sales price was $80.0 million, of which we received $50.0 million at closing, and, subject to certain conditions, we are entitled to receive $15.0 million payable on December 31, 2019 and $15.0 million payable on December 31, 2020, or earlier under certain circumstances.

The related assets met the assets held for sale criteria and were reclassified to assets held for sale as of June 30, 2018. We adjusted the carrying value of the assets held for sale to fair value less costs to sell, which resulted in an impairment charge of $42.9 million in our condensed consolidated statements of income for the nine months ended September 30, 2018, primarily related to the carrying balances of intangible assets. Upon closing, we recognized a loss on disposal of $0.5 million within selling, general and administrative expenses in our consolidated statements of income for the three and nine months ended September 30, 2018.
We determined that the disposal of these assets does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$281,047	$—	$—	$281,047	$281,047	$—
Time deposits	590,000	—	—	590,000	25,000	565,000
Money market funds	192,971	—	—	192,971	192,971	—
Totals	$1,064,018	$—	$—	$1,064,018	$499,018	$565,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$225,235	$—	$—	$225,235	$225,235	$—
Time deposits	235,000	—	—	235,000	20,000	215,000
Money market funds	140,800	—	—	140,800	140,800	—
Totals	$601,035	$—	$—	$601,035	$386,035	$215,000
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

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2018 and December 31, 2017 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$590,000	$590,000	$—	$235,000	$235,000
Money market funds	192,971	—	192,971	140,800	—	140,800
Interest rate contracts	—	7,824	7,824	—	2,138	2,138
Foreign exchange forward contracts	—	261	261	—	15,495	15,495
Totals	$192,971	$598,085	$791,056	$140,800	$252,633	$393,433
Liabilities:
Interest rate contracts	$—	$—	$—	$—	$392	$392
Foreign exchange forward contracts	—	1,258	1,258	—	5,017	5,017
Totals	$—	$1,258	$1,258	$—	$5,409	$5,409
As of September 30, 2018, our available-for-sale securities included time deposits and money market funds, and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2018, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $619 million and $586 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective from March 3, 2017 until July 12, 2021. These agreements hedge contractual term loan interest rates. As of September 30, 2018 and December 31, 2017, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.

The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2018	2017	2018	2017
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$876	$(59)	$5,285	$(2,234)
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	(130)	451	19	1,278
Assuming no change in LIBOR-based interest rates from market rates as of September 30, 2018, $1.9 million of gains recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2018 and December 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $210.1 million and $98.7 million, respectively. The foreign exchange loss in our condensed consolidated statements of income included losses of $2.4 million and $10.9 million for the three and nine months ended September 30, 2018, respectively, and gains of $8.0 million and $19.6 million for the three and nine months ended September 30, 2017, respectively, associated with foreign exchange contracts not designated as hedging instruments.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2018 and 2017 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	September 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$2,150	Accrued liabilities	$—
	Other non-current assets	5,674
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	261	Accrued liabilities	1,258
Total fair value of derivative instruments		$8,085		$1,258

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$2,138	Accrued liabilities	$392
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	15,495	Accrued liabilities	5,017
Total fair value of derivative instruments		$17,633		$5,409

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

	September 30, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,957	$—	$1,957	$(457)	$—	$1,500
Derivative liabilities	(457)	—	(457)	457	—	—

	December 31, 2017
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,639	$—	$1,639	$(875)	$—	$764
Derivative liabilities	(875)	—	(875)	875	—	—

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$2,482	$3,542
Work in process	24,456	15,692
Finished goods	16,497	24,011
Total inventories	$43,435	$43,245

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$947,537
Foreign exchange	(15,115)
Balance at September 30, 2018	$932,422

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2018				December 31, 2017
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	14.6	$3,122,811	$(590,198)	$2,532,613	$3,392,832	$(562,473)	$2,830,359
Priority review voucher		111,100	—	111,100	—	—	—
Manufacturing contracts	—	12,391	(12,391)	—	12,824	(12,634)	190
Trademarks	—	2,899	(2,899)	—	2,910	(2,910)	—
Total finite-lived intangible assets		3,249,201	(605,488)	2,643,713	3,408,566	(578,017)	2,830,549
Acquired IPR&D assets		143,568	—	143,568	148,578	—	148,578
Total intangible assets		$3,392,769	$(605,488)	$2,787,281	$3,557,144	$(578,017)	$2,979,127
The decrease in the gross carrying amount of intangible assets as of September 30, 2018 compared to December 31, 2017 reflects the sale of the Prialt acquired developed technology asset to TerSera in September 2018 and the negative impact of foreign currency translation adjustments, which was due to the weakening of the euro against the U.S. dollar, partially offset by our purchase of a rare pediatric disease priority review voucher, or PRV, from Spark Therapeutics, Inc. As we may use the PRV to obtain priority review by the FDA for one of our future regulatory submissions or may sell or transfer the PRV to a third party, we capitalized the acquisition cost, including direct transaction costs, as a finite-lived intangible asset upon closing of the transaction in May 2018.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on acquired developed technology intangible assets recorded as of September 30, 2018, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018 (remainder)	$46,802
2019	187,208
2020	185,969
2021	184,955
2022	184,246
Thereafter	1,743,433
Total	$2,532,613

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Build-to-suit facility	$52,222	$51,721
Land and buildings	46,815	46,729
Construction-in-progress	46,058	21,738
Leasehold improvements	32,623	28,779
Manufacturing equipment and machinery	25,573	23,586
Computer software	19,135	19,969
Computer equipment	14,059	12,814
Furniture and fixtures	8,059	5,947
Subtotal	244,544	211,283
Less accumulated depreciation and amortization	(46,491)	(41,203)
Property, plant and equipment, net	$198,053	$170,080
Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Rebates and other sales deductions	$88,443	$81,368
Estimated loss contingency	57,753	—
Employee compensation and benefits	49,845	54,930
Clinical trial accruals	8,387	2,181
Selling and marketing accruals	5,837	3,189
Inventory-related accruals	3,290	3,002
Royalties	3,293	8,058
Accrued interest	2,678	7,297
Sales returns reserve	2,473	3,651
Professional fees	2,368	3,213
Derivative instrument liabilities	1,258	5,409
Other	31,828	26,481
Total accrued liabilities	$257,453	$198,779

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2018	December 31, 2017
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(66,269)	(81,627)
2021 Notes, net	508,731	493,373

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(144,018)	(158,680)
2024 Notes, net	430,982	416,320

Term loan	654,256	671,345
Total debt	1,593,969	1,581,038
Less current portion	33,387	40,605
Total long-term debt	$1,560,582	$1,540,433
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
On June 7, 2018, we entered into a second amendment to the 2015 credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $659.4 million principal amount was outstanding as of September 30, 2018. We refer to the 2015 credit agreement as amended by the first and second amendments as the amended credit agreement. We expect to use the proceeds from future loans under the revolving credit facility, if any, for permitted capital expenditures, permitted acquisitions, to provide for ongoing working capital requirements and for other general corporate purposes.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of September 30, 2018, we were in compliance with these financial covenants.
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
As of September 30, 2018, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2018 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2018 (remainder)	$8,346
2019	33,387
2020	33,387
2021	608,387
2022	33,387
Thereafter	1,092,494
Total	$1,809,388

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2018 and December 31, 2017. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Facility Leases. In January 2015, we entered into an agreement to lease office space located in Palo Alto, California in a building subsequently constructed by the landlord. The term of this lease is 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term twice for a period of five years each. We are the deemed owner of the building based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord’s costs of constructing the building were capitalized on our condensed consolidated balance sheets offset by a corresponding financing obligation. We began to occupy this office space in October 2017. As of September 30, 2018, the total amount of the related financing obligation was $62.9 million, which is classified within current liabilities and non-current liabilities on our condensed consolidated balance sheets.
In September 2017, we entered into an agreement to lease office space located in Palo Alto, California in a second building to be constructed by the same landlord. We expect to occupy this office space by the end of 2019. This lease has a term of 12 years from the commencement date as defined in the lease agreement and we have an option to extend the term of the lease twice for a period of 5 years each. We are the deemed owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases. As of September 30, 2018, we recorded project construction costs of $43.7 million incurred by the landlord as construction-in-progress in property, plant and equipment, net and a corresponding financing obligation in other non-current liabilities on our condensed consolidated balance sheets. We will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period.
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
Other Commitments. As of September 30, 2018, we had $54.7 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
Xyrem ANDA Litigation and Settlements. In December 2012, we received a notice of Paragraph IV Patent Certification, or Paragraph IV Certification, from Amneal Pharmaceuticals LLC, or Amneal, that it had submitted an ANDA to the FDA requesting approval to market a generic version of Xyrem. In January 2013, we filed a lawsuit against Amneal in the federal district court of New Jersey, or District Court, alleging that our patents covering Xyrem are infringed or will be infringed by Amneal’s ANDA and seeking a permanent injunction to prevent Amneal from introducing a generic version of Xyrem that would infringe these patents. Additional patents covering Xyrem were issued after the date of the original lawsuit against Amneal, and lawsuits we brought against Amneal involving those patents were consolidated into a single case in the District Court.
In October 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Amneal in the District Court, and the District Court subsequently approved an order dismissing the litigation. We previously settled lawsuits against the eight other companies that have sent us notices that they had filed ANDAs requesting approval to market a generic version of Xyrem. As a result, the settlement with Amneal represents settlement of all outstanding patent infringement litigation related to Xyrem. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem or submit new drug applications referencing Xyrem, which could lead to additional patent litigation or challenges with respect to Xyrem.
The settlements with the nine ANDA filers are described below.
In our settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, we granted West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. West-Ward has an option to continue to sell the West-Ward AG Product for up to five years, and we are entitled to receive a meaningful royalty on net sales of the West-Ward AG Product, as well as payment for the supply of the West-Ward AG Product and reimbursement for a portion of the services costs associated with distribution of the West-Ward AG Product through the Xyrem REMS. We also granted West-Ward a license under the Xyrem patents to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, but if it elects to sell its own generic sodium oxybate product, West-Ward will not be able to continue to sell the West-Ward AG Product.

In our settlements with Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each of them the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances. Such circumstances include events related to acceleration of West-Ward’s AG Product launch date, the earlier launch of another party’s AG Product, the launch of another generic sodium oxybate product, or a final decision that all unexpired claims of the Xyrem patents are not infringed, or are invalid and/or unenforceable. The volume of each of Amneal’s, Lupin’s and Par’s AG Products is limited to an annual amount equal to a low single-digit percentage of Xyrem sales volume during the calendar year preceding the entry date of such party’s AG Product, and each party’s right to sell its AG Product ends on December 31, 2025. We also granted each of Amneal, Lupin and Par a license under the Xyrem patents to launch its own generic sodium oxybate product under its ANDA (assuming FDA approval of its ANDA is obtained or maintained) on or after December 31, 2025, or earlier under certain circumstances. Such circumstances include events related to launch of a generic sodium oxybate product by West-Ward or another company under its ANDA, or a final decision that all unexpired claims of the Xyrem patents are not infringed, or are invalid and/or unenforceable. If an acceleration event occurs, then each of Amneal, Par and Lupin will have the option to elect to market its AG Product until December 31, 2025, but such party will not be entitled to market its AG Product and its own generic sodium oxybate product simultaneously. We are entitled to receive a meaningful royalty on net sales of each of Amneal’s, Lupin’s and Par’s AG Products, as well as payment for the supply of each party’s AG Product and reimbursement for a portion of the services costs associated with distribution of each party’s AG Product through the Xyrem REMS.
In our settlements with each of the other five ANDA filers, we granted each a license under the Xyrem patents to launch its own generic sodium oxybate product under its ANDA (assuming FDA approval of its ANDA is obtained or maintained) on or after December 31, 2025, or earlier under certain circumstances. Such circumstances include the launch by West-Ward or another company of a generic sodium oxybate product. The specific terms of all of the settlement agreements are confidential.
Xyrem Post-Grant Patent Review Matters. In January 2015, certain of the ANDA filers filed petitions for inter partes review, or IPR, with respect to the validity of six of our seven patents associated with the Xyrem REMS, or REMS patents. The Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office instituted IPR trials with respect to certain of these petitions. In July 2016, the PTAB issued final decisions that the claims of the six REMS patents are unpatentable. In March 2017, the PTAB issued a final decision that three claims of a seventh REMS patent are unpatentable. On July 13, 2018, the United States Court of Appeals for the Federal Circuit upheld the July 2016 and March 2017 PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable. We cannot predict whether new parties will petition for post-grant patent review in the future, the outcome of any future IPR or other proceeding or the impact any IPR or other proceeding might have on any future ANDA or other patent litigation proceedings or other aspects of our Xyrem business.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. Other companies have disclosed similar subpoenas and continuing inquiries. We have a comprehensive program intended to ensure our compliance with applicable legal and regulatory requirements for pharmaceutical companies, including guidelines established by the Office of Inspector General of the U.S. Department of Health and Human Services regarding patient assistance programs, and we have been cooperating with the government’s investigation. We have engaged in discussions with the U.S. Department of Justice, or DOJ, about a possible resolution, and in April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. During the nine months ended September 30, 2018, we recorded $57.8 million related to this matter, including related interest, within accrued liabilities on our condensed consolidated balance sheet with the related expense included in selling, general and administrative expenses on our condensed consolidated statement of income. Material issues remain subject to further negotiation and approval by us and the DOJ before the proposed settlement can be finalized. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement is also likely to involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome.

11. Shareholders’ Equity
The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2018 and 2017 (in thousands):

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$2,713,097
Effect of adoption of new accounting standards	(298)
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	84,056
Employee withholding taxes related to share-based awards	(17,192)
Share-based compensation	75,682
Shares repurchased	(77,015)
Other comprehensive loss	(38,641)
Net income	287,628
Shareholders' equity at September 30, 2018	$3,027,317

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$1,877,339
Issuance of 2024 Notes	149,767
Issuance of ordinary shares in conjunction with employee equity incentive and purchase plans	22,793
Employee withholding taxes related to share-based awards	(17,909)
Share-based compensation	79,745
Shares repurchased	(56,425)
Other comprehensive income	158,346
Net income	255,641
Shareholders' equity at September 30, 2017	$2,469,297
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In the nine months ended September 30, 2018, we spent a total of $77.0 million to purchase 0.5 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $154.03 per share. As of September 30, 2018, the remaining amount authorized under the share repurchase program was $105.7 million.
In November 2018, our board of directors increased the existing share repurchase program authorization by an aggregate purchase price of $320 million, exclusive of any brokerage commissions.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,482	$(142,360)	$(140,878)
Effect of adoption of ASU No. 2017-12	53	—	53
Balance at January 1, 2018	1,535	(142,360)	(140,825)
Other comprehensive income (loss) before reclassifications	5,285	(43,945)	(38,660)
Amounts reclassified from accumulated other comprehensive loss	19	—	19
Other comprehensive income (loss), net	5,304	(43,945)	(38,641)
Balance at September 30, 2018	$6,839	$(186,305)	$(179,466)
During the nine months ended September 30, 2018, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized gain on derivatives that qualify as cash flow hedges.

12. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$149,316	$63,526	$287,628	$255,641
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	60,476	60,108	60,196	60,030
Dilutive effect of employee equity incentive and purchase plans	1,381	1,328	1,297	1,330
Weighted-average ordinary shares used in per share calculations - diluted	61,857	61,436	61,493	61,360

Net income per ordinary share:
Basic	$2.47	$1.06	$4.78	$4.26
Diluted	$2.41	$1.03	$4.68	$4.17
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and nine months ended September 30, 2018 and 2017 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Exchangeable Senior Notes	5,504	3,958	5,504	3,238
Options to purchase ordinary shares and RSUs	2,230	2,998	2,959	3,175
Ordinary shares under ESPP	14	16	16	9

13. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Xyrem	$357,251	$303,870	$1,030,036	$874,222
Erwinaze/Erwinase	41,134	49,173	150,474	149,585
Defitelio/defibrotide	36,177	31,213	111,736	97,351
Vyxeos	21,038	9,719	75,217	9,719
Prialt	5,792	7,930	20,839	21,303
Other	3,805	6,066	13,837	19,124
Product sales, net	465,197	407,971	1,402,139	1,171,304
Royalties and contract revenues	4,176	3,884	12,326	10,990
Total revenues	$469,373	$411,855	$1,414,465	$1,182,294
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$429,729	$372,846	$1,290,775	$1,068,716
Europe	30,816	30,297	94,165	89,027
All other	8,828	8,712	29,525	24,551
Total revenues	$469,373	$411,855	$1,414,465	$1,182,294
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Express Scripts	76%	74%	73%	74%
McKesson	15%	14%	18%	14%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of September 30, 2018 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.9 million and $5.6 million during the three and nine months ended September 30, 2018, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the nine months ended September 30, 2018 (in thousands):

Contract Liabilities
Balance as of December 31, 2017	$24,733
Effect of adoption of ASU 2014-09	(2,240)
Amount recognized within royalties and contract revenues	(5,624)
Balance as of September 30, 2018	$16,869

14. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative	$18,978	$20,903	$57,012	$61,582
Research and development	4,600	4,650	13,684	13,651
Cost of product sales	1,525	1,573	5,022	4,346
Total share-based compensation expense, pre-tax	25,103	27,126	75,718	79,579
Income tax benefit from share-based compensation expense	(3,552)	(6,354)	(12,066)	(23,816)
Total share-based compensation expense, net of tax	$21,551	$20,772	$63,652	$55,763
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares underlying options granted (in thousands)	117	87	1,349	1,343
Grant date fair value	$53.93	$45.87	$46.95	$42.69
Black-Scholes option pricing model assumption information:
Volatility	32%	35%	35%	35%
Expected term (years)	4.5	4.3	4.5	4.3
Range of risk-free rates	2.7-2.8%	1.6-1.8%	2.2-2.8%	1.6-1.8%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RSUs granted (in thousands)	71	35	564	537
Grant date fair value	$174.73	$148.60	$145.59	$137.23
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of September 30, 2018, compensation cost not yet recognized related to unvested share options and RSUs was $82.8 million and $102.7 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 2.6 years, respectively.

15. Income Taxes
Our income tax provision was $19.3 million and $75.0 million in the three and nine months ended September 30, 2018, respectively, compared to $1.2 million and $65.9 million for the same periods in 2017. The effective tax rates were 11.4% and 20.6% in the three and nine months ended September 30, 2018, respectively, compared to 1.9% and 20.5% for the same periods in 2017. The increase in the effective tax rate for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to the release of a valuation allowance held against certain foreign net operating losses in 2017 and the impacts of movements on unrecognized tax benefits, partially offset by a decrease in the U.S. corporate income tax rate. The effective tax rate for the nine months ended September 30, 2018 was in line with the same period in 2017. The effective tax rate for the three months ended September 30, 2018 was lower than the Irish statutory rate of 12.5% primarily due to the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitations. The effective tax rate for the nine months ended September 30, 2018 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, various expenses not deductible for income tax purposes and unrecognized tax benefits. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions), Italy and France. These jurisdictions have statutes of limitations ranging from three to five years. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2013 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments.  The notices provide for additional French tax of approximately $43 million, including interest and penalties through the date of the proposed assessment, translated at the foreign exchange rate at September 30, 2018. We disagree with the assessments and are contesting them vigorously.
During the three and nine months ended September 30, 2018, we recorded an income tax expense of $2.9 million as a provisional measurement period adjustment to the provisional estimates recorded as of December 31, 2017 in accordance with the SEC’s Staff Accounting Bulletin No. 118, or SAB 118. The provisional measurement period adjustment was due to additional analysis on the one-time transition tax on deemed repatriated earnings of foreign subsidiaries. We will continue to analyze the impact of the U.S. Tax Cuts and Jobs Act of 2017 under SAB 118 and may record further adjustments to provisional amounts as our analyses are completed in the fourth quarter of 2018.

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

•
Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC.

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
In the three and nine months ended September 30, 2018, our total net product sales increased by 14% and 20%, respectively, compared to the same periods in 2017, primarily due to an increase in Xyrem net product sales and net product sales of Vyxeos, which launched in the U.S. in August 2017. We expect total net product sales to increase in 2018 over 2017, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
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
In August 2018, the European Commission, or EC, granted marketing authorization for Vyxeos for the treatment of adults with newly-diagnosed t-AML or AML-MRC, and shortly thereafter, we commenced a rolling launch of Vyxeos in the European Union, or EU.
In September 2018, Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, announced that Japan’s Ministry of Health, Labour and Welfare, or Ministry, granted orphan drug designation to NS-73 (defibrotide sodium) for the treatment of VOD following HSCT, and, in October 2018, Nippon Shinyaku announced that it had filed a new drug application, or NDA, for NS-73 to the Ministry.
In September 2018, we sold substantially all of the assets held by us related to Prialt® (ziconotide) intrathecal infusion to TerSera Therapeutics LLC, or TerSera. The total sales price was $80.0 million, of which we received $50.0 million at closing, and, subject to certain conditions, we are entitled to receive $15.0 million payable on December 31, 2019 and $15.0 million payable on December 31, 2020, or earlier under certain circumstances.
On October 11, 2018, we entered into a settlement agreement and related agreements resolving our patent infringement litigation against Amneal Pharmaceuticals LLC, or Amneal. We had filed patent lawsuits against Amneal after it sent us a notice that it had filed an abbreviated new drug application, or ANDA, requesting approval to market a generic version of Xyrem. We previously settled lawsuits against the eight other ANDA filers. As a result, the settlement with Amneal represents settlement of all outstanding patent infringement litigation related to Xyrem.
Under the settlement agreements with the nine ANDA filers, (i) we granted the first ANDA filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, the right to sell an authorized generic version of Xyrem, or AG Product, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances and a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, unless it elects to continue to sell the AG Product, which it may do for up to a total of five years; (ii) we granted each of three of the other ANDA filers (including Amneal) the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances and a license to launch its own generic sodium oxybate product (assuming FDA approval of its ANDA is obtained or maintained) on or after December 31, 2025, or earlier under certain circumstances; and (iii) we granted each of the five other ANDA filers a license to launch its own generic sodium oxybate product (assuming FDA approval of its ANDA is obtained or maintained) on or after December 31, 2025, or earlier under certain circumstances. We are entitled to receive a meaningful royalty on net sales of each of the AG Products, as well as payment for the supply of each party’s AG Product and reimbursement for a portion of the services costs associated with distribution of each party’s AG Product through the Xyrem risk evaluation and mitigation strategy, or REMS. For a further description of these settlement agreements, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On October 26, 2018, the FDA approved our supplemental NDA, or sNDA, to revise the labeling for Xyrem to include an indication to treat cataplexy or EDS in pediatric narcolepsy patients ages seven and older. On October 25, 2018, the FDA confirmed that pediatric exclusivity has also been granted. As a result, each of our patents covering Xyrem will have an additional six months added to its expiration date. This six-month addition will also apply to any existing patent that covers a future oxybate product. The patent term additions do not affect the entry dates specified in the settlement agreements we have entered into with the ANDA filers.
Continued Emphasis on Research and Development
During the nine months ended September 30, 2018, we continued our focus on research and development activities, which currently include clinical development of new product candidates, activities related to line extensions and new indications for existing products and the generation of additional clinical data for existing products, all in our sleep and hematology/oncology therapeutic areas.
A summary of our ongoing development activities is provided below:

Project	Disease Area	Status
Sleep
Solriamfetol (JZP-110)	EDS in obstructive sleep apnea, or OSA, and EDS in narcolepsy
NDA accepted for filing by FDA in first quarter of 2018 with a target action date under the Prescription Drug User Fee Act, or PDUFA, of December 20, 2018; preparing to submit a marketing authorization application to the European Medicines Agency in late 2018

Project	Disease Area	Status
Solriamfetol (JZP-110)	EDS in Parkinson’s disease	Enrollment in Phase 2 trial completed in third quarter of 2018; top-line data expected early 2019
JZP-258 (oxybate; 90% sodium reduction)	EDS and cataplexy in narcolepsy	Expect top-line data in Phase 3 trial by second quarter of 2019
JZP-258	Idiopathic hypersomnia	Expect to commence patient enrollment in Phase 3 trial in fourth quarter of 2018
Oxybate once-nightly dosing	Narcolepsy	Program progressing; evaluation of several formulation options and technologies continues as part of once-nightly development process
Hematology/Oncology
Vyxeos	Myelodysplastic syndrome	Preparing for Phase 2 trial with cooperative group with planned initiation in second quarter of 2019
Defibrotide	Prevention of VOD in high-risk patients following HSCT	First patient enrolled in Phase 3 trial in first quarter of 2017; interim analysis planned in 2019
Defibrotide	Prevention of acute Graft versus Host Disease following allogeneic HSCT	First patient enrolled in Phase 2 proof of concept trial in first quarter of 2018
Defibrotide	Transplant-associated thrombotic microangiopathy	Pivotal Phase 2 trial planned for 2019
Asparaginase	ALL and other hematological malignancies	Activities related to development of improved products, including a recombinant crisantaspase
CombiPlex combinations	Oncology/hematological disorders	Pre-clinical evaluation of oncology therapeutic combinations
In addition, we have entered into a number of licensing and collaboration agreements, including with:

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
Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 77% and 73% of our net product sales for the three and nine months ended September 30, 2018, respectively, and 74% of our net product sales for the year ended December 31, 2017. As a result, we continue to place a high priority on seeking to increase sales of Xyrem in its approved indications, while remaining focused on ensuring the safe and effective use of the product. We also focus on enhancing and enforcing our intellectual property rights related to Xyrem, and on product development efforts to develop product, service and safety improvements for patients.
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

Our ability to maintain or increase Xyrem product sales is subject to risks and uncertainties, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, including those related to:

•
the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with the ANDA filers, or on terms that are different from those contemplated by the settlement agreements, as further described below;

•	the potential U.S. introduction of new products that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy;

•	changes to or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem REMS, as further described below;

•	potential challenges to our intellectual property around Xyrem, including the possibility of new ANDA or NDA filers or new post-grant patent review proceedings;

•	any increase in pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors;

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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have sent us notices that they had filed ANDAs seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of them, asserting that such generic products would violate our patents. As described above under the heading “—Significant Developments Affecting our Business,” we have settled all patent litigation against those nine ANDA filers. It is possible that other companies may in the future file ANDAs seeking to market a generic version of Xyrem or NDAs referencing Xyrem, which could lead to additional patent litigation or challenges with respect to Xyrem.
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
For a further description of the PTAB proceedings and the settlement agreements relating to Xyrem, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our ANDA litigation settlement agreements are subject to acceleration under certain circumstances, including as described above. For example, a company that has not settled ANDA litigation with us could obtain a final decision prior to January 1, 2023 that all unexpired claims of the Xyrem patents are invalid and/or unenforceable by prevailing against us in patent litigation or as a result of either an inter partes review, or IPR, challenge, which in turn could accelerate the launch dates for the AG Products and generic sodium oxybate products under our settlement agreements. Similarly, even in the absence of a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, a company that has not settled ANDA litigation with us could obtain FDA approval for its generic sodium oxybate product and launch such product before the entry dates specified in our settlement agreements, if, for example, such company obtains a final determination that its product does not infringe our patents or if such company decides, before applicable patent litigation is concluded, to launch its product at risk of being held liable for damages for patent infringement.

Such a launch could accelerate the launch dates for the AG Products and generic sodium oxybate products under our settlement agreements, depending on the circumstances. In addition, a substantial reduction in Xyrem net sales could lead to acceleration of the launch date for West-Ward’s AG Product, which in turn would accelerate the launch dates for the other settling ANDA filers’ AG Products and generic sodium oxybate products.
In addition, Xyrem could also be subject to potential future competition from other products. Companies could develop and launch sodium oxybate or other products that are similar, but not identical, to Xyrem, such as an alternative formulation or an alternative delivery technology. For example, Avadel Pharmaceuticals plc, or Avadel, is using its proprietary technology for delivery of a sodium oxybate formulation to eliminate second nighttime dosing for narcolepsy patients. Avadel has stated that it is conducting a Phase 3 pivotal trial pursuant to an FDA-approved special protocol assessment, and has indicated that it intends to seek approval of its product candidate using a Section 505(b)(2) NDA approval pathway referencing Xyrem. We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including pitolisant, a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While pitolisant is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to pitolisant established an expanded access program for the product and announced that the product has received Breakthrough Therapy and Fast Track designations from the FDA and that it is preparing an NDA submission for the product. If any company successfully develops, obtains FDA approval of and launches a product that is approved in the U.S. for the treatment of narcolepsy patients, it could result in a substantial reduction of Xyrem sales, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described elsewhere in this Quarterly Report on Form 10-Q. We expect that the launch of an AG Product or other generic version of Xyrem, or the approval and launch of other products that compete with Xyrem, could have a material adverse effect on our sales of Xyrem and on our business, financial condition, results of operations and growth prospects.
In February 2015, the FDA approved the Xyrem REMS, which requires, among other things, that Xyrem be distributed through a single pharmacy. In the FDA’s letter approving the February 2015 Xyrem REMS, the FDA stated that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. In October 2018, in connection with the FDA’s approval of our sNDA to revise the labeling for Xyrem to include an indication to treat cataplexy or EDS in pediatric narcolepsy patients ages seven and older, the FDA modified the February 2015 Xyrem REMS to add provisions and material for pediatric patients and caregivers, but did not modify the current operation of the Xyrem REMS. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate indications or products, or whether FDA will approve modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate indications or products. Any such modifications approved, required or rejected by the FDA could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem.
In January 2017, the FDA approved West-Ward’s ANDA and waived the shared REMS requirement, permitting West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, for the generic sodium oxybate product, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. This could potentially include future sodium oxybate products approved under a Section 505(b)(2) approval pathway. We cannot predict whether a company marketing a sodium oxybate product approved under Section 505(b)(2) would be required or permitted to distribute its product through the generic sodium oxybate REMS or a separate REMS.
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

We may face pressure to further modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS or otherwise. We continue to evaluate potential challenges based on the FDA’s waiver of the requirement for a single, shared system REMS in connection with the approvals of the ANDAs, including whether the FDA’s waiver decision meets the conditions for such a waiver under applicable law. We cannot predict whether or when we may pursue any such challenges or whether any such challenges would be successful.
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
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), accounted for 9% and 11% of our net product sales for the three and nine months ended September 30, 2018, respectively, and 12% for the year ended December 31, 2017. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. A significant challenge to maintaining and potentially increasing sales is the limited supply of Erwinaze, which has resulted, and continues to result, in supply disruptions, and our need for PBL to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions throughout the fourth quarter of 2018 and during 2019.  These supply disruptions have adversely impacted our ability to generate our previously anticipated level of sales of and revenues from Erwinaze in 2018, and we expect that they will continue to adversely impact our ability to generate sales of and revenues from Erwinaze in 2019.
In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s responses to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. In August 2018, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL citing observations related to items referenced in the warning letter as well as other manufacturing practices, including data and records management. PBL continues to address the issues identified by the FDA in the warning letter and has submitted its response to the August 2018 Form 483. Following a site inspection of PBL by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, in December 2017, MHRA issued an inspection report listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. In January 2018, PBL filed a response to the report with the MHRA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA and MHRA or whether the FDA and MHRA will be satisfied with PBL’s responses. Any failure by PBL to respond to the satisfaction of the FDA or MHRA could result in enforcement actions by the FDA or MHRA, including the FDA refusing admission of Erwinaze into the U.S. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and further limit our future maintenance and potential growth of the market for this product.
The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply certain markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We cannot predict whether the required remediation activities by PBL in connection with its January 2017 FDA warning letter, the December 2017 MHRA report or the August 2018 FDA Form 483 will further strain manufacturing capacity or otherwise adversely affect Erwinaze supply. As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, regulatory issues or otherwise, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted. If we continue to fail to obtain a sufficient supply of Erwinaze from PBL, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, our reputation and our business, financial condition, results of operations and growth prospects would be further materially adversely affected.
In addition, our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 31, 2018. The parties are in discussions regarding the agreement, but we cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension. If the agreement is terminated and we do not enter into a new agreement with PBL, we will lose our license to sell Erwinaze in any market after December 2020, except under specified terms for a post-termination transition period. We cannot predict the extent to which potential uncertainty related to our ongoing rights to Erwinaze will impact our sales of and revenues from Erwinaze.
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
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% of our net product sales for the three and nine months ended September 30, 2018 and for the year ended December 31, 2017. We seek to increase sales of Defitelio through selling and marketing activities. However, our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
For further discussion of these and other risks and uncertainties associated with Defitelio, see the risk factors set forth in “Risks Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Vyxeos. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed t‑AML or AML-MRC. We launched and began selling Vyxeos in the U.S. in August 2017, and our commercial launch in the U.S. is still at an early stage. Sales of Vyxeos were 5% of our net product sales for the three and nine months ended September 30, 2018 and 2% of our net product sales for the year ended December 31, 2017. In August 2018, the EC granted marketing authorization for Vyxeos, and as part of our rolling launch of Vyxeos in the EU, we are in the process of making pricing and reimbursement submissions in EU member states.
Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of additional risks and uncertainties, including potential delays or problems in the supply or manufacture of Vyxeos, acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries, the availability of adequate coverage, pricing and reimbursement approvals and potential competition from existing products and products in development. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. There have been batch failures due to mechanical, component and other issues, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities.  If we fail to obtain a sufficient supply of Vyxeos due to manufacturing or regulatory challenges, our sales of and revenues from Vyxeos, our future maintenance and potential growth of the market for this product, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In any event, if sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For further discussion of these and other risks and uncertainties associated with Vyxeos, see the risk factors set forth in “Risks Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Solriamfetol. In the fourth quarter of 2017, we submitted an NDA to the FDA to seek approval for solriamfetol in the treatment of EDS associated with OSA and EDS associated with narcolepsy. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review and set a target action date under PDUFA of December 20, 2018. We cannot predict whether our NDA will be approved by the FDA in a timely manner, or at all. Our ability to realize the anticipated benefits from an approved solriamfetol product and our investment in solriamfetol is subject to a number of risks and uncertainties, including, among other things, the outcome of DEA scheduling review, which will need to be completed after NDA approval, if any, but before commercial launch, market acceptance for an approved solriamfetol product, potential competition from other products in development and the availability of adequate pricing, coverage and reimbursement by government programs and third party payors. For further discussion of these and other risks and uncertainties associated with solriamfetol, see the risk factors set forth in “Risks Factors” Part II, Item 1A of this Annual Report on Form 10-Q.
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

Several states have recently passed laws aimed at increasing transparency relating to drug pricing, and other states may do so in the future. Both the U.S. House of Representatives and the U.S. Senate have conducted several hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. Moreover, REMS and the improper use of REMS as a means of improperly blocking or delaying competition for branded pharmaceutical products have increasingly drawn public scrutiny from Congress, the Federal Trade Commission, or FTC, and the FDA. Congress, for example, has introduced proposed legislation aimed at preventing companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples needed for bioequivalence testing. The FDA has stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. For example, in May 2018, FDA published a list of companies that it said had potentially been blocking access to the samples of their branded products, including one of our subsidiaries that sells FazaClo through a REMS program. If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. Other companies have disclosed similar subpoenas and continuing inquiries. We have a comprehensive program intended to ensure our compliance with applicable legal and regulatory requirements for pharmaceutical companies, including guidelines established by the Office of Inspector General of the U.S. Department of Health and Human Services regarding patient assistance programs, and we have been cooperating with the government’s investigation. We have engaged in discussions with the U.S. Department of Justice, or DOJ, about a possible resolution, and in April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. Any such settlement is also likely to involve entry into a corporate integrity agreement, which would impose costs and burdens on the operation of our business. If we do not reach a final settlement, the outcome of this investigation could include an enforcement action against us. If the federal government were to file an enforcement action against us as a result of the investigation and could establish the elements of a violation of relevant laws, we could be subject to damages, fines and penalties, which could be substantial, along with other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome. For more information, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Product sales, net	$465,197	$407,971	14%	$1,402,139	$1,171,304	20%
Royalties and contract revenues	4,176	3,884	8%	12,326	10,990	12%
Cost of product sales (excluding amortization of intangible assets)	26,574	31,203	(15)%	95,207	84,940	12%
Selling, general and administrative	155,873	124,523	25%	521,665	401,106	30%
Research and development	51,160	47,362	8%	169,959	132,447	28%
Intangible asset amortization	46,989	47,313	(1)%	154,955	99,164	56%
Impairment charges	—	—	N/A(1)	42,896	—	N/A(1)
Acquired in-process research and development	—	75,000	N/A(1)	—	77,000	N/A(1)
Interest expense, net	18,920	19,192	(1)%	59,171	56,330	5%
Foreign exchange loss	756	2,224	(66)%	5,181	9,115	(43)%
Loss on extinguishment and modification of debt	—	—	N/A(1)	1,425	—	N/A(1)
Income tax provision	19,348	1,239	1,462%	75,018	65,914	14%
Equity in loss of investees	437	273	60%	1,360	637	114%
_____________________________

(1)	Comparison to prior period not meaningful.

Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Xyrem	$357,251	$303,870	18%	$1,030,036	$874,222	18%
Erwinaze/Erwinase	41,134	49,173	(16)%	150,474	149,585	1%
Defitelio/defibrotide	36,177	31,213	16%	111,736	97,351	15%
Vyxeos	21,038	9,719	116%	75,217	9,719	674%
Prialt	5,792	7,930	(27)%	20,839	21,303	(2)%
Other	3,805	6,066	(37)%	13,837	19,124	(28)%
Product sales, net	465,197	407,971	14%	1,402,139	1,171,304	20%
Royalties and contract revenues	4,176	3,884	8%	12,326	10,990	12%
Total revenues	$469,373	$411,855	14%	$1,414,465	$1,182,294	20%
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to an increase in sales volume and a higher average net selling price. Xyrem product sales volume increased by 9% in both the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily driven by an increase in the average number of patients on Xyrem. Price increases were instituted in January 2018 and July 2017. Erwinaze/Erwinase product sales decreased in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to restricted supply. Erwinaze/Erwinase net product sales for the nine months ended September 30, 2018 were consistent with the same period in 2017. Ongoing supply challenges at the manufacturer have resulted in fluctuations in inventory and continue to negatively impact our ability to supply the market. We are experiencing supply disruptions globally and expect further supply disruptions throughout the fourth quarter of 2018 and during 2019. Defitelio/defibrotide product sales increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to higher volumes and, to a lesser extent, the positive impact of foreign exchange rates. Vyxeos product sales increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 following the launch in the U.S. in August 2017. Prialt product sales decreased in the three and nine months ended September 30, 2018 compared to the same periods in 2017. We completed the sale of our rights to Prialt to TerSera in September 2018. Other product sales decreased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to a decrease in sales of our psychiatry products due to generic competition. We expect total product sales will increase in 2018 over 2017, primarily due to anticipated growth in sales of Xyrem, Vyxeos and Defitelio.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues to increase in 2018 compared to 2017 due to higher contract revenue from out-licensing agreements.
Cost of Product Sales
Cost of product sales decreased in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to lower royalty expenses. Cost of product sales increased in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in net product sales. Gross margin as a percentage of net product sales was 94.3% and 93.2% in the three and nine months ended September 30, 2018, respectively, compared to 92.4% and 92.7% for the same periods in 2017. The increase in the gross margin percentage in the three and nine months ended September 30, 2018 was primarily due to change in product mix. We do not expect our gross margin as a percentage of net product sales to change materially in 2018 compared to 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher marketing and promotional expenses primarily driven by promotional costs for the potential U.S. commercial launch of solriamfetol and for the rolling launch of Vyxeos in the EU, as well as an increase in compensation-related expenses driven by higher headcount. Selling, general and administrative expenses increased in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an accrued estimated loss contingency, including related interest, of $57.8 million. In April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. For a further description of this matter, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Selling, general and administrative expenses for the nine months ended September 30, 2018 also included higher marketing and promotional expenses primarily due to marketing and promotional costs for the potential U.S. commercial launch of solriamfetol and for the rolling launch of Vyxeos in the EU, and an increase in compensation-related expenses driven by higher headcount, compared to the same period in 2017. We expect selling, general and administrative expenses in 2018 to increase compared to 2017, primarily due to an estimated loss contingency, an increase in compensation-related expenses and other expenses resulting from the expansion and support of our business and an increase in expenses related to the preparation for the potential U.S. commercial launch of solriamfetol and the continuation of the commercial launch of Vyxeos in the U.S. and the EU.
Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, milestone expenses and other research and development costs. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of which development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects that we believe will best support the future growth of our business.
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Clinical studies and outside services	$26,501	$26,197	$86,889	$67,885
Personnel expenses	17,340	15,777	52,588	48,331
Milestone expense	—	—	11,000	—
Other	7,319	5,388	19,482	16,231
Total	$51,160	$47,362	$169,959	$132,447
Research and development expenses increased by $3.8 million and $37.5 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Clinical studies and outside services costs for the three months ended September 30, 2018 were consistent with the same period in 2017. Clinical studies and outside services costs increased by $19.0 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in expenses related to our ongoing pre-clinical and clinical development programs, regulatory activities and support of partner programs, partially offset by lower clinical trial costs following the completion of three Phase 3 clinical trials for solriamfetol. Personnel expenses increased by $1.6 million and $4.3 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in the nine months ended September 30, 2018 related to milestone payments following FDA acceptance of our NDA for solriamfetol in March 2018.
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
Intangible Asset Amortization
Intangible asset amortization for the three months ended September 30, 2018 was consistent with the same period in 2017. Intangible asset amortization for the nine months ended September 30, 2018 increased by $55.8 million compared to the same period in 2017, primarily due to the commencement of amortization of the Vyxeos intangible asset upon FDA approval in August 2017. We expect intangible asset amortization to increase in 2018 compared to 2017 primarily due to the full year of amortization of the Vyxeos intangible asset.
Impairment Charges
In June 2018, we entered into an asset purchase agreement, or APA, with TerSera, pursuant to which TerSera agreed to purchase substantially all of the assets held by us related to Prialt. In connection with the entry into the APA, which was subsequently amended, we reclassified the Prialt assets to be transferred to TerSera as assets held for sale and recorded these assets at fair value, less estimated sales costs, resulting in the recognition of an impairment charge of $42.9 million in the nine months ended September 30, 2018. The transaction closed on September 27, 2018.
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
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2018 was consistent with the same period in 2017. Interest expense, net increased by $2.8 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to interest expense on our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017, partially offset by higher interest income and a reduction in interest expense following repayment of our revolving credit facility in full in the third quarter of 2017. We expect interest expense, net will be higher in 2018 compared to 2017 primarily due to the amortization of the debt discount on the 2024 Notes, partially offset by higher interest income.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Loss on Extinguishment and Modification of Debt
In the nine months ended September 30, 2018, we recorded a loss of $1.4 million in connection with the amendment of our 2015 credit agreement in June 2018, related to unamortized debt issuance costs and original issue discount associated with extinguished debt and new third party fees associated with modified debt.
Income Tax Provision
Our income tax provision was $19.3 million and $75.0 million in the three and nine months ended September 30, 2018, respectively, compared to $1.2 million and $65.9 million for the same periods in 2017. The effective tax rates were 11.4% and 20.6% in the three and nine months ended September 30, 2018, respectively, compared to 1.9% and 20.5% for the same periods in 2017. The increase in the effective tax rate for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to the release of a valuation allowance held against certain foreign net operating losses in 2017 and the impacts of movements on unrecognized tax benefits, partially offset by a decrease in the U.S. corporate income tax rate. The effective tax rate for the nine months ended September 30, 2018 was in line with the same period in 2017. The effective tax rate for the three months ended September 30, 2018 was lower than the Irish statutory rate of 12.5% primarily due to the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitations. The effective tax rate for the nine months ended September 30, 2018 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a rate higher than the Irish statutory rate, various expenses not deductible for income tax purposes and unrecognized tax benefits.

Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of September 30, 2018, we had cash, cash equivalents and investments of $1.1 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $659.4 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and $575.0 million principal amount of the 2024 Notes. We generated cash flows from operations of $574.6 million during the nine months ended September 30, 2018, and we expect to continue to generate positive cash flows from operations during 2018.
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
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. In the nine months ended September 30, 2018, we spent a total of $77.0 million to purchase 0.5 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $154.03 per share. As of September 30, 2018, the remaining amount authorized under the share repurchase program was $105.7 million.
In November 2018, our board of directors increased the existing share repurchase program authorization by an aggregate purchase price of $320 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$574,558	$488,528
Net cash used in investing activities	(428,229)	(237,072)
Net cash used in financing activities	(32,674)	(369,127)
Effect of exchange rates on cash and cash equivalents	(672)	4,323
Net increase (decrease) in cash and cash equivalents	$112,983	$(113,348)

Net cash provided by operating activities of $574.6 million for the nine months ended September 30, 2018 related to net income of $287.6 million, adjusted for non-cash items of $286.7 million primarily related to intangible asset amortization, share-based compensation expense and impairment charges and a net cash inflow of $0.2 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $488.5 million for the nine months ended September 30, 2017 related to net income of $255.6 million, adjusted for acquired IPR&D expense of $77.0 million and non-cash items of $170.6 million primarily related to intangible asset amortization and share-based compensation expense. This was partially offset by a net cash outflow of $14.7 million related to changes in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2018 primarily related to the net acquisition of investments of $350.0 million, acquisition of intangible assets of $111.1 million related to the purchase of a priority review voucher and purchases of property and equipment of $15.2 million, partially offset by net proceeds of $48.1 million from the sale of our rights to Prialt to TerSera. Net cash used in investing activities for the nine months ended September 30, 2017 primarily related to the net acquisition of investments of $140.0 million, upfront payments for acquired IPR&D of $77.0 million primarily related to a collaboration and option agreement with ImmunoGen and purchases of property and equipment of $20.1 million.
Net cash used in financing activities for the nine months ended September 30, 2018 primarily related to repurchase of ordinary shares under our share repurchase program of $77.0 million, repayment of our term loan principal of $17.4 million, payment of employee withholding taxes of $17.2 million related to share-based awards and payment of debt modification costs of $6.4 million, partially offset by proceeds from employee equity incentive and purchase plans of $84.1 million and proceeds from tenant improvement allowance on a build-to-suit lease of $1.3 million. Net cash used in financing activities for the nine months ended September 30, 2017 primarily related to repayment of borrowings under our prior revolving credit facility of $850.0 million, repurchase of ordinary shares under our share repurchase program of $56.4 million, repayment of our term loan principal of $27.1 million and payment of employee withholding taxes of $17.9 million related to share-based awards, partially offset by net proceeds from issuance of debt of $559.5 million and proceeds from employee equity incentive and purchase plans of $22.8 million.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2018, no amounts were outstanding under our revolving credit facility. During the nine months ended September 30, 2018, there were no material changes to our Exchangeable Senior Notes as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. In June 2018, we entered into a second amendment of our 2015 credit agreement, which increased our revolving credit facility from $1.25 billion to $1.6 billion, extended the maturity dates of our term loan facility and revolving credit facility from July 12, 2021 to June 7, 2023 and reduced the applicable margin for determining the interest rates on outstanding borrowings under the facilities. For more information, see Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$659,388	$33,387	$66,773	$559,228	$—
Term loan - interest (2)	93,293	22,005	40,661	30,627	—
Exchangeable Senior Notes - principal	1,150,000	—	575,000	—	575,000
Exchangeable Senior Notes - interest (3)	84,094	19,406	38,813	17,250	8,625
Revolving credit facility - commitment fee (4)	19,000	4,056	8,122	6,822	—
Commitment to equity method investees	22,300	7,000	14,000	1,300	—
Purchase and other obligations (5)	152,366	54,746	39,782	41,168	16,670
Operating lease obligations (6)	41,410	8,508	12,097	10,652	10,153
Facility lease obligations (7)	191,518	9,215	29,239	31,020	122,044
Total	$2,413,369	$158,323	$824,487	$698,067	$732,492
  __________________________

(1)
This table does not include potential future milestone payment or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In 2014, we signed a definitive agreement with Aerial BioPharma LLC, or Aerial, under which we acquired worldwide development, manufacturing and commercial rights to solriamfetol (other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights). Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $259 million based on development, regulatory and sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of solriamfetol. In July 2016, we entered into an agreement with Pfenex that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. This agreement was amended in December 2017. Under the amended agreement, Pfenex received upfront, option and development milestone payments totaling $35.3 million and may be eligible to receive additional payments of up to $189 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $87 million. These would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of September 30, 2018. The interest rate for our term loan borrowing was 3.62% as of September 30, 2018. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of September 30, 2018.

(3)	We used the fixed interest rates of 1.875% on the 2021 Notes and 1.50% on the 2024 Notes to estimate interest owed as of September 30, 2018 until the respective final maturity dates of these notes.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.25% and assumed undrawn amounts of $1.6 billion as of September 30, 2018 to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to our third party manufacturers and to ImmunoGen under our collaboration and option agreement.

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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the revenue recognition policy that was updated as a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers”, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
During the three and nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2018, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 77% and 73% of our net product sales for the three and nine months ended September 30, 2018 and 74% of our net product sales for the year ended December 31, 2017. Our future plans assume that sales of Xyrem will increase, but we cannot assure you that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2018, and we cannot assure you that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes.
In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed in more detail below, including those related to:

•
the potential U.S. introduction of a generic version of Xyrem before the entry dates specified in our settlements with the abbreviated new drug application, or ANDA, filers, or on terms that are different from those contemplated by the settlement agreements, as further described below;

•	the potential U.S. introduction of new products that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy;

•	changes to or uncertainties around regulatory restrictions, including, among other things, changes to our Xyrem risk evaluation and mitigation strategy, or REMS, as further described below;

•	potential challenges to our intellectual property around Xyrem, including the possibility of new ANDA or new drug application, or NDA, filers or new post-grant patent review proceedings;

•	any increase in pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors;

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
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have sent us notices that they had filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of them, asserting that such generic products would violate our patents covering Xyrem. We settled lawsuits against all nine ANDA filers, and the settlements are described below.
In our settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, we granted West-Ward the right to sell an authorized generic version of Xyrem, or AG Product, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances, including circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the AG Product, but if it elects to continue to sell the AG Product, which it may do for up to a total of five years, West-Ward will not be able to continue to sell the West-Ward AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each of them the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances. Such circumstances include events related to acceleration of West-Ward’s AG Product launch date, the earlier launch of another party’s AG Product, the launch of another generic sodium oxybate product, or a final decision that all unexpired claims of the Xyrem patents are not infringed, or are invalid and/or unenforceable. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA(assuming FDA approval of its ANDA is obtained or maintained) on or after December 31, 2025, or earlier under certain circumstances. Such circumstances include events related to launch of a generic sodium oxybate product by West-Ward or another company under its ANDA, or a final decision that all unexpired claims of the Xyrem patents are not infringed, or are invalid and/or unenforceable. If an acceleration event occurs, then Amneal, Par and Lupin will have the option to elect to market its AG Product until December 31, 2025, but such party will not be entitled to market its AG Product and its own generic sodium oxybate product simultaneously. In our settlements with each of the other ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA (assuming FDA approval of its ANDA is obtained or maintained) on or after December 31, 2025, or earlier under certain circumstances, including the launch by West-Ward or another company of a generic sodium oxybate product. In accordance with legal requirements, we have submitted our Xyrem settlement agreements to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or DOJ, for review.
For further description of these settlements and legal proceedings, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem or NDAs referencing Xyrem, which could lead to additional patent litigation or challenges with respect to Xyrem.
Certain ANDA filers filed petitions for inter partes review, or IPR, by the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, with respect to the validity of certain distribution, method of use and formulation patents covering Xyrem. After reviewing these patents through the IPR proceedings, the PTAB determined that all of the claims of six patents associated with the Xyrem REMS, or REMS patents and three claims of a seventh REMS patent, are unpatentable. In July 2018, the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld these PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable. For further description of these legal proceedings, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether new parties will petition for post-grant patent review in the future, the outcome of any future IPR or other proceeding or the impact any IPR or other proceeding might have on any future ANDA or other patent litigation proceedings or other aspects of our Xyrem business.
In January 2017, the FDA approved West-Ward’s ANDA for a generic sodium oxybate product. The FDA’s letter approving West-Ward’s ANDA notes that, as the first ANDA applicant, West-Ward is eligible for 180 days of generic drug exclusivity. West-Ward’s ANDA approval also includes a waiver that permits West-Ward to use a separate REMS program from the Xyrem REMS on the condition that the REMS approved with West-Ward’s ANDA, or the generic sodium oxybate REMS, be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In January 2017, the FDA tentatively approved two additional ANDAs for generic sodium oxybate products, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs that have been filed.
The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our ANDA litigation settlement agreements are subject to acceleration under certain circumstances, including as described above.
For example, a company that has not settled ANDA litigation with us could obtain a final decision prior to January 1, 2023 that all unexpired claims of the Xyrem patents are invalid and/or unenforceable by prevailing against us in patent litigation or as a result of an IPR challenge. In such event, West-Ward’s AG Product launch date would be accelerated to approximately the date of that final decision, which would also accelerate the permitted launch of Par, Lupin and Amneal’s AG Products and could accelerate the launch of other generic sodium oxybate products
Another circumstance that could accelerate the launch of an AG Product or a generic sodium oxybate product is market entry of another generic sodium oxybate product. For example, if a company that has not settled ANDA litigation with us obtains FDA approval for its generic sodium oxybate product and is able to distribute its product through an approved generic sodium oxybate REMS, such company could launch its generic product before the entry dates specified in our settlement agreements even in the absence of a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, subject in some cases to West-Ward’s 180-day exclusivity. Circumstances that could result in such a launch include, for example, a judicial determination that such company’s product does not infringe our patents; a judicial determination that our Xyrem patents are valid and infringed but that an injunction against such company launching its product is not warranted; or a decision by such company, before applicable patent litigation is concluded, to launch its product at risk of being held liable for damages for patent infringement. It is also possible that we could enter into a settlement agreement with a future ANDA filer that would permit such filer to enter the market on or prior to the launch date(s) agreed with West-Ward. If a company launches a generic sodium oxybate product in any of these scenarios, except in limited circumstances related to an “at risk” launch, the launch date for West-Ward’s AG Product would be accelerated to a date on or prior to the date of such entry, which could lead to acceleration of the other settling ANDA filers’ AG Product and generic sodium oxybate product launch dates as described above.
Another circumstance that could trigger acceleration of West-Ward’s launch date for an AG Product, which would also lead to acceleration of Par, Lupin and Amneal’s launch date for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that substantially erodes Xyrem net sales prior to January 1, 2023.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy that have different safety profiles and mechanisms of action than Xyrem, including pitolisant, a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While pitolisant is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to pitolisant established an expanded access program for the product and announced that it has received Breakthrough Therapy and Fast Track designations from the FDA for its investigational product and that it is preparing an NDA submission for the product. The receipt of marketing approval and commercialization of products that may be approved in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, reduce Xyrem sales, which could have the additional effect of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements, as described above and elsewhere in this Quarterly Report on Form 10-Q.
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
For further discussion regarding legal proceedings and settlement agreements related to Xyrem, the risks associated with our ANDA settlement agreements, the approval and tentative approval of ANDAs, the potential launch of AG Products or other generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales,” “Risks Related to Our Intellectual Property,” and “We face substantial competition from other companies, including companies with greater resources, including larger sales organizations and more experience working with large and diverse product portfolios, than we have” in this Part II, Item 1A, and Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The distribution and sale of Xyrem are subject to significant regulatory oversight and restrictions and the requirements of a risk evaluation and mitigation strategy, and these restrictions and requirements, as well as the potential impact of changes to these restrictions and requirements, subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.
The FDA requires that we maintain a REMS for Xyrem to help ensure the safe distribution of Xyrem and minimize the risk of misuse, abuse and diversion of sodium oxybate. In February 2015, the FDA approved the current Xyrem REMS, which requires, among other things, that Xyrem be distributed through a single pharmacy. In the FDA’s February 2015 letter approving the Xyrem REMS, the FDA stated that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. In October 2018, in connection with the FDA’s approval of our supplemental NDA, or sNDA, to revise the labeling for Xyrem to include an indication to treat cataplexy or EDS in pediatric narcolepsy patients ages seven and older, the FDA modified the February 2015 Xyrem REMS to add provisions and material for pediatric patients and caregivers, but did not modify the current operation of the Xyrem REMS. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate indications or products, or whether FDA will approve modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate indications or products. Any modifications approved, required or rejected by the FDA could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem.
In August 2015, we implemented the Xyrem REMS, as approved by the FDA in February 2015, and we plan to implement the October 2018 modifications to the Xyrem REMS within 120 days of that approval. We have submitted and expect to continue to submit ongoing assessments as set forth in the FDA’s Xyrem REMS approval letters. However, we cannot guarantee that our implementation and ongoing assessments will be satisfactory to the FDA or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis. Any failure to comply with the REMS obligations, or determination by the FDA that the Xyrem REMS is not meeting its goals, could result in enforcement action by the FDA; lead to changes in our Xyrem REMS obligations; negatively affect sales of Xyrem; result in additional costs and expenses for us; and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
While we have an exclusive agreement with Express Scripts Specialty Distribution Services, Inc., the central pharmacy for Xyrem, through June 2019 (subject to a one-year extension at our discretion unless either party provides 180 days’ notice to the other of its intent to terminate the agreement), if the central pharmacy does not fulfill its contractual obligations to us, fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, whether expected or unexpected, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and certified and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In January 2017, the FDA approved West-Ward’s ANDA and waived the shared REMS requirement. The FDA’s waiver of the shared REMS requirement permits West-Ward to use a separate REMS program from the Xyrem REMS, or the generic sodium oxybate REMS, for the generic sodium oxybate product, on the condition that the generic sodium oxybate REMS be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. This could potentially include future sodium oxybate products approved under a Section 505(b)(2) approval pathway. We cannot predict whether a company marketing a sodium oxybate product approved under Section 505(b)(2) would be required or permitted to distribute its product through the generic sodium oxybate REMS or a separate REMS. In connection with the waiver, FDA issued a statement that it considers the generic sodium oxybate REMS to have the same ETASU as the Xyrem REMS and operationalizes those elements in a comparable manner to achieve the same level of safety as the Xyrem REMS. We were not involved in development of the generic sodium oxybate REMS and were not consulted regarding any features of this REMS. A sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products could be distributed through multiple pharmacies, could increase the risks associated with sodium oxybate distribution. Any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, public acceptance of Xyrem as a treatment for EDS and cataplexy in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, as patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any of which could have a material adverse effect on our Xyrem business.
We may face pressure to further modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS or otherwise. Our settlement agreements with ANDA filers do not directly impact the FDA’s waiver of the single shared system REMS requirement, any other ANDA filer’s ability to develop and implement the generic sodium oxybate REMS for its generic sodium oxybate product or our ability to take any action with respect to the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of Xyrem or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA or another separate REMS.
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the drug-drug interaction, or DDI, with divalproex sodium. Our Xyrem DDI patents cover these instructions on the Xyrem package insert and Xyrem REMS. We cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
For further discussion regarding these matters, see the risk factors under the headings “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.

REMS and the improper use of REMS as a means of improperly blocking or delaying competition for branded pharmaceutical products have increasingly drawn public scrutiny from Congress, the FTC and the FDA. Congress, for example, has introduced proposed legislation aimed at preventing companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples needed for bioequivalence testing. The FDA has stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. For example, in May 2018, FDA published a list of companies that it said had potentially been blocking access to the samples of their branded products, including one of our subsidiaries that sells FazaClo through a REMS program. It is possible that the FTC, the FDA, other governmental authorities or other third parties could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner (including in light of the FDA’s statement in the February 2015 Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. Several of the ANDA applicants asserted that our REMS patents should not have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, and that the Xyrem REMS is blocking competition. We cannot predict the outcome of any potential government investigation of these claims or the impact of any similar claims that may be made in the future.
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
Erwinaze
Erwinaze (called Erwinase in markets outside the U.S.), a biologic product, is used in conjunction with chemotherapy to treat patients with acute lymphoblastic leukemia, or ALL, with hypersensitivity to E. coli-derived asparaginase. Erwinaze was approved by the FDA under a biologics license application, or BLA, and was launched in the U.S. in November 2011. It is also being sold under marketing authorizations, named patient programs, temporary use authorizations or similar authorizations in multiple countries in Europe and elsewhere. Erwinaze is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our agreement with PBL, including our license, expires in December 2020, subject to five-year extensions unless terminated by either party in writing by December 31, 2018. The parties are in discussions regarding the agreement, but we cannot predict whether the term of the agreement will be extended or, if extended, the terms of any such extension. If the agreement is terminated and we do not enter into a new agreement with PBL, we will lose our license to sell Erwinaze in any market after December 2020, except under specified terms for a post-termination transition period. We cannot predict the extent to which potential uncertainty related to our ongoing rights to Erwinaze will impact our sales of and revenues from Erwinaze.

A significant challenge to our ability to maintain and potentially increase sales is the limited supply of Erwinaze, which has resulted, and continues to result, in supply disruptions, and our need for PBL to minimize or avoid additional supply disruptions due to capacity constraints, production delays, quality or regulatory challenges and other manufacturing difficulties. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions throughout the fourth quarter of 2018 and during 2019.  These supply disruptions have adversely impacted our ability to generate our previously anticipated level of sales of and revenues from Erwinaze in 2018, and we expect that they will continue to adversely impact our ability to generate sales of and revenues from Erwinaze in 2019. See the discussion regarding Erwinaze supply issues in the risk factor under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A. Our ability to maintain and successfully and sustainably grow sales of Erwinaze is also subject to a number of additional challenges, including the limited population of patients with ALL and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population and our need to apply for and receive marketing authorizations, through the European Union’s, or EU’s, mutual recognition procedure or otherwise in certain additional countries if we decide to launch promotional efforts in those countries.
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
The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement classes, which could have an adverse impact on the reimbursement status of Defitelio. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. In addition, orphan products that have a significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to maintain favorable pricing and reimbursement approvals across Europe. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occurs, our anticipated revenue from Defitelio and our other products in the EU would be negatively affected. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio in the EU could be negatively affected. In addition, our ability to commercialize Defitelio successfully in the U.S. will depend on, among other things, the continued availability of adequate coverage or reimbursement by U.S. government programs and third party payors.
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
Vyxeos
We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc., which we refer to as the Celator Acquisition. Vyxeos is the first injectable fixed ratio, drug delivery combination oncology product based on our CombiPlex technology platform approved by the FDA and the EC. In August 2017, the FDA approved our NDA for Vyxeos for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC. We launched and began shipping Vyxeos in the U.S. in August 2017, and our U.S. commercial launch is still at an early stage. In August 2018, the EC granted marketing authorization for Vyxeos, and as part of our rolling launch of Vyxeos in the EU, we are in the process of making pricing and reimbursement submissions in EU member states. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from Vyxeos. In addition, we are seeking or plan to seek approval to market Vyxeos in additional countries.
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

•	the need to establish pricing and reimbursement support for Vyxeos in the U.S., the EU and in other countries;

•
the acceptance of Vyxeos in the U.S., the EU and other countries by hospital pharmacy and therapeutics committees and the availability of adequate coverage and reimbursement by government programs and third party payors;

•
the increasing complexity of the AML landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate;

•	the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; and

•
the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly given the ongoing clinical trials by other companies with the same patient population.

Due to the lack of historical sales data from commercialization of Vyxeos, our Vyxeos sales will be difficult to predict from period to period. As a result, Vyxeos sales results or trends in any period may not necessarily be indicative of future performance. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, the FDA imposed two post-marketing requirements in connection with its approval of our NDA for Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. The marketing authorization in the EU for Vyxeos also requires us to comply with certain manufacturing-related post-approval commitments.  In the event that we are unable to comply with these or other post-marketing obligations imposed as part of the marketing approval for Vyxeos in the U.S. or EU, our sales of and revenues from Vyxeos could be materially adversely affected, and our future maintenance and potential growth of the market for this product may be limited.
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
Solriamfetol
In 2017, we announced positive efficacy results from our two Phase 3 clinical trials of solriamfetol, a late-stage investigational compound being developed for potential treatment of EDS in patients with obstructive sleep apnea, or OSA, and from our Phase 3 clinical trial of solriamfetol in patients with narcolepsy. We submitted an NDA to the FDA in the fourth quarter of 2017 to seek approval for solriamfetol in the treatment of EDS associated with OSA and EDS associated with narcolepsy. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review and set a target action date under the Prescription Drug User Fee Act, or PDUFA, of December 20, 2018. We cannot predict whether our NDA will be approved by the FDA in a timely manner, or at all. Our ability to realize the anticipated benefits from an approved solriamfetol product is subject to a number of risks and uncertainties, including, among other things, the outcome of DEA scheduling review, which will need to be completed after NDA approval, if any, but before commercial launch, market acceptance for an approved solriamfetol product, potential competition from other products in development and the availability of adequate pricing, coverage and reimbursement by government programs and third party payors, as well as other risks and uncertainties described elsewhere in this Part II, Item 1A.
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
We have a manufacturing and development facility in Athlone, Ireland. We are using this facility for the manufacture of Xyrem and development-stage products, including JZP-507 and JZP-258, and we expect to manufacture these products commercially at our Athlone facility should these candidates receive regulatory approval. However, other than our Athlone facility and our manufacturing plant in Italy where we produce the defibrotide drug substance, we currently do not have our own commercial manufacturing or packaging capability for our products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. These single source arrangements put us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties at our suppliers.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL, a company that is wholly owned by the UK Department of Health and Social Care. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments related to the manufacture of Erwinaze by PBL. We cannot predict if or when PBL will comply with its manufacturing-related post-marketing commitments that are part of the BLA approval. In January 2017, the FDA issued a warning letter to PBL indicating that it was not satisfied with PBL’s response to the FDA Form 483 issued to PBL in March 2016 and citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. In March 2017, PBL filed a response to the warning letter with the FDA. In August 2018, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL citing observations related to items referenced in the warning letter as well as other manufacturing practices, including data and records management. PBL continues to address the issues identified by the FDA in the warning letter and has submitted its response to the August 2018 Form 483. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of the FDA or whether the FDA will be satisfied with PBL’s response. Any failure to do so to the satisfaction of the FDA could result in the FDA refusing admission of Erwinaze into the U.S., as well as additional enforcement actions by the FDA and other regulatory entities.
In the United Kingdom, or UK, where PBL’s manufacturing facilities are located, PBL is subject to similar inspections conducted by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA. Following a site inspection of PBL by MHRA in December 2017, MHRA issued an inspection report listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. In January 2018, PBL filed a response to the report with the MHRA. We cannot predict if or when PBL will correct the violations and deviations to the satisfaction of MHRA or whether the MHRA will be satisfied with PBL’s responses. Any failure by PBL to do so to the satisfaction of the MHRA could result in an enforcement action by the MHRA.
Inability to comply with regulatory requirements of the FDA, the MHRA or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorization could adversely affect Erwinaze supply, particularly in light of the ongoing limited supply of Erwinaze, and could result in: enforcement actions by the FDA, MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters); the approval of the FDA or other competent authorities being suspended, varied, or revoked; product release being delayed or suspended; or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and further limit our future maintenance and potential growth of the market for this product. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and our supplier may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us or a delay in supply and may decrease any profit we would otherwise achieve with Erwinaze.
The current manufacturing capacity for Erwinaze is completely absorbed by demand for the product. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply certain markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We cannot predict whether the required remediation activities by PBL in connection with its January 2017 FDA warning letter, the December 2017 MHRA report or the August 2018 FDA Form 483 will further strain manufacturing capacity or otherwise adversely affect Erwinaze supply. As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, regulatory issues or otherwise, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted.
If quality, manufacturing or regulatory issues persist, under our agreement with PBL, we do not have the right to engage a backup supplier for Erwinaze except in very limited circumstances, such as following the termination of the agreement by us due to the uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or disruption in manufacturing or exacerbate the supply shortage. If we continue to fail to obtain a sufficient supply of Erwinaze from PBL, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, our reputation and our business, financial condition, results of operations and growth prospects would continue to be materially adversely affected.
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
To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured. For example, Siegfried has supplied us with both the API and finished product for our development activities involving solriamfetol, including our ongoing Phase 2 clinical trial. We expect that Siegfried will manufacture and supply solriamfetol drug product for commercial sale if solriamfetol receives regulatory approval and that, in the short term, Siegfried will be the sole provider of our commercial supply of solriamfetol. If Siegfried does not or is not able to supply us with solriamfetol for any reason, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our anticipated revenues from solriamfetol.
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
We are also aware of products being developed by others for use as treatment options in cataplexy and/or EDS in patients with narcolepsy, including pitolisant, a product to treat adult patients with narcolepsy with or without cataplexy that received marketing approval in Europe in 2016. While pitolisant is currently not approved by the FDA for marketing in the U.S., the company that has exclusive U.S. commercialization rights to pitolisant established an expanded access program for the product and announced that the product has received Breakthrough Therapy and Fast Track designations from the FDA and that it is preparing an NDA submission for the product. The receipt of marketing approval and commercialization of pitolisant in the U.S. for the treatment of narcolepsy patients could, depending on the targeted patient population, negatively impact our ability to maintain and grow sales of Xyrem.
Nine companies filed ANDAs with the FDA seeking to market generic versions of Xyrem, and we have settled patent litigation against all nine companies. The FDA has approved or tentatively approved some of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs that have been filed. For a description of the settlement agreements and the risks related to the launch of a generic sodium oxybate product, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the risk factor under the heading “The launch of a generic version of Xyrem or other sodium oxybate products that compete with Xyrem would adversely affect sales of Xyrem.”
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
AML, the cancer indication for which we commercialize Vyxeos, has alternative established therapies.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The patient population studied in the Vyxeos Phase 3 clinical trial included AML patients deemed able to tolerate chemotherapy.  The existing options for the treatment of newly-diagnosed t-AML patients who can tolerate chemotherapy include cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products that have been recently approved by the FDA or are in development for use as treatment options for AML patients, such as targeted agents (e.g., FLT-3, IDH-1, IDH-2, CD-33 and CAR T‑cell), immunotherapies and agents disrupting leukemia cell survival. Some of the patient populations being studied for, or treated by, these products overlap with the patient population studied in the Vyxeos Phase 3 clinical trial.  The existence of established treatment options and the development of competing products for the treatment of newly-diagnosed t-AML or AML-MRC could negatively impact our ability to successfully commercialize Vyxeos and achieve the level of sales we expect, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In the fourth quarter of 2017, we submitted an NDA for solriamfetol to the FDA for the treatment of patients with EDS in narcolepsy and EDS in OSA. In the first quarter of 2018, the FDA accepted the NDA for filing with a standard review and set a target action date under PDUFA of December 20, 2018. If solriamfetol is approved, we expect that the product will be subject to scheduling review under the U.S. Controlled Substances Act, or CSA, before it can be commercially launched. Other treatments for excessive sleepiness in patients with narcolepsy include stimulants, wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed for patients who have OSA. Solriamfetol, if approved by the FDA, will likely face competition from this genericized market. In addition, we are aware of several other products in development to treat excessive sleepiness in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
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
Our development pipeline projects may not be successful, and any adverse events or other data generated during the course of studies related to our product candidates and/or studies related to additional indications for our commercialized products could result in action by the FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing clinical trials for line extensions or the generation of additional clinical data could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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

•
delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, known as an ethics committee in Europe, to conduct a clinical trial at a prospective study site;

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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,290 as of November 2018. This includes employees in 14 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. In addition, we may expand our international operations into other countries in the future, either organically or by acquisition. While we have acquired significant management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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
In addition, in June 2016, eligible members of the electorate in the UK decided by referendum to leave the EU. On March 29, 2017, the government of the UK initiated the formal procedure for withdrawal from the EU. We have a significant office in Oxford, England, which focuses on commercialization of our products outside of the U.S., among other activities. We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, if at all. In particular, our ability to conduct international business out of the UK may be adversely affected. For a further discussion, see the risks under the heading “The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business” in this Part II, Item 1A. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, these tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.

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
Significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
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
Although Xyrem is covered by patents covering its manufacture, formulation, distribution system and method of use, and we have U.S. patents that extend to 2033, we have settled patent litigation with nine companies seeking to introduce generic versions of Xyrem, and additional third parties may also attempt to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. In addition, notwithstanding our patents, it is possible that a company that has not settled ANDA litigation with us obtains and maintains FDA approval of an ANDA for a generic version of Xyrem or an NDA for another sodium oxybate product and introduces such product before the entry dates specified in our settlement agreements, including if such company obtains a final determination that its products do not infringe our patents or if such company decides, before applicable patent litigation is concluded, to launch a sodium oxybate product at risk of being held liable for damages for patent infringement. If a company launches a product in any of these scenarios, it could accelerate the launch dates for the AG Products and generic sodium oxybate products under our settlement agreements, depending on the circumstances. For a discussion regarding the risks associated with our ANDA litigation settlement agreements, the potential launch of AG Products or other generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part II, Item 1A.
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
We have patents covering many of our products in Europe and other parts of the world where patent laws operate differently than in the U.S., and provide a different scope of protection for our products than in the U.S. In the EU, approval of a generic pharmaceutical product can occur independently of whether the reference brand product is covered by patents, and enforcement of such patents generally must await approval and an indication that the generic product is being offered for sale. Patent enforcement generally must be sought on a country by country basis, and issues of patent validity and infringement may be judged differently in different countries. Xyrem’s regulatory exclusivity expired in the EU, and we are aware that generic or hybrid generic applications have been submitted, and additional generic or hybrid generic applications may be submitted, to various EU regulatory authorities. We cannot predict whether we or our licensees will be able to enforce our European patents or any patents we may be granted in the future, or other intellectual property against generic or hybrid generic filers in the EU.
Certain of the products we sell have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. We rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, which we may be unable to do. In some instances, we also rely on regulatory exclusivity. For example, Erwinaze has no patent protection. In addition to protection using trade secrets, Erwinaze was granted orphan drug exclusivity by the FDA for the treatment of ALL in the U.S. for a seven-year period from its FDA approval, which precluded approval of another product with the same principal molecular structure for the same indication until November 2018. Erwinaze, as a biologic product approved under a BLA, is also subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA. We believe that Erwinaze is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA. However, the BPCIA may evolve over time based on FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. In addition, the BPCIA exclusivity period does not prevent another company from independently developing a product that is highly similar to Erwinaze, generating all the data necessary for a full BLA and seeking approval. BPCIA exclusivity only assures that another company cannot rely on the FDA’s prior approvals of Erwinaze to support the biosimilar product’s approval. As a result, it is possible that a potential competing drug product might obtain FDA approval before the expected BCPIA exclusivity period has expired, which would adversely affect sales of Erwinaze. In the EU, the regulatory data protection and thus regulatory exclusivity period for Erwinase has lapsed. This also means that any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.  If a biosimilar product to Erwinaze is approved as interchangeable to Erwinaze in the U.S. or in other countries where Erwinaze is sold, a significant percentage of the prescriptions that would have been written for Erwinaze may be filled with the biosimilar version, resulting in a loss in sales of

Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
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
If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds as well as ANDA filers have challenged valuable pharmaceutical patents through the IPR process. There is a risk that a court or the PTAB could decide that our patents are not valid or infringed, and that we do not have the right to stop a third party from using the patented subject matter, such as the decision of the PTAB that certain of our patent claims covering the Xyrem REMS are invalid. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For a discussion regarding the risks associated with our settlement agreements with Xyrem ANDA filers, the potential launch of the AG Products or other generic versions of Xyrem, or the approval and launch of other sodium oxybate or other products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges, Risks and Trends Related to Our Lead Marketed Products and Product Candidates Submitted for Regulatory Approval” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. We cannot assure you that lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceedings that may be brought against us will be successful in stopping the infringement of our patents, that any such litigation or other proceedings will be cost-effective, or that any of them will have a satisfactory result for us.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we have submitted our ANDA litigation settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our ANDA litigation settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding such settlements, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In September 2016, Jazz Pharmaceuticals, Inc., our wholly owned subsidiary, submitted a Citizen Petition to the FDA requesting that, for safety reasons, the FDA refuse to approve any sodium oxybate ANDA with a proposed package insert or REMS that omits the portions of the Xyrem package insert and the Xyrem REMS that instruct prescribers on adjusting the dose of the product when it is co-administered with divalproex sodium (also known as valproate or valproic acid). Our Xyrem patents include three DDI patents covering these instructions on the Xyrem package insert and Xyrem REMS. In January 2017, the FDA granted the Citizen Petition with respect to the Xyrem package insert. The FDA concluded that it will not approve any sodium oxybate ANDA referencing Xyrem that does not include in its package insert the portions of the currently approved Xyrem package insert related to the DDI with divalproex sodium. We cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our method of administration patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty. For further discussion of these matters, see the risk factors under the headings “Risks Related to Xyrem and the Significant Impact of Xyrem Sales” and “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
We also own method of use patents and trade secrets that cover elements of the Xyrem REMS, including patents that relate to the use of a single central pharmacy to distribute Xyrem. In July 2016, the PTAB issued final decisions that the claims of six of seven REMS patents are unpatentable. In March 2017, the PTAB issued a final decision that three claims of a seventh REMS patent are unpatentable. In July 2018, the Federal Circuit upheld these PTAB decisions on appeal, and as a result, we will not be able to enforce claims the PTAB found unpatentable. For a description of these matters, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether new parties will petition for post-grant patent review in the future, the outcome of any future IPR or other proceeding or the impact any IPR or other proceeding might have on any future ANDA or other patent litigation proceedings or other aspects of our Xyrem business.
In the FDA’s February 2015 letter approving the Xyrem REMS, the FDA stated that (i) the approval action should not be construed or understood as agreement with what the FDA stated was our position that dispensing through a single pharmacy is the only way to ensure that the benefits of Xyrem outweigh its risks, and that the FDA has continuing concerns that limiting the distribution of Xyrem to one pharmacy imposes burdens on patient access and the healthcare delivery system, and (ii) as with all REMS, the FDA intends to evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. In October 2018, in connection with the FDA’s approval of our sNDA to revise the labeling for Xyrem to include an indication to treat cataplexy or EDS in pediatric narcolepsy patients ages seven and older, the FDA modified the February 2015 Xyrem REMS to add provisions and material for pediatric patients and caregivers, but did not modify the current operation of the Xyrem REMS. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate indications or products, or whether FDA will approve modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate indications or products.
Any modifications approved, required or rejected by the FDA could make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, impair the safety profile of Xyrem, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem. In particular, depending on the nature of any such modifications or additional requirements, the ability of our existing patents and other intellectual property to protect our Xyrem distribution system from sodium oxybate competitors may be reduced. In addition, the extent of protection provided by our patents and other intellectual property related to the distribution of Xyrem depends on the nature of the distribution system that may be used by any sodium oxybate competitor. If the generic sodium oxybate REMS that has been approved by the FDA in connection with its approval of West-Ward’s ANDA or any other sodium oxybate REMS that may be approved by the FDA does not fall within the scope of any of the claims of our patents, those patents will not be a barrier to an ANDA filer’s or other unlicensed sodium oxybate product manufacturer’s entry into the market. We cannot be certain whether our existing patent claims, patents that may be granted in the future or other intellectual property will be construed to cover the generic sodium oxybate REMS or any other sodium oxybate REMS that may be approved by the FDA. The interpretation of intellectual property protections and the effect of these protections are extremely complex, and we cannot predict the impact of any of these matters on our business.

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
We submitted an NDA for solriamfetol to the FDA in the fourth quarter of 2017, and the FDA accepted the NDA for standard review with a target action date under PDUFA of December 20, 2018. However, the FDA does not always meet its PDUFA target action dates, and if the FDA fails to meet the PDUFA target action date for our solriamfetol NDA submission or fails to meet future PDUFA targeted action dates established for any of our product candidates, if any, the commercialization of the affected product candidate could be delayed or impaired. In any event, we cannot predict whether we will be able to obtain approval of our NDA for solriamfetol in the U.S. in a timely manner, or at all. If the applicable regulatory authority for such applications determines that our quality, safety or efficacy data do not warrant marketing approval, we could be required to conduct additional clinical trials, which could be costly and time-consuming and could delay the approval of our application, or we may not be able to commercialize solriamfetol in the U.S. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs. Any delay or failure in obtaining approval of a drug candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our financial performance.
A central nervous system-acting drug such as solriamfetol may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. We expect that solriamfetol will be subject to scheduling review under the CSA before it can be commercially launched. Moreover, depending on its scheduling status, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of solriamfetol may be subject to a significant degree of regulation by the DEA.
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
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply, particularly in light of the limited supply of Erwinaze, and could result in FDA approval being revoked, product release being delayed resulting in product shortage or product recalls, any of which could have a material adverse effect on our sales of and revenues from Erwinaze and further limit our future maintenance and potential growth of the market for this product. See also the discussion under the heading “The loss of our single source suppliers, delays or problems in the supply of our products for commercial sale or our product candidates for use in our clinical trials, or our or our suppliers’ failure to comply with manufacturing regulations, could materially and adversely affect our business, financial condition, results of operations and growth prospects.” in this Part II, Item 1A.
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
A significant proportion of the regulatory framework in the UK is derived from EU laws. For that reason, the results of the formal procedure of withdrawal from the EU, initiated by the UK in March 2017, could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates, as there is significant uncertainty concerning the future relationship between the UK and the EU. This includes the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal could result in significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant is established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure, or the competent authorities of other EU member states through the decentralized or mutual recognition procedures, would not, in the future, include the UK. In these circumstances, an authorization granted by the UK’s competent authorities would be required to place medicinal products on the UK market.
In addition, the laws and regulations that will apply after the UK withdraws from the EU may have implications for manufacturing sites that hold certification issued by the UK competent authorities. Our capability to rely on these manufacturing sites for products intended for the EU market would also depend upon the exact terms of the UK's withdrawal. There is also the risk that if there are batch release and quality control testing sites for finished product only in the UK, manufacturers will need to move to batch release and testing sites in other EU member states.
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
In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. We have engaged with the DOJ about a possible resolution, and in the first quarter of 2018, we recorded a $57.0 million accrual related to this matter. For more information, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.

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
The FDA approved the BLA for Erwinaze in the U.S. in November 2011, subject to certain post-marketing requirements, which have been completed, and compliance with multiple post-marketing commitments, including certain commitments that must be met by the product’s manufacturer with respect to product manufacturing, which are outside of our control. While activities are underway to complete the post-marketing commitments, any inability to comply with regulatory requirements, including compliance with manufacturing-related post-marketing commitments that are part of the BLA approval, as well as other requirements monitored by the FDA, could adversely affect Erwinaze supply and could result in FDA approval being revoked or product recalls, all of which could have a material adverse effect on our sales of and revenues from Erwinaze and further limit our future maintenance and potential growth of the market for this product.
The marketing authorization in the EU for Defitelio requires us to comply with a number of post-marketing obligations, including obligations relating to the establishment of a patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use. In January 2017, we enrolled the first patient in the Defitelio post-authorization study in the EU to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use. The FDA imposed several post-marketing requirements and commitments in connection with its March 2016 approval of our NDA for Defitelio, including the requirement that we conduct the Defitelio post-marketing trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. Additionally, the FDA imposed two post-marketing requirements in connection with its approval of our NDA for Vyxeos in August 2017, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. The marketing authorization in the EU for Vyxeos also requires us to comply with certain manufacturing-related post-approval commitments. If we fail to complete any of these post-marketing obligations for Defitelio or Vyxeos, including our failure to satisfactorily complete post-marketing studies and trials, the ongoing validity of the marketing authorizations may be called into question, our sales of and revenues from Defitelio and Vyxeos could be materially adversely affected and our future maintenance and potential growth of the markets for these products may be limited.
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
In addition, drug products may be subject to scheduling by the FDA as a controlled substance under the CSA, depending on the drug’s potential for abuse.  In this regard, we expect that solriamfetol will be subject to scheduling review under the CSA before it can be commercially launched. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. The DEA limits the quantity of certain Schedule I controlled substances that may be produced or procured in the U.S. in any given calendar year through a quota system. Accordingly, we require DEA quotas for Siegfried in the U.S. to manufacture sodium oxybate, a Schedule I controlled substance, and for Patheon, our U.S.-based Xyrem supplier, to procure the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Because the DEA typically grants quotas on an annual basis, Siegfried and Patheon are required to request and justify allocation of sufficient annual DEA quotas as well as additional DEA quotas if our commercial or clinical requirements exceed the allocated quotas throughout the year. For the last few years, our suppliers were allocated only a portion of the published annual aggregate quota for the API. If one or more ANDA filers were to begin manufacturing a generic sodium oxybate product, generic manufacturers would need to obtain a portion of the annual aggregate API quota, which could decrease the DEA quota allocation obtained on our behalf by Siegfried and Patheon. In the past, we have also had to engage in lengthy efforts to obtain the needed quotas after the original annual quotas had first been allocated. If, in the future, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
We may also become subject to similar investigations by other state or federal governmental agencies or offices. Any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions against us or 501(c)(3) organizations that we support. Such investigations may also result in negative publicity or other negative actions as to us or 501(c)(3) organizations that we support that could harm our reputation, impact our business practices, reduce demand for, or patient access to, our products and/or reduce coverage of our products, including by federal health care programs and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected. For more information, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states, as described below. Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, such as France, Belgium and Portugal, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data security in the U.S., the EU and other jurisdictions, such as the EU General Data Protection Regulation, or GDPR, that became effective in May 2018, and the California Consumer Privacy Act of 2018 that will become effective beginning January 2020 and mirrors a number of the key provisions in the GDPR. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.
If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The GDPR introduced new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR. However, our ongoing efforts related to compliance with the GDPR may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different EU member states may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.

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
Several aspects of our business may subject us to antitrust scrutiny by the FTC or to civil litigation alleging violation of the antitrust laws. For example, REMS and the improper use of REMS as a means of improperly blocking or delaying competition for branded pharmaceutical products have increasingly drawn public scrutiny from Congress, the FTC and the FDA. Congress, for example, has introduced proposed legislation aimed at preventing companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples needed for bioequivalence testing. The FDA has stated that it will seek to coordinate with the FTC in identifying and publicizing practices the FTC finds to be anticompetitive and has further stated that the FDA has concerns related to the role of REMS programs in delaying approval of generic products. For example, in May 2018, FDA published a list of companies that it said had potentially been blocking access to the samples of their branded products, including one of our subsidiaries that sells FazaClo through a REMS program. It is possible that the FTC, the FDA, other governmental authorities or other third parties could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner (including in light of the FDA’s statement in the February 2015 Xyrem REMS approval letter that the Xyrem REMS could be used in an anticompetitive manner inconsistent with applicable provisions of the FDCA) or have engaged in other anticompetitive practices. The FDCA further states that a REMS shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2), from entering the market. Several of the ANDA applicants have asserted that our REMS patents should not have been listed in the Orange Book, and that the Xyrem REMS is blocking competition.
Another area of potential antitrust scrutiny relates to the settlement of patent litigation with potential generic competitors. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the DOJ for review. Accordingly, we have submitted our Xyrem patent settlement agreements to the FTC and the DOJ for review. The FTC has publicly stated that, in its view, certain brand-generic settlement agreements violate the antitrust laws and has brought actions against certain branded and generic companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. We may receive formal or informal requests from the FTC regarding our Xyrem patent settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding such settlements, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We cannot predict the outcome of any potential government investigation of any antitrust claims, including those described above, or the impact of any such claims.

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
Third party payors’ practices for establishing access and reimbursement coverage can be complex, time-consuming for patients and prescribing physicians and vary widely from payor to payor. Third party payors often require prior authorization for, and require reauthorization for continuation of, prescription products or impose step edits, which require prior use of another medication, usually a generic or preferred brand, prior to approving coverage for a new or more expensive product. Restrictive conditions for reimbursement and an increase in reimbursement-related activities can extend the time required to fill prescriptions and may discourage patients from seeking treatment. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem, which may have a material effect on the overall level of reimbursement coverage for Xyrem. Increases in reimbursement-related activities have extended the time required to fill prescriptions and could continue to do so in the future. We cannot predict actions that third party payors may take, or whether they will limit the access and level of reimbursement for our products or refuse to provide any approvals or coverage. From time to time, third party payors have refused to provide reimbursement for our products, and others may do so in the future.
In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain inpatient hospital services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a hospital to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our products used in the inpatient hospital setting, there may not be sufficient reimbursement under the relevant MS-DRG to fully cover the cost of our products. Any failure to cover our products appropriately could impact our ability to maximize revenues in the federal marketplace. A significant portion of our revenue from Erwinaze is obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for Erwinaze under those programs, including as a result of legislative changes to these programs, would have a material adverse effect on revenues from Erwinaze.
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
Increasing consolidation among third party payors has led to fewer and larger third party payors with increased negotiating power. In particular, a small number of third party payors cover a significant portion of Xyrem patients. As a result, we may experience increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem. In the retail pharmacy sector, in which we expect that sales of an approved solriamfetol product would occur, a small number of third party payors and other third-party organizations known as pharmacy benefit managers, or PBMs, tasked with administrating prescription drug programs for large employers, health plans and government programs have market power and negotiating leverage to limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug. In the retail sector, if approved by the FDA, solriamfetol may face such conditions following its commercial launch, which could impact our other products. In highly competitive treatment markets, third party payors and PBMs may also exert negotiating leverage by requiring incremental rebates from manufacturers in order to maintain their formulary position.
If solriamfetol is approved by the FDA, the product will enter a competitive retail market of branded and generic products. Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could delay or prevent our commercial launch and our ability to receive a return on our investment in solriamfetol. As part of the overall trend toward cost containment, third party payors could impose steps edits that require patients to try alternative, including generic, treatments before authorizing payment for solriamfetol, exclude solriamfetol from formulary coverage lists, limit the types of diagnoses for which coverage will be provided or demand rebates, discounts, exclusivity, or other concessions for solriamfetol and potentially our other products. These potential utilization management strategies could limit patient access to solriamfetol and depress therapy adherence rates.  We cannot predict market acceptance of, and our ability to obtain favorable formulary positions, access and reimbursement coverage for, solriamfetol. An inability to obtain favorable formulary positions could increase patient cost-sharing for solriamfetol and cause some patients to determine not to use our product.  If we are unsuccessful in obtaining broad coverage for solriamfetol, our anticipated revenue from and growth prospects for an approved solriamfetol product could be negatively affected.
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
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2018, and we have made and may in the future make similar price increases on our other products. We cannot assure you that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could negatively impact our sales volumes and revenue. We expect to continue to experience pricing pressure in the U.S. in connection with the sale of our products due to third party payer actions, the increasing influence of health maintenance organizations, PBMs and managed healthcare generally, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
If we become the subject of any government investigation with respect to our drug pricing or other business practices, including as they relate to the Xyrem REMS, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In May and October 2016 and February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and, for Xyrem, documents concerning the provision of financial assistance to Medicare patients. For more information, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors under the headings “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition” and “We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement of medicinal products. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. If we are unable to maintain favorable pricing and reimbursement approvals in countries that represent significant markets, especially where a country’s reimbursed price influences other countries, our anticipated revenue from and growth prospects for Defitelio and our other products in the EU could be negatively affected. In August 2018, the EC granted marketing authorization for Vyxeos, and as part of our rolling launch of Vyxeos in the EU, we are in the process of making pricing and reimbursement submissions in EU member states. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from Vyxeos. If we are unable to obtain favorable pricing and reimbursement approvals in the EU member states that represent significant potential markets, our anticipated revenue from and growth prospects for Vyxeos in the EU could be negatively affected.
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
As of September 30, 2018, we had total indebtedness of approximately $1.8 billion, which included $659.4 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015, subsequently amended in July 2016 and in June 2018, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
The amended credit agreement provides for a $667.7 million principal amount term loan due in June 2023 and a $1.6 billion revolving credit facility, with any loans under such revolving credit facility due in June 2023, subject to early mandatory repayments under certain circumstances. The amended credit agreement contains various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:

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
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and transfer pricing arrangements through an audit or lawsuit. In December 2015, we received proposed tax assessment notices, and in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 relating to certain transfer pricing adjustments.  The notices provide for additional French tax of approximately $43 million, including interest and penalties, through the date of the proposed assessment translated at the foreign exchange rate at September 30, 2018. While we disagree with the assessments and are contesting them, responding to or defending against this and other challenges from taxing authorities could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc. after the Azur Merger (the “ownership test”), or (2) we must have substantial business activities in Ireland after the Azur Merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the Azur Merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes under current law. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the Azur Merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. Most recently, in July 2018, the IRS issued regulations under Section 7874 that finalized, with few changes, guidance that the IRS had previously issued in temporary form in 2016. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, our shareholders, Jazz Pharmaceuticals, Inc. and/or the Azur Merger. For more information, see the risk factor under the heading “Future changes to the tax laws under which we expect to be treated as a foreign corporation for U.S. federal tax purposes or to other tax laws relating to multinational corporations could adversely affect us,” in this Part II, Item 1A.
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
Our U.S. affiliates have a significant amount of NOLs. Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. Under the newly enacted U.S. Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, realization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of additional NOLs before future utilization. In general, an “ownership change” occurs if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and the U.S. Treasury Department regulations, or Treasury Regulations, promulgated thereunder. In this regard, we currently estimate that, as a result of these ownership change provisions, we have an annual limitation on the utilization of certain NOLs and credits of $399.9 million, before tax effect, for 2018, $76.4 million, before tax effect, for 2019 and a combined total of $311.0 million, before tax effect, for 2020 to 2032.
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
Our intangible assets and goodwill are significant. As of September 30, 2018, we had recorded $3.7 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, in connection with entry into an asset purchase agreement in June 2018 to sell substantially all of the assets held by us related to Prialt, we recognized an impairment charge of $42.9 million in our condensed consolidated statements of income for the nine months ended September 30, 2018, primarily related to the carrying balances of intangible assets.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $184.00 on June 20, 2018 and a low of $128.58 on November 7, 2017 during the period from September 30, 2017 through September 30, 2018. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
Sales of a substantial number of our ordinary shares in the public market, including sales by members of our management or board of directors, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity or equity-related securities. As of October 31, 2018, we had 60,321,590 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our ordinary shares upon the exercise or settlement of equity-based awards and exchanges of the Exchangeable Senior Notes would dilute existing shareholders’ ownership interests in our company, and any sales in the public market of these ordinary shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.
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
Other than funds we have allocated for the purposes of supporting our share repurchase program, we anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs, acquire or in-license additional products and product candidates, and pursue other opportunities. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, our ability to pay cash dividends on or repurchase our ordinary shares is restricted under the terms of the amended credit agreement. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of the amended credit agreement and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2018	—	$—	—	$127,186,612
August 1 - August 31, 2018	48,000	$172.45	48,000	$118,919,875
September 1 - September 30, 2018	79,500	$165.75	79,500	$105,734,725
Total	127,500	$168.27	127,500
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In November 2016, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. In November 2018, our board of directors increased the existing share repurchase program authorization by an aggregate purchase price of $320 million, exclusive of any brokerage commissions. This authorization has no expiration date.

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

4.4A
Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on August 23, 2017).

4.4B
Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on August 23, 2017).

10.1
Second Amendment, dated as of July 26, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc., as previously amended by the First Amendment to Lease, dated as of January 29, 2018.

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
Date: November 6, 2018

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Senior Vice President, Finance (Principal Accounting Officer)