Form 10-K/A
period 2018-12-31
Jazz Pharmaceuticals plc
filed 2019-04-26
CIK 1232524

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,515,311,963 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 16,768,983 ordinary shares of the registrant held by executive officers, directors, and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 18, 2019, a total of 56,768,504 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission File Number 001-33500), or the 2018 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 26, 2019. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2019 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2018 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2018 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2018 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 26, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2018 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

JAZZ PHARMACEUTICALS PLC

2018 ANNUAL REPORT ON FORM 10-K

Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2018 Annual Report on Form 10-K, as filed with the SEC on February 26, 2019. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

BASIS OF PRESENTATION

In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, except when the context makes clear that the time period being referenced is prior to January 18, 2012, in which case such terms are references to Jazz Pharmaceuticals, Inc. and its consolidated subsidiaries. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc, and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly owned subsidiary. In addition, on June 12, 2012, we completed our acquisition of EUSA Pharma Inc., or the EUSA Acquisition. In January 2014, we completed our acquisition of a controlling interest in Gentium S.r.l., or Gentium, and in July 2016, we completed our acquisition of Celator Pharmaceuticals, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors

Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will expire on the date of our 2021 annual general meeting of shareholders; the term of the Class II directors will expire on the date of our 2019 annual general meeting of shareholders; and the term of the Class III directors will expire on the date of our 2020 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.

The following is a brief biography of each member of our board of directors, including their respective ages as of April 26, 2019, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.

Class I Directors Continuing in Office Until the 2021 Annual General Meeting

Peter Gray, age 64, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. Mr. Gray currently serves as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services. He is also Chairman of two privately-held companies providing outsourced services to the biopharma industry and Chairman of a non-profit educational establishment. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Based on his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 30 years of experience in financial and operational management within the pharmaceutical industry.

Kenneth W. O’Keefe, age 52, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Since January 2018, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. From November 2015 to January 2018, he was Chief Executive Officer, from January 2011 to November 2015, he was Managing Partner, and from 1997 to January 2011, he was Managing Director, of Beecken Petty O’Keefe & Company. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of Beecken Petty O’Keefe & Company, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson and current member of our audit committee, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and financial statements.

Elmar Schnee, age 59, has served as a member of our board of directors since August 2014 and previously served as a director of Gentium (now a subsidiary of Jazz Pharmaceuticals plc) from May 2012 until April 2014. Since April 2017, Mr. Schnee has served as Chairman of Santhera Pharmaceuticals Holding AG, a specialty pharmaceutical company. Since June 2016, he has served as a management advisor to MindMaze SA, a neuro-technology company, where he also served as Chief Operating Officer from June 2016 to April 2017. From November 2013 to August 2015, Mr. Schnee served as a non-executive director of Cardiorentis Ltd., a biopharmaceutical company, where he served as Chairman and Chief Executive Officer from October 2011 until November 2013. From 2003 to 2011, Mr. Schnee held various positions at Merck KGaA, a global pharmaceutical and chemical group. He joined Merck KGaA in 2003 as Managing Director of Merck Santé S.A.S. In January 2004, Mr. Schnee assumed responsibility for global operations of the ethical pharmaceuticals division of Merck KGaA, and in November 2005, Mr. Schnee was appointed as Deputy Member of the Executive Board responsible for the pharmaceuticals business. In 2006, he was appointed as a member of the Executive Board and General Partner of Merck KGaA, with responsibility for global pharmaceutical activities, and served in this position until 2011. Prior to Merck KGaA, Mr. Schnee held senior positions in strategy, business development and marketing at UCB

SA, Sanofi-Synthélabo SA, Migliara/Kaplan Associates, Inc. and Fisons Pharmaceuticals PLC. In addition, Mr. Schnee currently serves on the boards of directors of two publicly-held pharmaceutical companies, Stallergenes-Greer and Santhera Pharmaceuticals Holding AG, and five privately-held life sciences companies. Mr. Schnee holds both a bachelor’s degree in marketing and a master’s degree in marketing and general management from the Swiss Institute of Business Administration in Zurich. With his experience as Chairman and Chief Executive Officer of Cardiorentis Ltd., his operational experience at Merck KGaA and other companies and his experience serving on the boards of directors of life sciences companies, including Gentium, Mr. Schnee brings to our board of directors significant management expertise and industry knowledge.

Catherine A. Sohn, Pharm.D., age 66, has served as a member of our board of directors since July 2012. Dr. Sohn serves as an independent director on the boards of directors of two public companies: Landec Corporation, a life sciences company, where she is currently serving as Chairperson of the compensation committee, and Rubius Therapeutics, a biotechnology company, where she is currently serving on the audit and compensation committees. She also serves as Chairman of the board of BioEclipse Therapeutics, Inc., a privately-held clinical-stage biopharmaceutical company. From January 2014 to May 2017, Dr. Sohn served as an independent director on the board of directors of Neuralstem, Inc., a life sciences company. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing at SmithKline Beecham Pharmaceuticals plc and its predecessor, Smith, Kline & French. Dr. Sohn holds the position of Adjunct Professor at the University of California, San Francisco. She received a Doctor of Pharmacy from the University of California, San Francisco, School of Pharmacy and a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn was named Woman of the Year by the Healthcare Businesswomen’s Association (2003) and Distinguished Alumnus of the Year by the University of California, San Francisco (2000) and is a Certified Licensing Professional and a National Association of Corporate Directors Board Leadership Fellow. Dr. Sohn brings to our board of directors three decades of product development, strategic marketing and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.

Class II Directors Continuing in Office Until the 2019 Annual General Meeting

Paul L. Berns, age 52, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. Mr. Berns is a venture partner at ARCH, a venture capital firm, and Executive Chair of BlackThorn Therapeutics, a privately-held clinical-stage biopharmaceutical company, where he serves on the board of directors. He also currently serves on the boards of two public companies, Menlo Therapeutics Inc., a late-stage biopharmaceutical company, and UNITY Biotechnology, Inc., a biotechnology company, and the board of a private company, MC2 Therapeutics, an emerging dermatology and eye care pharmaceutical company. From March 2014 to June 2016, he served as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company, which was acquired by Pfizer Inc. in June 2016. He also served as a member of the board of directors of Anacor Pharmaceuticals, Inc. from 2012 until 2016, including as Chairman of its board of directors from 2013 until 2016. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceutical industry. From March 2006 to September 2012, he served as President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns previously served on the boards of directors of Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) from November 2013 to June 2016 and XenoPort, Inc. from 2005 to May 2016. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Inc., Anacor Pharmaceuticals, Inc. and Bone Care International Inc., and his experience serving on the boards of directors of public companies, Mr. Berns provides significant management expertise and industry knowledge to our board of directors.

Patrick G. Enright, age 57, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Since 2006, Mr. Enright has served as Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. Prior to Longitude Capital, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Prior to Pequot, he was a Managing Member of the Delta Opportunity Fund at Diaz & Altschul Capital Management. Mr. Enright began his investment career at PaineWebber Development Corporation. Mr. Enright also has significant life sciences operations experience including senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright currently serves on the boards of Aimmune Therapeutics, Inc., Aptinyx Inc., CuraSen Therapeutics, Inc., Orbus Therapeutics, Inc., Rivus Pharmaceuticals, Inc. and SutroVax, Inc. Selected prior public company board memberships include Codexis, Inc., Corcept Therapeutics, Inc., Esperion Therapeutics, Inc., Horizon Pharma plc and Threshold Pharmaceuticals, Inc. Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 30 years of operating experience and financial expertise in the life sciences industry.

Seamus Mulligan, age 58, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a founder and principal investor of Azur Pharma. From 2014 until 2018, Mr. Mulligan served as Chairman and Chief Executive Officer of Adapt Pharma Ltd., a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company, where Mr. Mulligan currently serves on the board of directors. From 2006 until April 2017, Mr. Mulligan served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the closing of the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the closing of the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Azur Pharma and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 30 years of experience in the pharmaceutical industry.

Norbert G. Riedel, Ph.D., age 61, has served as a member of our board of directors since May 2013 and was appointed chairperson of our compensation committee in August 2013. Since September 2015, Dr. Riedel has served as Chief Executive Officer and President of Aptinyx, Inc., a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel currently serves on the boards of directors of Aptinyx, Inc., Cerevel Therapeutics, a biopharmaceutical company, Eton Pharmaceuticals, Inc., a development stage pharmaceutical company, and the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.

Class III Directors Continuing in Office Until the 2020 Annual General Meeting

Bruce C. Cozadd, age 55, has served as our Chairman and Chief Executive Officer since the closing of the Azur Merger in January 2012. He co-founded Jazz Pharmaceuticals, Inc. and has served as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of two non-profit organizations, The Nueva School and SFJAZZ. Mr. Cozadd previously served on the boards of directors of Cerus Corporation from 2001 to January 2018 and Threshold Pharmaceuticals, Inc. from 2005 to August 2017. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.

Heather Ann McSharry, age 57, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our nominating and corporate governance committee in August 2017. Ms. McSharry currently serves as a non-executive director on the boards of directors of several public and private companies, including CRH plc, an international building materials group, and Greencore Group plc, an international manufacturer of convenience foods, where she also serves as Chair of its remuneration committee. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. From 2007 to 2011, Ms. McSharry served on the board of directors of the Bank of Ireland, where she was a member of its audit committee from 2009 to 2011. Ms. McSharry served on the board of the Industrial Development Agency in Ireland from 2010 to 2014, where she was Chair of the audit and finance committee. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services.

Anne O’Riordan, age 51, has served as a member of our board of directors since February 2019. From 1990 to March 2019, Ms. O’Riordan held various leadership positions in the life sciences industry group in each of the operating units of Accenture (formerly Andersen Consulting) in North America, Europe and Asia Pacific. She most recently served as Global Industry Senior Managing Director of Accenture’s Life Sciences Business from 2012 to 2019. Between 2008 and 2012, Ms. O’Riordan led Accenture’s life sciences practice in Asia Pacific, focusing on strategic client development, market entry and business transformation. Prior to that, she led Accenture’s European health and life sciences business, working with clients across Europe on significant regional transformation initiatives. She also spent nine years in North America working with pharmaceutical and medical products clients. As of June 2019, Ms. O’Riordan will join the board of Jardine Matheson Limited, an Asian conglomerate headquartered in Hong Kong, where she will serve in the newly-created position as the Group Director of Digital. She currently serves on the board of governors of the American Chamber of Commerce in Hong Kong, or AmCham Hong Kong, where she serves as the board liaison for the Healthcare Committee. She is also a long-standing member of the Women of Influence Committee of AmCham Hong Kong as well as a member of The Womens Foundation and the 30% Club. Ms. O’Riordan received a B.Sc in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the University of Galway, Ireland. Ms. O’Riordan brings to our board of directors over 28 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe. Our board of directors also considered diversity in its election of Ms. O’Riordan and the value to our board of directors from adding an additional element of gender and geographic residency diversity to our board of directors. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.

Rick E Winningham, age 59, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairman of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off from Innoviva, Inc. in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Innoviva, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He previously served as a member of the board of directors of OncoMed Pharmaceuticals, Inc. from June 2015 until its merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute from November 2011 to March 2015 and served as its Chairman from January 2014 until it merged with Bay Area Bioscience Association to become the California Life Sciences Association in March 2015. Mr. Winningham was Chairman of California Life Sciences Association from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Committee Membership

The following table provides membership information for 2018 for each of the audit committee, compensation committee and nominating and corporate governance committee of our board of directors:

Name	Audit	Compensation	Nominating and Corporate Governance

Paul L. Berns		M

Patrick G. Enright	M	M

Peter Gray	C

Heather Ann McSharry	M		C

Kenneth W. O’Keefe	M

Norbert G. Riedel, Ph.D.		C

Elmar Schnee			M

Catherine A. Sohn, Pharm.D.		M	M

Rick E Winningham			M

C = committee chairperson; M = committee member

Our Executive Officers

The following table provides information regarding our executive officers as of April 26, 2019.

Name	Age	Position

Bruce C. Cozadd	55	Chairman and Chief Executive Officer

Daniel N. Swisher, Jr.	56	President and Chief Operating Officer

Michael P. Miller	62	Executive Vice President, U.S. Commercial

Matthew P. Young	49	Executive Vice President and Chief Financial Officer

Iain McGill(1)	46	Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World

Paul Treacy	58	Senior Vice President, Technical Operations

Karen J. Wilson	56	Senior Vice President, Finance and Principal Accounting Officer

(1)	In April 2019, Mr. McGill notified us of his decision to resign from his position as Senior Vice President, effective as of June 28, 2019.

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

Matthew P. Young was appointed our Executive Vice President and Chief Financial Officer as of February 2015 and previously served as our Senior Vice President and Chief Financial Officer from March 2014 to February 2015 and as our Senior Vice President, Corporate Development from April 2013 to March 2014. Prior to joining us, Mr. Young worked in investment banking for approximately 20 years. From February 2009 to April 2013, Mr. Young served as a managing director in global healthcare of Barclays Capital Inc., an investment banking firm, where his role included acting as the co-head of life sciences at Barclays Capital. From 2007 to 2008, Mr. Young served as a managing director of Citigroup Global Markets Inc., an investment banking firm, and from 2003 to 2007, as a managing director of Lehman Brothers Inc., an investment banking firm. From 1992 to 2003, Mr. Young served in various capacities at other investment banking firms. In 2015, he joined the board of directors of PRA Health Sciences, Inc., a contract research company, where he currently serves on the compensation and audit committees. He also serves as lead independent director and Chairman of the audit committee of CytomX Therapeutics, Inc., a biopharmaceutical company. Mr. Young received a B.S. in Economics and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

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

Code of Conduct

Our code of conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The code of conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “About” under “Corporate Ethics.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of conduct by posting such information on our website at the website address and location specified above.

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2018. These individuals are our named executive officers, or NEOs, for 2018.

Bruce C. Cozadd	Chairman and Chief Executive Officer (CEO)

Daniel N. Swisher, Jr.	President and Chief Operating Officer (COO)

Matthew P. Young	Executive Vice President and Chief Financial Officer (CFO)

Suzanne Sawochka Hooper	Former Executive Vice President and General Counsel (GC)

Michael P. Miller	Executive Vice President, U.S. Commercial

Executive Summary

Our compensation policies and elements are intended to provide the necessary incentives to properly align our executive officers’ performance with the interests of our shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executive officers.

2018 Performance Highlights

In 2018, we delivered record revenues and made substantial progress on key milestones, including advancing multiple pre-clinical and early- and late-stage clinical development programs. In support of our strategy, we continued to expand and advance our research and development pipeline in our sleep and hematology/oncology therapeutic areas, both by conducting activities internally and by leveraging partnerships with third parties.

(1)	GAAP net income per diluted share (GAAP EPS) and non-GAAP adjusted net income per diluted share (Non-GAAP Adjusted EPS) for the 2015 period are attributable to Jazz Pharmaceuticals plc.

(2)

For 2017, GAAP net income included a net tax benefit of $149 million resulting from provisional estimates based on our analysis of the U.S. Tax Cuts and Jobs Act, or the U.S. Tax Act. Among other adjustments, the net tax benefit resulting from the U.S. Tax Act for 2017 was excluded from non-GAAP adjusted net income.

(3)

See the section “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between GAAP net income and non-GAAP adjusted net income (and the related per share measures) and, for the 2015 period, GAAP net income attributable to Jazz Pharmaceuticals plc and non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc (and the related per share measure).

(4)	Represents the compound annual growth rate (CAGR) for the period from 2015 through 2018.

Financial	•	2018 total revenues of $1,891 million increased 17% over 2017

	•	2018 GAAP net income of $447 million, or $7.30 per diluted share, compared to $488 million, or $7.96 per diluted share, for 2017 (as noted above, 2017 GAAP net income included a net tax benefit of $149 million resulting from provisional estimates based on our analysis of the U.S. Tax Act)

	•	2018 non-GAAP adjusted net income of $839 million, or $13.70 per diluted share, compared to $677 million, or $11.04 per diluted share, for 2017

Xyrem	•	2018 net sales of Xyrem of $1,405 million increased 18% over 2017

	•	Settled all remaining patent infringement litigation against the nine companies that filed an abbreviated new drug application, or ANDA, for a generic version of Xyrem

	•	In October 2018, received approval from U.S. Food and Drug Administration, or FDA, for Xyrem in the treatment of cataplexy or excessive daytime sleepiness, or EDS, in pediatric narcolepsy patients ages seven and older, with pediatric exclusivity which added six months to the expiration date of our existing Orange Book-listed Xyrem patents

Defitelio/defibrotide	•	2018 net sales of Defitelio of $149 million increased 12% over 2017

Vyxeos	•	2018 net sales of Vyxeos of $101 million compared to $34 million in 2017

	•	In August 2018, received approval from European Commission for Vyxeos for adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC, and shortly thereafter, commenced a rolling launch in the European Union, or EU

Regulatory Submissions	•	In March 2018, FDA accepted for filing our new drug application, or NDA, for SunosiTM (solriamfetol) as a treatment to improve wakefulness in adult patients with EDS associated with obstructive sleep apnea, or OSA, or narcolepsy, and, in the first quarter of 2019, FDA approved Sunosi

	•	In November 2018, submitted a marketing authorization application, or MAA, to the European Medicines Agency for solriamfetol

Research & Development	•	In August 2018, announced a five-year collaboration with The University of Texas MD Anderson Cancer Center to evaluate potential treatment options for hematologic malignancies, with a near-term focus on Vyxeos, and shortly thereafter commenced activities under this collaboration

	•	During 2018, commenced and/or advanced several development programs in both sleep and hematology/oncology, including (i) completing patient enrollment in our Phase 3 clinical trial evaluating JZP-258 for the treatment of EDS and cataplexy in narcolepsy, (ii) commencing patient enrollment in our Phase 3 clinical trial evaluating JZP-258 for the treatment of idiopathic hypersomnia and (iii) commencing patient enrollment in our Phase 2 clinical trial evaluating defibrotide for the prevention of acute Graft-versus-Host Disease

Key Features of Our Executive Compensation Program

	What We Do		What We Don’t Do
☑	Design executive compensation to align pay with performance	☒	No excessive change in control or severance payments
☑	Balance short-term and long-term incentive compensation, with the majority of executive compensation being “at-risk”	☒	No “single-trigger” cash or equity change in control benefits
☑	Use same performance bonus plan for all non-sales employees, including executives, with 100% of CEO’s bonus based on pre-established corporate performance goals	☒	No repricing of underwater stock options without prior shareholder approval
☑	Establish maximum payout amount under performance bonus plan and require threshold level of achievement for payout with respect to financial metrics	☒	No excessive perquisites
☑	Maintain share ownership guidelines	☒	No tax gross ups on severance or change in control benefits
☑	Provide “double-trigger” change in control benefits	☒	No post-termination retirement or pension benefits that are not available to employees generally
☑	Prohibit hedging and pledging by executive officers and directors	☒	No guaranteed bonuses or base salary increases
☑	Have 100% independent directors on the compensation committee
☑	Hire independent compensation consultant who reports directly to the compensation committee

2018 Pay-for-Performance Overview

A significant portion of target total direct compensation for our CEO and other NEOs is structured in the form of “at-risk” compensation, consisting of annual performance bonus and equity incentive awards, with the performance bonus payouts and equity award values dependent upon our company performance. This aligns our executives’ interests with those of our shareholders for near- and long-term performance. Target total direct compensation for 2018, as shown below, reflects annual base salary paid, annual target performance bonus, the cash signing bonus Mr. Swisher received in connection with his appointment as President and COO and the grant date fair value of equity awards granted during the year (as such equity awards are reported in the Summary Compensation Table).

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

How We Determine Executive Compensation

Role of Our Compensation Committee and Executive Officers

The compensation committee is (and was at all times during 2018) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee. In 2018, the compensation committee met six times and did not act by unanimous written consent. As of the date of this report, in 2019, the compensation committee has met twice and has not acted by unanimous written consent.

The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and generally determines the compensation to be paid to the executive officers, including the NEOs. Either the compensation committee or the independent members of our board of directors, upon recommendation from the compensation committee, who receives input and advice from its independent compensation consultant, approve the compensation of our CEO. References in this Compensation Discussion and Analysis to our board of directors approving our CEO’s compensation are to the independent members of our board of directors. The compensation committee does not delegate any of its functions to others in determining executive compensation.

In making other executive compensation determinations, the compensation committee considers recommendations from our CEO. In making his recommendations, our CEO receives input from our human resources department and from the individuals who manage or report directly to the other executive officers, and he reviews various third party compensation surveys and compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our CEO discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations to our board of directors concerning, or our board of directors’ determination of, his own compensation. Members of our human resources and legal departments also attend compensation committee meetings.

Below are the highlights of the annual cycle our compensation committee follows in reviewing and making decisions with respect to our executive compensation program.

Role of the Independent Compensation Consultant

The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, a business area within Aon plc, has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee directors’ compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis and as needed with respect to specific questions that arise and on an advisory basis with respect to addressing other responsibilities arising under the compensation committee charter, including trends and best practices regarding executive compensation and compensation committees, in order to help inform the compensation committee’s decisions. Radford reports directly to the compensation committee, which maintains the authority to direct Radford’s work and engagement, and advises the compensation committee and our human resources department on projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Radford attends compensation committee meetings, and the compensation committee and Radford meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.

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

2018 Peer Group. When developing a proposed list of peer companies to be used in connection with making compensation decisions for 2018, Radford re-examined our compensation philosophy and peer group criteria and companies to recommend changes to our 2017 peer group company list to reflect our growth, the increase in our revenues and market capitalization and the consolidation in our industry. Radford recommended considering companies:

•	in the life sciences industry (specifically biotechnology and specialty bio/pharma companies) with commercial products on the market;

•	with revenue of approximately one-fourth (0.25x) to three times (3x) our then-projected revenue (resulting in a range of $375 million to $5 billion in revenue);

•

with market values of approximately one-fourth (0.25x) to four times (4x) our market capitalization at the time (resulting in a range of between $2.3 billion to $36 billion in market capitalization); and

•	primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.

Based on these criteria, in August 2017, to form our 2018 peer group, Radford recommended, and our compensation committee approved, eliminating Actelion Ltd. and Medivation, Inc. (which were acquired since the 2017 peer group company list was approved) from our peers and adding Bioverativ Inc. to form our 2018 peer group.

2019 Peer Group. When developing a proposed list of peer companies to be used in connection with making compensation decisions for 2019, Radford recommended companies based on the same criteria used for the 2018 peer group, adjusted for then-current revenue and market values. Based on these criteria, in October 2018, Radford recommended, and our compensation committee approved, eliminating Bioverativ Inc. (which was acquired since the 2018 peer group company list was approved), Shire plc (which announced its intent to be acquired in May 2018) and The Medicines Company (which fell below the then-current revenue criteria) from our peers and adding Exelixis, Inc. (which met both the revenue and market capitalization criteria) and Nektar Therapeutics, Neurocrine Biosciences, Inc. and Sarepta Therapeutics, Inc. (which each met the market capitalization criteria) to form our 2019 peer group.

Peer Group Inclusion
Name	2017	2018	2019
Actelion Ltd.	✓
Alexion Pharmaceuticals, Inc.	✓	✓	✓
Alkermes plc	✓	✓	✓
BioMarin Pharmaceutical Inc.	✓	✓	✓
Bioverativ Inc.		✓
Endo International plc	✓	✓	✓
Exelixis, Inc.			✓
Horizon Pharma plc	✓	✓	✓
Incyte Corporation	✓	✓	✓
Ionis Pharmaceuticals, Inc.	✓	✓	✓
Mallinckrodt plc	✓	✓	✓
Medivation, Inc.	✓
Nektar Therapeutics			✓
Neurocrine Biosciences, Inc.			✓
Regeneron Pharmaceuticals, Inc.	✓	✓	✓
Sarepta Therapeutics, Inc.			✓
Seattle Genetics Inc.	✓	✓	✓
Shire plc	✓	✓
The Medicines Company	✓	✓
United Therapeutics Corporation	✓	✓	✓
Vertex Pharmaceuticals Incorporated	✓	✓	✓
Peer Group Metrics ($ in millions)
Peer Revenue – 50th Percentile	1,144	1,226	1,221
Jazz Revenue	1,352	1,528	1,687
Jazz Revenue Percentile Rank	55th	56th	65th
Peer Market Cap – 50th Percentile	8,229	8,785	8,234
Jazz Market Cap	8,683	9,152	10,576
Jazz Market Cap Percentile Rank	51st	57th	67th

The Jazz percentile ranks shown above reflect trailing 12 months’ revenue and 30-day average market capitalization for our company and the median of each peer group, measured as of the time Radford prepared its final recommendations regarding each peer group for the compensation committee.

2018 Market Data. In early 2018, Radford completed an assessment of executive compensation based on our 2018 peer group to inform the compensation committee’s determinations of executive compensation for 2018. This assessment used market data that was compiled from multiple sources, including: (i) data from the Radford Global Life Sciences Survey with respect to the 2018 peer group companies listed above, or the peer survey data; (ii) the 2018 peer group companies’ publicly disclosed information, or public peer data; and (iii) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had revenue from $375 million to $5 billion, or the general survey data, which included survey data with respect to our selected 2018 peer group companies. The components of the market data were based on the availability of sufficient comparative data for an executive officer’s position. Generally, peer survey data and public peer data are used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive officer’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford, and used as one reference point, in addition to other factors, in setting our NEOs’ compensation.

Use of 2018 Market Data. The compensation committee reviews target total direct compensation, comprising both target total cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data; rather, the compensation committee reviews a range of market reference points (generally at the 25th, 50th, 60th and 75th percentiles of the market data) for target total direct compensation including the elements of pay (base salary, target annual performance bonus and equity awards) as one factor before making compensation determinations. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company-to-company variations among actual roles with similar titles or the specific performance of the executive officers.

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

2018 Advisory Vote on Executive Compensation and Shareholder Engagement

At our 2018 annual meeting, the shareholders approved, on an advisory basis, the compensation of the NEOs, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (92% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. Accordingly, the compensation committee and, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our CEO’s compensation, our board of directors, will continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the NEOs.

We also engage with our shareholders when they have topics of particular concern, which may include issues related to executive compensation. Shareholder feedback is reported to our compensation committee throughout the year. The following graphic describes our typical shareholder outreach and engagement cycle.

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

•  Links compensation to long-term success

•  Stock options are a key aspect of our pay-for-performance culture, by providing a return to our executive officers only if the market price of our ordinary shares appreciates over the stock option term

•  RSU awards cover fewer shares than the stock options that deliver a similar value to an executive officer, and as a result, RSU awards enable the company to minimize dilution to shareholders while reinforcing the importance of shareholder value creation

•  RSU awards provide a return based on the market price of our ordinary shares; if our share price declines, RSU awards correspondingly decline in value but still maintain value, and therefore, a mix of RSU awards and stock options aligns executive officers’ interests with those of shareholders by minimizing incentive for short-term risk-taking at the expense of realizing long-term value

Other Benefits. Executive officers based in the United States are eligible to participate in all of our benefit plans, such as the 401(k) Plan (see the section below “Description of Compensation Arrangements–401(k) Plan”), our medical, dental, vision, short-term disability, long-term disability and group life insurance plans, in each case generally on the same basis as other employees. Executive officers based in the United States or Ireland are eligible to participate in our Employee Stock Purchase Plan, or ESPP, generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits in the United States, but do offer pension or other retirement benefits in certain other countries.

Severance Benefits upon Change in Control. Executive officers based in the United States are also eligible to participate in our Amended and Restated Executive Change in Control and Severance Benefit Plan, or the change in control plan, which is described below under the headings “Additional Compensation Information—Change in Control Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The change in control plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and that the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. We do not provide any tax gross up payments on severance benefits.

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

2018 Performance Bonus Program

The corporate objectives and relative weightings established by the board of directors for the 2018 performance bonus program that were communicated to the NEOs in early 2018 are described in the chart below. The total revenue objective described below included stretch goals with the opportunity to earn up to an additional 15% bonus program funding.

Following the end of the year, after adding together the resulting bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 70% and 30%, respectively, the compensation committee approved an overall bonus pool funding percentage of 100.1% of the target bonus pool for the 2018 plan year, as further described below.

The compensation committee did not set specific objectives for individual executive officers. Each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, with each objective deemed to be important in determining the level of the company’s performance during the year. In approving individual bonus awards, the compensation committee considers the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO). The actual bonus payments approved for each of the NEOs for 2018 are described below under “2018 Compensation Decisions for Our Named Executive Officers.”

Quantitative Objectives

Each of the three main quantitative, or objectively measurable, objectives for 2018, with a total relative overall weighting of 70%, is described in the table and accompanying footnotes below, including each objective’s weighting, actual results and performance multipliers, as well as the total bonus pool funding percentage resulting from the level of achievement of the quantitative objectives.

The compensation committee approved an algorithm with respect to each main quantitative objective (as well as the total revenue stretch goals discussed below) for calculating the bonus pool funding attributable to the extent of achievement for each such objective. With respect to the total revenue objective, the compensation committee approved three related additional, or stretch, goals, each with its own individual weighting. The compensation committee set specific threshold and maximum levels of achievement for the total revenue objective and the related stretch goals, which are described in the footnotes to the table below. For the quantitative product development objectives, the compensation committee established various objectively measurable target goals within these objectives but did not set a threshold performance level; rather, an overall achievement of between 0% and 200%, measured against the multiple targets as described in more detail below, was determined by the compensation committee and used to calculate the applicable bonus pool funding percentage attributable to the product development objectives.

Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding(3)
1.	Total Revenue Objective: Achieve total revenue in 2018 of $1,908 million (at budgeted foreign currency exchange rates)(1)	30%	Below target: Total revenue of $1,898 million	97%(2)	29.2%
	• Stretch goal: Achieve certain Xyrem year-over-year bottle volume growth(4)	7%	Above target	100%	7.0%
	• Stretch goal: Exceed budgeted Vyxeos U.S. sales volume(5)	5.75%	Below threshold	0%	0%
	• Stretch goal: Achieve market access for Vyxeos in UK, France and Germany(6)	2.25%	Achieved in UK	33%	0.75%
2.	Adjusted Net Income Objective: Achieve non-GAAP adjusted net income* in 2018 of $801 million(1)	15%	Above target: non-GAAP adjusted net income* of $840 million	124%(7)	18.7%
3.	Product Development Objectives: advance internal molecule strategies and execute on defined R&D projects(8)	25%	Achieved at 90% level(8)	90%	22.5%

	Total				78.14%(9)

(1)

If the specified threshold annual performance level was met (90% of target for the total revenue objective and the adjusted net income objective), then a pre-established scaled performance multiplier (ranging from 50% to 150% for the total revenue objective and 50% to 200% for the adjusted net income objective) would be used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the threshold level, 50% if performance was at the threshold level, and then scaled for performance above 50% up to the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (110% of target for the total revenue objective and 120% of target for the adjusted net income objective).

(2)

To calculate the threshold performance achievement level and performance multiplier, the reported revenue of $1,890.9 million was increased by approximately $7.7 million to adjust for certain budgeted revenues following the closing of the sale of our Prialt® (ziconotide) intrathecal infusion, or Prialt, assets and reduced by approximately $0.5 million to adjust for the impact of foreign currency exchange rates that were more favorable than the budgeted rates.

(3)

The percentages in this column represent, for each quantitative corporate objective, the weight of the quantitative objective multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(4)

With respect to the Xyrem total bottle growth stretch goal, 3.8% annual bottle volume growth would have resulted in 3.5% added to the total bonus pool funding percentage, and 4.8% annual bottle volume growth would have resulted in another 3.5% added to the total bonus pool funding percentage. Actual achievement of 5.5% bottle volume growth for 2018 was above the threshold level of achievement.

(5)

With respect to the Vyxeos U.S. sales volume stretch goal, the performance levels were set at achievement above the budgeted U.S. sales volume. This stretch goal was inherently difficult to achieve from the outset given that we are still in the early stages of our launch of Vyxeos in a competitive and complex marketplace for AML. Exceeding the sales volume budget by 5% would have resulted in 2.875% added to the total bonus pool funding percentage, and exceeding the sales volume budget by 10% would have resulted in another 2.875% added to the total bonus pool funding percentage. Actual Vyxeos U.S. sales volume for 2018 was below the budgeted U.S. sales volume.

(6)

With respect to the Vyxeos market access stretch goal, the performance goal consisted of achievement of market access for Vyxeos in three European countries: UK, France and Germany. Achieving market access in each of those countries would result in 0.75% per country being added to the total bonus pool funding percentage, for a potential total of 2.25%. We were able to achieve market access only in the UK in 2018, which resulted in 0.75% added to the total bonus pool funding percentage.

(7)

To calculate the threshold performance achievement level and performance multiplier, both reported non-GAAP adjusted net income and the related performance objective were increased by approximately $1.4 million to account for certain budgeted earnings following the closing of the sale of our Prialt assets.

(8)

With respect to the product development objectives, the compensation committee determined that the actual achievement by the company was 90%, resulting in a performance multiplier of 90%, and therefore, a 22.5% bonus pool funding percentage, based on achievement with respect to the target goals as described below:

Performance Category	Target Goals and Results
Sleep Therapeutic Area Clinical Activities	This performance category consisted of the following goals: (i) FDA approval of Sunosi (solriamfetol) by the fourth quarter of 2018; (ii) solriamfetol MAA submission in EU by the fourth quarter of 2018; (iii) achieving last patient out in Phase 2 trial of Sunosi for the treatment of excessive sleepiness in Parkinson’s disease by the fourth quarter of 2018; (iv) supplemental NDA, or sNDA, and pediatric written request submission for Xyrem by the second quarter of 2018; (v) achieving NDA submission readiness for JZP-507 by mid-2018; and (vi) completion of patient randomization in Phase 3 trial of JZP-258 by the fourth quarter of 2018. The compensation committee determined that we had met each of the performance goals for this category except for FDA approval of Sunosi by the end of 2018.
Hematology/Oncology Therapeutic Area Clinical Activities	This performance category consisted of the following goals: (i) receiving regulatory approval from European Commission for Vyxeos for adults with newly-diagnosed t-AML or AML-MRC by the fourth quarter of 2018; (ii) cumulative enrollment of 200 patients in Phase 3 trial of defibrotide for prevention of veno-occlusive disease by the third quarter of 2018; (iii) first patient enrolled in Phase 2 trial of defibrotide for prevention of acute Graft versus Host Disease by the first quarter of 2018; (iv) specific progress on a new recombinant crisantaspase program; and (v) selection of formulation for investigational new drug-, or IND-, enabling activities for a new CombiPlex product candidate by the fourth quarter of 2018. The compensation committee determined that we had met each of these performance goals for this category.
Molecule Strategies	This performance category consisted of the following goals: (i) delivering updated integrated molecule strategy plans and 2018 portfolio recommendations by the fourth quarter of 2018 and (ii) delivering a plan to generate data to inform use in specific patient subpopulations by the second quarter of 2018. The compensation committee determined that we had met each of these performance goals for this category.

With respect to the product development objectives, each of the three “top priority” goals – those relating to FDA approval of Sunosi, JZP-258 Phase 3 trial patient randomization and EU regulatory approval of Vyxeos – carried a 20% weight, for a collective weight of 60%. The three “high priority” goals – those relating to sNDA and pediatric written request submission for Xyrem, specific progress on a new recombinant crisantaspase program and selection of formulation for IND-enabling activities for CombiPlex – collectively carried a 20% weight. The molecule strategy development goals collectively carried a 10% weight. All other goals carried a 10% weight.

In determining that the actual achievement by the company was 90% for the product development objective, the compensation committee employed a holistic analysis that took into account the compensation committee’s assessment of the degree to which the product development objective criteria were met as a whole against the backdrop of competing development priorities. In this regard, the compensation committee took into account the fact that the company had multiple planned milestones in 2018 and that the Xyrem sNDA submission and regulatory approval and the solriamfetol MAA submission in particular required dedication of significant development resources that made achieving the established performance criteria more difficult. In addition, certain of the 2018 development criteria were aggressive and set at challenging levels. Although we had achieved 12 out of our 13 performance criteria, the compensation committee considered that the FDA’s decision on approval of Sunosi, one of the three “top priority” goals, was postponed to 2019 through an extension of the Prescription Drug User Fee Act date resulting from a submission we made during the course of discussions with the FDA regarding draft labeling. After considering the extent to which the performance criteria had been met as a whole against the backdrop of competing priorities, and after factoring in the difficulty of achievement of the performance criteria that were met and that were not met, the compensation committee determined that, on balance, the achievement by the company was at the 90% level.

(9)	Amounts may not total due to rounding.

*

Non-GAAP adjusted net income is a non-GAAP financial measure that both excludes certain items from our GAAP reported net income and includes certain tax-related adjustments. For more information on our presentation and calculation of non-GAAP adjusted net income, and a reconciliation of non-GAAP adjusted net income to GAAP net income, see “Reconciliations of Non-GAAP Financial Measures” below. In addition, solely for purposes of calculating the performance multiplier for 2018, non-GAAP adjusted net income and the performance objective included additional adjustments as set forth in footnote (7) to this table.

Qualitative Objectives

The qualitative corporate objectives approved by the board of directors fell into two categories: (1) progress on corporate development activities, with a relative weighting of 20%, and (2) a demonstrated commitment to and progress on certain organizational goals, with a relative weighting of 10%. Achievement of the qualitative objectives is inherently less objectively measurable than with respect to the quantitative objectives.

Corporate Development Objective. The objective relating to progress on corporate development activities consisted of identifying and implementing new collaborations and acquisitions and expanding our development and commercial portfolio of innovative products through a range of strategic and partnering transactions with a focus on sleep, hematology/oncology and identification of additional therapeutic area opportunities. The multiplier applied to the corporate development objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the corporate development objective was achieved during the year. In considering the company’s corporate development accomplishments in 2018, the compensation committee noted that we had identified one significant opportunity which we ultimately determined not to pursue and completed a significant strategic partnership deal with Codiak, Inc., which closed in the first week of 2019, that we believe will allow us to potentially develop multiple new therapies as we seek to add long-term value for patients and shareholders. The compensation committee weighed heavily our successful divestiture of our Prialt assets, our efforts to enhance our internal corporate development approval process and governance structure, our successful refinancing of our credit agreement, and our active and thoughtful corporate development process that led to the evaluation of several other opportunities during the year. However, because we were not able to close at least one significant corporate development transaction, the compensation committee determined that, as a whole, our achievement resulted in a multiplier of 60% and, therefore, a 12% bonus pool funding percentage for the 2018 corporate development objective.

Organizational Objective. With respect to the organizational objective, the compensation committee established three sub-goals. Because the sub-goals are not objectively measurable, they were not assigned individual weightings. The multiplier applied to the organizational corporate objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the aggregate organizational corporate objective, including sub-goals, were achieved, as a whole, during the year. The organizational corporate objective sub-goals were:

•	developing, implementing and recognizing inclusive people leadership practices and behaviors across the company;

•	continuing to attract and retain talent to drive execution of initiatives in line with the company’s strategy, mission and values; and

•	enhancing our differentiating capabilities and driving organizational efficiencies.

In evaluating the organizational objective, the compensation committee determined that, among other things, the following organizational and operational accomplishments were relevant: entry into innovative settlement agreements with our remaining Xyrem ANDA filers which provide additional clarity related to our Xyrem intellectual property; refinement of our global molecule team and project team structures to enhance accountability for strategy development and execution and to achieve a more scalable, streamlined and thoughtful portfolio management process; specified hiring quality scores and voluntary turnover rates at or below certain thresholds; and implementation of a launch framework for Vyxeos in the EU and Sunosi in the U.S. After taking into consideration both our accomplishments and challenges with respect to these sub-goals, the compensation committee determined that as a whole, our overall achievement resulted in a multiplier of 100% and therefore, a 10% bonus pool funding percentage for the 2018 organizational objective.

2018 Compensation Decisions for Our Named Executive Officers

General Approach

In making compensation decisions for 2018, the compensation committee considered the factors discussed in “Factors Used in Determining Executive Compensation” above and the compensation committee’s specific compensation objectives for 2018. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and “at-risk” pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2018 pay decisions for each NEO are presented holistically in this section.

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

Summary of 2018 Compensation Decisions

Target Total Cash Compensation. The compensation committee increased each NEO’s base salary for 2018, and the new base salary rates were effective February 17, 2018. There were no changes to the 2018 target performance bonuses (expressed as a percentage of base salary) for any of the NEOs because the compensation committee determined the current percentages remained at appropriate levels and were consistent with our philosophy that the target percentages should generally vary based on each NEO’s job level in order to promote internal equity for positions of similar scope and impact and to reinforce teamwork across the executive group. Mr. Cozadd’s annual target performance bonus (as a percentage of salary) was set at a higher percentage than the percentages for other NEOs to reflect that he has ultimate responsibility for our company’s performance. Mr. Cozadd’s target bonus percentage has remained the same since 2012.

Target Equity Compensation and Impact on Target Total Direct Compensation. In determining the appropriate size of 2018 equity award grants, at the time the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, the compensation committee aimed to deliver equity awards to each executive officer of a similar value to those delivered in 2017 to balance the need to manage overall dilution to our shareholders, maintain equity opportunities competitive with the market and serve the retention and incentive purposes of the awards. As a result of our share price decreasing slightly between when the compensation committee approved the equity awards and when the equity awards were granted pursuant to our equity incentive grant policy, as further described below under “Equity Grant Timing and Equity Plan Information,” certain NEOs’ equity award grant date values, and resulting target total direct compensation for 2018, were modestly lower than in 2017, as shown in the tables below.

Form and Mix of Equity Awards and Share Amount Determinations. The compensation committee intended to deliver approximately 50% of the potential value of each NEO’s equity award in the form of stock options and 50% of the potential value in the form of RSUs, in each case based on an approximation of grant date fair value, using an approximately 2.5 to 1 ratio of stock option grants to RSUs, in order to mitigate dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price. The 50/50 value split was consistent with our historical practices for both our executive officers and other employees and took into consideration peer practices and market data. The actual share amounts granted to each executive officer were determined by applying the company’s 90-day average share price (as of December 31, 2017) to the grant date fair value of the award, which the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver (dividing such value by the average share price, in the case of RSUs, and applying a Black-Scholes option pricing model calculation using the average share price, in the case of stock options). A 90-day average share price was used, rather than a single day share price, in order to provide a more stabilized share value less susceptible to possible swings in the market. The exercise price of each stock option is equal to our closing share price on Nasdaq Global Select Market on the date of grant. The compensation committee understands that this process can result in the actual reported grant date value of an award being higher or lower than the intended value approved by the compensation committee, but has considered, in consultation with Radford, various approaches to granting equity awards, each of which have advantages and disadvantages, and determined that the process described above, which has been used historically by the compensation committee, is the most appropriate for the company at this time. The shares subject to the option awards vest over four years, with 25% vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months. The RSUs vest over four years in equal annual installments.

On an annual basis, the compensation committee reviews market trends, including market peer use of performance-based vesting for equity awards, which are often favored by proxy advisory firms and certain institutional investors. For 2018, the compensation committee determined that equity awards vesting over time continued to be the most appropriate incentive structure for our executive officers to reward performance over time and achieve our retention objectives. Our time-based vesting schedules deliver retention incentives for the company over the long-term and, unlike awards that vest based on pre-determined operational or market goals, do not create incentives for inappropriate short-term risk-taking at the expense of realizing long-term value or the potential incentive for unethical conduct. In addition, we deliver a meaningful portion of compensation in the form of annual incentive compensation that is directly tied to, and incentivizes our executives to work towards, achievement of our key corporate goals. The key purposes served by time-vesting options and RSUs for 2018 are further discussed above in the chart captioned “Components of Total Direct Compensation.”

Individual NEO Compensation Decisions

Below are summaries, for each NEO individually, of the compensation committee’s decisions about 2018 target total direct compensation and the changes from each NEO’s 2017 target total direct compensation. As described above, when making the 2018 compensation decisions, the compensation committee focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “Factors Used in Determining Executive Compensation” and the compensation committee’s specific compensation objectives for 2018. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2018 and how that actual bonus compared to each NEO’s target bonus.

Bruce C. Cozadd, Chairman and CEO

	2017 Pay ($)	2018 Pay ($)	Change (%)	2018 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	1,905,385	1,962,985	3.0%
Base Salary(2)	955,000	983,700
Target Performance Bonus(3)	950,385	979,285
Target Equity Compensation(4)	8,381,703	9,470,396	13.0%
Options	3,669,875	4,265,610
RSUs	4,711,828	5,204,786

Target Total Direct Compensation(5)	10,287,088	11,433,381	11.1%	50th

(1)

Reflects where the 2018 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which was modestly lower than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and a slight decrease in our share price as of the grant date, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)

Target amounts are as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2018 amount reflects a target performance bonus of 100% of base salary earned, unchanged from the target performance bonus percentage for 2017. The actual 2018 performance bonus paid was $980,300, reflecting 100.1% of the target performance bonus, based entirely on the overall 2018 bonus pool funding percentage of 100.1%. The compensation committee (with approval from the board of directors) determined that the overall 2018 bonus pool funding percentage of 100.1% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting all of its objectives.

(4)

Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)

The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee believed it was appropriate to provide a modest increase to his base salary and an increase in the value of equity awards granted to Mr. Cozadd in 2018 in recognition of his individual performance, the performance of the company under his leadership and an assessment of internal equity and to remain in line with general market increases. As described above, Mr. Cozadd’s target bonus percentage remained the same as in 2017, and while the increase in his base salary resulted in a higher target performance bonus opportunity, Mr. Cozadd’s target total direct compensation for 2018 did not exceed the median of the market data.

Daniel N. Swisher, Jr., President and COO

	2017 Pay ($)	2018 Pay ($)	Change (%)(1)	2018 Pay Relative to Market Data (percentile)(2)
Target Total Cash Compensation	N/A	1,084,495	N/A
Base Salary(3)		625,000
Target Performance Bonus(4)		334,495
Signing Bonus(5)		125,000
Target Equity Compensation(6)	N/A	4,607,220	N/A
Options		2,075,162
RSUs		2,532,058

Target Total Direct Compensation(7)	N/A	5,691,715	N/A	50th

(1)	In December 2017, we entered into an employment offer letter with Mr. Swisher pursuant to which he agreed to serve as our President and COO effective January 3, 2018.

(2)

Reflects where the 2018 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data for a newly hired President and COO at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718.

(3)	Represents annual base salary rate for 2018.

(4)

Target amounts are as reported in the Grants of Plan-Based Awards Table for 2018 and reflect the target percentage of base salary earned for 2018. The actual 2018 performance bonus paid was $400,000, reflecting 119.0% of target performance bonus, based on the overall 2018 bonus pool funding percentage of 100.1% and Mr. Swisher’s individual contributions to such achievement. Specifically, the compensation committee considered that Mr. Swisher oversaw a large and complex function, and, with the vacancy in the company’s role of head of research and development for the majority of the year, the compensation committee took into account Mr. Swisher’s scope of responsibility and the criticality of his role.

(5)

Represents the cash signing bonus Mr. Swisher received in connection with his appointment as President and COO. To the extent Mr. Swisher had voluntarily resigned within one year of his employment start date, he would have been required to repay the full amount of the signing bonus on or within 30 days of the later of his resignation or termination date.

(6)

Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2018. See the Grants of Plan-Based Awards Table for the number of shares subject to each award. As a result of the timing of Mr. Swisher’s new-hire equity awards, he was not eligible to receive regular annual equity awards during 2018.

(7)

The compensation committee designed Mr. Swisher’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. In determining his compensation package, the compensation committee considered the company’s executive compensation program and received advice from Radford to design a competitive, market-based compensation package appropriate for a senior executive with Mr. Swisher’s skills and experience.

Matthew P. Young, Executive Vice President and CFO

	2017 Pay ($)	2018 Pay ($)	Change (%)	2018 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	849,962	896,462	5.5%
Base Salary(2)	550,000	580,000
Target Performance Bonus(3)	299,962	316,462
Target Equity Compensation(4)	2,422,458	2,405,993	(0.7)%
Options	1,060,658	1,083,695
RSUs	1,361,800	1,322,297

Target Total Direct Compensation(5)	3,272,420	3,302,454	0.9%	50th

(1)

Reflects where the 2018 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was modestly lower than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and a slight decrease in our share price as of the grant date, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)

Target amounts are as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2018 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2017. The actual 2018 performance bonus paid was $365,000, reflecting 115% of target performance bonus, based on the overall 2018 bonus pool funding percentage of 100.1% and Mr. Young’s significant individual contributions to such achievement. Specifically, the compensation committee considered Mr. Young’s overall leadership across the company, including our finance organization, investor relations, facilities and information technology, his performance with respect to the execution of corporate development and capital financing priorities in 2018, particularly with respect to the refinancing of our credit agreement and in light of the vacancy in the company’s role of head of corporate development for a majority of the year, and his criticality to the company’s business as a whole.

(4)

Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)

The compensation committee designed Mr. Young’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. Consistent with the approach for 2018 equity award grants described above, the compensation committee generally aimed to deliver equity awards to the executive vice presidents of a similar grant date value to those delivered to executive vice presidents in 2017. Mr. Young’s target equity award grant date value and resulting target total direct compensation for 2018 were comparable to 2017. The compensation committee determined it was appropriate to increase Mr. Young’s base salary from an internal pay equity perspective, in an amount that reflects his knowledge and expertise in the role and the criticality of Mr. Young’s role as our CFO and to bring his base salary closer to other NEOs who contribute similarly. In addition, the compensation committee considered the retention value of his compensation given Mr. Young’s criticality to the company’s business development strategy and the breadth of his impact on the business. As described above, Mr. Young’s target bonus percentage remained the same as in 2017, and the increase in his base salary resulted in the higher target performance bonus opportunity shown above.

Suzanne Sawochka Hooper, Former Executive Vice President and GC

	2017 Pay ($)	2018 Pay ($)	Change (%)	2018 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	850,385	896,462	5.4%
Base Salary(2)	550,000	580,000
Target Performance Bonus(3)	300,385	316,462
Target Equity Compensation(4)	2,422,458	2,405,993	(0.7)%
Options	1,060,658	1,083,695
RSUs	1,361,800	1,322,297

Target Total Direct Compensation(5)	3,272,843	3,302,454	0.9%	50-60th

(1)

Reflects where the 2018 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was modestly lower than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and a slight decrease in our share price as of the grant date, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)

Target amounts are as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2018 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2017. The actual 2018 performance bonus paid was $400,000, reflecting 126.0% of target performance bonus, based on the overall 2017 bonus pool funding percentage of 100.1% and Ms. Hooper’s significant individual contributions to such achievement. Specifically, the compensation committee considered Ms. Hooper’s leadership in settling the company’s litigation with the last remaining Xyrem ANDA filers, her oversight of complex strategic matters relating to Xyrem and our other products and her performance with respect to executing financing priorities in 2018.

(4)

Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)

The compensation committee designed Ms. Hooper’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. Consistent with the approach for 2018 equity award grants described above, the compensation committee generally aimed to deliver equity awards to the executive vice presidents of a similar grant date value to those delivered to executive vice presidents in 2017. Ms. Hooper’s target equity award grant date value and resulting target total direct compensation for 2018 were comparable to 2017. Ms. Hooper’s resulting target total direct compensation fell between the 50th and 60th percentile of the market data, which the compensation committee determined was appropriate because of Ms. Hooper’s experience, her oversight of multiple functions including legal, compliance, corporate affairs and government relations, and her sustained contribution and overall criticality to our business. The compensation committee determined it was appropriate to increase Ms. Hooper’s base salary because of her contributions to achieving strategic initiatives in line with corporate objectives. As described above, Ms. Hooper’s target bonus percentage remained the same as in 2017, and the increase in her base salary resulted in the higher target performance bonus opportunity shown above. In January 2019, Ms. Hooper notified us of her decision to resign from her position as Executive Vice President and GC, effective as of March 1, 2019. Ms. Hooper continues to be employed by us as a part-time, non-executive employee during a transition period.

Michael P. Miller, Executive Vice President, U.S. Commercial

	2017 Pay ($)	2018 Pay ($)	Change (%)	2018 Pay Relative to Market Data (percentile)(1)
Target Total Cash Compensation	770,769	811,635	5.3%
Base Salary(2)	500,000	525,000
Target Performance Bonus(3)	270,769	286,635
Target Equity Compensation(4)	2,092,403	2,047,653	(2.1)%
Options	915,873	922,294
RSUs	1,176,530	1,125,359

Target Total Direct Compensation(5)	2,863,172	2,859,288	(0.1)%	60th

(1)

Reflects where the 2018 target total direct compensation (annual base salary, target performance bonus and the target equity compensation value approved by the compensation committee) fell within the market data at the time reviewed and approved by the compensation committee. The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was modestly lower than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and a slight decrease in our share price as of the grant date, as described above.

(2)	Represents annual base salary rate for the applicable year.

(3)

Target amounts are as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively, and reflect the target percentage of base salary earned for each fiscal year. The actual 2018 performance bonus paid was $275,000, reflecting 96.0% of target performance bonus, based on the overall 2018 bonus pool funding percentage of 100.1%. The compensation committee awarded Mr. Miller a bonus that was closer to the corporate funding percentage given Mr. Miller’s U.S. commercial organization delivered solid overall performance in 2018.

(4)

Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2017 and 2018, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(5)

The compensation committee designed Mr. Miller’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective, in line with our pay-for-performance philosophy. Consistent with the approach for 2018 equity award grants described above, the compensation committee aimed to deliver equity awards to Mr. Miller of a similar grant date value to those delivered to Mr. Miller in 2017. Mr. Miller’s resulting target total direct compensation fell at the 60th percentile of the market data, which the compensation committee determined was appropriate because of Mr. Miller’s experience and overall contribution to our business. The compensation committee determined it was appropriate to increase Mr. Miller’s base salary in line with the market data. As described above, Mr. Miller’s target bonus percentage increased in 2018, and the increase in his base salary resulted in the higher target performance bonus opportunity shown above.

Additional Compensation Information

Ownership Guidelines for Executive Officers

We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, which were amended in May 2018, these individuals are expected to own a number of the company’s ordinary shares with a value equal to six times base salary (increased from three times base salary) for the company’s Chief Executive Officer, two times base salary (increased from one times base salary) for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and one times base salary for each other member of the company’s executive committee. The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines (and, with respect to the increased amounts established by the amended guidelines, by the last day of 2021 for officers who were subject to the guidelines as of January 1, 2018). Each of our continuing NEOs was in compliance with the guidelines as of March 31, 2019, except as noted below.

Ownership Guidelines and Compliance

Name	Ownership Requirement	Actual Ownership(1)
Bruce C. Cozadd	6.0x	29.4x
Daniel N. Swisher, Jr.(2)	2.0x	0.6x
Matthew P. Young	2.0x	2.0x
Michael P. Miller	2.0x	2.8x

(1)

Actual ownership calculated based on (a) value of shares owned as of March 31, 2019, using the closing price of the company’s ordinary shares on March 29, 2019 of $142.95, divided by (b) 2019 base salary. Under the guidelines as amended in May 2018, once an officer has reached his or her compliance deadline, such officer’s share ownership will be assessed annually at the end of each fiscal year using the average closing price of the company’s ordinary shares over the 90-day period ending on the last day of the company’s immediately preceding fiscal year.

(2)	Mr. Swisher was appointed our President and COO as of January 3, 2018 and, accordingly, has five years from his appointment, or until 2023, to comply with the guidelines.

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

Under Section 162(m) of the Internal Revenue Code, or Section 162(m), compensation paid to any publicly held corporation’s “covered employees” that exceeds $1 million per taxable year for any covered employee is generally non-deductible for tax purposes.

Prior to the enactment of the U.S. Tax Act, Section 162(m) provided a performance-based compensation exception, pursuant to which the deduction limit under Section 162(m) did not apply to any compensation that qualified as “performance-based compensation” under Section 162(m). Pursuant to the U.S. Tax Act, the performance-based compensation exception under Section 162(m) was repealed with respect to taxable years beginning after December 31, 2017, except that certain transition relief is provided for compensation paid pursuant to a written binding contract which was in effect on November 2, 2017 and which is not modified in any material respect on or after such date.

Compensation paid to each of the company’s “covered employees” in excess of $1 million per taxable year generally will not be deductible unless it qualifies for the performance-based compensation exception under Section 162(m) pursuant to the transition relief described above. Because of certain ambiguities and uncertainties as to the application and interpretation of Section 162(m), as well as other factors beyond the control of the compensation committee, no assurance can be given that any compensation paid by the company will be eligible for such transition relief and be deductible by the company in the future. Although the compensation committee will continue to consider tax implications as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the company’s named executive officers in a manner consistent with the goals of the company’s executive compensation program and the best interests of the company and its stockholders, which may include providing for compensation that is not deductible by the company due to the deduction limit under Section 162(m). The compensation committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the company’s business needs.

Risk Assessment Concerning Compensation Practices and Policies

The compensation committee annually reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2019, the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks, and significant compensation decisions, as well as decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk-taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.

Reconciliations of Non-GAAP Financial Measures

To supplement our financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP (also referred to as non-GAAP adjusted) financial measures in this Compensation Discussion and Analysis. In particular, we present non-GAAP adjusted net income (and the related per share measures), which exclude certain items from reported GAAP net income and reported GAAP net income attributable to Jazz Pharmaceuticals plc (and the related per share measures), as applicable, as detailed in the reconciliation table that follows, adjust for the income tax effect of the non-GAAP adjustments and, for the 2017 and 2018 periods, adjust for the U.S. Tax Act benefit, and finally, for the 2015 period, adjust for the amount attributable to non-controlling interests.

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

Reconciliations of GAAP reported net income to non-GAAP adjusted net income (and the related per share measures) for the 2016, 2017 and 2018 periods, and of GAAP reported net income attributable to Jazz Pharmaceuticals plc to non-GAAP adjusted net income attributable to Jazz Pharmaceuticals plc (and the related per share measures) for the 2015 period, are as follows (in millions, except percentages and per share amounts):

	2015	2016	2017	2018	2015-2018 CAGR

GAAP reported net income(1)	$329.5	$396.8	$487.8	$447.1

Intangible asset amortization	98.2	102.0	152.1	201.5

Impairment charges and disposal costs	31.5	—	—	44.0

Share-based compensation expense	91.5	98.8	106.9	102.4

Loss contingency	—	—	—	57.0

Upfront and milestone payments	25.0	23.7	101.5	11.0

Transaction and integration related costs	18.2	13.6	—	—

Expenses related to certain legal proceedings and restructuring	1.6	6.1	6.0	—

Non-cash interest expense	22.7	22.1	30.0	44.0

Loss on extinguishment and modification of debt	16.8	0.6	—	—

Income tax effect of above adjustments	(39.6)	(36.7)	(58.8)	(60.9)

U.S. Tax Act benefit	—	—	(148.8)	(7.5)

Amount attributable to non-controlling interests(2)	—	—	—	—

Non-GAAP adjusted net income(1)	$595.5	$627.2	$676.7	$838.6

GAAP reported net income per diluted share(1)	$5.23	$6.41	$7.96	$7.30	12%

Non-GAAP adjusted net income per diluted share(1)	$9.45	$10.14	$11.04	$13.70	13%

Weighted-average ordinary shares used in diluted per share calculations	63.0	61.9	61.3	61.2

(1)	GAAP reported net income and non-GAAP adjusted net income for the 2015 period (and the related per share measure) are attributable to Jazz Pharmaceuticals plc.

(2)	The adjustment for the amount attributable to non-controlling interests for the 2015 period was negligible and therefore not reflected in the table above which is measured in millions.

SUMMARY COMPENSATION TABLE

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2018, 2017 and 2016, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Bruce C. Cozadd	2018	979,285	—		5,204,786	4,265,610	980,300	13,152	11,443,133
Chairman and CEO	2017	950,385	—		4,711,828	3,669,875	961,800	10,722	10,304,610
	2016	917,308	—		3,824,157	3,109,285	914,600	5,622	8,770,972
Daniel N. Swisher, Jr.(7)	2018	608,173	125,000	(2)	2,532,058	2,075,162	400,000	12,948	5,753,341
President and COO
Matthew P. Young	2018	575,385	—		1,322,297	1,083,695	365,000	9,960	3,356,337
Executive Vice President and CFO	2017	545,385	—		1,361,800	1,060,658	315,000	9,810	3,292,653
	2016	513,077	—		1,110,239	902,696	300,000	4,710	2,830,722
Suzanne Sawochka Hooper(8)	2018	575,385	—		1,322,297	1,083,695	400,000	10,872	3,392,249
Former Executive Vice President	2017	546,154	—		1,361,800	1,060,658	350,000	10,722	3,329,334
and GC	2016	521,154	—		1,110,239	902,696	300,000	5,622	2,839,711
Michael P. Miller	2018	521,154	—		1,125,359	922,294	275,000	15,774	2,859,581
Executive Vice President	2017	492,308	—		1,176,530	915,873	270,000	15,624	2,870,335
U.S Commercial	2016	446,923	—		740,159	601,797	225,000	7,902	2,021,781

(1)

The dollar amounts in this column represent base salary earned during the indicated fiscal year 2018 base salary rates were effective February 17, 2018. For more information on salaries in 2018, see “Compensation Discussion and Analysis—2018 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.

(2)	Represents a cash signing bonus of $125,000 paid to Mr. Swisher in 2018.

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

(4)

The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2018 Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(5)

The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2018, see “Compensation Discussion and Analysis—2018 Performance Bonus Program” and “Compensation Discussion and Analysis—2018 Compensation Decisions for Our Named Executive Officers” above.

(6)	The dollar amounts in this column for 2018 include group term life insurance premiums paid and matching contributions under the 401(k) Plan.

(7)	Mr. Swisher was appointed our President and COO as of January 2018.

(8)	Ms. Hooper resigned from her position as Executive Vice President and GC, effective as of March 1, 2019.

Grants of Plan-Based Awards

The following table shows, for the fiscal year ended December 31, 2018, certain information regarding grants of plan-based awards to the NEOs.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2018

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	979,285	—	—	—	—
	Annual Option	3/1/2018	2/15/2018	—	—	92,500	140.67	4,265,610
	Annual RSU	3/1/2018	2/15/2018	—	37,000	—	—	5,204,786

Daniel N. Swisher, Jr.	Annual Cash	—	—	334,495	—	—	—	—
	Initial Option	3/1/2018	2/14/2018	—	—	45,000	140.67	2,075,162
	Initial RSU	3/1/2018	2/14/2018	—	18,000	—	—	2,532,058

Matthew P. Young	Annual Cash	—	—	316,462	—	—	—	—
	Annual Option	3/1/2018	2/14/2018	—	—	23,500	140.67	1,083,695
	Annual RSU	3/1/2018	2/14/2018	—	9,400	—	—	1,322,297

Suzanne Sawochka Hooper	Annual Cash	—	—	316,462	—	—	—	—
	Annual Option	3/1/2018	2/14/2018	—	—	23,500	140.67	1,083,695
	Annual RSU	3/1/2018	2/14/2018	—	9,400	—	—	1,322,297

Michael P. Miller	Annual Cash	—	—	286,635	—	—	—	—
	Annual Option	3/1/2018	2/14/2018	—	—	20,000	140.67	922,294
	Annual RSU	3/1/2018	2/14/2018	—	8,000	—	—	1,125,359

(1)

This column sets forth the target bonus amount for each NEO for the year ended December 31, 2018 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each NEO’s base salary earned for the fiscal year ended December 31, 2018 and were 100% for Mr. Cozadd and 55% for each of Messrs. Swisher, Young and Miller and Ms. Hooper. The dollar value of the actual bonus award earned for the year ended December 31, 2018 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2018. For a description of the performance bonus plan, see “Compensation Discussion and Analysis—2018 Performance Bonus Program” above.

(2)

Annual stock options and RSU awards were granted under the 2011 Plan. In January 2018, Mr. Swisher joined the company as President and COO, and received a new hire grant of stock option and RSU awards, which were granted under the 2011 Plan. Each of the annual stock option awards listed in the table above vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the applicable grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the annual RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2018. Mr. Swisher’s initial stock option award vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of his hire date of January 3, 2018 and vests as to the remainder of the shares in 36 equal monthly installments thereafter. His initial RSU award vests in four equal annual installments on the anniversary of his hire date of January 3, 2018. As a general matter, the vested portion of stock options granted to the NEOs will expire three months after each NEO’s last day of service, subject to extension upon certain termination situations, such as death or disability, and RSUs will cease vesting upon each NEO’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below. See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(3)	Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant which was $140.67 per share for the March 1, 2018 annual grants.

(4)

The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the NEOs in 2018. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2018 Annual Report on Form 10-K. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

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

From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. For example, in November 2017, we provided an offer letter to Mr. Swisher that included his initial base salary and a hiring bonus of $125,000 payable in connection with commencement of employment. The employment of Mr. Swisher, as is the case for all of our employees based in the United States, is at-will and not governed by the terms of his offer letter. We do not have agreements currently in effect with any of our NEOs entitling such individuals to severance benefits (other than in connection with a change in control pursuant to our change in control plan described below).

Amended and Restated Executive Change in Control and Severance Benefit Plan

Each of the NEOs is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”

Equity Compensation Arrangements

Since the Azur Merger, we have granted stock options and RSU awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the NEOs, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2018 for our NEOs, see “Compensation Discussion and Analysis—2018 Compensation Decisions for Our Named Executive Officers.” The following is a brief summary of the material terms of each of our equity compensation plans.

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

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the ESPP, which was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011, to be effective immediately prior to the Azur Merger, and, in October 2012, amended and restated by our compensation committee. The ESPP was assumed by us upon the consummation of the Azur Merger. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code, or the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland, Canada and the United States, including the NEOs. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.

Performance Bonus Plan

We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis—2018 Performance Bonus Program” and “Compensation Discussion and Analysis—2018 Compensation Decisions for Our Named Executive Officers.”

401(k) Plan

Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit, which was $18,500 for employees under age 50, and $24,500 for employees age 50 and over in 2018. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2018, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.

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

Nonqualified Deferred Compensation

During the year ended December 31, 2018, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2018, certain information regarding outstanding equity awards at fiscal year-end for the NEOs.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Bruce C. Cozadd(4)	—	92,500	(5)	140.67	2/29/2028	37,000	(9)	4,586,520
	37,843	48,657	(6)	136.18	3/1/2027	25,950	(10)	3,216,762
	54,895	22,605	(7)	123.36	2/24/2026	15,500	(11)	1,921,380
	69,479	3,021	(8)	175.19	2/25/2025	6,950	(12)	861,522
	48,784	—	(4)	166.62	2/26/2024	—		—
	73,961	—	(4)	59.13	3/4/2023	—		—
	109,284	—	(4)	46.83	8/8/2022	—		—
	6,895	—	(4)	11.48	3/7/2020	—		—

Daniel N. Swisher, Jr.	—	45,000	(13)	140.67	2/29/2028	18,000	(14)	2,231,280

Matthew P. Young	—	23,500	(5)	140.67	2/29/2028	9,400	(9)	1,165,224
	10,937	14,063	(6)	136.18	3/1/2027	7,500	(10)	929,700
	15,937	6,563	(7)	123.36	2/24/2026	4,500	(11)	557,820
	19,166	834	(8)	175.19	2/25/2025	1,918	(12)	237,755
	12,500	—		130.23	5/11/2024	—		—
	9,000	—		166.62	2/26/2024	—		—
	19,000	—		58.72	5/2/2023	—		—

Suzanne Sawochka Hooper	—	23,500	(5)	140.67	2/29/2028	9,400	(9)	1,165,224
	10,937	14,063	(6)	136.18	3/1/2027	7,500	(10)	929,700
	15,937	6,563	(7)	123.36	2/24/2026	4,500	(11)	557,820
	19,166	834	(8)	175.19	2/25/2025	1,918	(12)	237,755
	20,000	—		166.62	2/26/2024	—		—
	30,309	—		59.13	3/4/2023	—		—
	35,337	—		46.83	8/8/2022	—		—

Michael P. Miller	—	20,000	(5)	140.67	2/29/2028	8,000	(9)	991,680
	989	1,511	(15)	155.18	5/10/2027	750	(16)	92,970
	8,203	10,547	(6)	136.18	3/1/2027	5,625	(10)	697,275
	10,625	4,375	(7)	123.36	2/24/2026	3,000	(11)	371,880
	11,979	521	(8)	175.19	2/25/2025	1,198	(12)	148,504
	20,000	—		141.98	5/4/2024	—		—

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

(3)

The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $123.96, the closing price of our ordinary shares on December 31, 2018.

(4)

The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option and RSU awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(5)

The unexercisable shares subject to this stock option award as of December 31, 2018 vested with respect to 25% of the shares underlying the stock option on March 1, 2019, and the remainder vests monthly from April 1, 2019 to March 1, 2022.

(6)	The unexercisable shares subject to this stock option award as of December 31, 2018 vest monthly from January 2, 2019 to March 2, 2021.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2018 vest monthly from January 25, 2019 to February 25, 2020.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2018 vested monthly from January 26, 2019 to February 26, 2019.

(9)	RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2018.

(10)	RSUs awarded on March 2, 2017, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2017.

(11)	RSUs awarded on February 25, 2016, vesting in equal annual installments over four years measured from the vesting commencement date of February 25, 2016.

(12)	RSUs awarded on February 26, 2015, vesting in equal annual installments over four years measured from the vesting commencement date of February 26, 2015.

(13)	The unexercisable shares subject to this stock option award as of December 31, 2018 vest monthly from January 3, 2019 to January 3, 2022.

(14)	RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of January 3, 2018.

(15)	The unexercisable shares subject to this stock option award as of December 31, 2018 vest monthly from January 11, 2019 to May 11, 2021.

(16)	RSUs awarded on May 11, 2017, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2017.

Option Exercises and Stock Vested

The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	—	—	30,688	4,594,038

Daniel N. Swisher, Jr.	—	—	—	—

Matthew P. Young	5,000	560,150	9,356	1,394,218

Suzanne Sawochka Hooper	13,526	1,507,269	9,169	1,332,651

Michael P. Miller	—	—	7,324	1,077,506

(1)

The value realized on exercise is based on the difference between the closing price of our ordinary shares on the date of exercise and the applicable exercise price of those options, and does not represent actual amounts received by the NEOs as a result of the option exercises.

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

Potential Payments upon Termination or Change in Control Table

The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2018. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event had occurred on December 31, 2018.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

AS OF DECEMBER 31, 2018

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan—Certain Corporate Transactions($)(2)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	4,918,500	—
	COBRA Payments	77,585	—
	Vesting Acceleration(3)	10,599,738	10,599,738

	Benefit Total	15,595,823	10,599,738

Daniel N. Swisher, Jr.	Lump Sum Cash Severance Payment	2,252,604	—
	COBRA Payments	73,832	—
	Vesting Acceleration(3)	2,231,278	2,231,278

	Benefit Total	4,557,714	2,231,278

Matthew P. Young	Lump Sum Cash Severance Payment	1,717,826	—
	COBRA Payments	57,974	—
	Vesting Acceleration(3)	2,894,435	2,894,435

	Benefit Total	4,670,235	2,894,435

Suzanne Sawochka Hooper(4)	Lump Sum Cash Severance Payment	1,792,727	—
	COBRA Payments	38,802	—
	Vesting Acceleration(3)	2,894,435	2,894,435

	Benefit Total	4,725,964	2,894,435

Michael P. Miller	Lump Sum Cash Severance Payment	1,509,375	—
	COBRA Payments	55,374	—
	Vesting Acceleration(3)	2,304,932	2,304,932

	Benefit Total	3,869,681	2,304,932

(1)

These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2018. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)

These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2018. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)

The value of stock option and RSU award vesting acceleration is based on the closing price of $123.96 per ordinary share as of December 31, 2018, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

(4)

Ms. Hooper resigned from her position as Executive Vice President and GC, effective as of March 1, 2019. There were no severance payments or other severance benefits provided to Ms. Hooper resulting from her resignation, though Ms. Hooper continues to be employed by us as a part-time, non-executive employee during a transition period.

Pay Ratio Disclosure

Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. Consistent with the process adopted for 2017, to identify our median employee for 2018, we used the following methodology:

•	To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2018.

•

To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2018 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2018. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2018. To estimate the value of stock options, we multiplied the number of shares subject to each stock option by the estimated per share Black-Scholes value based on assumptions disclosed in our 2018 Annual Report on Form 10-K, and to estimate the value of other equity awards, we used the same methodology we use for reporting the value of equity awards granted to our NEOs in our Summary Compensation Table.

•	In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.

•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year to date period ending on October 1, 2018.

Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2018 in accordance with the requirements of the Summary Compensation Table.

For 2018, the median of the annual total compensation of our employees (other than our CEO) was $216,797 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $11,443,133. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 53 to 1.

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

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

Pursuant to our non-employee director compensation policy, or director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2018:

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

Our director compensation policy was originally approved by our board of directors in May 2013 and has been amended as follows: in August 2013 to, among other things, provide for cash retainers for the chairperson and members of the transaction committee; in May 2014 to provide for compensation to our Lead Independent Director and revise the number of initial and continuing equity grants; in October 2014 to provide for a tax equalization payment on any Irish tax that may be paid on company reimbursement of reasonable travel, lodging and meal expenses related to service on the board of directors; in April 2015 to revise the number of initial and continuing equity grants; in May 2016 to increase the annual retainer for service as a member of our board of directors, increase the annual retainer for service as our Lead Independent Director and revise the number of initial and continuing RSU awards; and in May 2018 to replace the fixed number of initial and continuing option and RSU awards with a specified grant date dollar value.

The director compensation policy currently provides for the automatic grant of equity awards to our non-employee directors over the period of their service on our board of directors. Any individual who first becomes a non-employee director is automatically granted the following: (a) an initial option to purchase ordinary shares that vests with respect to one-third of the shares on the first anniversary of the date of such individual’s election or appointment to the board of directors, and, with respect to the balance, in a series of 24 successive equal monthly installments thereafter and (b) an initial RSU award that vests in equal annual installments over three years from the date of such individual’s election or appointment to the board of directors, subject in each case to the non-employee director’s continuous service through such dates. The grant date value of the initial option together with the initial RSU award is equal to approximately $600,000, with generally 50% of the value delivered as an initial option and 50% of the value delivered as an initial RSU award, using the applicable ratio of stock option grants to RSUs that is approved by the compensation committee on an annual basis, with the actual share amounts for the initial option and initial RSU award to be determined by applying the value methodology used by the compensation committee for determining equity grants for employees generally. If a non-employee director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the initial option award will become vested and exercisable, and any unvested portion of the initial RSU award will become vested, in each case with respect to the portion of the award that would have vested through the anniversary of the award’s vesting commencement date in the year of that meeting.

Under the current director compensation policy, each continuing non-employee director will automatically be granted the following continuing grants in connection with each annual general meeting: (a) a continuing option to purchase ordinary shares that vests in a series of 12 successive equal monthly installments beginning on the first day of the calendar month following the date of the annual general meeting of our shareholders with respect to which the option is granted and (b) a continuing RSU award that vests in full on the first anniversary of the date of the annual general meeting of our shareholders with respect to which the RSU award is granted, subject in each case to the non-employee director’s continuous service through such dates. The grant date value of the continuing option together with the continuing RSU award is equal to approximately $400,000, with generally 50% of the value delivered as a continuing option and 50% of the value delivered as a continuing RSU award, using the applicable ratio of stock option grants to RSUs that is approved by the compensation committee on an annual basis, with the actual share amounts for the continuing option and continuing RSU award to be determined by applying the value methodology used by the compensation committee for determining equity grants for employees generally. If a director is elected or appointed as a director for the first time other than at an annual general meeting, in order to receive automatic continuing grants, the director must have first joined the board at least four calendar months before the date of the applicable annual general meeting. If a director is elected or appointed as a director for the first time at an annual general meeting, the director will not receive automatic continuing grants for such meeting. If a non-employee director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the continuing option award will become vested and exercisable in full and any unvested portion of a continuing RSU award will become vested in full.

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

Ownership Guidelines for Directors

We maintain share ownership guidelines for our non-employee directors, originally adopted in February 2013 and amended in May 2018. Under the guidelines, giving effect to an amendment in May 2018, each non-employee director is expected to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer (increased from three times the annual cash retainer prior to May 2018). The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines (and, with respect to the amended guidelines in May 2018, by the last day of 2021 for individuals subject to the guidelines as of January 1, 2018). As of March 31, 2019, each non-employee director was in compliance with his or her share ownership requirement under the guidelines, except for Ms. O’Riordan who joined our board of directors in February 2019 and, accordingly, has five years from her appointment, or until 2024, to comply with the guidelines.

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

2018 Equity Grants

In accordance with our non-employee director compensation policy described above, we made automatic continuing grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in August 2018, which continuing grants were comprised of an option to purchase 3,735 ordinary shares and an RSU award covering 1,495 ordinary shares. All options and RSUs granted to non-employee directors during 2018 were granted under the 2007 Directors Plan.

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2018.

Mr. Cozadd, our Chairman and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2018. In addition, Ms. O’Riordan, who joined our board of directors in February 2019, is not listed in the following table since she received no compensation from Jazz Pharmaceuticals in any capacity during the fiscal year ended December 31, 2018.

DIRECTOR COMPENSATION FOR FISCAL 2018

Name	Fees Earned ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)

Paul L. Berns	72,500	265,706	206,209	—	544,416

Patrick G. Enright	87,500	265,706	206,209	—	559,416

Peter Gray	97,500	265,706	206,209	—	569,416

Heather Ann McSharry	107,500	265,706	206,209	—	579,416

Seamus Mulligan	82,500	265,706	206,209	—	554,416

Kenneth W. O’Keefe	75,000	265,706	206,209	—	546,916

Norbert G. Riedel, Ph.D.	95,000	265,706	206,209	—	566,916

Elmar Schnee	82,500	265,706	206,209	—	554,416

Catherine A. Sohn, Pharm.D.	82,500	265,706	206,209	—	554,416

Rick E Winningham	120,000	265,706	206,209	—	591,916

(1)

The dollar amounts in this column represent each non-employee director’s actual annual cash retainer earned for board services in 2018, which is equal to the aggregate of his or her annual retainer of $60,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the end of each quarter. Fees paid to each of Ms. McSharry and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation. Following the Azur Merger, the board of directors did not permit cash retainer fees to be deferred by our non-employee directors pursuant to the Directors Deferred Plan. The total number of ordinary shares previously credited to each individual non-employee director’s phantom stock account under the Directors Deferred Plan as of December 31, 2018 was as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 22,249 shares for Mr. O’Keefe; and no shares for the other non-employee directors.

(2)

The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

(3)

The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2018 was as follows: 26,280 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for each of Messrs. Berns and Mulligan; 7,150 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for Mr. Enright; 29,780 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for Dr. Sohn; 21,780 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for Mr. O’Keefe; 25,280 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; 17,280 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for Mr. Winningham; and 18,980 shares subject to outstanding stock options and 1,495 shares subject to outstanding RSUs for Mr. Schnee.

(4)

The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee directors in 2018. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2018 Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2019 annual general meeting of shareholders and be included in the company’s Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2018.

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

Compensation Committee Interlocks and Insider Participation

During 2018, our compensation committee was composed of four directors: Messrs. Berns and Enright, Dr. Riedel and Dr. Sohn. During 2018, none of the members of our compensation committee was at any time our officer or employee. None of our executive officers serve, or in the past fiscal year served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Compensation Consultant Fees

The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding directors’ compensation. In 2018, the cost of Radford’s executive compensation and director compensation consulting services provided to the compensation committee was approximately $204,000. In addition, in 2018 management also engaged Radford to provide survey data relating to non-executive employee compensation and other affiliates of Aon to provide director and officer liability insurance-related services, pension-related services, other insurance brokerage services and risk services. The aggregate cost of such other consulting services provided in 2018 by Radford and other affiliates of Aon (not related to Radford’s executive compensation and director compensation consulting services provided to the compensation committee) was approximately $97,000, of which approximately $86,000 related to various insurance-related and benefits consulting services and approximately $11,000 related to general survey data. Although the compensation committee was aware of the nature of the services performed by affiliates of Aon and the non-executive employee compensation survey data provided by Radford, the compensation committee did not review and approve such services and surveys, as those were reviewed and approved by management in the ordinary course of business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2018 with respect to all of our equity compensation plans in effect on that date.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	6,143,590		$99.83	(2)	11,585,754	(3)
2007 Equity Incentive Plan (2007 Plan)	12,500		$46.83	(4)	—
2007 Employee Stock Purchase Plan (ESPP)	—		—		1,125,962	(5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	225,820		$127.64		204,397	(6)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan (Directors Deferred Plan)	36,869	(7)	—		163,816	(8)

Total	6,418,779				13,079,929

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

(2)

The weighted-average exercise price takes into account 1,087,129 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $126.88.

(3)

As of December 31, 2018, an aggregate of up to 24,424,669 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 11,585,754 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2019, the number of shares authorized for issuance under the 2011 Plan increased by 2,587,659 shares pursuant to this automatic share increase provision.

(4)	The 2007 Plan expired in April 2017. Only stock options remain outstanding under the 2007 Plan.

(5)

As of December 31, 2018, an aggregate of 3,558,471 ordinary shares were authorized for issuance under the ESPP, of which 1,125,962 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2019, the number of shares authorized for issuance under the 2011 Plan increased by 862,553 shares pursuant to this automatic share increase provision.

(6)

As of December 31, 2018, an aggregate of 903,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 204,397 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010.

(7)

Represents shares credited to individual non-employee director stock accounts in lieu of director fees as of December 31, 2018 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our non-employee directors’ stock accounts prior to August 15, 2010 and (ii) with shares reserved under the Directors Deferred Plan for amounts credited to our non-employee directors’ stock accounts on or after August 15, 2010.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2019 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% Shareholders:

The Vanguard Group(3)	5,044,866	8.9%
100 Vanguard Blvd.
Malvern, PA 19355

FMR LLC(4)	4,734,301	8.3%
245 Summer Street
Boston, MA 02210

Putnam Investments, LLC(5)	3,144,814	5.5%
100 Federal Street
Boston, MA 02109

Named Executive Officers and Directors:

Bruce C. Cozadd(6)	658,139	1.2%

Daniel N. Swisher, Jr.(7)	18,012	*

Matthew P. Young(8)	107,992	*

Suzanne Sawochka Hooper(9)	160,689	*

Michael P. Miller(10)	72,548	*

Paul L. Berns(11)	35,314	*

Patrick G. Enright(12)	31,119	*

Peter Gray(13)	31,033	*

Heather Ann McSharry(14)	30,355	*

Seamus Mulligan(15)	1,124,719	2.0%

Kenneth W. O’Keefe(16)	57,245	*

Anne O‘Riordan	—	*

Norbert G. Riedel, Ph.D.(17)	29,342	*

Elmar Schnee(18)	22,645	*

Catherine A. Sohn, Pharm.D.(19)	35,005	*

Rick E Winningham(20)	18,081	*

All directors and executive officers as a group (18 persons)(21)	2,423,310	4.2%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)

This table is based upon information supplied by officers and directors as well as Schedules 13G or 13D filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 56,902,688 ordinary shares outstanding on March 31, 2019, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and

RSUs that will vest within 60 days of March 31, 2019, and shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan as of March 31, 2019. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2019 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

This information is based on a Schedule 13G/A filed with the SEC on February 13, 2019 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 31, 2018, Vanguard has sole power to vote or direct the vote of 46,284 ordinary shares, shared power to vote or direct the vote of 11,962 ordinary shares, sole power to dispose or direct the disposition of 4,988,277 ordinary shares, and shared power to dispose or direct the disposition of 56,589 shares. The Schedule 13G/A also indicates that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 26,521 ordinary shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 49,229 ordinary shares as a result of its serving as investment manager of Australian investment offerings. The Schedule 13G/A provides information only as of December 31, 2018 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2018 and March 31, 2019.

(4)

This information is based on a Schedule 13G/A filed with the SEC on February 13, 2019 by FMR LLC, or FMR, and Abigail P. Johnson. According to the Schedule 13G/A, as of December 31, 2018, FMR has sole power to vote or direct the vote of 301,552 ordinary shares and the sole power to dispose or direct the disposition of 4,734,301 ordinary shares, and Ms. Johnson has the sole power to dispose or direct the disposition of 4,734,301 ordinary shares. The Schedule 13G/A indicates that FMR is acting as a parent holding company or control person for a number of its relevant entities that beneficially owned the ordinary shares being reported, including FMR Co., Inc., an investment adviser reported as beneficially owning 5% or greater of our ordinary shares. In addition, Ms. Johnson is a Director, the Chairman, and the Chief Executive Officer of FMR. Ms. Johnson and members of her family are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, or Investment Company Act, to form a controlling group with respect to FMR. Neither FMR nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMRC, a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The Schedule 13G/A provides information only as of December 31, 2018 and, consequently, the beneficial ownership of the above-mentioned persons and entities may have changed between December 31, 2018 and March 31, 2019.

(5)

This information is based on a Schedule 13G/A filed with the SEC on February 14, 2019 by Putnam Investments, LLC d/b/a Putnam Investments, or Putnam, on behalf of itself and on behalf of Putnam Investment Management, LLC, or PIM and The Putnam Advisory Company, LLC, or PAC. According to the Schedule 13G/A, as of December 31, 2018, Putnam has sole power to vote or direct the vote of 47,733 ordinary shares and sole power to dispose or the direct the disposition of 3,144,814 ordinary shares. Of these shares, PIM, a wholly-owned subsidiary of Putnam, is the beneficial owner of 3,099,419 ordinary shares, with sole power to vote or direct the vote of 4,661 ordinary shares and sole power to dispose or direct the disposition of 3,099,419 ordinary shares in its capacity as investment adviser to the Putnam family of mutual funds; and PAC, a wholly owned subsidiary of Putnam, is the beneficial owner of 45,395 ordinary shares, with sole power to vote or direct the vote of 43,072 ordinary shares and sole power to dispose or direct the disposition of 45,395 ordinary shares in its capacity as investment adviser to Putnam’s institutional clients. The Schedule 13G/A provides information only as of December 31, 2018 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2018 and March 31, 2019.

(6)	Includes 448,224 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(7)	Includes 15,000 ordinary shares Mr. Swisher has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(8)	Includes 99,175 ordinary shares Mr. Young has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(9)

Includes 137,655 ordinary shares Ms. Hooper has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019. Ms. Hooper resigned from her position as Executive Vice President and GC as of March 1, 2019 and is continuing as a part-time employee for a transition period thereafter.

(10)	Includes 61,926 ordinary shares Mr. Miller has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(11)

Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 31, 2019 and 25,346 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(12)

Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 31, 2019 and 6,216 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(13)	Includes 24,346 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(14)	Includes 24,346 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(15)	Includes 25,346 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(16)

Includes 11,195 ordinary shares held by The Kenneth W. O’Keefe Trust U/A/D 2/12/1997, of which Mr. O’Keefe is the sole trustee and sole beneficiary, and 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 31, 2019 and 20,846 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(17)	Includes 24,346 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(18)	Includes 18,046 ordinary shares Mr. Schnee has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(19)	Includes 28,846 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(20)	Includes 16,346 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2019.

(21)

Includes 956,608 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2019 and 36,869 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Plan as of March 31, 2019. See footnotes (6) through (8) and (10) through (20) above. Because Ms. Hooper is not currently serving as an executive officer of Jazz Pharmaceuticals, the number of ordinary shares and percentage ownership indicated in the table above with respect to the beneficial ownership of all directors and executive officers as a group do not include any ordinary shares beneficially owned by Ms. Hooper.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for Review of Related Party Transactions

We have adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we are, were or will be a participant, and the amount involved exceeds $120,000, and any “related person” had, has or will have a direct or indirect material interest (other than solely as a result of being a director or a beneficial owner of less than 10% of any class of a company’s voting securities). Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our GC deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our GC, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

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

Transactions with Related Persons; Indemnification

Transactions with Related Persons. Since January 1, 2018, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards, except that Mr. Cozadd, our Chairman and CEO, is not independent by virtue of his employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company. In determining that Seamus Mulligan is independent within the meaning of the applicable Nasdaq listing standards, the Board considered Mr. Mulligan’s former employment relationship with us, which ended more than six years ago.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2018 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.

The following table represents aggregate fees billed to us for the years ended December 31, 2018 and 2017 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2018	2017
Audit Fees	$1,831	$1,543
Audit-Related Fees	24	36
Tax Fees	946	1,119
Tax compliance services	930	1,000
Tax advisory services	16	119
All Other Fees	3	88

Total Fees	$2,804	$2,786

Audit Fees: Consists of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements and of our internal control over financial reporting, the review of quarterly consolidated financial statements and statutory audits.

Audit-Related Fees: Consists of fees for assurance and services related to audit and other attestation services performed by KPMG as required by statute, regulation or contract and which are not reported under “Audit Fees.”

Tax Fees: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2018 and 2017. During the year ended December 31, 2018, fees and expenses of approximately $930,000 were billed in connection with tax compliance services, and fees and expenses of approximately $16,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2017, fees and expenses of approximately $1,000,000 were billed in connection with tax compliance services, and fees and expenses of approximately $119,000 were billed in connection with tax advice and planning services.

All Other Fees: Consists of fees for products and services other than the services described above. For the year ended December 31, 2018, these fees were paid in connection with access to the online accounting and tax research tool of KPMG. For the year ended December 31, 2017, these fees were paid in connection with forensic accounting services and access to the online accounting and tax research tool of KPMG.

All of the services and fees described above were approved by our audit committee.

As shown in the table above, less than 1% of the total fees that KPMG billed us for in 2018 were for services other than audit, audit-related and tax compliance services.

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

(a) The following documents are filed as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2019:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

2.	Index to Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-45 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

(b) Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†	Asset Purchase Agreement, dated January 13, 2014, by and among Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 13, 2014).

2.7†	Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.8	Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.9	Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.

4.3A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4A	Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B	Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.5A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.5B	Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

10.1	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.2†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.3†	Royalty Bearing Licence Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between Public Health England (formerly Health Protection Agency) and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q/A (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 9, 2012).

10.4	Novation Agreement relating to Royalty Bearing Licence Agreement and Supply Agreement re Erwinia-Derived Asparaginase, dated as of May 13, 2015, by and among EUSA Pharma SAS, the Secretary of State for Health acting through Public Health England and Porton Biopharma Limited (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.5	Contract Variation Agreement by and between Porton Biopharma Limited and Jazz Pharmaceuticals France SAS, dated as of December 20, 2018 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.6†	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.7†	Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.8A†	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.8B†	Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2018, as filed with the SEC on May 8, 2018).

10.9A	Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 18, 2015).

10.9B	Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.9C	Amendment No. 2, dated as of June 7, 2018, to Credit Agreement, dated as of June 18, 2015 (as previously amended by Amendment No. 1, dated as of July 12, 2016), among Jazz Pharmaceuticals plc, Jazz Securities Designated Activity Company, Jazz Pharmaceuticals, Inc., Jazz Financing I Designated Activity Company, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.10A	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.10B	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.10C	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.11	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.12A	Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.12B	First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.12C	Second Amendment, dated as of July 26, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc., as previously amended by the First Amendment to Lease, dated as of January 29, 2018 (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.13A	Commercial Lease, dated as of September 22, 2017, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2017, as filed with the SEC on November 7, 2017).

10.13B	First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of September 22, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.14+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Suzanne Sawochka Hooper (incorporated herein by reference to Exhibit 10.19 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012).

10.16+	Offer Letter from Jazz Pharmaceuticals, Inc. to Matthew Young (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2014, as filed with the SEC on May 8, 2014).

10.17A+	Employment Agreement by and between EUSA Pharma Inc. and Iain McGill (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.17B+	Amendment to Employment Agreement by and between Iain McGill and EUSA Pharma (Europe) Limited (incorporated herein by reference to Exhibit 10.15B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.17C+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals UK Ltd and Iain McGill (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.17D+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Iain McGill (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.18+	Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19A+	Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19B+	Amendment to Employment Agreement by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.19C+	Amended and Restated Schedule 3 to Employment Agreement by and between Jazz Pharmaceuticals Ireland Ltd. and Paul Treacy (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.19D+	Change in Control Stock Award Acceleration Agreement by and between Jazz Pharmaceuticals plc and Paul Treacy (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.21+	Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.22A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.22B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.22C+	Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22D+	Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.22G+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.22H+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.23B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.23C+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.23F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.23H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.23I+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23J+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23K+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23L+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.23M+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.23N+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.23O+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.23P+	Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23Q+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23R+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23S+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.23T+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.23U+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.24+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.24A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.24B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.24C+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.24D+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.24E+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24F+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24G+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.24H+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.24I+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.25A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.25B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.26A+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.22B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2016, as filed with the SEC on February 28, 2017).

10.26B+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2018) (incorporated herein by reference to Exhibit 10.26C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.26C+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 31, 2018) (incorporated herein by reference to Exhibit 10.26C in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.26D+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2019) (incorporated herein by reference to Exhibit 10.26D in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.27+	Jazz Pharmaceuticals plc Amended and Restated Executive Change in Control and Severance Benefit Plan (approved February 10, 2016) (incorporated herein by reference to Exhibit 10.23 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.28+	Jazz Pharmaceuticals plc 2015 Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2015, as filed with the SEC on May 7, 2015).

10.29A+	Jazz Pharmaceuticals plc Non-Employee Director Compensation Policy (approved April 30, 2015) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.29B+	Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.29C+	Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

24.1	Power of Attorney (included on the signature page to Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Date: April 26, 2019	Jazz Pharmaceuticals public limited company
(Registrant)

/S/ BRUCE C. COZADD
Bruce C. Cozadd Chairman and Chief Executive Officer and Director (Principal Executive Officer)