Form 10-Q
period 2019-03-31
Jazz Pharmaceuticals plc
filed 2019-05-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	JAZZ	The Nasdaq Stock Market LLC
As of April 30, 2019, 56,660,701 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® 44 mg/100 mg powder for concentrate for solution for infusion, SunosiTM (solriamfetol) and FazaClo® (clozapine, USP). This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$547,466	$309,622
Investments	285,000	515,000
Accounts receivable, net of allowances	320,485	263,838
Inventories	60,707	52,956
Prepaid expenses	28,974	25,017
Other current assets	62,985	67,572
Total current assets	1,305,617	1,234,005
Property, plant and equipment, net	113,006	200,358
Operating lease assets	147,365	—
Intangible assets, net	2,679,393	2,731,334
Goodwill	919,972	927,630
Deferred tax assets, net	65,090	57,879
Deferred financing costs	9,056	9,589
Other non-current assets	40,736	42,696
Total assets	$5,280,235	$5,203,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,669	$40,602
Accrued liabilities	292,390	264,887
Current portion of long-term debt	33,387	33,387
Income taxes payable	40,833	1,197
Deferred revenue	4,720	5,414
Total current liabilities	413,999	345,487
Deferred revenue, non-current	8,401	9,581
Long-term debt, less current portion	1,565,277	1,563,025
Operating lease liabilities, less current portion	154,066	—
Deferred tax liabilities, net	296,148	309,097
Other non-current liabilities	111,897	218,879
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,130,738	2,113,630
Accumulated other comprehensive loss	(220,674)	(197,791)
Retained earnings	819,850	841,050
Total shareholders’ equity	2,730,447	2,757,422
Total liabilities and shareholders’ equity	$5,280,235	$5,203,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales, net	$503,331	$440,847
Royalties and contract revenues	4,855	3,766
Total revenues	508,186	444,613
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	33,506	33,919
Selling, general and administrative	167,947	207,213
Research and development	60,105	62,667
Intangible asset amortization	56,885	53,007
Acquired in-process research and development	56,000	—
Total operating expenses	374,443	356,806
Income from operations	133,743	87,807
Interest expense, net	(17,922)	(20,605)
Foreign exchange loss	(611)	(1,728)
Income before income tax provision and equity in loss of investees	115,210	65,474
Income tax provision	29,116	19,146
Equity in loss of investees	893	337
Net income	$85,201	$45,991

Net income per ordinary share:
Basic	$1.49	$0.77
Diluted	$1.47	$0.75
Weighted-average ordinary shares used in per share calculations - basic	57,206	59,928
Weighted-average ordinary shares used in per share calculations - diluted	58,081	61,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$85,201	$45,991
Other comprehensive income (loss):
Foreign currency translation adjustments	(21,142)	38,853
Unrealized gain (loss) on hedging activities, net of income tax (benefit) provision of ($249) and $458, respectively	(1,741)	3,204
Other comprehensive income (loss)	(22,883)	42,057
Total comprehensive income	$62,318	$88,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	54	—	—	—	—	3,057	—	—	3,057
Issuance of ordinary shares in conjunction with vesting of restricted stock units	203	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,810)	—	—	(13,810)
Share-based compensation	—	—	—	—	—	27,861	—	—	27,861
Shares repurchased	(858)	—	—	—	—	—	—	(111,249)	(111,249)
Other comprehensive loss	—	—	—	—	—	—	(22,883)	—	(22,883)
Net income	—	—	—	—	—	—	—	85,201	85,201
Balance at March 31, 2019	56,903	$6	4,000	$55	$472	$2,130,738	$(220,674)	$819,850	$2,730,447

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	59,898	$6	4,000	$55	$472	$1,935,486	$(140,878)	$917,956	$2,713,097
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	53	(351)	(298)
Issuance of ordinary shares in conjunction with exercise of share options	133	—	—	—	—	10,588	—	—	10,588
Issuance of ordinary shares in conjunction with vesting of restricted stock units	195	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(14,594)	—	—	(14,594)
Share-based compensation	—	—	—	—	—	24,276	—	—	24,276
Shares repurchased	(237)	—	—	—	—	—	—	(34,546)	(34,546)
Other comprehensive income	—	—	—	—	—	—	42,057	—	42,057
Net income	—	—	—	—	—	—	—	45,991	45,991
Balance at March 31, 2018	59,989	$6	4,000	$55	$472	$1,955,756	$(98,768)	$929,050	$2,786,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$85,201	$45,991
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	56,885	53,007
Share-based compensation	27,552	24,303
Depreciation	3,539	3,722
Acquired in-process research and development	56,000	—
Loss on disposal of assets	3	256
Deferred tax benefit	(17,053)	(15,307)
Provision for losses on accounts receivable and inventory	528	590
Amortization of debt discount and deferred financing costs	11,133	10,617
Other non-cash transactions	1,181	16,026
Changes in assets and liabilities:
Accounts receivable	(56,960)	(56,591)
Inventories	(8,688)	(3,312)
Prepaid expenses and other current assets	(988)	(3,534)
Other non-current assets	426	1,012
Accounts payable	1,554	23,136
Accrued liabilities	(2,685)	47,484
Income taxes payable	39,726	14,183
Deferred revenue	(1,874)	(1,875)
Other non-current liabilities	6,773	7,651
Net cash provided by operating activities	202,253	167,359
Investing activities
Proceeds from maturity of investments	345,000	195,000
Acquired in-process research and development	(56,000)	—
Purchases of property, plant and equipment	(7,948)	(7,149)
Acquisition of investments	(115,000)	(240,000)
Net cash provided by (used in) investing activities	166,052	(52,149)
Financing activities
Proceeds from employee equity incentive and purchase plans	3,057	10,588
Payment of employee withholding taxes related to share-based awards	(13,810)	(14,594)
Repayments of long-term debt	(8,347)	(9,023)
Share repurchases	(111,249)	(34,546)
Net cash used in financing activities	(130,349)	(47,575)
Effect of exchange rates on cash and cash equivalents	(112)	(501)
Net increase in cash and cash equivalents	237,844	67,134
Cash and cash equivalents, at beginning of period	309,622	386,035
Cash and cash equivalents, at end of period	$547,466	$453,169

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

In March 2019, the FDA approved our new drug application, or NDA, for Sunosi™ (solriamfetol) as a treatment to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea and recommended that Sunosi be scheduled by the U.S. Drug Enforcement Administration, or DEA. We expect to launch the product in the U.S. after the DEA completes its scheduling review. We are also seeking approval for solriamfetol in Europe and submitted a marketing authorization application to the European Medicines Agency in the fourth quarter of 2018.
In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit an NDA for this product by as early as the end of 2019.
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10-K for the year ended December 31, 2018 with the exception of the accounting policy relating to operating leases and financing obligations which was updated as a result of adopting Accounting Standards Update No. 2016-02, “Leases”, or ASU No. 2016-02.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For vehicle leases we account for the lease and non-lease components as a single lease component.
We have elected the short-term lease exemption and, therefore, do not recognize a right-of-use asset or corresponding liability for lease arrangements with an original term of 12 months or less.
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02. Under the new guidance, lessees are required to recognize a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. We adopted ASU No. 2016-02 on a modified retrospective basis applied to leases existing as of, or entered into after, January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019.
The adoption of ASU No. 2016-02 resulted in the recognition of right-of-use assets and lease liabilities of $149.4 million and $162.9 million, respectively, on the consolidated balance sheet as of January 1, 2019, and the de-recognition of the build-to-suit assets and related financing obligations on the consolidated balance sheet as of December 31, 2018 of $95.4 million and $109.8 million, respectively, with the balance impacting retained earnings, deferred rent and deferred tax liabilities. The right-of-use assets and lease liabilities primarily relate to real estate leases. Refer to Note 10 for lease-related disclosures.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the ASU No. 2016-02 was as follows (in thousands):

	Balance at December 31, 2018	Transition Adjustments	Balance at January 1, 2019
Assets:
Property, plant and equipment, net	$200,358	$(95,397)	$104,961
Operating lease assets	—	149,442	149,442
Liabilities:
Accrued liabilities	264,887	8,165	273,052
Operating lease liabilities, less current portion	—	153,158	153,158
Deferred tax liabilities, net	309,097	1,489	310,586
Other non-current liabilities	218,879	(113,615)	105,264
Shareholders' Equity:
Retained earnings	841,050	4,848	845,898
Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including, without limitation, the introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy, including our recently-approved product, Sunosi; the introduction of a generic version of Xyrem in the U.S. market before the entry dates specified in our settlements with the abbreviated new drug application, or ANDA, filers or on terms that are different from those contemplated by the settlement agreements; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including pressure to agree to discounts, rebates or other restrictive pricing terms for Xyrem; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and risk evaluation and mitigation strategy, or REMS, programs by government entities; changes to or uncertainties around our Xyrem REMS, or any failure to comply with our REMS obligations to the satisfaction of the FDA; challenges to our intellectual property around Xyrem, including the possibility of new ANDA or NDA filers or new post-grant patent review proceedings; operational disruptions at the Xyrem central pharmacy; any supply or manufacturing problems, including any problems with our sole source Xyrem active pharmaceutical ingredient, or API, provider; continued acceptance of Xyrem by physicians and patients, including as a result of negative publicity that surfaces from time to time; and changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2019, we had foreign exchange forward contracts with notional amounts totaling $217.2 million. As of March 31, 2019, the outstanding foreign exchange forward contracts had a net liability fair value of $1.5 million. As of March 31, 2019, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net asset fair value of $2.1 million as of March 31, 2019. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of March 31, 2019 and December 31, 2018, allowances on receivables were not material. As of March 31, 2019, two customers accounted for 91% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, which accounted for 74% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 17% of gross accounts receivable. As of December 31, 2018, two customers accounted for 89% of gross accounts receivable, Express Scripts, which accounted for 74% of gross accounts receivable, and McKesson, which accounted for 15% of gross accounts receivable.
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

2. Collaboration and License Agreement
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
As part of the agreement, we paid Codiak an upfront payment of $56.0 million in January 2019, which was recorded as acquired IPR&D expense in our condensed consolidated statements of income for the three months ended March 31, 2019. Codiak is eligible to receive up to $20 million in preclinical development milestone payments across all five programs.  Codiak is also eligible to receive milestone payments totaling up to $200 million per target based on investigational new drug application acceptance, clinical and regulatory milestones, including approvals in the U.S., the European Union, or EU, and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$192,328	$—	$—	$192,328	$192,328	$—
Time deposits	415,000	—	—	415,000	130,000	285,000
Money market funds	225,138	—	—	225,138	225,138	—
Totals	$832,466	$—	$—	$832,466	$547,466	$285,000

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,606	$—	$—	$215,606	$215,606	$—
Time deposits	515,000	—	—	515,000	—	515,000
Money market funds	94,016	—	—	94,016	94,016	—
Totals	$824,622	$—	$—	$824,622	$309,622	$515,000
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

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2019 and December 31, 2018 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$415,000	$415,000	$—	$515,000	$515,000
Money market funds	225,138	—	225,138	94,016	—	94,016
Interest rate contracts	—	2,090	2,090	—	4,070	4,070
Foreign exchange forward contracts	—	212	212	—	1,194	1,194
Totals	$225,138	$417,302	$642,440	$94,016	$520,264	$614,280
Liabilities:
Foreign exchange forward contracts	$—	$1,713	$1,713	$—	$1,460	$1,460
Totals	$—	$1,713	$1,713	$—	$1,460	$1,460
As of March 31, 2019, our available-for-sale securities included time deposits and money market funds, and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates and our own credit risk, as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2019 or in 2018.
As of March 31, 2019, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in December 2018.
As of March 31, 2019, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $585 million and $563 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of March 31, 2019 and December 31, 2018, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
Interest Rate Contracts:	2019	2018
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(1,341)	$3,037
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	(400)	167
Assuming no change in LIBOR-based interest rates from market rates as of March 31, 2019, $1.3 million of gains, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2019 and December 31, 2018, the notional amount of foreign exchange contracts where hedge accounting is not applied was $217.2 million and $271.5 million, respectively.
The foreign exchange loss in our condensed consolidated statements of income included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended March 31,
Foreign Exchange Forward Contracts:	2019	2018
Gain (loss) recognized in foreign exchange loss	$(3,409)	$3,751
The cash flow effects of our derivative contracts for the three months ended March 31, 2019 and 2018 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	March 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1,481	Accrued liabilities	$—
	Other non-current assets	609
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	212	Accrued liabilities	1,713
Total fair value of derivative instruments		$2,302		$1,713

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1,929	Accrued liabilities	$—
	Other non-current assets	2,141
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,194	Accrued liabilities	1,460
Total fair value of derivative instruments		$5,264		$1,460
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

	March 31, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,302	$—	$2,302	$(599)	$—	$1,703
Derivative liabilities	(1,713)	—	(1,713)	599	—	(1,114)

	December 31, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$5,264	$—	$5,264	$(935)	$—	$4,329
Derivative liabilities	(1,460)	—	(1,460)	935	—	(525)

6. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$7,138	$5,604
Work in process	31,254	26,034
Finished goods	22,315	21,318
Total inventories	$60,707	$52,956

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$927,630
Foreign exchange	(7,658)
Balance at March 31, 2019	$919,972
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2019				December 31, 2018
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.8	$3,109,876	$(680,923)	$2,428,953	$3,110,641	$(632,413)	$2,478,228
Priority review voucher		111,101	—	111,101	111,101	—	111,101
Manufacturing contracts	—	12,026	(12,026)	—	12,256	(12,256)	—
Trademarks	—	2,890	(2,890)	—	2,896	(2,896)	—
Total finite-lived intangible assets		3,235,893	(695,839)	2,540,054	3,236,894	(647,565)	2,589,329
Acquired IPR&D assets		139,339	—	139,339	142,005	—	142,005
Total intangible assets		$3,375,232	$(695,839)	$2,679,393	$3,378,899	$(647,565)	$2,731,334
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. We reduced the estimated remaining useful life of the Erwinaze intangible asset due to the receipt of a contract termination notice from Porton Biopharma Limited in February 2019. The reduction in the estimated remaining useful life increased intangible asset amortization expense by $10.2 million, reduced net income by $6.9 million and reduced basic and diluted net income per ordinary share by $0.12 during the three months ended March 31, 2019.
Based on acquired developed technology intangible assets recorded as of March 31, 2019, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019 (remainder)	$184,982
2020	245,995
2021	198,981
2022	153,990
2023	153,990
Thereafter	1,491,015
Total	$2,428,953

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land and buildings	$46,607	$46,650
Leasehold improvements	33,328	33,273
Manufacturing equipment and machinery	25,999	25,837
Computer software	18,337	19,062
Construction-in-progress	16,973	51,243
Computer equipment	14,219	13,679
Furniture and fixtures	8,101	8,155
Build-to-suit facility	—	52,067
Subtotal	163,564	249,966
Less accumulated depreciation and amortization	(50,558)	(49,608)
Property, plant and equipment, net	$113,006	$200,358
The decrease in the carrying amount of construction-in-progress and build-to-suit facility assets as of March 31, 2019 compared to December 31, 2018 reflects the de-recognition of assets related to build-to-suit facility leases on adoption of ASU No. 2016-02.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Rebates and other sales deductions	$87,980	$86,495
Accrued loss contingency	58,546	58,154
Employee compensation and benefits	45,547	58,543
Accrued milestones	20,000	—
Clinical trial accruals	8,904	5,904
Current portion of operating lease liabilities	8,669	—
Royalties	7,676	2,679
Inventory-related accruals	7,656	8,753
Selling and marketing accruals	5,986	6,780
Accrued construction-in-progress	4,953	1,065
Professional fees	3,271	2,333
Accrued interest	2,579	7,407
Sales returns reserve	2,336	2,510
Derivative instrument liabilities	1,713	1,460
Other	26,574	22,804
Total accrued liabilities	$292,390	$264,887

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2019	December 31, 2018
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(55,631)	(60,910)
2021 Notes, net	519,369	514,090

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(133,875)	(138,914)
2024 Notes, net	441,125	436,086

Term loan	638,170	646,236
Total debt	1,598,664	1,596,412
Less current portion	33,387	33,387
Total long-term debt	$1,565,277	$1,563,025
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
As of March 31, 2019, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of March 31, 2019 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2019 (remainder)	$25,040
2020	33,387
2021	608,387
2022	33,387
2023	517,493
Thereafter	575,000
Total	$1,792,694

10. Leases
The components of the lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$5,870
Short-term lease cost	601
Variable lease cost	3
Sublease income	(162)
Net lease cost	$6,312
Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$147,365

Liabilities
Current
Operating lease liabilities	Accrued liabilities	8,669
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	154,066
Total operating lease liabilities		$162,735

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term - operating leases (years)	10.3
Weighted-average discount rate - operating leases	5.3%
Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,576
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	151,029
_____________________________

(1)	Includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02.

Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2019 (remainder)	$7,658
2020	20,664
2021	20,591
2022	20,674
2023	20,961
Thereafter	128,164
Total lease payments	$218,712
Less imputed interest	(55,977)
Present value of lease liabilities	$162,735

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2019 and December 31, 2018. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Refer to Note 10 for details of the maturity of our operating lease liabilities.
Other Commitments. As of March 31, 2019, we had $70.3 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. In April 2018, we reached an agreement in principle with the U.S. Department of Justice, or DOJ, on terms for a civil settlement of potential claims by the DOJ in the amount of $57.0 million plus interest to accrue at the statutory rate of 2.75%, subject to negotiation of a definitive settlement agreement and other contingencies. On April 4, 2019, we finalized the settlement agreement with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services,

or OIG, and we entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. During 2018, we recorded $58.2 million related to this matter, including related interest, within accrued liabilities on our consolidated balance sheet with the related expense included in selling, general and administrative expenses on our consolidated statement of income. During the three months ended March 31, 2019, we recorded an additional $0.4 million of interest related to this matter. Under the settlement agreement, we are released from any civil or administrative monetary claim arising from allegations relating to our conduct between 2011 and May 2014 in supporting a charitable foundation that provided financial assistance to Medicare patients. The settlement agreement is not an admission of any wrongdoing or liability by us but a settlement of claims. In the event of a breach of the corporate integrity agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health programs.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized to $1.02 billion. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the three months ended March 31, 2019, we spent a total of $111.2 million to purchase 0.9 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $129.66 per share. All ordinary shares repurchased were canceled. As of March 31, 2019, the remaining amount authorized under the share repurchase program was $267.9 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$3,557	$(201,348)	$(197,791)
Other comprehensive loss before reclassifications	(1,341)	(21,142)	(22,483)
Amounts reclassified from accumulated other comprehensive loss	(400)	—	(400)
Other comprehensive loss, net	(1,741)	(21,142)	(22,883)
Balance at March 31, 2019	$1,816	$(222,490)	$(220,674)
During the three months ended March 31, 2019, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

13. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$85,201	$45,991
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	57,206	59,928
Dilutive effect of employee equity incentive and purchase plans	875	1,250
Weighted-average ordinary shares used in per share calculations - diluted	58,081	61,178

Net income per ordinary share:
Basic	$1.49	$0.77
Diluted	$1.47	$0.75
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three months ended March 31, 2019 and 2018 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2019	2018
Exchangeable Senior Notes	5,504	5,504
Options, RSUs and ESPP	4,988	3,305

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2019	2018
Xyrem	$368,317	$316,777
Erwinaze/Erwinase	60,899	50,627
Defitelio/defibrotide	41,500	35,061
Vyxeos	28,943	26,228
Other	3,672	12,154
Product sales, net	503,331	440,847
Royalties and contract revenues	4,855	3,766
Total revenues	$508,186	$444,613
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$462,862	$405,687
Europe	35,401	28,331
All other	9,923	10,595
Total revenues	$508,186	$444,613
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2019	2018
Express Scripts	72%	71%
McKesson	18%	20%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of March 31, 2019 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.9 million during the three months ended March 31, 2019, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the three months ended March 31, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$14,995
Amount recognized within royalties and contract revenues	(1,874)
Balance as of March 31, 2019	$13,121

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative	$20,370	$18,234
Research and development	5,523	4,375
Cost of product sales	1,659	1,694
Total share-based compensation expense, pre-tax	27,552	24,303
Income tax benefit from share-based compensation expense	(3,667)	(3,668)
Total share-based compensation expense, net of tax	$23,885	$20,635
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2019	2018
Shares underlying options granted (in thousands)	1,297	1,152
Grant date fair value	$42.84	$46.08
Black-Scholes option pricing model assumption information:
Volatility	32%	35%
Expected term (years)	4.5	4.5
Range of risk-free rates	2.4-2.5%	2.2-2.5%
Expected dividend yield	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2019	2018
RSUs granted (in thousands)	519	461
Grant date fair value	$139.38	$140.60
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of March 31, 2019, compensation cost not yet recognized related to unvested share options and RSUs was $109.1 million and $136.5 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years.

16. Income Taxes
Our income tax provision was $29.1 million in the three months ended March 31, 2019 compared to $19.1 million for the same period in 2018. The effective tax rate was 25.3% in the three months ended March 31, 2019 compared to 29.2% for the same period in 2018. The decrease in the effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the impact of the loss contingency expense in 2018. The effective tax rate for the three months ended March 31, 2019 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a higher rate than the Irish statutory rate and unrecognized tax benefits, partially offset by originating tax credits. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland and the U.S. (both at the federal level and in various state jurisdictions). In Ireland, we are no longer subject to income tax audits by taxing authorities for the years prior to 2013. The U.S. jurisdictions generally have statutes of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2014 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013, and in December 2018, we received a proposed tax assessment notice for 2015, relating to certain transfer pricing adjustments.  The notices provide for additional French tax of approximately $42 million for 2012 and 2013 and approximately $4 million for 2015, including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at March 31, 2019. We disagree with the assessments and are contesting them vigorously.

17. Subsequent Event
In April 2019, we finalized a settlement agreement with the DOJ and the OIG and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. For more information, see Note 11, Commitments and Contingencies—Other Contingencies.

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

In the three months ended March 31, 2019, our total net product sales increased by 14%, compared to the same period in 2018, primarily due to an increase in Xyrem net product sales. We expect total net product sales to increase in 2019 over 2018, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
Significant Developments Affecting Our Business
In January 2019, we entered into a strategic collaboration agreement with Codiak BioSciences, Inc., or Codiak, focused on the research, development and commercialization of exosome therapeutics to treat cancer.

In February 2019, we received a contract termination notice from Porton Biopharma Limited, or PBL. As a result of our receipt of the contract termination notice, our license and supply agreement with PBL, which includes our license for Erwinaze, will expire on December 31, 2020. Unless we and PBL enter into a new agreement, we will lose our rights to Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months.
In March 2019, we commenced the commercial launch of Xyrem for pediatric patients with narcolepsy, after completing the implementation of the related approved REMS modification. In May 2019, the FDA confirmed that as the first sponsor to obtain marketing approval for use of Xyrem to treat cataplexy and EDS in pediatric narcolepsy patients aged seven years and older, we are entitled to seven years of orphan drug exclusivity for the indication.
In March 2019, the FDA approved our new drug application, or NDA, for Sunosi™ (solriamfetol) as a treatment to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA, and recommended that Sunosi be scheduled by the U.S. Drug Enforcement Administration, or DEA. We expect to launch the product in the U.S. after the DEA completes its scheduling review. We are also seeking approval for solriamfetol in Europe and submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the fourth quarter of 2018.
In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit an NDA for this product by as early as the end of 2019.
In April 2019, we finalized a settlement agreement with the U.S. Department of Justice, or DOJ, and the Office of Inspector General of the Department of Health and Human Services, or OIG, and we entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. For more information, see Note 11, Commitments and Contingencies—Other Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Continued Emphasis on Research and Development
During the three months ended March 31, 2019, we continued our focus on research and development activities, all in our sleep and hematology/oncology therapeutic areas.
Below is a summary of ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Sleep

Product Candidates	Description
Submitted for Regulatory Approval
Solriamfetol in the European Union, or EU	EDS in OSA and EDS in narcolepsy
Phase 3
JZP-258 (oxybate; 92% sodium reduction)	Cataplexy and EDS in narcolepsy
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Preclinical
Oxybate once-nightly formulation	Narcolepsy
Hematology/Oncology

Product Candidates	Description
Phase 3
Defitelio	Prevention of VOD in high-risk patients following HSCT
Vyxeos	AML or high-risk myelodysplastic syndrome, or MDS (AML19) (cooperative group study)
Vyxeos	AML or high-risk MDS (AML18) (cooperative group study)
Phase 2
Defitelio	Prevention of acute Graft versus Host Disease following allogeneic HSCT

Product Candidates	Description
Defitelio	Treatment of transplant-associated thrombotic microangiopathy (planned pivotal study)
Defitelio	Prevention of chimeric antigen receptor T-cell therapy-associated neurotoxicity (planned study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson Cancer Center, or MD Anderson, collaboration study)
Vyxeos	MDS (planned cooperative group study)
Vyxeos	R/R AML (cooperative group study)
Phase 1
Vyxeos + gemtuzumab	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
Vyxeos + venetoclax	Low intensity dosing for unfit AML (planned phase 1/2 study)
Vyxeos	Low intensity dosing for higher risk MDS (planned MD Anderson collaboration study)
IMGN779	CD33+ AML (Jazz opt-in opportunity with ImmunoGen, Inc., or ImmunoGen)
IMGN632	CD123+ hematological malignancies (Jazz opt-in opportunity with ImmunoGen)
Preclinical
CombiPlex	Solid tumors candidate
CombiPlex	Hematology/oncology exploratory activities
Asparaginase	ALL and other hematological malignancies
Recombinant Pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex, Inc.)
Defitelio	Exploratory activities
Exosome NRAS candidate	Hematological malignancies (collaboration with Codiak)
Exosome STAT3 candidate	Hematological malignancies (collaboration with Codiak)
Exosome-based candidates	Solid tumors/hematological malignancies (collaboration with Codiak)
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
Challenges, Risks and Trends Related to Our Business
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which were 73% of our net product sales for the three months ended March 31, 2019 and 75% of our net product sales for the year ended December 31, 2018. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2019, and there is no guarantee that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, the FDA has approved or tentatively approved three of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. In connection with the ANDA settlement agreements, we granted four of the filers the right to sell an authorized generic version of Xyrem, or an AG Product, and we granted each of the nine filers a license to launch its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances. In the absence of any circumstances triggering acceleration, the earliest launch of an AG Product would be January 1, 2023. For a further description of the settlement agreements, including a more complete description of potential dates of market entry for an AG Product(s) and generic sodium oxybate product(s) and circumstances that might trigger acceleration of such dates, see the risk factor under the heading “The introduction of a new product in the U.S. market that competes with, or otherwise disrupts the market for, Xyrem would adversely affect sales of Xyrem” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, even if not directly competitive with Xyrem, could have the effect of changing treatment regimens and payor coverage of Xyrem, and indirectly materially and adversely affect sales of Xyrem. Prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before prescribing or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. It is possible that additional branded or generic products that treat symptoms of narcolepsy will also be prescribed before or instead of Xyrem, or that payors will require patients to try such products before they will cover Xyrem. Our product, Sunosi (solriamfetol), is an example of a new market entrant recently approved by the FDA to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Another example is pitolisant, a drug that has already been approved in Europe to treat adult patients with narcolepsy with or without cataplexy. Harmony Biosciences LLC, which has exclusive U.S. rights to seek approval of and commercialize pitolisant, announced in February 2019 that the FDA had accepted its pitolisant NDA for filing with priority review.
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
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were 12% of our net product sales for the three months ended March 31, 2019 and 9% for the year ended December 31, 2018. Erwinaze is licensed from and manufactured by a single source, PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes our license for Erwinaze, expires on December 31, 2020. We and PBL had been engaged in discussions related to entry into a replacement agreement to extend the term of our commercial relationship past 2020, but we did not reach agreement. Unless we and PBL enter into a new agreement, we will lose our rights to Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months. In such event, we may not be able to replace the product sales we would lose from Erwinaze, which in 2018 totaled $174.7 million, and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, we cannot predict whether and to what extent uncertainty related to our rights to, and availability of, Erwinaze after 2020 will negatively impact sales of and revenues from this product.
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
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 8% of our net product sales for the three months ended March 31, 2019 and for the year ended December 31, 2018. Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Vyxeos. Sales of Vyxeos were 6% of our net product sales for the three months ended March 31, 2019 and 5% of our net product sales for the year ended December 31, 2018. We began selling Vyxeos in the U.S. in August 2017 following NDA approval. In August 2018, the European Commission, or EC, granted marketing authorization for Vyxeos. We have commenced our rolling launch of Vyxeos in the EU, and we are in the process of making pricing and reimbursement submissions in EU member states.
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
Sunosi (solriamfetol). As described above, the FDA approved Sunosi in March 2019. In the fourth quarter of 2018, we submitted an MAA to the EMA for solriamfetol. We cannot predict whether our MAA will be approved in a timely manner, or at all. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including, among other things, any delays in U.S. launch timing due to longer than expected DEA scheduling review which needs to be completed in the U.S. before commercial launch; the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by government programs and other third party payors, including the impact of any delays in coverage decisions by payors; restrictions on permitted promotional activities based on limitations on the approved labeling for the product required by the FDA or the EC; market acceptance of Sunosi; delays or problems in the supply or manufacture of Sunosi; and our ability to satisfy the FDA’s post-marketing requirements and other post-marketing requirements or commitments, if any, imposed by the EC in connection with its marketing authorization. If we are unable to successfully launch and commercialize Sunosi in the U.S., if we are unable to obtain approval of our solriamfetol MAA in a timely manner, or at all, if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, or if sales of Sunosi in the U.S. and in the EU (if approved) do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
JZP-258. As described above, in March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit an NDA for this product by as early as the end of 2019. We cannot predict whether we will be able to submit our planned NDA in a timely manner or at all. Any failure or delay in successfully completing necessary clinical trials and conducting other activities, including CMC activities, that are required to complete our planned NDA submission and obtain regulatory approval, could materially and adversely affect our growth prospects. If we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment.
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
We are increasingly experiencing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem.  As our business becomes more complex, we may decide to enter into rebate agreements in order to ensure that patients continue to have access to Xyrem, and to support the long-term success of our sleep franchise, which might result in lower net revenues for Xyrem. In addition to increasing pricing pressure from, and restrictions on reimbursement imposed by, governmental and private third party payors, due to the attention being paid globally to healthcare cost containment, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny by both federal and state governments, including with respect to companies that have increased the price of products after acquiring those products from other companies. In addition, REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission and the FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to drug pricing or other business practices, including as they relate to the Xyrem REMS or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks are discussed in greater detail, along with other risks, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2019	2018	(Decrease)
Product sales, net	$503,331	$440,847	14%
Royalties and contract revenues	4,855	3,766	29%
Cost of product sales (excluding amortization of intangible assets)	33,506	33,919	(1)%
Selling, general and administrative	167,947	207,213	(19)%
Research and development	60,105	62,667	(4)%
Intangible asset amortization	56,885	53,007	7%
Acquired in-process research and development	56,000	—	N/A(1)
Interest expense, net	17,922	20,605	(13)%
Foreign exchange loss	611	1,728	(65)%
Income tax provision	29,116	19,146	52%
Equity in loss of investees	893	337	165%
_____________________________

(1)	Comparison to prior period not meaningful.

Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2019	2018	(Decrease)
Xyrem	$368,317	$316,777	16%
Erwinaze/Erwinase	60,899	50,627	20%
Defitelio/defibrotide	41,500	35,061	18%
Vyxeos	28,943	26,228	10%
Other	3,672	12,154	(70)%
Product sales, net	503,331	440,847	14%
Royalties and contract revenues	4,855	3,766	29%
Total revenues	$508,186	$444,613	14%
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2019 compared to the same period in 2018 due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Price increases were instituted in January 2019 and January 2018. Xyrem product sales volume increased by 5% in the three months ended March 31, 2019 compared to the same period in 2018 primarily driven by an increase in the average number of patients on Xyrem. Erwinaze/Erwinase product sales increased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in product availability. Ongoing supply challenges at PBL continue to negatively impact our ability to supply the market. We are experiencing supply disruptions globally and expect further supply disruptions during 2019. Defitelio/defibrotide product sales increased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher volumes as a result of increased use by transplant centers that treat adult and pediatric patients. Vyxeos product sales increased in the three months ended March 31, 2019 compared to the same period in 2018 following the commercial launch in the EU in September 2018. Other product sales decreased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the sale of our rights to Prialt to TerSera Therapeutics LLC, or TerSera, in September 2018. We expect total product sales will increase in 2019 over 2018, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues to decrease in 2019 compared to 2018, primarily due to lower milestone revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales decreased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to product mix. Gross margin as a percentage of net product sales was 93.3% in the three months ended March 31, 2019 compared to 92.3% for the same period in 2018. The increase in the gross margin percentage in the three months ended March 31, 2019 was primarily due to a change in product mix. We do not expect our gross margin as a percentage of net product sales to change materially in 2019 compared to 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the loss contingency of $57.0 million incurred in the three months ended March 31, 2018. In April 2018, we reached an agreement in principle with the DOJ on a proposal for a civil settlement of potential claims by the DOJ in the amount of $57.0 million, subject to accrual of interest on the settlement amount from the date of the agreement in principle, negotiation of a definitive settlement agreement and other contingencies. In April 2019, we finalized a settlement agreement with the DOJ and the OIG. For a further description of this matter, see Note 11, Commitments and Contingencies—Other Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Selling, general and administrative expenses for the three months ended March 31, 2019, compared to the same period in 2018, included higher expenses related to the planned launch of Sunosi in the U.S., an increase in other compensation-related expenses driven by higher headcount, and an increase in other expenses related to the expansion and support of our business. We expect selling, general and administrative expenses in 2019 to increase compared to 2018, primarily due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business and an increase in expenses related to the preparation for the planned commercial launch of Sunosi in the U.S. and the continuation of the commercial launch of Vyxeos in the EU.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Clinical studies and outside services	$30,231	$28,189
Personnel expenses	21,310	17,204
Milestone expense	—	11,000
Other	8,564	6,274
Total	$60,105	$62,667

Research and development expenses decreased by $2.6 million in the three months ended March 31, 2019 compared to the same period in 2018. Clinical studies and outside services costs increased by $2.0 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in expenses related to our ongoing pre-clinical and clinical development programs and regulatory activities. Personnel expenses increased by $4.1 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in the three months ended March 31, 2018 related to milestone payments following FDA acceptance of our NDA for solriamfetol in March 2018.
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
Intangible Asset Amortization
Intangible asset amortization increased by $3.9 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the receipt of the contract termination notice from PBL in February 2019, partially offset by the cessation of amortization of the Prialt intangible asset following our entry into an Asset Purchase Agreement with TerSera in 2018. Intangible asset amortization is expected to increase in 2019 compared to 2018 as a result of the reduction in the estimated remaining useful life of the Erwinaze intangible asset.

Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three months ended March 31, 2019 related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2019 decreased by $2.7 million compared to the same period in 2018, primarily due to higher interest income. We expect interest expense, net will be lower in 2019 compared to 2018, primarily due to higher interest income.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Provision
Our income tax provision was $29.1 million in the three months ended March 31, 2019 compared to $19.1 million for the same period in 2018. The effective tax rate was 25.3% in the three months ended March 31, 2019 compared to 29.2% for the same period in 2018. The decrease in the effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the impact of the loss contingency expense in 2018. The effective tax rate for the three months ended March 31, 2019 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits, partially offset by originating tax credits.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of March 31, 2019, we had cash, cash equivalents and investments of $0.8 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $642.7 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021 and $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024. We generated cash flows from operations of $202.3 million during the three months ended March 31, 2019, and we expect to continue to generate positive cash flows from operations during 2019.
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Risks Related to Xyrem and Our Other Marketed Products” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized to $1.02 billion. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The repurchase program may be modified, suspended or discontinued at any time without prior notice. In the three months ended March 31, 2019, we spent a total of $111.2 million to purchase 0.9 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $129.66 per share. All ordinary shares repurchased were canceled. As of March 31, 2019, the remaining amount authorized under the share repurchase program was $267.9 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$202,253	$167,359
Net cash provided by (used in) investing activities	166,052	(52,149)
Net cash used in financing activities	(130,349)	(47,575)
Effect of exchange rates on cash and cash equivalents	(112)	(501)
Net increase in cash and cash equivalents	$237,844	$67,134
Net cash provided by operating activities of $202.3 million for the three months ended March 31, 2019 related to net income of $85.2 million, adjusted for acquired IPR&D expense of $56.0 million and non-cash items of $83.8 million primarily related to intangible asset amortization and share-based compensation expense, partially offset by a net cash outflow of $22.7 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $167.4 million for the three months ended March 31, 2018 related to net income of $46.0 million, adjusted for non-cash items of $93.2 million primarily related to intangible asset amortization and share-based compensation expense and a net cash inflow of $28.2 million related to changes in operating assets and liabilities.
Net cash provided by investing activities for the three months ended March 31, 2019 primarily related to the net proceeds on maturity of investments of $230.0 million, offset by an upfront payment for acquired IPR&D of $56.0 million related to our strategic collaboration agreement with Codiak and purchases of property and equipment of $7.9 million. Net cash used in investing activities for the three months ended March 31, 2018 primarily related to the net acquisition of investments of $45.0 million and purchases of property and equipment of $7.1 million.
Net cash used in financing activities for the three months ended March 31, 2019 primarily related to repurchase of ordinary shares under our share repurchase program of $111.2 million, payment of employee withholding taxes of $13.8 million related to share-based awards and repayment of our term loan principal of $8.3 million, partially offset by proceeds from employee equity incentive and purchase plans of $3.1 million. Net cash used in financing activities for the three months ended March 31, 2018 primarily related to repurchase of ordinary shares under our share repurchase program of $34.5 million, payment of employee withholding taxes of $14.6 million related to share-based awards and repayment of our term loan principal of $9.0 million, partially offset by proceeds from employee equity incentive and purchase plans of $10.6 million.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2019, no amounts were outstanding under our revolving credit facility. During the three months ended March 31, 2019, there were no material changes to our credit agreement and the Exchangeable Senior Notes, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations
During the three months ended March 31, 2019, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Except for the operating leases and financing obligations policy that was updated as a result of adopting Accounting Standards Update No. 2016-02, “Leases”, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2019, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 11, Commitments and Contingencies—Other Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Xyrem® (sodium oxybate) oral solution is the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in adult and pediatric patients with narcolepsy. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 73% of our net product sales for the three months ended March 31, 2019 and 75% of our net product sales for the year ended December 31, 2018. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2019, and there is no guarantee that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties. The most important of these risks and uncertainties, any of which could have a material adverse effect on our sales of and revenue from Xyrem, are discussed in more detail in this Part II, Item 1A and include those related to:

•
the introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy, including our recently-approved product, Sunosi™ (solriamfetol);

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
If sales of Xyrem were to decline significantly, we might need to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.

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
It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem. Such patent litigation or challenges could potentially trigger acceleration of the launch dates in our settlement agreements. For example, the launch dates in our settlement agreements would be accelerated if a new ANDA filer were to obtain a final decision prior to January 1, 2023 that all unexpired claims of the Xyrem patents are invalid and/or unenforceable. Alternatively, the launch dates in our settlement agreements could be accelerated if a new ANDA filer were to obtain FDA approval for its sodium oxybate product, and launch its generic product through a generic sodium oxybate REMS before the entry dates specified in our settlement agreements, if, for example, we are unable to obtain an injunction or because that party launches “at risk” of being held liable for damages for patent infringement. It is also possible that we could enter into a settlement agreement with a future ANDA filer that would permit such filer to enter the market on or prior to the launch date(s) in our settlement agreements. If a company launches a generic or authorized generic sodium oxybate product in any of these scenarios, except in limited circumstances related to an “at risk” launch, the launch date for West-Ward’s AG Product would be accelerated to a date on or prior to the date of such entry, which could lead to acceleration of the other settling ANDA filers’ AG Product and generic sodium oxybate product launch dates as described above. For further discussion of Xyrem-related patent matters, see the risk factors under the heading “Risks Related to Our Intellectual Property” in this Part II, Item 1A.
Another circumstance that could trigger acceleration of West-Ward’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. For example, we are developing JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy. In March 2019, we announced positive top-line results from a Phase 3 study of JZP-258, and we expect to submit an NDA for this product by as early as the end of 2019. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes, we believe that lower sodium intake would be beneficial for patients. Other companies may similarly develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem, which could lead to additional patent litigation or challenges. We are aware that a company called Avadel Pharmaceuticals plc, or Avadel, is conducting a Phase 3 clinical trial of a once-nightly formula of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and has indicated that it intends to seek approval using the Section 505(b)(2) approval pathway. Approval and successful commercialization of JZP-258, or Avadel’s sodium oxybate formulation, or any other new non-generic sodium oxybate or other product for treatment of narcolepsy patients could negatively impact our ability to maintain and grow sales of Xyrem.
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
It is possible that additional branded or generic products may be introduced to treat symptoms of narcolepsy that will also be prescribed before or instead of Xyrem, or that payors will require patients to try before they will cover Xyrem. Our product, Sunosi, is an example of a new market entrant recently approved by the FDA to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Another example is pitolisant, a drug that has already been approved in Europe to treat adult patients with narcolepsy with or without cataplexy. Published data and prescribing patterns in the EU suggest that pitolisant would likely be appropriately used in patients with less severe cataplexy than those treated with Xyrem. While pitolisant is not currently approved in the U.S., Harmony Biosciences LLC, which has exclusive U.S. rights to seek approval of and commercialize pitolisant, has established an expanded access program for pitolisant, received Breakthrough Therapy and Fast Track designations from the FDA and, in February 2019, announced that the FDA had accepted its pitolisant NDA for filing with priority review.
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
In October 2018, the FDA approved a modification to the Xyrem REMS in connection with our submission of our pediatric supplemental NDA to include information for pediatric patients and their caregivers and, in March 2019, we completed the implementation of the approved REMS modification. We have also submitted and expect to continue to submit ongoing assessments as required by the FDA. However, we cannot guarantee that the ongoing assessments will be completed on our expected timing or be satisfactory to the FDA, or that the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis.
We depend on outside vendors, including the central certified pharmacy, to implement the requirements of the Xyrem REMS. We have an exclusive agreement with Express Scripts Specialty Distribution Services, Inc., the central pharmacy for Xyrem, which expires on July 1, 2020. The agreement may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party. If the central pharmacy fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, provides timely notice that it wants to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi) is a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase. Erwinaze is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. In February 2019, we received a contract termination notice from PBL. As a result of our receipt of the contract termination notice, our license and supply agreement with PBL, which includes our license for Erwinaze, will expire on December 31, 2020. We and PBL had been engaged in discussions related to entry into a replacement agreement to extend the term of our commercial relationship past 2020, but we did not reach agreement. Unless we and PBL enter into a new agreement, we will lose our rights to Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months. In such event, we may not be able to replace the product sales we would lose from Erwinaze, which in 2018 totaled $174.7 million, and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, we cannot predict whether and to what extent uncertainty related to our rights to, and availability of, Erwinaze after 2020 will negatively impact sales of and revenues from this product.
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
Our ability to maintain sales of Erwinaze is also subject to a number of additional challenges, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

•	the limited population of patients with ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population;

•
the development and/or approval of new asparaginase treatments or treatment protocols for ALL that may not include asparaginase-containing regimens and prescribers’ use of alternate methods to address hypersensitivity reactions;

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
Our ability to maintain and successfully and sustainably grow sales of Defitelio is subject to a number of risks and uncertainties, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

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
Vyxeos
Vyxeos® (daunorubicin and cytarabine) liposome for injection is a product approved in the U.S. in 2017 and in Europe in August 2018 (where it is marketed as Vyxeos® 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC. We made a significant investment in Vyxeos through the acquisition of Celator Pharmaceuticals, Inc. in 2017. Our ability to realize the anticipated benefits from our investment in

Vyxeos by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

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
To expand the potential of Vyxeos, our clinical development strategy is designed to target potential new patient segments across the AML landscape, to pursue indications related to myelodysplastic syndrome and to generate clinical data on Vyxeos when used in combination with other therapeutic agents. We are pursuing this strategy by sponsoring clinical trials, working with cooperative groups who are conducting clinical trials and partnering with The University of Texas MD Anderson Cancer Center to evaluate potential treatment options for hematologic malignancies, with a near-term focus on Vyxeos. In addition, there are multiple investigator-sponsored trials ongoing. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected.
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
For a discussion of specific risks relating to the launch of new products that treat cataplexy and/or EDS in narcolepsy, including generic versions of Xyrem or other sodium oxybate products, see the risk factor under the heading “The introduction of a new product in the U.S. market that competes with, or otherwise disrupts the market for, Xyrem would adversely affect sales of Xyrem” in this Part II, Item 1A. We expect that the approval and launch of any other sodium oxybate or alternative product that treats narcolepsy, or the launch of an AG Product or other generic version of Xyrem, could have a material adverse effect on our sales of and revenues from Xyrem and on our business, financial condition, results of operations and growth prospects.
While there is currently no direct competition to Erwinaze to treat ALL patients with hypersensitivity to E. coli-derived asparaginase, other companies have developed or are developing new treatments for ALL. Some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients. We have experienced frequent intermittent shortages of the product that have impacted prescribing habits for Erwinaze, including prescribers’ use of alternate methods to address hypersensitivity reactions. The development of these new treatments could negatively impact our ability to maintain, and potentially in the future grow, sales of Erwinaze in patient populations where the benefit of an asparaginase-containing regimen is not well established. As a biologic product, Erwinaze also faces potential competition from biosimilar products.
While there is currently no direct competition to Defitelio to treat severe VOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence rate of VOD and demand for Defitelio.
With respect to Vyxeos, there are a number of alternative established therapies in AML.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The AML patient population studied in the Vyxeos Phase 3 clinical trial supporting our NDA included fit patients, or those deemed able to tolerate intensive induction chemotherapy.  The existing options for the treatment of newly-diagnosed t-AML and AML-MRC in fit patients include cytarabine in combination with an anthracycline (i.e., daunorubicin), known as 7+3.  In addition, we are aware of several other products that have been recently approved by the FDA or are in development as treatment options for newly diagnosed AML patients eligible for intensive chemotherapy, such as targeted agents (e.g. midostaurin, enasidenib and ivosidenib), immunotherapies (e.g., gemtuzumab ozogamicin and CAR-T‑cell therapy), and agents disrupting leukemia cell survival (e.g., glasdegib). We are also aware of the increasing use of venetoclax, an AML treatment recently approved by the FDA. Some of the patient populations being studied for, or treated by, these products overlap with the patient population studied in the Vyxeos Phase 3 clinical trial supporting our NDA. The existence of established treatment options and the development of competing products for the treatment of newly-diagnosed t-AML or AML-MRC could negatively impact our ability to successfully commercialize Vyxeos and achieve the level of sales we expect.
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
Reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain inpatient hospital services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a hospital to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our hematology/oncology products, all of which are used primarily or exclusively in the inpatient hospital setting, there may not be sufficient reimbursement under the relevant MS-DRG to fully cover the cost of our products. In addition, in 2017 CMS approved, and reauthorized for 2018 and 2019, a New Technology Add-on Payment, or NTAP, for Defitelio. For 2019, CMS approved an NTAP for Vyxeos. An NTAP is in addition to the MS-DRG-based reimbursement that hospitals receive.  NTAP designations are reviewed by CMS on a yearly basis, and we cannot guarantee that CMS will continue the NTAP designation.  If the NTAPs for Vyxeos or Defitelio are not renewed, the relevant MS-DRG may not fully cover the cost of our products.
In addition, a significant portion of our revenue from our hematology/oncology products, particularly Erwinaze and Vyxeos, is obtained through government payors, including Medicare, Medicaid and similar types of payors in other countries, and any failure to qualify for or receive adequate reimbursement under those programs, including as a result of legislative changes to these programs, would have a material adverse effect on revenues from such products. Significant attention has been paid to legislation proposing federal rebates on Medicare Part D and Medicare Advantage utilization for drugs issued to certain groups of lower income beneficiaries and the desire to change the provisions that treat these dual-eligible patients differently from traditional Medicare patients. Any such changes could have a negative impact on revenues from sales of our affected products. Any failure to cover our products appropriately, in addition to legislative and regulatory changes and others that may occur in the future, could impact our ability to maximize revenues in the federal marketplace.
On February 6, 2019, the U.S. Department of Health and Human Services, or HHS, published a proposed rule in the Federal Register proposing to modify the scope of the discount safe harbor to carve out many discounts or rebates provided to pharmacy benefit managers, known as PBMs, which are tasked with administering prescription drug programs for large employers, health plans and government programs for patients receiving benefits under Medicare Part D or a managed Medicaid plan, as well as discounts or rebates paid to the sponsors of such prescription drug plans.  While the potential impact of such a rule is still unclear, the potential disruption to the marketplace could have the practical effect of limiting our ability, in some instances, to effectively negotiate with PBMs or prescription drug plans for access to our products for patients. Medicaid and other governmental programs are described under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of specific risks relating to our reporting and payment obligations to government payors, see the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A. Third party payors outside the federal government are also increasingly considering new metrics as the basis for reimbursement rates, including those used by federal government payors such as average net sales price, average manufacturer price and actual acquisition cost. It is not possible to predict the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.
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
A small number of third party payors and PBMs have market power and negotiating leverage to limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug.  In many instances, third party payors and PBMs may also exert negotiating leverage by requiring incremental rebates from manufacturers in order to maintain their formulary position.  In the past, we have not entered into such arrangements with third party payors for any of our products.  The increasing pressure of the pharmaceutical coverage environment may require us, or we may decide, to do so in the future, which could have a negative impact on our revenue from Xyrem.
Specifically, we are experiencing increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem.  As our business becomes more complex, we may decide to enter into rebate agreements in order to ensure that patients continue to have access to Xyrem, and to support the long-term success of our sleep franchise, which might result in lower net revenues for Xyrem.
Sunosi (solriamfetol), which was approved by the FDA in March 2019 to improve wakefulness in adults with EDS associated with narcolepsy or OSA and is pending DEA scheduling, will enter a competitive retail pharmacy market of branded and generic products. Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could delay or prevent our commercial launch and our ability to receive a return on our investment in Sunosi. Third party payors could impose steps edits that require patients to try alternative, including generic, treatments before authorizing payment for Sunosi, exclude Sunosi from formulary coverage lists, limit the types of diagnoses for which coverage will be provided or demand rebates, discounts, exclusivity or other concessions for Sunosi and potentially our other products. Additionally, at launch, many payors impose a moratorium on coverage for products while the payor makes a coverage decision. These potential utilization management strategies could limit patient access to Sunosi and depress therapy adherence rates.  We cannot predict market acceptance of, and our ability to obtain adequate formulary positions, access to and reimbursement coverage for Sunosi. An inability to obtain adequate formulary positions could increase patient cost-sharing for Sunosi and cause some patients to determine not to use our product.  If we are unsuccessful in obtaining broad coverage for Sunosi, our anticipated revenue from and growth prospects for Sunosi could be negatively affected.
In addition, new products indicated for the treatment of symptoms of narcolepsy, like pitolisant (if approved by the FDA) and Sunosi, could impact access to Xyrem, particularly for newly diagnosed narcolepsy patients, if, for example, payors impose a step edit requiring a narcolepsy patient to try Sunosi before authorizing payment for Xyrem. For more information on Sunosi, see the risk factor under the heading “Our future success depends on our ability to successfully develop and obtain and maintain regulatory approval in the U.S. and Europe for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.” in this Part II, Item 1A.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act, has substantially changed the way healthcare is financed by both governmental and private insurers. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Some of the provisions of the Healthcare Reform Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges, including pending litigation in which several states and the Trump Administration have taken the position that the Healthcare Reform Act in its entirety is invalid. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the Healthcare Reform Act and to alter the implementation of the Healthcare Reform Act and related laws. Additional legislative and regulatory changes and judicial challenges related to the Healthcare Reform Act remain possible. For example, while “repeal and replace” efforts by the Trump Administration and the U.S. Congress have failed, aspects of the Healthcare Reform Act have been changed legislatively, such as the repeal of the requirement that certain individuals who fail to maintain qualifying health coverage for all or part of a year make a tax-based shared responsibility payment commonly referred to as the “individual mandate.” In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the excise tax on generous employer-based health plans. We expect that the Healthcare Reform Act and its implementation, efforts to repeal or replace, or invalidate, the Healthcare Reform Act or portions thereof and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products.
Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact our revenues. For details of the changes to the Medicaid Drug Rebate program and the Public Health Service’s 340B program, or the 340B program, see “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018 and the risk factor under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A. The U.S. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program.
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
There is increasing bipartisan support within the U.S. Congress, and continuing support by the Trump Administration, for drug pricing reform-related policies. Any specific reforms that may be enacted or implemented remain uncertain, both as to their substance and timing, and may affect a broad range of public policy considerations, including the Medicare and Medicaid programs and the FDA regulatory regime. In addition, heightened scrutiny of drug pricing-related issues by the U.S. Congress, the Trump Administration, the media and other stakeholders is expected. All such considerations may adversely affect our business in ways that we cannot accurately predict.
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
If we become the subject of any future government investigation or U.S. Congressional hearing with respect to drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “In addition to those specifically described in other risk factors, we are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.
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
In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although a recently proposed EU regulation governing HTA procedures may lead to harmonization.
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
We expect that legislators, policymakers and healthcare insurance funds in the EU will continue to propose and implement cost-containing measures to keep healthcare costs down. Such measures could include limitations on the prices we will be able to charge for our products or the amounts of reimbursement available for these products from governmental authorities or third party payors, may increase the tax obligations on pharmaceutical companies, or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU member states and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. Moreover, in order to obtain reimbursement for our products in some countries, including some EU member states, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our products will obtain favorable reimbursement status in any country. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could negatively affect our growth prospects in Europe.
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
We have a manufacturing and development facility in Ireland where we manufacture Xyrem and development-stage oxybate products, including JZP-258, and a manufacturing plant in Italy where we produce the defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. For details of our arrangements with our suppliers, see “Business—Manufacturing” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Inability to comply with regulatory requirements of the FDA, the MHRA or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorization, including any failure by PBL to correct the violations and deviations referenced above to the satisfaction of the FDA and MHRA, could further adversely affect Erwinaze supply, particularly in light of the ongoing limited supply of Erwinaze, and could result in enforcement actions by the FDA, MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters), the approval of the FDA or other competent authorities being suspended, varied, or revoked, product release being delayed or suspended, including potentially the FDA refusing admission of Erwinaze in the U.S., or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and further limit our future maintenance and potential growth of the market for this product. We have incurred and continue to incur significant internal and external costs and expenses as a result of these issues, including due to managing the increased need for regulatory and customer interaction. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and PBL may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us or a delay in supply and may decrease any profit we would otherwise achieve with Erwinaze.

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
If PBL’s quality, manufacturing or regulatory issues persist and supply disruptions continue, our agreement with PBL, which will expire on December 31, 2020, only gives us the right to engage a backup supplier for Erwinaze in very limited circumstances, such as following termination of the agreement by us due to uncured material breach or the cessation of manufacturing by our supplier. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming, might not be successful and would increase the likelihood of a delay or disruption in manufacturing or exacerbate the supply shortage. In addition, if our contract is not extended, there would not be sufficient time for us to engage a backup or alternative supplier before the contract expires at the end of 2020. If we continue to fail to obtain a sufficient supply of Erwinaze from PBL, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, our reputation and our business, financial condition, results of operations and growth prospects would continue to be materially adversely affected.
The API in Defitelio is derived from porcine DNA. If our porcine DNA supplier experiences safety or other issues that impact its ability to supply porcine materials to us as needed, we may not be able to find alternative suppliers in a timely fashion, which could negatively impact our supply of Defitelio.
Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Given that our Vyxeos launch is still at a relatively early stage, there is limited experience with the complex manufacturing process relating to Vyxeos. Baxter manufactured batches that were used in the Phase 3 clinical trial for Vyxeos; there have since been batch failures due to mechanical, component and other issues, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities.  Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis for any reason or due to manufacturing or regulatory challenges, our sales of and revenues from Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
In addition, while the APIs in Vyxeos, daunorubicin and cytarabine are available from a number of suppliers, certain suppliers have received warning letters from the FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to the FDA. If the FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected.
To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured. For example, Siegfried USA, LLC, or Siegfried, is currently our sole supplier of both the API and finished product for our development activities involving Sunosi, and we expect that Siegfried will manufacture and supply Sunosi for commercial sale. If Siegfried does not or is not able to supply us with Sunosi for any reason, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our anticipated revenues from Sunosi.
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
In furtherance of our growth strategy, we have made and are making significant investments in a number of product candidates, including Sunosi and JZP-258. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and Europe, and, if approved, to successfully commercialize new products would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Sunosi (solriamfetol)
In March 2019, we received FDA approval for Sunosi as a treatment to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Upon its anticipated launch in the U.S. after DEA scheduling, Sunosi will face competition from existing and future products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market of branded and generic products. In particular, we will need to successfully differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy with which physicians are more familiar, including stimulants, wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed for patients to treat excessive sleepiness in OSA. Sunosi will likely face competition from this genericized market. In addition, we are aware of several other products in development as potential treatments for excessive daytime sleepiness in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
We submitted a marketing authorization application, or MAA, for solriamfetol to the EMA in the fourth quarter of 2018. We cannot predict whether our MAA will be approved in a timely manner, or at all. If we fail to obtain approval for solriamfetol in the EU, or if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, our growth prospects could be materially adversely affected.
In addition to challenges and uncertainties related to Sunosi competition and obtaining regulatory approval of solriamfetol in the EU, our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

•	our ability to successfully launch and grow sales of Sunosi in the U.S. and, if approved, in the EU;

•	any delay in U.S. launch timing due to longer than expected DEA scheduling review, which needs to be completed before commercial launch in the U.S.;

•
the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by third party payors, including government programs, including the impact of any delays in coverage decisions by payors;

•	restrictions on permitted promotional activities based on limitations on the approved labeling for the product required by the FDA or the EC;

•	market acceptance of Sunosi;

•	delays or problems in the supply or manufacture of Sunosi; and

•	our ability to satisfy the FDA’s post-marketing requirements and other post-marketing requirements or commitments, if any, imposed by the EC in connection with its potential marketing authorization.
If we are unable to successfully launch and commercialize Sunosi in the U.S., if we are unable to obtain approval of our solriamfetol MAA in a timely manner, or at all, if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, or if sales of Sunosi in the U.S. and EU (if approved) do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
JZP-258
JZP-258 is an oxybate product candidate that contains 92% less sodium than Xyrem. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines, we believe that lower sodium intake would be beneficial for patients.  On March 26, 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit an NDA for this product by as early as the end of 2019. Although we received positive results from that Phase 3 study, we cannot guarantee the timing or acceptance of our planned NDA by the FDA. We are also conducting a Phase 3 clinical trial for the treatment of idiopathic hypersomnia, a chronic neurological disorder that is primarily characterized by EDS. Any failure or delay in successfully completing necessary clinical trials and conducting other activities, including CMC activities, that are required to complete our planned NDA submission and obtain regulatory approval could materially and adversely affect our growth prospects. If we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment.
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
For a discussion of the risks inherent in product development and regulatory approval, see the discussions in the risk factors under the headings “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining and maintaining approvals for the commercialization of some or all of our product candidates” in this Part II, Item 1A. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
If the FDA determines that the safety or efficacy data we submit in our planned NDA for JZP-258 do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment in this product candidate. The FDA may also require product labeling that negatively impacts patient, physician or payor acceptance of the product. For more information, see the risk factor under the heading “Our future success depends on our ability to successfully develop and obtain and maintain regulatory approval in the U.S. and Europe for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates” in this Part I, Item 1A.
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
Although the Prescription Drug User Fee Act, or PDUFA, provides a ten-month deadline for the FDA to review an NDA, or a six-month deadline for priority review, there is no guarantee that the FDA will meet that deadline, and the FDA can extend a PDUFA action date under certain circumstances. If the FDA fails to meet PDUFA targeted action dates established for any of our product candidates, the commercialization of the affected product candidate could be delayed or impaired.
We submitted an MAA to the EMA in November 2018 for solriamfetol as a treatment to improve wakefulness and reduce EDS in adult patients with narcolepsy (with or without cataplexy) or OSA. We cannot predict whether we will be able to obtain marketing authorization approval in the EU in a timely manner and on what terms, or at all.
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
Even if we receive approval, it may be subject to significant labeling restrictions, including limitations on the dosing of the product, indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS to ensure that the benefits of the drug outweigh the risks. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. The FDA requires a REMS and a boxed warning for Xyrem, and similar restrictions could be imposed on other products in the future.
Regulatory authorities may also impose post-marketing obligations as part of their approval. Post-marketing obligations may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Erwinaze, Defitelio, Vyxeos and Sunosi. For example, for Defitelio, in the U.S. the FDA imposed several post-marketing commitments and requirements in connection with its approval, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients, and in the EU marketing authorization was granted under exceptional circumstances and requires us to comply with a number of post-marketing obligations, including a study to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use. Similarly, the FDA imposed post-marketing requirements in connection with its approval of our NDA for Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment, and the marketing authorization in the EU also requires us to comply with certain manufacturing-related post-approval commitments.  The FDA also required us to conduct additional post-marketing safety studies related to pregnancy and lactation for Sunosi. In the event that we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S. or EU, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of and revenues from our products could be materially adversely affected.
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
We own a portfolio of U.S. and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications that cover or relate to our products and product candidates, including Xyrem, Defitelio, Vyxeos and Sunosi. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, and potentially invalidated or held unenforceable, including through patent litigation or through patent office procedures that permit challenges to patent validity. Patents can also be circumvented, potentially including by FDA approval of an ANDA or Section 505(b)(2) application that avoids infringement of our intellectual property.
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
Some of our competitors may be able to sustain the costs of complex patent and other intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For further discussion of our Xyrem-related patent matters, see the risk factors under the headings “Risks Related to Xyrem and Our Other Marketed Products” and “Risks Related to Our Intellectual Property.”

Other Risks Related to Our Business and Industry
We have substantially expanded our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,460 as of May 2019. This includes employees in 16 countries in

North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. We may further expand our international operations into other countries in the future, either organically or by acquisition. While we have management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects. These risks and complexities include:

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
A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant be established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is a risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure, or by the competent authorities of other EU member states through the decentralized or mutual recognition procedures, would not encompass the UK. In these circumstances, a separate authorization granted by the UK competent authorities would be required to place medicinal products on the UK market.
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
We monitor adverse events resulting from the use of our products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require or conduct other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures. The failure to adequately address and promptly correct any matters identified by the FDA or other foreign regulatory authorities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Erwinaze, defibrotide and Vyxeos are available on a named patient basis in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Moreover, any failure to maintain revenues from sales of Erwinaze, defibrotide and/or Vyxeos on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

In the EU, the advertising and promotion of our products are also subject to EU member states’ laws and industry codes of practice governing promotion of medicinal products, including limitations on our promotional activities with health care professionals, prohibition of the advertising and promotion of our products to the general public, misleading and comparative advertising and unfair commercial practices. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, limitations on promotional activities, fines and imprisonment. These laws may also impose limitations on our promotional activities with health care professionals.
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
The federal civil False Claims Act prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we become the subject of a government False Claims Act or other investigation or whistleblower suit, we could incur substantial legal costs (including settlement costs) and business disruption responding to such investigation or suit, regardless of the outcome. Violations of the False Claims Act may result in significant financial penalties (on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs.
The majority of individual states also have statutes or regulations similar to the federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
The Physician Payment Sunshine Act, or Sunshine provisions, currently requires us to track and report to the federal government payments and transfers of value that we make to physicians and teaching hospitals and ownership interests held by physicians and their family, and provides for public disclosures of these data. Public reporting under the Sunshine provisions has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians. Such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. Moreover, certain states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and gifts and payments to individual physicians, and/or restrict when and to what extent pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, criminal and administrative penalties, damages or fines.

Outside the U.S., interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products, which is prohibited in the EU, is governed by the national anti-bribery laws of the EU member states, as described below and by industry codes of practice. Violation of these laws could result in substantial fines and imprisonment. The national laws of certain EU member states and industry codes of practice require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
The FDA approved Sunosi subject to scheduling of the product under the CSA. The scheduling process under the CSA must be completed before the product can be commercially launched. The CSA requires DEA to issue an interim final rule scheduling the product within 90 days of the date of notification of FDA approval. Sunosi may be marketed only after DEA has published a notice announcing the interim final scheduling in the Federal Register and after we make appropriate revisions to the Prescribing Information, Medication Guide, and carton and container labeling with scheduling information.
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
In 2016 and 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. On April 4, 2019, we finalized our civil settlement agreement with the DOJ and OIG in the amount of $57.0 million plus interest. In connection with the settlement agreement, we entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. In the event of a breach of the corporate integrity agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs, which would have a material adverse effect on our sales, business and financial condition.

We may also become subject to similar investigations by other state or federal governmental agencies or offices. Any additional investigations of our patient assistance programs or other business practices may result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Such investigations may also result in negative publicity or other negative actions that could harm our reputation, impact our business practices, reduce demand for, or patient access to, our products and/or reduce coverage of our products, including by federal and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected.
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
Our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs are described under the heading “Business-Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018. Our failure to comply with these obligations could negatively impact our financial results.
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
We also participate in the 340B program, which is described in more detail under the heading “Business-Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate.  Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. HRSA also began to implement a ceiling price reporting requirement related to the 340B program during the first quarter of 2019, under which we are required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. There is no guarantee that our submissions will not be found by HRSA to be incomplete or incorrect. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
We participate in the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program and the Tricare Retail Pharmacy program, as described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Pursuant to applicable law, knowing provision of false information in connection with price reporting under these programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements.
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
Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the EMA or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the therapeutic indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EC or the competent authorities of the EU member states could lead to product liability lawsuits as well.
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
As of March 31, 2019, we had total indebtedness of approximately $1.8 billion, which included $642.7 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016 and in June 2018, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
Our strategy includes the expansion of our business through acquiring or in-licensing, and developing, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. See the risk factor under the heading “We may not be able to successfully identify and acquire or in-license additional products or product candidates to grow our business, and, even if we are able to do so, we may otherwise fail to realize the anticipated benefits of these acquisitions” in this Part II, Item 1A. We may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. Our substantial indebtedness may limit our ability to borrow additional funds for acquisitions or to use our cash flow or obtain additional financing for future acquisitions. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.

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
Our intangible assets and goodwill are significant. As of March 31, 2019, we had recorded $3.6 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, in connection with entry into an asset purchase agreement in June 2018 to sell substantially all of the assets held by us related to Prialt® (ziconotide) intrathecal infusion, we recognized an impairment charge of $42.9 million in our consolidated statements of income in 2018, primarily related to the carrying balances of intangible assets.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.
We have significant operations in Europe as well as in the U.S., but we report revenues, costs and earnings in U.S. dollars. Our primary currency translation exposure relates to our subsidiaries that have functional currencies denominated in the euro. Exchange rates between the U.S. dollar and the euro have fluctuated and are likely to continue to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio, Erwinase and Vyxeos product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. In this regard, when the U.S. dollar strengthens against a foreign currency, the relative value of sales made in the foreign currency decreases. Conversely, when the U.S. dollar weakens against a foreign currency, the relative value of such sales increases. Accordingly, increases in the value of the U.S. dollar relative to foreign currencies, primarily the euro, could adversely affect our foreign revenues, perhaps significantly. In addition, as we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, which could increase our foreign currency exchange risk. Given the volatility of exchange rates, as well as our expanding operations, there is no guarantee that we will be able to effectively manage currency transaction and/or translation risks. We use foreign exchange forward contracts to manage currency risk primarily related to certain intercompany balances denominated in non-functional currencies. These foreign exchange forward contracts are not designated as hedges. Gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.
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
In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 and in December 2018, we received a proposed tax assessment notice for 2015, relating to certain transfer pricing adjustments.  The notices propose additional French tax of approximately $42 million for 2012 and 2013 and approximately $4 million for 2015, including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at March 31, 2019.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or U.S. Tax Act, was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code. The U.S. Department of Treasury has issued limited regulations and other interpretive guidance under the U.S. Tax Act, and is expected to issue additional guidance, the impact of which is uncertain but could change the financial impacts that were previously recorded or are expected to be recorded in future periods. Furthermore, the impact of this tax reform on certain holders of our ordinary shares could be adverse.  Among other things, changes to the rules for determining a foreign corporation’s status as a controlled foreign corporation could have an adverse effect on U.S. persons who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our ordinary shares. Investors should consult their own advisers regarding the potential application of these rules to their investments.
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
In July 2017, the Financial Conduct Authority, the authority that regulates the London Inter-bank Offered Rate, or LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, in the U.S. has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to the U.S. dollar, or USD, LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to USD LIBOR. We have certain financial contracts, including the amended credit agreement and our interest rate swaps, that are indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $184.00 on June 20, 2018 and a low of $113.52 on December 24, 2018 during the period from March 31, 2018 through March 31, 2019. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1 - January 31, 2019	294,978	$127.64	294,978	$341,493,487
February 1 - February 28, 2019	300,610	$126.16	300,610	$303,575,534
March 1 - March 31, 2019	262,400	$135.96	262,400	$267,905,862
Total	857,988	$129.66	857,988
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
On April 9, 2019, we extended by one year the term of our master services agreement for Xyrem with Express Scripts Specialty Distribution Services, Inc., or Express Scripts, through June 30, 2020. Additional information about our master services agreement for Xyrem with Express Scripts is included in “Business—Our Commercialized Products—Xyrem” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018. We have no material relationship with Express Scripts other than in respect of the master services agreement.

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

4.2B
Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.3A
Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on August 23, 2017).

4.3B
Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on August 23, 2017).

10.1+	Transition Employment Letter Agreement, dated as of February 6, 2019, by and between Jazz Pharmaceuticals, Inc. and Suzanne Sawochka Hooper.
10.2+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan.
10.3+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan.

10.4+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan.
10.5+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan.
10.6	Corporate Integrity Agreement, dated as of April 3, 2019, by and between Jazz Pharmaceuticals plc and the Office of Inspector General of the United States Department of Health and Human Services.
10.7
Settlement Agreement, dated as of April 4, 2019, by and among United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Ltd.

10.8	Amendment No. 1 to Pharmacy Master Services Agreement, effective as of June 30, 2019, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: May 7, 2019

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Senior Vice President, Finance (Principal Accounting Officer)