Form 10-Q
period 2019-06-30
Jazz Pharmaceuticals plc
filed 2019-08-06
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 001-33500
JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1032470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Fifth Floor, Waterloo Exchange,
Waterloo Road, Dublin 4, Ireland D04 E5W7
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2019, 56,621,139 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$637,739	$309,622
Investments	245,000	515,000
Accounts receivable, net of allowances	311,249	263,838
Inventories	68,999	52,956
Prepaid expenses	31,712	25,017
Other current assets	75,367	67,572
Total current assets	1,370,066	1,234,005
Property, plant and equipment, net	127,183	200,358
Operating lease assets	144,746	—
Intangible assets, net	2,687,941	2,731,334
Goodwill	924,990	927,630
Deferred tax assets, net	184,383	57,879
Deferred financing costs	8,517	9,589
Other non-current assets	40,835	42,696
Total assets	$5,488,661	$5,203,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,222	$40,602
Accrued liabilities	218,751	264,887
Current portion of long-term debt	33,387	33,387
Income taxes payable	30,413	1,197
Deferred revenue	4,720	5,414
Total current liabilities	369,493	345,487
Deferred revenue, non-current	7,221	9,581
Long-term debt, less current portion	1,567,842	1,563,025
Operating lease liabilities, less current portion	156,289	—
Deferred tax liabilities, net	283,669	309,097
Other non-current liabilities	120,713	218,879
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,171,458	2,113,630
Accumulated other comprehensive loss	(210,436)	(197,791)
Retained earnings	1,021,879	841,050
Total shareholders’ equity	2,983,434	2,757,422
Total liabilities and shareholders’ equity	$5,488,661	$5,203,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$523,423	$496,095	$1,026,754	$936,942
Royalties and contract revenues	10,710	4,384	15,565	8,150
Total revenues	534,133	500,479	1,042,319	945,092
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	27,676	34,714	61,182	68,633
Selling, general and administrative	176,014	158,579	343,961	365,792
Research and development	62,384	56,132	122,489	118,799
Intangible asset amortization	61,576	54,959	118,461	107,966
Impairment charges	—	42,896	—	42,896
Acquired in-process research and development	2,200	—	58,200	—
Total operating expenses	329,850	347,280	704,293	704,086
Income from operations	204,283	153,199	338,026	241,006
Interest expense, net	(18,234)	(19,646)	(36,156)	(40,251)
Foreign exchange loss	(1,933)	(2,697)	(2,544)	(4,425)
Loss on extinguishment and modification of debt	—	(1,425)	—	(1,425)
Income before income tax provision (benefit) and equity in loss of investees	184,116	129,431	299,326	194,905
Income tax provision (benefit)	(78,650)	36,524	(49,534)	55,670
Equity in loss of investees	868	586	1,761	923
Net income	$261,898	$92,321	$347,099	$138,312

Net income per ordinary share:
Basic	$4.62	$1.53	$6.09	$2.30
Diluted	$4.56	$1.50	$6.01	$2.26
Weighted-average ordinary shares used in per share calculations - basic	56,707	60,177	56,955	60,053
Weighted-average ordinary shares used in per share calculations - diluted	57,427	61,438	57,753	61,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$261,898	$92,321	$347,099	$138,312
Other comprehensive income (loss):
Foreign currency translation adjustments	13,319	(70,814)	(7,823)	(31,961)
Unrealized gain (loss) on hedging activities, net of income tax (benefit) provision of ($440), $193, ($689) and $651, respectively	(3,081)	1,354	(4,822)	4,558
Other comprehensive income (loss)	10,238	(69,460)	(12,645)	(27,403)
Total comprehensive income	$272,136	$22,861	$334,454	$110,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	54	—	—	—	—	3,057	—	—	3,057
Issuance of ordinary shares in conjunction with vesting of restricted stock units	203	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,810)	—	—	(13,810)
Share-based compensation	—	—	—	—	—	27,861	—	—	27,861
Shares repurchased	(858)	—	—	—	—	—	—	(111,249)	(111,249)
Other comprehensive loss	—	—	—	—	—	—	(22,883)	—	(22,883)
Net income	—	—	—	—	—	—	—	85,201	85,201
Balance at March 31, 2019	56,903	$6	4,000	$55	$472	$2,130,738	$(220,674)	$819,850	$2,730,447
Issuance of ordinary shares in conjunction with exercise of share options	98	—	—	—	—	7,033	—	—	7,033
Issuance of ordinary shares under employee stock purchase plan	57	—	—	—	—	6,032	—	—	6,032
Issuance of ordinary shares in conjunction with vesting of restricted stock units	15	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,003)	—	—	(1,003)
Share-based compensation	—	—	—	—	—	28,658	—	—	28,658
Shares repurchased	(447)	—	—	—	—	—	—	(59,869)	(59,869)
Other comprehensive income	—	—	—	—	—	—	10,238	—	10,238
Net income	—	—	—	—	—	—	—	261,898	261,898
Balance at June 30, 2019	56,626	$6	4,000	$55	$472	$2,171,458	$(210,436)	$1,021,879	$2,983,434

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	59,898	$6	4,000	$55	$472	$1,935,486	$(140,878)	$917,956	$2,713,097
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	53	(351)	(298)
Issuance of ordinary shares in conjunction with exercise of share options	133	—	—	—	—	10,588	—	—	10,588
Issuance of ordinary shares in conjunction with vesting of restricted stock units	195	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(14,594)	—	—	(14,594)
Share-based compensation	—	—	—	—	—	24,276	—	—	24,276
Shares repurchased	(237)	—	—	—	—	—	—	(34,546)	(34,546)
Other comprehensive income	—	—	—	—	—	—	42,057	—	42,057
Net income	—	—	—	—	—	—	—	45,991	45,991
Balance at March 31, 2018	59,989	$6	4,000	$55	$472	$1,955,756	$(98,768)	$929,050	$2,786,571
Issuance of ordinary shares in conjunction with exercise of share options	457	—	—	—	—	51,023	—	—	51,023
Issuance of ordinary shares under employee stock purchase plan	59	—	—	—	—	5,447	—	—	5,447
Issuance of ordinary shares in conjunction with vesting of restricted stock units	16	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,429)	—	—	(1,429)
Share-based compensation	—	—	—	—	—	26,294	—	—	26,294
Shares repurchased	(135)	—	—	—	—	—	—	(21,015)	(21,015)
Other comprehensive loss	—	—	—	—	—	—	(69,460)	—	(69,460)
Net income	—	—	—	—	—	—	—	92,321	92,321
Balance at June 30, 2018	60,386	$6	4,000	$55	$472	$2,037,091	$(168,228)	$1,000,356	$2,869,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$347,099	$138,312
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	118,461	107,966
Share-based compensation	55,841	50,615
Impairment charges	—	42,896
Depreciation	6,894	7,457
Acquired in-process research and development	58,200	—
Loss on disposal of assets	7	115
Deferred tax benefit	(151,347)	(32,228)
Provision for losses on accounts receivable and inventory	2,403	2,670
Loss on extinguishment and modification of debt	—	1,425
Amortization of debt discount and deferred financing costs	22,584	21,504
Other non-cash transactions	(2,547)	10,996
Changes in assets and liabilities:
Accounts receivable	(47,574)	(54,356)
Inventories	(18,562)	(8,938)
Prepaid expenses and other current assets	(15,929)	(5,268)
Other non-current assets	694	1,767
Operating lease assets	7,399	—
Accounts payable	(14,096)	7,371
Accrued liabilities	(59,031)	60,108
Income taxes payable	29,050	(3,285)
Deferred revenue	(3,054)	(3,749)
Other non-current liabilities	14,177	13,955
Operating lease liabilities, less current portion	431	—
Net cash provided by operating activities	351,100	359,333
Investing activities
Proceeds from maturity of investments	630,000	385,000
Acquired in-process research and development	(58,200)	—
Purchases of property, plant and equipment	(21,911)	(11,281)
Acquisition of intangible assets	(25,500)	(111,102)
Acquisition of investments	(360,975)	(505,350)
Net cash provided by (used in) investing activities	163,414	(242,733)
Financing activities
Proceeds from employee equity incentive and purchase plans	16,122	67,058
Payment of employee withholding taxes related to share-based awards	(14,813)	(16,023)
Repayments of long-term debt	(16,693)	(9,023)
Share repurchases	(171,118)	(55,561)
Proceeds from tenant improvement allowance on build-to-suit lease	—	1,253
Payment of debt modification costs	—	(6,406)
Net cash used in financing activities	(186,502)	(18,702)
Effect of exchange rates on cash and cash equivalents	105	1,148
Net increase in cash and cash equivalents	328,117	99,046
Cash and cash equivalents, at beginning of period	309,622	386,035
Cash and cash equivalents, at end of period	$637,739	$485,081

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
Our lead marketed products are:

•
Sunosi™ (solriamfetol), our newest lead marketed product launched in July 2019 and approved in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness, or EDS, associated with narcolepsy or obstructive sleep apnea. We are also seeking approval for solriamfetol in Europe and submitted a marketing authorization application to the European Medicines Agency in the fourth quarter of 2018;

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy;

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia who have developed hypersensitivity to E. coli-derived asparaginase; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or acute myeloid leukemia with myelodysplasia-related changes.

In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit a new drug application, or NDA, for this product by as early as the end of 2019.
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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for any other interim period or for any future period.
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
In addition to risks related specifically to Xyrem, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: effectively commercializing our other products, including effectively launching and commercializing new products such as our recently-approved product Sunosi; competition; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; regulatory approval and successful launch of our late-stage product candidates; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the regulatory approval process; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.

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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2019, we had foreign exchange forward contracts with notional amounts totaling $288.9 million. As of June 30, 2019, the outstanding foreign exchange forward contracts had a net asset fair value of $1.6 million. As of June 30, 2019, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $1.4 million as of June 30, 2019. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of June 30, 2019 and December 31, 2018, allowances on receivables were not material. As of June 30, 2019, two customers accounted for 88% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, the central pharmacy for Xyrem, which accounted for 78% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 10% of gross accounts receivable. As of December 31, 2018, two customers accounted for 89% of gross accounts receivable, Express Scripts, which accounted for 74% of gross accounts receivable, and McKesson, which accounted for 15% of gross accounts receivable.
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
As part of the agreement, we paid Codiak an upfront payment of $56.0 million in January 2019, which was recorded as acquired IPR&D expense in our condensed consolidated statements of income for the six months ended June 30, 2019. Codiak is eligible to receive up to $20 million in preclinical development milestone payments across all five programs.  Codiak is also eligible to receive milestone payments totaling up to $200 million per target based on investigational new drug application acceptance, clinical and regulatory milestones, including approvals in the U.S., the European Union and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$261,194	$—	$—	$261,194	$261,194	$—
Time deposits	370,000	—	—	370,000	125,000	245,000
Money market funds	251,545	—	—	251,545	251,545	—
Totals	$882,739	$—	$—	$882,739	$637,739	$245,000

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,606	$—	$—	$215,606	$215,606	$—
Time deposits	515,000	—	—	515,000	—	515,000
Money market funds	94,016	—	—	94,016	94,016	—
Totals	$824,622	$—	$—	$824,622	$309,622	$515,000

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

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2019 and December 31, 2018 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$370,000	$370,000	$—	$515,000	$515,000
Money market funds	251,545	—	251,545	94,016	—	94,016
Interest rate contracts	—	13	13	—	4,070	4,070
Foreign exchange forward contracts	—	1,732	1,732	—	1,194	1,194
Totals	$251,545	$371,745	$623,290	$94,016	$520,264	$614,280
Liabilities:
Interest rate contracts	$—	$1,445	$1,445	$—	$—	$—
Foreign exchange forward contracts	—	142	142	—	1,460	1,460
Totals	$—	$1,587	$1,587	$—	$1,460	$1,460

As of June 30, 2019, our available-for-sale securities included time deposits and money market funds, and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
There were no transfers between the different levels of the fair value hierarchy in 2019 or 2018.
As of June 30, 2019, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in December 2018.
As of June 30, 2019, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $587 million and $567 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of June 30, 2019 and December 31, 2018, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2019	2018	2019	2018
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(2,698)	$1,372	$(4,039)	$4,409
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	(383)	(18)	(783)	149

Assuming no change in LIBOR-based interest rates from market rates as of June 30, 2019, $0.1 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2019 and December 31, 2018, the notional amount of foreign exchange contracts where hedge accounting is not applied was $288.9 million and $271.5 million, respectively.
The foreign exchange loss in our condensed consolidated statements of income included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2019	2018	2019	2018
Gain (loss) recognized in foreign exchange loss	$121	$(12,238)	$(3,288)	$(8,487)

The cash flow effects of our derivative contracts for the six months ended June 30, 2019 and 2018 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$13	Accrued liabilities	$128
			Other non-current liabilities	1,317
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,732	Accrued liabilities	142
Total fair value of derivative instruments		$1,745		$1,587

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1,929	Accrued liabilities	$—
	Other non-current assets	2,141
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,194	Accrued liabilities	1,460
Total fair value of derivative instruments		$5,264		$1,460

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

	June 30, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,745	$—	$1,745	$(512)	$—	$1,233
Derivative liabilities	(1,587)	—	(1,587)	512	—	(1,075)

	December 31, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$5,264	$—	$5,264	$(935)	$—	$4,329
Derivative liabilities	(1,460)	—	(1,460)	935	—	(525)

6. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$14,893	$10,895
Work in process	29,185	20,743
Finished goods	24,921	21,318
Total inventories	$68,999	$52,956

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$927,630
Foreign exchange	(2,640)
Balance at June 30, 2019	$924,990

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2019				December 31, 2018
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.6	$3,184,381	$(748,678)	$2,435,703	$3,110,641	$(632,413)	$2,478,228
Priority review voucher		111,101	—	111,101	111,101	—	111,101
Manufacturing contracts	—	12,181	(12,181)	—	12,256	(12,256)	—
Trademarks	—	2,894	(2,894)	—	2,896	(2,896)	—
Total finite-lived intangible assets		3,310,557	(763,753)	2,546,804	3,236,894	(647,565)	2,589,329
Acquired IPR&D assets		141,137	—	141,137	142,005	—	142,005
Total intangible assets		$3,451,694	$(763,753)	$2,687,941	$3,378,899	$(647,565)	$2,731,334

The increase in the gross carrying amount of intangible assets as of June 30, 2019 compared to December 31, 2018 reflects the capitalization of milestone payments triggered by FDA approval of Sunosi in March 2019 and subsequent U.S. Drug Enforcement Agency scheduling in June 2019, partially offset by the negative impact of foreign currency translation adjustments due to the weakening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. We reduced the estimated remaining useful life of the Erwinaze intangible asset due to the receipt of a contract termination notice from Porton Biopharma Limited in February 2019. The reduction in the estimated remaining useful life increased intangible asset amortization expense by $15.0 million and $25.2 million, reduced net income by $10.2 million and $17.1 million, and reduced basic and diluted net income per ordinary share by $0.18 and $0.30 during the three and six months ended June 30, 2019, respectively.
Based on acquired developed technology intangible assets recorded as of June 30, 2019, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019 (remainder)	$126,961
2020	252,774
2021	205,135
2022	159,563
2023	159,563
Thereafter	1,531,707
Total	$2,435,703

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land and buildings	$46,636	$46,650
Construction-in-progress	33,483	51,243
Leasehold improvements	32,572	33,273
Manufacturing equipment and machinery	26,859	25,837
Computer software	18,193	19,062
Computer equipment	14,341	13,679
Furniture and fixtures	7,759	8,155
Build-to-suit facility	—	52,067
Subtotal	179,843	249,966
Less accumulated depreciation and amortization	(52,660)	(49,608)
Property, plant and equipment, net	$127,183	$200,358

The decrease in the carrying amount of construction-in-progress and build-to-suit facility assets as of June 30, 2019 compared to December 31, 2018 reflects the de-recognition of assets related to build-to-suit facility leases on adoption of ASU No. 2016-02.
Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Rebates and other sales deductions	$79,134	$86,495
Employee compensation and benefits	49,050	58,543
Clinical trial accruals	9,780	5,904
Current portion of operating lease liabilities	8,722	—
Accrued interest	7,531	7,407
Accrued construction-in-progress	7,669	1,065
Inventory-related accruals	7,130	8,753
Selling and marketing accruals	6,275	6,780
Royalties	5,101	2,679
Professional fees	4,083	2,333
Sales returns reserve	2,395	2,510
Derivative instrument liabilities	270	1,460
Accrued loss contingency	—	58,154
Other	31,611	22,804
Total accrued liabilities	$218,751	$264,887

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2019	December 31, 2018
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(50,194)	(60,910)
2021 Notes, net	524,806	514,090

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(128,683)	(138,914)
2024 Notes, net	446,317	436,086

Term loan	630,106	646,236
Total debt	1,601,229	1,596,412
Less current portion	33,387	33,387
Total long-term debt	$1,567,842	$1,563,025

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
As of June 30, 2019, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2019 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2019 (remainder)	$16,693
2020	33,387
2021	608,387
2022	33,387
2023	517,493
Thereafter	575,000
Total	$1,784,347

10. Leases
The components of the lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$6,056	$11,926
Short-term lease cost	619	1,220
Variable lease cost	1	4
Sublease income	(158)	(320)
Net lease cost	$6,518	$12,830

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$144,746

Liabilities
Current
Operating lease liabilities	Accrued liabilities	8,722
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	156,289
Total operating lease liabilities		$165,011

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term - operating leases (years)	10.1
Weighted-average discount rate - operating leases	5.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,240
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	152,142
_____________________________

(1)	Includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02.

Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2019 (remainder)	$6,716
2020	21,050
2021	20,923
2022	20,889
2023	21,066
Thereafter	128,223
Total lease payments	$218,867
Less imputed interest	(53,856)
Present value of lease liabilities	$165,011

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2019 and December 31, 2018. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Refer to Note 10 for details of the maturity of our operating lease liabilities.
Other Commitments. As of June 30, 2019, we had $69.6 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Other Contingencies
In May and October 2016 and in February 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. In April 2018, we reached an agreement in principle with the U.S. Department of Justice, or DOJ, on terms for a civil settlement of potential claims by the DOJ in the amount of $57.0 million plus interest to accrue at the statutory rate of 2.75%, subject to negotiation of a definitive settlement agreement and other contingencies. On April 4, 2019, we finalized the settlement agreement with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services,

and we entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. During 2018, we recorded $58.2 million related to this matter, including related interest, within selling, general and administrative expenses on our consolidated statement of income. During the six months ended June 30, 2019, we recorded an additional $0.4 million of interest related to this matter. The settlement amount was paid in April 2019. Under the settlement agreement, we are released from any civil or administrative monetary claim arising from allegations relating to our conduct between 2011 and May 2014 in supporting a charitable foundation that provided financial assistance to Medicare patients. The settlement agreement is not an admission of any wrongdoing or liability by us but a settlement of claims. In the event of a breach of the corporate integrity agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health programs.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized to $1.02 billion. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the six months ended June 30, 2019, we spent a total of $171.1 million to purchase 1.3 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $131.17 per share. All ordinary shares repurchased were canceled. As of June 30, 2019, the remaining amount authorized under the share repurchase program was $208.0 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$3,557	$(201,348)	$(197,791)
Other comprehensive loss before reclassifications	(4,039)	(7,823)	(11,862)
Amounts reclassified from accumulated other comprehensive loss	(783)	—	(783)
Other comprehensive loss, net	(4,822)	(7,823)	(12,645)
Balance at June 30, 2019	$(1,265)	$(209,171)	$(210,436)

During the six months ended June 30, 2019, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

13. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$261,898	$92,321	$347,099	$138,312
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	56,707	60,177	56,955	60,053
Dilutive effect of employee equity incentive and purchase plans	720	1,261	798	1,256
Weighted-average ordinary shares used in per share calculations - diluted	57,427	61,438	57,753	61,309

Net income per ordinary share:
Basic	$4.62	$1.53	$6.09	$2.30
Diluted	$4.56	$1.50	$6.01	$2.26

Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and six months ended June 30, 2019 and 2018 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Exchangeable Senior Notes	5,504	5,504	5,504	5,504
Options, RSUs and ESPP	5,202	3,374	5,095	3,340

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Xyrem	$413,212	$356,008	$781,529	$672,785
Erwinaze/Erwinase	27,622	58,713	88,521	109,340
Defitelio/defibrotide	46,055	40,498	87,555	75,559
Vyxeos	31,362	27,951	60,305	54,179
Other	5,172	12,925	8,844	25,079
Product sales, net	523,423	496,095	1,026,754	936,942
Royalties and contract revenues	10,710	4,384	15,565	8,150
Total revenues	$534,133	$500,479	$1,042,319	$945,092
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$480,932	$455,359	$943,794	$861,046
Europe	36,518	35,018	71,919	63,349
All other	16,683	10,102	26,606	20,697
Total revenues	$534,133	$500,479	$1,042,319	$945,092

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Express Scripts	77%	71%	75%	71%
McKesson	12%	20%	15%	20%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of June 30, 2019 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.2 million and $3.1 million during the three and six months ended June 30, 2019, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the six months ended June 30, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$14,995
Amount recognized within royalties and contract revenues	(3,054)
Balance as of June 30, 2019	$11,941

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative	$20,685	$19,800	$41,055	$38,034
Research and development	5,896	4,709	11,419	9,084
Cost of product sales	1,708	1,803	3,367	3,497
Total share-based compensation expense, pre-tax	28,289	26,312	55,841	50,615
Income tax benefit from share-based compensation expense	(4,473)	(4,846)	(8,140)	(8,514)
Total share-based compensation expense, net of tax	$23,816	$21,466	$47,701	$42,101

Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares underlying options granted (in thousands)	102	80	1,399	1,232
Grant date fair value	$38.95	$49.28	$42.56	$46.28
Black-Scholes option pricing model assumption information:
Volatility	31%	34%	32%	35%
Expected term (years)	4.5	4.5	4.5	4.5
Range of risk-free rates	1.8-2.3%	2.5-2.7%	1.8-2.5%	2.2-2.7%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RSUs granted (in thousands)	42	32	561	493
Grant date fair value	$132.73	$152.36	$138.87	$141.36

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of June 30, 2019, compensation cost not yet recognized related to unvested share options and RSUs was $98.7 million and $124.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years.

16. Income Taxes
Our income tax benefit was $78.7 million and $49.5 million in the three and six months ended June 30, 2019, respectively, compared to an income tax provision of $36.5 million and $55.7 million for the same periods in 2018. The effective tax rate was (42.7)% and (16.5)% in the three and six months ended June 30, 2019, respectively, compared to 28.2% and 28.6% for the same periods in 2018. The income tax benefit for the three and six months ended June 30, 2019 includes a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The decrease in the effective tax rates for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the impairment charge recognized on the Prialt assets held for sale in 2018, and the decrease in the effective tax rate for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the impairment charge recognized on the Prialt assets held for sale and the impact of the loss contingency expense in 2018. The effective tax rates for the three and six months ended June 30, 2019 were lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland and the U.S. (both at the federal level and in various state jurisdictions). In Ireland, we are no longer subject to income tax audits by taxing authorities for the years prior to 2013. The U.S. jurisdictions generally have statutes of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2014 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013, and in December 2018, we received a proposed tax assessment notice for 2015, relating to certain transfer pricing adjustments.  The notices provide for additional French tax of approximately $43 million for 2012 and 2013 and approximately $4 million for 2015, including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at June 30, 2019. We disagree with the assessments and are contesting them vigorously.

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

Our lead marketed products are:

•
Sunosi™ (solriamfetol), our newest lead marketed product launched in July 2019 and approved in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness, or EDS, associated with narcolepsy or obstructive sleep apnea, or OSA. We are also seeking approval for solriamfetol in Europe and submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the fourth quarter of 2018;

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy;

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

In the three and six months ended June 30, 2019, our total net product sales increased by 6% and 10%, compared to the same periods in 2018, primarily due to an increase in Xyrem net product sales. We expect total net product sales to increase in 2019 over 2018, primarily due to expected growth in sales of Xyrem, Defitelio and Vyxeos. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
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
In June 2019, the U.S. Drug Enforcement Agency, or DEA, designated Sunosi as a Schedule IV controlled substance, and, in July 2019, Sunosi was launched in the U.S.
In June 2019, our partner, Nippon Shinyaku Co., Ltd, announced that Japan's Ministry of Health, Labour and Welfare approved the marketing authorization of Defitelio® injection 200mg (defibrotide sodium) for the treatment of sinusoidal obstruction syndrome/hepatic VOD.
In June 2019, we received notice from ImmunoGen, Inc., or ImmunoGen, that, as a result of portfolio prioritization and restructuring initiatives, ImmunoGen will be discontinuing development of its IMGN779 antibody-drug conjugate, or ADC, product candidate, for which we possess opt-in rights, as well as the programs from which a third opt-in candidate was to be selected. IMGN632, a CD123-targeted ADC product candidate for which we possess opt-in rights, remains under development by ImmunoGen.

In July 2019, we acquired from Redx Pharma plc, or Redx, a pan-RAF inhibitor program for the potential treatment of RAF and RAS mutant tumors. Under the terms of our agreement with Redx, we paid Redx $3.5 million at closing and Redx is eligible to receive up to $203 million in development, regulatory and commercial milestone payments from us, as well as incremental tiered royalties in mid-single digit percentage based on any future net sales.
Continued Emphasis on Research and Development
During the six months ended June 30, 2019, we continued our focus on research and development activities, all in our sleep and hematology/oncology therapeutic areas.
Our recent research and development activities included the following developments:

•	In July 2019, we announced that we are pursuing development activities for solriamfetol for the potential treatment of EDS in patients with major depressive disorder, or MDD; and

•
In August 2019, we announced that, based on the results of a Phase 1 clinical trial, we plan to commence a single-arm, pivotal Phase 2/3 clinical trial of JZP-458, a recombinant crisantaspase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma, or LBL, by the end of 2019.

Below is a summary of ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Sleep

Product Candidates	Description
Submitted for Regulatory Approval
Solriamfetol in the European Union, or EU	EDS in OSA and EDS in narcolepsy
Phase 3
JZP-258 (oxybate; 92% sodium reduction)	Cataplexy and EDS in narcolepsy
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Preclinical
Oxybate once-nightly formulation	Narcolepsy
Hematology/Oncology

Product Candidates	Description
Phase 3
Defitelio	Prevention of VOD in high-risk patients following HSCT
Vyxeos	AML or high-risk myelodysplastic syndrome, or MDS (AML19) (cooperative group study)
Vyxeos	AML or high-risk MDS (AML18) (cooperative group study)
Vyxeos	Newly diagnosed adults with standard and high-risk AML (cooperative group study)
Vyxeos	Newly diagnosed pediatric patients (planned cooperative group study)
Phase 2/3
JZP-458 (recombinant crisantaspase)	ALL/LBL (planned study)
Phase 2
Defitelio	Prevention of acute Graft versus Host Disease following allogeneic HSCT
Defitelio	Treatment of transplant-associated thrombotic microangiopathy (planned study)
Defitelio	Prevention of chimeric antigen receptor T-cell therapy-associated neurotoxicity (planned study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson Cancer Center, or MD Anderson, collaboration study)
Vyxeos	High-risk MDS (cooperative group study)
Vyxeos	R/R AML (Children’s Oncology Group cooperative group study)

Product Candidates	Description
Vyxeos	Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	High-risk AML (planned cooperative group study)
Phase 1
Vyxeos + gemtuzumab	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
Vyxeos + venetoclax	Low intensity therapy for first-line, unfit AML (planned Phase 1b study)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
IMGN632	CD123+ hematological malignancies including AML and blastic plasmacytoid dendritic cell neoplasm (Jazz opt-in opportunity with ImmunoGen)
Preclinical
CombiPlex	Solid tumors candidate
CombiPlex	Hematology/oncology exploratory activities
Recombinant crisantaspase-HLE	ALL and other hematological malignancies (collaboration with Pfenex, Inc., or Pfenex)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex)
Defitelio	Exploratory activities
Exosome NRAS candidate	Hematological malignancies (collaboration with Codiak Biosciences, Inc., or Codiak)
Exosome STAT3 candidate	Hematological malignancies (collaboration with Codiak)
Exosome-based candidates	Solid tumors/hematological malignancies (collaboration with Codiak)
Pan-RAF inhibitor program	RAF and RAS mutant tumors (acquired from Redx, which is continuing development)
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
Challenges, Risks and Trends Related to Our Business
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which were 79% and 76% of our net product sales for the three and six months ended June 30, 2019, respectively, and 75% of our net product sales for the year ended December 31, 2018. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2019, and there is no guarantee that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem.
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
In addition to generic and authorized generic versions of Xyrem, we and others have launched and may in the future launch products as treatment options in cataplexy and/or EDS in patients with narcolepsy, including other branded sodium oxybate products and other new and existing branded market entrants. For example, Avadel Pharmaceuticals plc is conducting a Phase 3 clinical trial of a once-nightly formula of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and has indicated that it intends to seek approval of its product candidate in the U.S. under a Section 505(b)(2) new drug application, or NDA, approval pathway. Other companies may also develop a sodium oxybate or similar product using, for example, an alternative formulation or a different delivery technology and pursue a similar regulatory approval strategy in the future.
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, even if not directly competitive with Xyrem, could have the effect of changing treatment regimens and payor coverage of Xyrem, and indirectly materially and adversely affect sales of Xyrem. Prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before prescribing or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. It is possible that additional branded or generic products that treat symptoms of narcolepsy will also be prescribed before or instead of Xyrem, or that payors will require patients to try such products before they will cover Xyrem, or that payors will exclude Xyrem from formulary coverage in favor of a newly-launched product. Our product Sunosi is an example of a new market entrant recently approved by the FDA to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA and that we launched in July 2019. Another example is pitolisant, a drug that has already been approved in Europe to treat adult patients with narcolepsy with or without cataplexy. Harmony Biosciences LLC, which has exclusive U.S. rights to seek approval of and commercialize pitolisant, announced in February 2019 that the FDA had accepted its pitolisant NDA for filing with priority review.
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
Erwinaze/Erwinase. Sales of our second largest product, Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were 5% and 9% of our net product sales for the three and six months ended June 30, 2019, respectively, and 9% for the year ended December 31, 2018. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes our license for Erwinaze, expires on December 31, 2020. We and PBL had been engaged in discussions related to entry into a replacement agreement to extend the term of our commercial relationship past 2020, but we did not reach agreement. Unless we and PBL enter into a new agreement, we will lose our rights to Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months. In such event, we may not be able to replace the product sales we would lose from Erwinaze, which in 2018 totaled $174.7 million, and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, we cannot predict whether and to what extent uncertainty related to our rights to, and availability of, Erwinaze after 2020 will negatively impact sales of and revenues from this product.

A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product adequate to meet market demand. All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product. In addition, PBL is subject to a January 2017 warning letter issued by the FDA citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP, as well as an inspection report from the UK Medicines and Healthcare Products Regulatory Agency listing several major findings, including major deficiencies and failures by PBL to comply with cGMP. PBL’s product quality and manufacturing issues have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions during 2019 and 2020.  These supply disruptions will continue to adversely impact our ability to generate sales of and revenues from Erwinaze and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 9% of our net product sales for the three and six months ended June 30, 2019 and for the year ended December 31, 2018. Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Vyxeos. Sales of Vyxeos were 6% of our net product sales for the three and six months ended June 30, 2019 and 5% of our net product sales for the year ended December 31, 2018. We began selling Vyxeos in the U.S. in August 2017 following NDA approval. In August 2018, the European Commission, or EC, granted marketing authorization for Vyxeos. We are continuing our rolling launch of Vyxeos in the EU and are continuing to make pricing and reimbursement submissions in EU member states.
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
Sunosi/solriamfetol. The FDA approved Sunosi in March 2019, and we launched Sunosi in July 2019. In the fourth quarter of 2018, we submitted an MAA to the EMA for solriamfetol. We cannot predict whether our solriamfetol MAA will be approved in a timely manner, or at all. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including, among other things, market acceptance of Sunosi, including our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy with which physicians are more familiar; the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by government programs and other third party payors, including the impact of any delays in coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the FDA in the future and any such limitations that may be required by the EC or other regulatory authority on any approved labeling; market acceptance of Sunosi; delays or problems in the supply or manufacture of Sunosi; and our ability to satisfy the FDA’s post-marketing requirements and other post-marketing requirements or commitments, if any, imposed by the EC in connection with its potential marketing authorization. If we are unable to successfully launch and commercialize Sunosi in the U.S., if we are unable to obtain approval of our solriamfetol MAA in a timely manner, or at all, if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, or if sales of Sunosi in the U.S. and in the EU (if approved) do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
JZP-258. In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit an NDA for this product by as early as the end of 2019. We cannot predict whether we will be able to submit our planned NDA in a timely manner or at all. Any failure or delay in successfully completing necessary clinical trials and conducting other activities, including chemistry, manufacturing and controls activities, that are required to complete our planned NDA submission and obtain regulatory approval, could materially and adversely affect our growth prospects. If we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment.

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
We also seek to expand our business through corporate development activities. Our ability to identify and acquire, in-license or develop additional products or product candidates to grow our business are subject to a number of risks and uncertainties, including the risks associated with business combination or product or product candidate acquisition transactions, such as the challenges inherent in the integration of acquired businesses with our historical business, the increase in geographic dispersion among our centers of operation and the risks that we may acquire unanticipated liabilities along with acquired businesses or otherwise fail to realize the anticipated benefits (commercial or otherwise) from such transactions. In addition, we may not realize the anticipated benefits of our collaborations with third parties for the acquisition and development of product candidates, including as a result of the inability of a collaboration partner to obtain and maintain adequate funding to pursue development activities or our inability to agree with our collaboration partners on our respective contractual rights.
We are increasingly experiencing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem.  As our business becomes more complex, we may enter into rebate agreements to ensure that patients continue to have access to Xyrem, and to support the long-term success of our sleep franchise, which might result in lower net revenues for Xyrem. In addition to increasing pricing pressure from, and restrictions on reimbursement imposed by, governmental and private third party payors, due to the attention being paid globally to healthcare cost containment, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny by both federal and state governments, including with respect to companies that have increased the price of products after acquiring those products from other companies. In addition, REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission and the FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to drug pricing or other business practices, including as they relate to the Xyrem REMS or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy.
Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks are discussed in greater detail, along with other risks, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Product sales, net	$523,423	$496,095	6%	$1,026,754	$936,942	10%
Royalties and contract revenues	10,710	4,384	144%	15,565	8,150	91%
Cost of product sales (excluding amortization of intangible assets)	27,676	34,714	(20)%	61,182	68,633	(11)%
Selling, general and administrative	176,014	158,579	11%	343,961	365,792	(6)%
Research and development	62,384	56,132	11%	122,489	118,799	3%
Intangible asset amortization	61,576	54,959	12%	118,461	107,966	10%
Impairment charges	—	42,896	N/A(1)	—	42,896	N/A(1)
Acquired in-process research and development	2,200	—	N/A(1)	58,200	—	N/A(1)
Interest expense, net	18,234	19,646	(7)%	36,156	40,251	(10)%
Foreign exchange loss	1,933	2,697	(28)%	2,544	4,425	(43)%
Loss on extinguishment and modification of debt	—	1,425	N/A(1)	—	1,425	N/A(1)
Income tax provision (benefit)	(78,650)	36,524	N/A(1)	(49,534)	55,670	N/A(1)
Equity in loss of investees	868	586	48%	1,761	923	91%
_____________________________

(1)	Comparison to prior period not meaningful.
Revenues
The following table presents our product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Xyrem	$413,212	$356,008	16%	$781,529	$672,785	16%
Erwinaze/Erwinase	27,622	58,713	(53)%	88,521	109,340	(19)%
Defitelio/defibrotide	46,055	40,498	14%	87,555	75,559	16%
Vyxeos	31,362	27,951	12%	60,305	54,179	11%
Other	5,172	12,925	(60)%	8,844	25,079	(65)%
Product sales, net	523,423	496,095	6%	1,026,754	936,942	10%
Royalties and contract revenues	10,710	4,384	144%	15,565	8,150	91%
Total revenues	$534,133	$500,479	7%	$1,042,319	$945,092	10%
Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Price increases were instituted in January 2019 and January 2018. Xyrem product sales volume increased by 5% in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily driven by an increase in the average number of patients on Xyrem. Erwinaze/Erwinase product sales decreased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to a decrease in product availability. Ongoing supply challenges at PBL continue to negatively impact our ability to supply the market. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions during 2019 and 2020. Defitelio/defibrotide product sales increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to higher volumes as a result of increased use by transplant centers that treat adult and pediatric patients. Vyxeos product sales increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 following the commercial launch in the EU in September 2018. Other product sales decreased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the sale of our rights to Prialt to TerSera Therapeutics LLC, or TerSera, in September 2018. We expect total product sales will increase in 2019 over 2018, primarily due to expected growth in sales of Xyrem, Defitelio and Vyxeos.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 due to higher contract revenues from out-licensing agreements resulting from a regulatory approval milestone. We expect royalties and contract revenues to increase in 2019 compared to 2018, due to higher contract revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales decreased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to product mix. Gross margin as a percentage of net product sales was 94.7% and 94.0% in the three and six months ended June 30, 2019, respectively, compared to 93.0% and 92.7% for the same periods in 2018. The increase in the gross margin percentage in the three and six months ended June 30, 2019 was primarily due to a change in product mix. We do not expect our gross margin as a percentage of net product sales to change materially in 2019 compared to 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher expenses related to the launch of Sunosi in the U.S., an increase in compensation-related expenses driven by higher headcount, and an increase in other expenses related to the expansion and support of our business. Selling, general and administrative expenses decreased in the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the loss contingency of $57.0 million recorded in the 2018 period. In April 2019, we finalized a settlement agreement with the DOJ and the OIG. For a further description of this matter, see Note 11, Commitments and Contingencies—Other Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect selling, general and administrative expenses in 2019 to increase compared to 2018, primarily due to an increase in compensation-related expenses driven by higher headcount, other expenses related to the expansion and support of our business and an increase in expenses related to the commercial launch of Sunosi in the U.S., the continuation of the commercial launch of Vyxeos in the EU and the preparation for the planned commercial launch of Sunosi in the EU.
Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, milestone payments and other research and development costs. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened research and development expenses on a project-by-project basis. We manage our research and development expenses by identifying the research and development activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of which development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects that we believe will best support the future growth of our business.
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Clinical studies and outside services	$33,034	$32,199	$63,265	$60,388
Personnel expenses	20,855	18,044	42,165	35,248
Milestone expense	—	—	—	11,000
Other	8,495	5,889	17,059	12,163
Total	$62,384	$56,132	$122,489	$118,799

Research and development expenses increased by $6.3 million and $3.7 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Clinical studies and outside services costs increased by $0.8 million and $2.9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to an increase in expenses related to our ongoing pre-clinical and clinical development programs and regulatory activities. Personnel expenses increased by $2.8 million and $6.9 million in the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in the six months ended June 30, 2018 related to milestone payments following FDA acceptance of our NDA for solriamfetol in March 2018.
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
Intangible Asset Amortization
Intangible asset amortization increased by $6.6 million and $10.5 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019, partially offset by the cessation of amortization of the Prialt intangible asset following our entry into an Asset Purchase Agreement, or APA, with TerSera in 2018. Intangible asset amortization is expected to increase in 2019 compared to 2018 as a result of the reduction in the estimated remaining useful life of the Erwinaze intangible asset.
Impairment Charges
In June 2018, we entered into an APA with TerSera, pursuant to which TerSera purchased substantially all of the assets held by us related to Prialt. In connection with the entry into the APA, we reclassified the Prialt assets to be transferred to TerSera as assets held for sale and recorded these assets at fair value, less estimated sales costs, resulting in the recognition of an impairment charge of $42.9 million in the three and six months ended June 30, 2018.
Acquired In-Process Research and Development
Acquired IPR&D expense in the six months ended June 30, 2019 primarily related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement.
Interest Expense, Net
Interest expense, net decreased by $1.4 million and $4.1 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher interest income. We expect interest expense, net will be lower in 2019 compared to 2018, primarily due to higher interest income.
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
Income Tax Provision (Benefit)
Our income tax benefit was $78.7 million and $49.5 million in the three and six months ended June 30, 2019, respectively, compared to an income tax provision of $36.5 million and $55.7 million for the same periods in 2018. The effective tax rates were (42.7)% and (16.5)% in the three and six months ended June 30, 2019, respectively, compared to 28.2%

and 28.6% for the same periods in 2018. The income tax benefit for the three and six months ended June 30, 2019 includes a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The decrease in the effective tax rates for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer Excluding this effect, the decrease in the effective tax rate for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the impairment charge recognized on the Prialt assets held for sale in 2018 and the decrease in the effective tax rate for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the impairment charge recognized on the Prialt assets held for sale and the impact of the loss contingency expense in 2018. The effective tax rates for the three and six months ended June 30, 2019 were lower than the Irish statutory rate of 12.5%, primarily due to the impact of the intra-entity intellectual property asset transfer.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of June 30, 2019, we had cash, cash equivalents and investments of $0.9 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $634.3 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021 and $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024. We generated cash flows from operations of $351.1 million during the six months ended June 30, 2019, and we expect to continue to generate positive cash flows from operations during 2019.
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
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized to $1.02 billion. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our amended credit agreement, corporate and regulatory requirements and market conditions. The repurchase program may be modified, suspended or discontinued at any time without prior notice. In the six months ended June 30, 2019, we spent a total of $171.1 million to purchase 1.3 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $131.17 per share. All ordinary shares repurchased were canceled. As of June 30, 2019, the remaining amount authorized under the share repurchase program was $208.0 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$351,100	$359,333
Net cash provided by (used in) investing activities	163,414	(242,733)
Net cash used in financing activities	(186,502)	(18,702)
Effect of exchange rates on cash and cash equivalents	105	1,148
Net increase in cash and cash equivalents	$328,117	$99,046
Net cash provided by operating activities of $351.1 million for the six months ended June 30, 2019 related to net income of $347.1 million, adjusted for acquired IPR&D expense of $58.2 million and non-cash items of $52.3 million primarily related to intangible asset amortization, share-based compensation expense and deferred income taxes, offset by a net cash outflow of $106.5 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $359.3 million for the six months ended June 30, 2018 related to net income of $138.3 million, adjusted for non-cash items of $213.4 million primarily related to intangible asset amortization, share-based compensation expense, impairment charges and a net cash inflow of $7.6 million related to changes in operating assets and liabilities.
Net cash provided by investing activities for the six months ended June 30, 2019 primarily related to the net proceeds on maturity of investments of $269.0 million, partially offset by upfront payments for acquired IPR&D of $58.2 million primarily related to our strategic collaboration agreement with Codiak, milestone payments of $25.5 million triggered by FDA approval of Sunosi in March 2019 and subsequent U.S. DEA scheduling in June 2019 and purchases of property and equipment of $21.9 million. Net cash used in investing activities for the six months ended June 30, 2018 primarily related to the net acquisition of investments of $120.4 million, acquisition of intangible assets of $111.1 million related to the purchase of a Priority Review Voucher and purchases of property and equipment of $11.3 million.
Net cash used in financing activities for the six months ended June 30, 2019 primarily related to repurchase of ordinary shares under our share repurchase program of $171.1 million, repayment of our term loan principal of $16.7 million and payment of employee withholding taxes of $14.8 million related to share-based awards, partially offset by proceeds from employee equity incentive and purchase plans of $16.1 million. Net cash used in financing activities for the six months ended June 30, 2018 primarily related to repurchase of ordinary shares under our share repurchase program of $55.6 million, payment of employee withholding taxes of $16.0 million related to share-based awards, repayment of our term loan principal of $9.0 million and payment of debt modification costs of $6.4 million, partially offset by proceeds from employee equity incentive and purchase plans of $67.1 million and proceeds from tenant improvement allowance on a build-to-suit lease of $1.3 million.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2019, no amounts were outstanding under our revolving credit facility. During the six months ended June 30, 2019, there were no material changes to our credit agreement and the Exchangeable Senior Notes, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations
During the three and six months ended June 30, 2019, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
During the three and six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2019, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Xyrem® (sodium oxybate) oral solution is the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 79% and 76% of our net product sales for the three and six months ended June 30, 2019, respectively, and 75% of our net product sales for the year ended December 31, 2018. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2019, and there is no guarantee that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties. The most important of these risks and uncertainties, any of which could have a material adverse effect on our sales of and revenue from Xyrem, are discussed in more detail in this Part II, Item 1A and include those related to:

•
the introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy, including our recently-launched product, Sunosi™ (solriamfetol);

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
While Xyrem is currently the only product approved by the FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in patients with narcolepsy, we and others have launched and may in the future launch products as treatment options in cataplexy and/or EDS in narcolepsy, including other branded sodium oxybate products and other new and existing branded market entrants. In addition, Xyrem will face competition from generics and authorized generics. We expect that the approval and launch of any other sodium oxybate or alternative product that treats narcolepsy, or the launch of an authorized generic product, or AG Product, or other generic version of Xyrem, could have a material adverse effect on our sales of and revenues from Xyrem and on our business, financial condition, results of operations and growth prospects.
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
Another circumstance that could trigger acceleration of West-Ward’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. For example, we are developing JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy. In March 2019, we announced positive top-line results from a Phase 3 study of JZP-258, and we expect to submit an NDA for this product by as early as the end of 2019. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes, we believe that significantly lowering sodium intake would be beneficial for patients. Other companies may similarly develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem, which could lead to additional patent litigation or challenges. We are aware that a company called Avadel Pharmaceuticals plc, or Avadel, is conducting a Phase 3 clinical trial of a once-nightly formula of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and has indicated that it intends to seek approval using the Section 505(b)(2) approval pathway. Approval and successful commercialization of JZP-258, or Avadel’s sodium oxybate formulation, or any other new non-generic sodium oxybate or other product for treatment of narcolepsy patients could negatively impact our ability to maintain and grow sales of Xyrem.
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
It is possible that additional branded or generic products may be introduced to treat symptoms of narcolepsy that will also be prescribed before or instead of Xyrem, or that payors will require patients to try before they will cover Xyrem, or that payors will exclude Xyrem from formulary coverage in favor of a newly-launched product. For more information, see the risk factor under the heading “Adequate coverage and reimbursement from third party payors may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” in this Part II, Item 1A. Our product, Sunosi, is an example of a new market entrant recently approved by the FDA to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Another example is pitolisant, a drug that has already been approved in Europe to treat adult patients with narcolepsy with or without cataplexy. Published data and prescribing patterns in the European Union, or EU, suggest that pitolisant would likely be appropriately used in patients with less severe cataplexy than those treated with Xyrem. While pitolisant is not currently approved in the U.S., Harmony Biosciences LLC, which has exclusive U.S. rights to seek approval of and commercialize pitolisant, has established an expanded access program for pitolisant, received Breakthrough Therapy and Fast Track designations from the FDA and, in February 2019, announced that the FDA had accepted its pitolisant NDA for filing with priority review.
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
In October 2018, the FDA approved a modification to the Xyrem REMS in connection with our submission of our pediatric supplemental NDA to include information for pediatric patients and their caregivers and, in March 2019, we completed the implementation of the approved REMS modification. We have also submitted and expect to continue to submit ongoing assessments as required by the FDA. However, we cannot guarantee that the ongoing assessments will be completed on our expected timing or be satisfactory to the FDA, or that the operation of the Xyrem REMS will satisfy the FDA’s expectations in its evaluation of the Xyrem REMS on an ongoing basis.
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
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze, Defitelio and Vyxeos. We also are in the early stages of launching and commercializing Sunosi, which received FDA approval in March 2019 and was launched in the U.S. in July 2019. We are making significant investments in maximizing the value and therapeutic reach of Defitelio, Vyxeos and Sunosi by conducting additional research and development activities, which include generating additional supportive clinical data and seeking regulatory approval for new indications, as appropriate. Our inability to effectively commercialize Defitelio, Vyxeos and Sunosi and to maximize their potential where possible through successful research and development activities, and our inability to retain rights to Erwinaze after the current contract terminates, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

•
our need to apply for and receive marketing authorizations, through the EU’s, mutual recognition procedure or otherwise, in certain additional countries if we decide to launch promotional efforts in those countries.

If we fail to maintain revenue from sales of Erwinaze, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
To expand our asparaginase franchise beyond Erwinaze, we are pursuing activities related to the development of improved asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Pfenex, Inc., or Pfenex, which includes worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option to negotiate a license for a recombinant pegaspargase product candidate, and our agreement with XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates. Among the product candidates in collaboration with Pfenex is JZP-458, a recombinant crisantaspase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma for which we plan to commence a single-arm, pivotal Phase 2/3 clinical trial by the end of 2019. If these activities are unsuccessful, our growth prospects could be materially adversely affected.
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
The lack of prescriber usage data from U.S. commercialization of Vyxeos makes Vyxeos sales difficult to predict from period to period, and sales results or trends in any period may not necessarily be indicative of future performance. Following receipt of marketing authorization from the EC in late 2018, as part of our rolling launch of Vyxeos in the EU, we are continuing to make pricing and reimbursement submissions. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue.
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
Sunosi
Sunosi™ (solriamfetol) is a product approved in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Sunosi was launched in the U.S. in July 2019, and our launch of this product is at an early stage. Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. For further discussion of the competition that Sunosi faces, see the risk factor under the heading “We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios” in this Part II, Item 1A.
We submitted a marketing authorization application, or MAA, for solriamfetol for the potential treatment of EDS in adult patients with narcolepsy or OSA to the European Medicines Agency, or EMA, in the fourth quarter of 2018. We cannot predict whether our solriamfetol MAA will be approved in a timely manner, or at all. If we fail to obtain approval for solriamfetol in the EU, or if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, our growth prospects could be materially adversely affected.
In addition to challenges and uncertainties related to Sunosi competition and obtaining regulatory approval of solriamfetol in the EU, our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

•	our ability to successfully launch and grow sales of Sunosi in the U.S. and, if approved, in the EU;

•	our ability to obtain marketing approval, successfully launch and grow sales of Sunosi in other non-U.S. countries;

•
the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by third party payors, including government programs, including the impact of any delays in coverage decisions by payors;

•
restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the FDA in the future and any such limitations that may be required by the EC or other regulatory authority on any approved labeling;

•	market acceptance of Sunosi;

•	delays or problems in the supply or manufacture of Sunosi; and

•	our ability to satisfy the FDA’s post-marketing requirements and other post-marketing requirements or commitments, if any, imposed by the EC in connection with its potential marketing authorization.
To expand the potential of Sunosi, our clinical development strategy is designed to target potential new indications for solriamfetol for the potential treatment of EDS in other sleep or central nervous system disorders, including pursuing development activities for solriamfetol for the potential treatment of EDS in patients with major depressive disorder, or MDD. If these development activities are unsuccessful, our growth prospects could be materially adversely affected.
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
For a discussion of the risks inherent in implementing our research and clinical development strategy with respect to Defitelio, Vyxeos, and Sunosi, see the discussion in the risk factor under the heading “Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects” in this Part II, Item 1A.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, product candidates currently under development by others and/or future product candidates, including new chemical entities that may be safer or more effective than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive.
We also face competition, and may in the future face additional competition, from manufacturers of generic drugs. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. Generic competition often results in decreases in the net revenue for branded products.
The commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products.
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
Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. To successfully launch and commercialize Sunosi, we need to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy with which physicians are more familiar, including stimulants, wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed for patients to treat excessive sleepiness in OSA. Sunosi will likely face competition from this genericized market. In addition, we are aware of several other products in development as potential treatments for EDS in patients with narcolepsy or OSA, including, for example, pitolisant, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
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
Third party payors’ reimbursement practices are complex, vary widely from payor to payor and can impose time-consuming burdens for patients and prescribing physicians. As part of the overall trend toward cost containment, third party payors often require prior authorization for, and require reauthorization for continuation of, prescription products or impose step edits, which require prior use of another medication, usually a generic or preferred brand, prior to approving coverage for a new or more expensive product. Such restrictive conditions for reimbursement and an increase in reimbursement-related activities can extend the time required to fill prescriptions and may discourage patients from seeking treatment. For example, we are experiencing increasingly restrictive conditions for reimbursement required by some third party payors for Xyrem, which have extended the time required to fill some prescriptions and could continue to do so in the future and which may have a material effect on the overall level of reimbursement coverage for Xyrem. Moreover, other companies with products that compete with ours may seek to disadvantage our products’ reimbursement coverage or formulary position with third party payors, leading to reduced access for our patients. We cannot predict actions that third party payors may take, or whether they will limit the access and level of reimbursement for our products or refuse to provide any approvals or coverage. From time to time, third party payors have refused to provide reimbursement for our products, and others may do so in the future.
Reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain inpatient hospital services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a hospital to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our hematology/oncology products, all of which are used primarily or exclusively in the inpatient hospital setting, there may not be sufficient reimbursement under the relevant MS-DRG to fully cover the cost of our products. This risk is in part mitigated by a New Technology Add-on Payment, or NTAP, which is in addition to the MS-DRG-based reimbursement that hospitals receive. In 2017, Centers for Medicare and Medicaid Services, or CMS, approved an NTAP for Defitelio, which was renewed by CMS for 2018 and 2019.  NTAP designations are reviewed by CMS on a yearly basis and may only be renewed for two years. Because Defitelio has already been renewed twice, the product will not be eligible for renewal after 2019. For 2019, CMS approved an NTAP for Vyxeos, but we cannot guarantee that CMS will renew our NTAP for Vyxeos for 2020.
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

A small number of third party payors and PBMs have market power and negotiating leverage to limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug.  In many instances, third party payors and PBMs may also exert negotiating leverage by requiring incremental rebates from manufacturers in order to maintain their formulary position.  While we have not entered into such arrangements with third party payors for any of our products in the past, due to our changing portfolio and the potential for increased competition in the sleep market, we may enter into those arrangements, which could have a negative impact on our net revenue
Specifically, we are experiencing increasing pressure from third party payors to agree to discounts, rebates or other restrictive pricing terms for Xyrem.  As our business becomes more complex, we may enter into rebate agreements in order to ensure that patients continue to have access to Xyrem, and to support the long-term success of our sleep franchise, which might result in lower net revenues for Xyrem.
Sunosi, which was approved by the FDA in March 2019 to improve wakefulness in adults with EDS associated with narcolepsy or OSA and was launched in the U.S. in July 2019, is being commercialized in a competitive retail pharmacy market of branded and generic products. Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could adversely impact our commercial launch and the growth prospects for Sunosi. Third party payors could impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Sunosi, exclude Sunosi from formulary coverage lists, limit the types of diagnoses for which coverage will be provided or demand rebates, discounts, exclusivity or other concessions for Sunosi and potentially our other products. Additionally, at launch, many payors impose a moratorium on coverage for products while the payor makes a coverage decision. These potential utilization management strategies could limit patient access to Sunosi and depress therapy adherence rates. We expect to enter into rebate agreements with third party payors in an effort to obtain adequate formulary positions for Sunosi. We cannot predict market acceptance of, and our ability to obtain or maintain adequate formulary positions, access to and reimbursement coverage for Sunosi. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Sunosi and cause some patients to determine not to use Sunosi.  If we are unsuccessful in obtaining broad coverage for Sunosi, our anticipated revenue from and growth prospects for Sunosi could be negatively affected. For more information on Sunosi, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products.” in this Part II, Item 1A.
In addition, new products indicated for the treatment of symptoms of narcolepsy, like pitolisant (if approved by the FDA) and Sunosi, could impact access to Xyrem, particularly for newly diagnosed narcolepsy patients, if, for example, payors impose a step edit requiring a narcolepsy patient to try another medicine before authorizing payment for Xyrem, or exclude Xyrem from formulary coverage in favor of a newly-launched product.
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
Policies to address healthcare costs and drug pricing have been identified as high priorities by both major political parties. We anticipate that the U.S. Congress, state legislatures, regulators and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs. These cost containment measures may include federal and state controls on government-funded reimbursement for drugs (including Medicare and Medicaid), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures.
There is increasing bipartisan support and activity within the U.S. Congress, and continuing support by the Trump Administration, for drug pricing reform-related policies. Specific reforms that may be enacted or implemented remain uncertain, both as to their final substance and timing, and may affect a broad range of public policy considerations, the Medicare and Medicaid programs and the FDA regulatory regime, including the potential authorization of prescription drug importation from other countries, the approval of generic drugs and changes to REMS provisions related to generic products, legislative proposals to limit the terms of patent litigation settlements with generic sponsors, redefine certain conduct around patenting and new product development as unfair competition, create a private right of action related to access to samples of innovator products and ease the approval of REMS for generic applicants. In addition, heightened scrutiny of drug pricing-related issues by the U.S. Congress, the Trump Administration, the media and other stakeholders is expected to continue. All such considerations may adversely affect our business in ways that we cannot accurately predict.
There is also ongoing activity related to the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act. The Healthcare Reform Act has substantially changed the way healthcare is financed by both governmental and private insurers. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Some of the provisions of the Healthcare Reform Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges, including pending litigation in which several states and the Trump Administration have taken the position that the Healthcare Reform Act in its entirety is invalid. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the Healthcare Reform Act and to alter the implementation of the Healthcare Reform Act and related laws. Additional legislative and regulatory changes and judicial challenges related to the Healthcare Reform Act remain possible. For example, while “repeal and replace” efforts by the Trump Administration and the U.S. Congress have failed, aspects of the Healthcare Reform Act have been changed legislatively, such as the repeal of the requirement that certain individuals who fail to maintain qualifying health coverage for all or part of a year make a tax-based shared responsibility payment commonly referred to as the “individual mandate.” In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the excise tax on generous employer-based health plans. We expect that the Healthcare Reform Act and its implementation, efforts to repeal or replace, or invalidate, the Healthcare Reform Act or portions thereof and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products.
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in July 2019, and may do so again in the future. We also have made and may in the future make similar price increases on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. The process of maintaining pricing and reimbursement approvals is complex and varies from country to country. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. We cannot predict the outcome of any periodic reviews required to maintain pricing and reimbursement approvals across Europe. In addition, orphan products that have a significant impact on patient survival, such as Defitelio, may be budgeted on a local rather than national level. The balance of all of these factors will determine our ability to maintain favorable pricing and reimbursement approvals across Europe. Furthermore, after initial pricing and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or external reference pricing, which consists of arbitrage between low-priced and high-priced countries. Changes in the pricing of our medicinal products in one of the EU member states could, therefore, affect the price of our medicinal products in other EU member states. If we are unable to maintain favorable pricing and reimbursement approvals in EU member states that represent significant markets, especially where an EU member state’s reimbursed price influences other EU member states, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected.

In August 2018, the EC granted marketing authorization for Vyxeos, and, as part of our rolling launch of Vyxeos in the EU, we are continuing to make pricing and reimbursement submissions in EU member states. If we experience delays or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from Vyxeos. If we are unable to obtain favorable pricing and reimbursement approvals in the EU member states that represent significant potential markets, our anticipated revenue from and growth prospects for Vyxeos in the EU could be negatively affected.
In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although a recently proposed EU regulation governing HTA procedures may lead to harmonization.
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
We expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures to keep healthcare costs down. Such measures could include limitations on the prices we will be able to charge for our products or the amounts of reimbursement available for these products from governmental authorities or third party payors, may increase the tax obligations on pharmaceutical companies, or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU member states and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our products will obtain favorable reimbursement status in any country in Europe. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could negatively affect our growth prospects in Europe.
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
In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. We are the sole supplier of the defibrotide compound. We have single source suppliers for sodium oxybate, the API for Xyrem, for Erwinaze, for the finished vial form of Defitelio and for Vyxeos. Single sourcing puts us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties. There is no guarantee that our suppliers can or will continue to supply on a timely basis, or at all, the quantities of API or finished product that we need. If one of our suppliers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to implement and execute the necessary technology transfer to, and to qualify, a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products. The loss of one of our suppliers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the API or product manufacturing process. We believe that it could take up to two years, or longer in certain cases, to qualify a new supplier, and we may not be able to obtain APIs or finished products from new suppliers on acceptable terms and at reasonable prices, or at all. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA’s or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
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
All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions in 2019 and 2020. We cannot predict whether the required remediation activities by PBL in connection with its January 2017 FDA warning letter, the December 2017 MHRA report or the August 2018 FDA Form 483 will further strain PBL’s manufacturing capacity or otherwise further adversely affect Erwinaze supply. As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, regulatory issues or otherwise, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted.
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
To conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured. For example, Siegfried USA, LLC, or Siegfried, is our sole supplier of both the API and finished product for Sunosi for both commercial sale as well as development activities. If Siegfried does not or is not able to supply us with Sunosi for any reason, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our anticipated revenues from Sunosi.
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
Solriamfetol
We submitted an MAA for solriamfetol to the EMA in the fourth quarter of 2018. In addition, we are targeting potential new indications for solriamfetol for the potential treatment of EDS in other sleep or central nervous system disorders, including pursuing development activities for solriamfetol for the potential treatment of EDS in patients with MDD. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products” in this Part II, Item 1A.

JZP-258
JZP-258 is an oxybate product candidate that contains 92% less sodium than Xyrem. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines, we believe that significantly lowering sodium intake would be beneficial for patients.  On March 26, 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy, and we expect to submit an NDA for this product by as early as the end of 2019. Although we received positive results from that Phase 3 study, we cannot guarantee the timing or acceptance of our planned NDA by the FDA. We are also conducting a Phase 3 clinical trial for use of JZP 258 for the treatment of idiopathic hypersomnia, a chronic neurological disorder that is primarily characterized by EDS. Any failure or delay in successfully completing necessary clinical trials and conducting other activities, including CMC activities, that are required to complete our planned NDA submission and obtain regulatory approval could materially and adversely affect our growth prospects. If we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment.
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
In addition to continued investment in our research and development pipeline, we intend to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. Future growth through acquisition or in-licensing will depend upon the availability of suitable products and product candidates for acquisition or in-licensing on acceptable prices, terms and conditions.
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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. We may not be able to realize the anticipated benefits for a variety of reasons, including if:

•	we or a collaboration partner are unable to obtain and maintain adequate funding to complete the development of, obtain regulatory approval for and commercialize an acquired product candidate;

•	we and our collaboration partners are unable to agree on our respective contractual rights or other disputes arise between us and our collaboration partners;

•	our collaborations with third parties are terminated or allowed to expire;

•	a product candidate proves not to be safe or effective in later clinical trials or its development is otherwise discontinued by us or a collaboration partner;

•	a product fails to reach its forecasted commercial potential as a result of pricing pressures or for any other reason;

•	we experience negative publicity regarding actual or potential future price increases for that product or otherwise; or

•	the integration of a product or product candidate gives rise to unforeseen difficulties and expenditures.
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
If the FDA determines that the safety or efficacy data we submit in our planned NDA for JZP-258 do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment in this product candidate. The FDA may also require product labeling that negatively impacts patient, physician or payor acceptance of the product. For more information, see the risk factor under the heading “Our future success depends on our ability to successfully develop and obtain and maintain regulatory approval in the U.S. and Europe for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates” in this Part II, Item 1A.
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

•	difficulty identifying a clinical development pathway, including viable indications and appropriate clinical trial protocol design, particularly where there is no applicable regulatory precedent;

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
We are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA or a marketing authorization from the EC or the competent authorities of the EU member states, as applicable. Submission of an application for marketing authorization does not assure approval for marketing in any jurisdiction, and we may encounter significant difficulties or costs in our efforts to obtain approval to market products.
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

We submitted an MAA to the EMA in November 2018 for solriamfetol as a treatment to improve wakefulness and reduce EDS in adult patients with narcolepsy (with or without cataplexy) or OSA. We cannot predict whether we will be able to obtain marketing authorization in the EU in a timely manner and on what terms, or at all.
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
If the FDA, the EC or the competent authorities of the EU member states determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application.
Even if we receive approval, an approved product may be subject to significant labeling restrictions, including limitations on the dosing of the product, indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS to ensure that the benefits of the drug outweigh the risks. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. The FDA requires a REMS and a boxed warning for Xyrem, and similar restrictions could be imposed on other products in the future. For example, we expect that the FDA would require a REMS for an approved JZP-258 product.
Regulatory authorities may also impose post-marketing obligations as part of their approval. Post-marketing obligations may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Erwinaze, Defitelio, Vyxeos and Sunosi. For example, for Defitelio, in the U.S. the FDA imposed several post-marketing commitments and requirements in connection with its approval, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients, and in the EU marketing authorization was granted under exceptional circumstances and requires us to comply with a number of post-marketing obligations, including the conduct of a Phase 3, randomized adaptive study of Defitelio as compared to the best supportive care in the prevention of VOD in adult and pediatric patients undergoing HSCT. Similarly, the FDA imposed post-marketing requirements in connection with its approval of our NDA for Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment, and the marketing authorization in the EU also requires us to comply with certain manufacturing-related post-approval commitments.  The FDA also required us to conduct additional post-marketing safety studies related to pregnancy and lactation for Sunosi. In the event that we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S. or EU, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of and revenues from our products could be materially adversely affected.
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
For example, we have several method of use patents listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although the FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
There is a risk that a court or the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office could decide that our patents or certain claims in our patents are not valid or infringed, and that we do not have the right to stop a third party from using the inventions covered by those claims, as happened with the decision of the PTAB that certain of our patent claims covering the Xyrem REMS are invalid. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term. For more information, see the risk factors under the headings “Risks Related to Xyrem and Our Other Marketed Products” and “It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection” in this Part II, Item 1A. Lawsuits or proceedings we may file in the future, or our defense against any lawsuits or other proceedings that may be brought against us, may not costly and time-consuming and may not be successful in stopping the infringement of our patents.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. The U.S. Congress and state legislatures have also identified pharmaceutical patent settlements as potential impediments to generic competition and have suggested that they may introduce legislation to regulate them. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the U.S Department of Justice, or DOJ, for review. Accordingly, we have submitted our ANDA litigation settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our ANDA litigation settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding such settlements, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,500 as of August 2019. This includes employees in 18 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. We may further expand our international operations into other countries in the future, either organically or by acquisition. While we have management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects. These risks and complexities include:

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
FDA and Equivalent Non-U.S. Regulatory Authorities
Our activities are subject to extensive regulation encompassing the entire life cycle of our products, from research and development activities to marketing approval (including specific post-marketing obligations), manufacturing, labeling, packaging, adverse event and safety reporting, storage, advertising, promotion, sale, pricing and reimbursement, recordkeeping, distribution, importing and exporting. These requirements apply both to us and to third parties we contract with to perform services and supply us with products. The failure by us or any of our third party partners, including our corporate development and collaboration partners, clinical trial sites, suppliers, distributors and our central pharmacy for Xyrem, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, restrictions on our products, our suppliers, our other partners or us, the withdrawal, suspension or variation of product approval or manufacturing authorizations, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall, withdrawal or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, civil penalties and/or criminal prosecution, any of which could result in a significant drop in our revenues from the affected products and harm to our reputation and could have a significant impact on our sales, business and financial condition.
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
The FDA, the competent authorities of the EU member states and other governmental authorities require advertising and promotional materials to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. Regulatory authorities actively investigate allegations of off-label promotion in order to enforce regulations prohibiting these types of activities. If we are found to have promoted an approved product for off-label uses, we may be subject to significant liability, including civil and administrative financial penalties and other remedies as well as criminal financial penalties, other sanctions and imprisonment. Even if we are not determined to have engaged in off-label promotion, an allegation that we have engaged in such activities could have a significant impact on our sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
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
The U.S. federal False Claims Act, or False Claims Act, prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we become the subject of a government False Claims Act or other investigation or whistleblower suit, we could incur substantial legal costs (including settlement costs) and business disruption responding to such investigation or suit, regardless of the outcome. Violations of the False Claims Act may result in significant financial penalties (on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs.
The majority of individual states also have statutes or regulations similar to the federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Certain states and cities require identification or licensing of our sales representatives. Other states restrict our ability to offer co-pay support to patients for certain prescription drugs. We must comply with these state laws to avoid being subject to civil or criminal penalties.
The Physician Payment Sunshine Act, or Sunshine provisions, requires us to track and report to the federal government payments and transfers of value that we make to physicians and teaching hospitals (and to certain additional covered recipients beginning in 2022) and ownership interests held by physicians and their families, and provides for public disclosures of these data. Public reporting under the Sunshine provisions has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals and physicians. Such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. Moreover, certain states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and gifts and payments to individual physicians, and/or restrict when and to what extent pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, criminal and administrative penalties, damages or fines.
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
Xyrem and Sunosi are controlled substances under the Controlled Substances Act. Our suppliers, distributors, clinical sites and prescribers, as well as retail pharmacies for Sunosi and the central pharmacy for Xyrem, are subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills, and are required to maintain DEA registration and state licenses, when handling these drugs and their APIs. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA, relevant state authorities or any comparable international requirements could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, fines, injunctions, or civil or criminal penalties, could result in, among other things, additional operating costs to us or delays in shipments outside or into the U.S. and could have an adverse effect on our business and financial condition. DEA quotas are required for any U.S. supplier to manufacture sodium oxybate or Xyrem. New oxybate market entrants, including generic products, may impact the amount of quota available in the U.S., and if, our suppliers cannot obtain the quotas that are needed on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
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
We have established programs to consider grant applications submitted by independent charitable organizations, including organizations that provide co-pay support to patients who suffer from the diseases treated by our drugs. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action against us by the federal government or other enforcement agencies or private litigants.
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
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the UK Bribery Act of 2010, or the UK Bribery Act. Our heavily regulated business involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in certain countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA and the UK Bribery Act. Recently the U.S. Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report original information to the SEC that leads to successful enforcement actions may be eligible for a monetary award. There is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of suppliers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
In addition to those described in this and other risk factors, numerous federal, state and non-U.S. statutes and regulations govern the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Such laws and regulations are subject to change as activities relating to prescription pharmaceutical products have become the subject of active legislative activity. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. There is no guarantee that our submissions will not be found by CMS to be incomplete or incorrect.
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
As of June 30, 2019, we had total indebtedness of approximately $1.8 billion, which included $634.3 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016 and in June 2018, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, which we refer to as the Azur Merger, and our acquisitions of EUSA Pharma Inc., Gentium S.r.l. and Celator Pharmaceuticals, Inc. To continue to grow our business over the longer term, we will need to commit substantial additional resources to our business and execution of our strategy. Our ongoing capital requirements will depend on many factors, including:

•	the revenues from our commercial products, which may be affected by many factors, including the extent of competition for Xyrem or our other products;

•	the cost of acquiring and/or in-licensing any new products and product candidates;

•	the costs of our commercial operations, including the costs related to the launch and commercialization of new products;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory oversight and third party claims;

•	the costs of integration activities related to any future strategic transactions we may engage in; and

•	the costs arising from changes in laws and regulations, including, for example, healthcare reform legislation.
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
Our intangible assets and goodwill are significant. As of June 30, 2019, we had recorded $3.6 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, in connection with entry into an asset purchase agreement in June 2018 to sell substantially all of the assets held by us related to Prialt® (ziconotide) intrathecal infusion, we recognized an impairment charge of $42.9 million in our consolidated statements of income in 2018, primarily related to the carrying balances of intangible assets.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 and in December 2018, we received a proposed tax assessment notice for 2015, relating to certain transfer pricing adjustments.  The notices propose additional French tax of approximately $43 million for 2012 and 2013 and approximately $4 million for 2015, including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at June 30, 2019.
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
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $181.46 on August 7, 2018 and a low of $113.52 on December 24, 2018 during the period from June 30, 2018 through June 30, 2019. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2019	261,560	$135.49	261,560	$232,471,113
May 1 - May 31, 2019	137,503	$132.47	137,503	$214,258,570
June 1 - June 30, 2019	47,500	$130.81	47,500	$208,045,973
Total	446,563	$134.07	446,563
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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(b)    On August 1, 2019, Karen J. Wilson notified us of her decision to resign from her position as our Principal Accounting Officer, effective as of August 7, 2019. Ms. Wilson will continue in her current role as Senior Vice President, Finance.
(c)    On August 1, 2019, Patricia Carr, currently our Vice President, Finance, was appointed as our Principal Accounting Officer effective as of August 7, 2019. Ms. Carr, age 48, has served as our Vice President, Finance since July 2012. Prior to that, from September 2011 to July 2012, she served as Vice President, Finance of Alkermes plc, a global biopharmaceutical company. From June 2002 to September 2011, she served in a number of roles at Elan Corporation, plc, a neuroscience-based biotechnology company, culminating in her role as Vice President, Finance. Ms. Carr is a Fellow of the Institute of Chartered Accountants (Ireland) and received a Bachelor of Commerce from the National University of Ireland, Galway. There are no family relationships among Ms. Carr and any of our other executive officers or directors.
In connection with her appointment as our Principal Accounting Officer, Ms. Carr received an increase in her annual base salary to 275,000 Euros and an increase in her annual cash bonus target percentage under the Company’s cash bonus plan to 40% of her annual base salary, which bonus plan is described under the heading “Executive Compensation” in our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on June 14, 2019, or our 2019 proxy statement. In connection with her appointment, Ms. Carr received an RSU award covering 1,200 of our ordinary shares under our 2011 Equity Incentive Plan, or 2011 EIP, which 2011 EIP is described under the heading “Executive Compensation” in our 2019 proxy statement, and the standard form of award agreement thereunder. The RSU award granted to Ms. Carr will vest in four equal annual installments from the vesting commencement date of August 5, 2019. On February 28, 2019, similar to our other employees, she received her 2019 annual equity awards under our 2011 EIP and the standard forms of award agreement thereunder. Her 2019 equity awards consisted of a stock option award to purchase 4,250 of our ordinary shares and an RSU award covering 1,700 of our ordinary shares, in each case under the 2011 EIP and the standard forms of award agreements thereunder. The stock option award carries an exercise price of $140.03, equal to the fair market value of our ordinary shares on the grant date, with the ordinary shares subject to the option vesting over four years, with 25% vesting one year after the grant date and the remainder vesting in equal monthly installments thereafter. The RSU award granted to Ms. Carr will vest in four equal annual installments from the vesting commencement date of March 5, 2019. Similar to certain other officers who are not employed by our U.S. affiliates, Ms. Carr receives change in control and severance benefits comparable to those of our U.S. executive officers under our Amended and Restated Executive Change in Control and Severance Benefit Plan as described under the heading “Executive Compensation” in our 2019 proxy statement.
In connection with her appointment, we expect that Ms. Carr will enter into our standard indemnification agreement which requires us, under the circumstances and to the extent provided for therein, to indemnify Ms. Carr to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by Ms. Carr as a result of Ms. Carr being made a party to certain actions, suits, proceedings and other actions by reason of the fact that Ms. Carr is or was a director, officer, employee, consultant, agent or fiduciary of Jazz Pharmaceuticals plc or any of its subsidiaries or other affiliated enterprises.
Results of Matters Presented at the 2019 Annual General Meeting of Shareholders
On August 1, 2019, we held our 2019 annual general meeting of shareholders, or the annual meeting, at our corporate headquarters in Dublin, Ireland. At the annual meeting, our shareholders voted on three proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 14, 2019, or the Proxy Statement. The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 48,502,372 of the 56,635,552 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect by separate resolutions each of the four nominees for director named below to hold office until our 2022 annual general meeting of shareholders. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Paul L. Berns	43,681,364	1,778,547	10,352	3,032,109
Patrick G. Enright	43,407,466	2,052,285	10,512	3,032,109
Seamus Mulligan	43,662,917	1,772,520	34,826	3,032,109
Norbert G. Riedel	35,176,745	10,283,093	10,425	3,032,109

Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as the independent auditors of the company for the fiscal year ending December 31, 2019 and to authorize, in a binding vote, the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
47,922,470	567,853	12,049	—
Proposal 3
Proposal 3 was to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
41,000,402	4,403,926	65,935	3,032,109

Item 6.	Exhibits

Exhibit Number	Description of Document
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

10.1
Corporate Integrity Agreement, dated as of April 3, 2019, by and between Jazz Pharmaceuticals plc and the Office of Inspector General of the United States Department of Health and Human Services (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.2
Settlement Agreement, dated as of April 4, 2019, by and among United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Ltd. (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.3
Amendment No. 1 to Pharmacy Master Services Agreement, effective as of June 30, 2019, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.4+	Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019.
10.5+	Letter Agreement, dated as of June 10, 2019, by and between Jazz Pharmaceuticals, Inc. and Suzanne Sawochka Hooper.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: August 6, 2019

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew P. Young
Matthew P. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Senior Vice President, Finance (Principal Accounting Officer)