Form 10-Q
period 2019-09-30
Jazz Pharmaceuticals plc
filed 2019-11-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2019, 56,572,721 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Sunosi® (solriamfetol) and FazaClo® (clozapine, USP). This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$795,175	$309,622
Investments	275,000	515,000
Accounts receivable, net of allowances	267,031	263,838
Inventories	71,108	52,956
Prepaid expenses	30,841	25,017
Other current assets	81,401	67,572
Total current assets	1,520,556	1,234,005
Property, plant and equipment, net	129,472	200,358
Operating lease assets	141,878	—
Intangible assets, net	2,593,030	2,731,334
Goodwill	906,725	927,630
Deferred tax assets, net	183,944	57,879
Deferred financing costs	7,971	9,589
Other non-current assets	44,274	42,696
Total assets	$5,527,850	$5,203,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,104	$40,602
Accrued liabilities	238,740	264,887
Current portion of long-term debt	33,387	33,387
Income taxes payable	43,488	1,197
Deferred revenue	4,720	5,414
Total current liabilities	390,439	345,487
Deferred revenue, non-current	6,041	9,581
Long-term debt, less current portion	1,570,781	1,563,025
Operating lease liabilities, less current portion	153,434	—
Deferred tax liabilities, net	250,167	309,097
Other non-current liabilities	102,583	218,879
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,209,156	2,113,630
Accumulated other comprehensive loss	(259,442)	(197,791)
Retained earnings	1,104,158	841,050
Total shareholders’ equity	3,054,405	2,757,422
Total liabilities and shareholders’ equity	$5,527,850	$5,203,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$532,321	$465,197	$1,559,075	$1,402,139
Royalties and contract revenues	5,381	4,176	20,946	12,326
Total revenues	537,702	469,373	1,580,021	1,414,465
Operating expenses:
Cost of product sales (excluding amortization of intangible assets)	31,400	26,574	92,582	95,207
Selling, general and administrative	178,706	155,873	522,667	521,665
Research and development	79,855	51,160	202,344	169,959
Intangible asset amortization	62,863	46,989	181,324	154,955
Impairment charges	—	—	—	42,896
Acquired in-process research and development	51,775	—	109,975	—
Total operating expenses	404,599	280,596	1,108,892	984,682
Income from operations	133,103	188,777	471,129	429,783
Interest expense, net	(17,861)	(18,920)	(54,017)	(59,171)
Foreign exchange loss	(1,033)	(756)	(3,577)	(5,181)
Loss on extinguishment and modification of debt	—	—	—	(1,425)
Income before income tax provision (benefit) and equity in loss of investees	114,209	169,101	413,535	364,006
Income tax provision (benefit)	10,903	19,348	(38,631)	75,018
Equity in loss of investees	1,030	437	2,791	1,360
Net income	$102,276	$149,316	$449,375	$287,628

Net income per ordinary share:
Basic	$1.80	$2.47	$7.90	$4.78
Diluted	$1.78	$2.41	$7.80	$4.68
Weighted-average ordinary shares used in per share calculations - basic	56,674	60,476	56,860	60,196
Weighted-average ordinary shares used in per share calculations - diluted	57,438	61,857	57,647	61,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$102,276	$149,316	$449,375	$287,628
Other comprehensive loss:
Foreign currency translation adjustments	(48,448)	(11,984)	(56,271)	(43,945)
Unrealized gain (loss) on hedging activities, net of income tax (benefit) provision of ($80), $107, ($769) and $758, respectively	(558)	746	(5,380)	5,304
Other comprehensive loss	(49,006)	(11,238)	(61,651)	(38,641)
Total comprehensive income	$53,270	$138,078	$387,724	$248,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	54	—	—	—	—	3,057	—	—	3,057
Issuance of ordinary shares in conjunction with vesting of restricted stock units	203	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,810)	—	—	(13,810)
Share-based compensation	—	—	—	—	—	27,861	—	—	27,861
Shares repurchased	(858)	—	—	—	—	—	—	(111,249)	(111,249)
Other comprehensive loss	—	—	—	—	—	—	(22,883)	—	(22,883)
Net income	—	—	—	—	—	—	—	85,201	85,201
Balance at March 31, 2019	56,903	$6	4,000	$55	$472	$2,130,738	$(220,674)	$819,850	$2,730,447
Issuance of ordinary shares in conjunction with exercise of share options	98	—	—	—	—	7,033	—	—	7,033
Issuance of ordinary shares under employee stock purchase plan	57	—	—	—	—	6,032	—	—	6,032
Issuance of ordinary shares in conjunction with vesting of restricted stock units	15	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,003)	—	—	(1,003)
Share-based compensation	—	—	—	—	—	28,658	—	—	28,658
Shares repurchased	(447)	—	—	—	—	—	—	(59,869)	(59,869)
Other comprehensive income	—	—	—	—	—	—	10,238	—	10,238
Net income	—	—	—	—	—	—	—	261,898	261,898
Balance at June 30, 2019	56,626	$6	4,000	$55	$472	$2,171,458	$(210,436)	$1,021,879	$2,983,434
Issuance of ordinary shares in conjunction with exercise of share options	110	—	—	—	—	9,968	—	—	9,968
Issuance of ordinary shares in conjunction with vesting of restricted stock units	32	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,087)	—	—	(1,087)
Share-based compensation	—	—	—	—	—	28,817	—	—	28,817
Shares repurchased	(149)	—	—	—	—	—	—	(19,997)	(19,997)
Other comprehensive loss	—	—	—	—	—	—	(49,006)	—	(49,006)
Net income	—	—	—	—	—	—	—	102,276	102,276
Balance at September 30, 2019	56,619	$6	4,000	$55	$472	$2,209,156	$(259,442)	$1,104,158	$3,054,405

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	59,898	$6	4,000	$55	$472	$1,935,486	$(140,878)	$917,956	$2,713,097
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	53	(351)	(298)
Issuance of ordinary shares in conjunction with exercise of share options	133	—	—	—	—	10,588	—	—	10,588
Issuance of ordinary shares in conjunction with vesting of restricted stock units	195	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(14,594)	—	—	(14,594)
Share-based compensation	—	—	—	—	—	24,276	—	—	24,276
Shares repurchased	(237)	—	—	—	—	—	—	(34,546)	(34,546)
Other comprehensive income	—	—	—	—	—	—	42,057	—	42,057
Net income	—	—	—	—	—	—	—	45,991	45,991
Balance at March 31, 2018	59,989	$6	4,000	$55	$472	$1,955,756	$(98,768)	$929,050	$2,786,571
Issuance of ordinary shares in conjunction with exercise of share options	457	—	—	—	—	51,023	—	—	51,023
Issuance of ordinary shares under employee stock purchase plan	59	—	—	—	—	5,447	—	—	5,447
Issuance of ordinary shares in conjunction with vesting of restricted stock units	16	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,429)	—	—	(1,429)
Share-based compensation	—	—	—	—	—	26,294	—	—	26,294
Shares repurchased	(135)	—	—	—	—	—	—	(21,015)	(21,015)
Other comprehensive loss	—	—	—	—	—	—	(69,460)	—	(69,460)
Net income	—	—	—	—	—	—	—	92,321	92,321
Balance at June 30, 2018	60,386	$6	4,000	$55	$472	$2,037,091	$(168,228)	$1,000,356	$2,869,752
Issuance of ordinary shares in conjunction with exercise of share options	133	—	—	—	—	16,998	—	—	16,998
Issuance of ordinary shares in conjunction with vesting of restricted stock units	30	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,169)	—	—	(1,169)
Share-based compensation	—	—	—	—	—	25,112	—	—	25,112
Shares repurchased	(128)	—	—	—	—	—	—	(21,454)	(21,454)
Other comprehensive loss	—	—	—	—	—	—	(11,238)	—	(11,238)
Net income	—	—	—	—	—	—	—	149,316	149,316
Balance at September 30, 2018	60,421	$6	4,000	$55	$472	$2,078,032	$(179,466)	$1,128,218	$3,027,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$449,375	$287,628
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	181,324	154,955
Share-based compensation	84,626	75,718
Impairment charges	—	42,896
Depreciation	10,885	11,363
Acquired in-process research and development	109,975	—
Loss on disposal of assets	8	652
Deferred tax benefit	(167,935)	(44,658)
Provision for losses on accounts receivable and inventory	3,847	4,734
Loss on extinguishment and modification of debt	—	1,425
Amortization of debt discount and deferred financing costs	34,415	32,669
Other non-cash transactions	(4,437)	6,970
Changes in assets and liabilities:
Accounts receivable	(4,307)	(55,518)
Inventories	(23,028)	(7,583)
Prepaid expenses and other current assets	(22,858)	6,989
Other non-current assets	2,251	(244)
Operating lease assets	10,919	—
Accounts payable	29,104	10,116
Accrued liabilities	(37,369)	65,074
Income taxes payable	42,813	(13,999)
Deferred revenue	(4,234)	(5,623)
Other non-current liabilities	(3,634)	7,244
Operating lease liabilities, less current portion	(3,137)	—
Net cash provided by operating activities	688,603	580,808
Investing activities
Proceeds from maturity of investments	820,000	565,000
Net proceeds from sale of assets	—	48,092
Purchases of property, plant and equipment	(32,998)	(15,221)
Asset acquisition, net of cash acquired	(55,074)	—
Acquired in-process research and development	(61,700)	—
Acquisition of intangible assets	(80,500)	(111,100)
Acquisition of investments	(585,975)	(921,250)
Net cash provided by (used in) investing activities	3,753	(434,479)
Financing activities
Proceeds from employee equity incentive and purchase plans	26,090	84,056
Payment of employee withholding taxes related to share-based awards	(15,900)	(17,192)
Repayments of long-term debt	(25,040)	(17,370)
Share repurchases	(191,115)	(77,015)
Proceeds from tenant improvement allowance on build-to-suit lease	—	1,253
Payment of debt modification costs	—	(6,406)
Net cash used in financing activities	(205,965)	(32,674)
Effect of exchange rates on cash and cash equivalents	(838)	(672)
Net increase in cash and cash equivalents	485,553	112,983
Cash and cash equivalents, at beginning of period	309,622	386,035
Cash and cash equivalents, at end of period	$795,175	$499,018

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
Our lead marketed products are:

•
Sunosi® (solriamfetol), our newest lead marketed product launched in July 2019 and approved in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness, or EDS, associated with narcolepsy or obstructive sleep apnea. We are also seeking approval for Sunosi in Europe and submitted a marketing authorization application to the European Medicines Agency in the fourth quarter of 2018;

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia who have developed hypersensitivity to E. coli-derived asparaginase; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes.

In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy and presented additional results from this study publicly at an international medical conference in September 2019. We expect to submit a new drug application, or NDA, for this product in January 2020 and plan to redeem our priority review voucher in connection with this submission.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for any other interim period or for any future period.
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

Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, including, without limitation, the introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy, such as pitolisant, which was approved by FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy, and our recently-launched product, Sunosi; the introduction of a generic version of Xyrem in the U.S. market before the entry dates specified in our settlements with the abbreviated new drug application, or ANDA, filers or on terms that are different from those contemplated by the settlement agreements; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including pressure to agree to new or additional discounts, rebates or restrictive pricing terms for Xyrem; changes in healthcare laws and policy, including changes in requirements for patient assistance programs, rebates, reimbursement and coverage by federal healthcare programs, and changes resulting from increased scrutiny on pharmaceutical pricing and risk evaluation and mitigation strategy, or REMS, programs by government entities; changes to or uncertainties around our Xyrem REMS, or any failure to comply with our REMS obligations to the satisfaction of the FDA; challenges to our intellectual property around Xyrem, including the possibility of new ANDA or NDA filers or new post-grant patent review proceedings; operational disruptions at the Xyrem central pharmacy; any supply or manufacturing problems, including any problems with our sole source Xyrem active pharmaceutical ingredient, or API, provider; continued acceptance of Xyrem by physicians and patients, including as a result of negative publicity that surfaces from time to time; and changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem.
In addition to risks related specifically to Xyrem, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: effectively commercializing our other products, including effectively launching and commercializing new products such as our recently-launched product Sunosi; competition; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; regulatory approval and successful launch of our late-stage product candidates; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the regulatory approval process; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.

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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2019, we had foreign exchange forward contracts with notional amounts totaling $226.1 million. As of September 30, 2019, the outstanding foreign exchange forward contracts had a net liability fair value of $0.7 million. As of September 30, 2019, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $2.1 million as of September 30, 2019. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of September 30, 2019 and December 31, 2018, allowances on receivables were not material. As of September 30, 2019, two customers accounted for 88% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or Express Scripts, the central pharmacy for Xyrem, which accounted for 83% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 5% of gross accounts receivable. As of December 31, 2018, two customers accounted for 89% of gross accounts receivable, Express Scripts, which accounted for 74% of gross accounts receivable, and McKesson, which accounted for 15% of gross accounts receivable.
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

2. Collaboration and License Agreement and Asset Acquisition
Collaboration and License Agreement
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
As part of the agreement, we paid Codiak an upfront payment of $56.0 million in January 2019, which was recorded as acquired IPR&D expense in our condensed consolidated statements of income for the nine months ended September 30, 2019. Codiak is eligible to receive up to $20 million in preclinical development milestone payments across all five programs.  Codiak is also eligible to receive milestone payments totaling up to $200 million per target based on investigational new drug application acceptance, clinical and regulatory milestones, including approvals in the U.S., the European Union and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product.
Asset Acquisition
On August 12, 2019, we announced the acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million.  As a result of the acquisition, we added CX-8998, now named JZP-385, a modulator of T-type calcium channels, for the potential treatment of essential tremor, to our clinical pipeline. The acquisition of Cavion was accounted for as an asset acquisition because it did not meet the definition of a business.
The following table summarizes the total consideration for the acquisition and the value of assets acquired and liabilities assumed (in thousands):

Consideration
Upfront payment for acquisition of Cavion's outstanding shares	$52,500
Cash acquired	397
Working capital adjustment	(255)
Transaction costs	2,829
Total consideration	$55,471

Assets Acquired and Liabilities Assumed
Cash	$397
In-process research and development	48,275
Deferred tax assets	7,995
Other assets and liabilities	(1,196)
Total net assets acquired	$55,471

The value attributed to in-process research and development relates to JZP-385 and was expensed as it was determined to have no alternative future use.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$297,243	$—	$—	$297,243	$297,243	$—
Time deposits	530,000	—	—	530,000	255,000	275,000
Money market funds	242,932	—	—	242,932	242,932	—
Totals	$1,070,175	$—	$—	$1,070,175	$795,175	$275,000

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,606	$—	$—	$215,606	$215,606	$—
Time deposits	515,000	—	—	515,000	—	515,000
Money market funds	94,016	—	—	94,016	94,016	—
Totals	$824,622	$—	$—	$824,622	$309,622	$515,000

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

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2019 and December 31, 2018 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$530,000	$530,000	$—	$515,000	$515,000
Money market funds	242,932	—	242,932	94,016	—	94,016
Interest rate contracts	—	1	1	—	4,070	4,070
Foreign exchange forward contracts	—	1,008	1,008	—	1,194	1,194
Totals	$242,932	$531,009	$773,941	$94,016	$520,264	$614,280
Liabilities:
Interest rate contracts	$—	$2,082	$2,082	$—	$—	$—
Foreign exchange forward contracts	—	1,676	1,676	—	1,460	1,460
Totals	$—	$3,758	$3,758	$—	$1,460	$1,460

As of September 30, 2019, our available-for-sale securities included time deposits and money market funds, and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2019, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in December 2018.

As of September 30, 2019, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $576 million and $554 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of September 30, 2019 and December 31, 2018, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2019	2018	2019	2018
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(322)	$876	$(4,361)	$5,285
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	(236)	(130)	(1,019)	19

Assuming no change in LIBOR-based interest rates from market rates as of September 30, 2019, $0.7 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2019 and December 31, 2018, the notional amount of foreign exchange contracts where hedge accounting is not applied was $226.1 million and $271.5 million, respectively.
The foreign exchange loss in our condensed consolidated statements of income included the following losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2019	2018	2019	2018
Loss recognized in foreign exchange loss	$7,430	$2,409	$10,718	$10,896

The cash flow effects of our derivative contracts for the nine months ended September 30, 2019 and 2018 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The following tables summarize the fair value of outstanding derivatives (in thousands):

	September 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1	Accrued liabilities	$751
			Other non-current liabilities	1,331
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,008	Accrued liabilities	1,676
Total fair value of derivative instruments		$1,009		$3,758

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1,929	Accrued liabilities	$—
	Other non-current assets	2,141
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,194	Accrued liabilities	1,460
Total fair value of derivative instruments		$5,264		$1,460

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

	September 30, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,009	$—	$1,009	$(772)	$—	$237
Derivative liabilities	(3,758)	—	(3,758)	772	—	(2,986)

	December 31, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$5,264	$—	$5,264	$(935)	$—	$4,329
Derivative liabilities	(1,460)	—	(1,460)	935	—	(525)

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$11,653	$10,895
Work in process	33,935	20,743
Finished goods	25,520	21,318
Total inventories	$71,108	$52,956

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$927,630
Foreign exchange	(20,905)
Balance at September 30, 2019	$906,725

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2019				December 31, 2018
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.5	$3,136,957	$(790,075)	$2,346,882	$3,110,641	$(632,413)	$2,478,228
Priority review voucher		111,101	—	111,101	111,101	—	111,101
Manufacturing contracts	—	11,656	(11,656)	—	12,256	(12,256)	—
Trademarks	—	2,881	(2,881)	—	2,896	(2,896)	—
Total finite-lived intangible assets		3,262,595	(804,612)	2,457,983	3,236,894	(647,565)	2,589,329
Acquired IPR&D assets		135,047	—	135,047	142,005	—	142,005
Total intangible assets		$3,397,642	$(804,612)	$2,593,030	$3,378,899	$(647,565)	$2,731,334

The increase in the gross carrying amount of intangible assets as of September 30, 2019 compared to December 31, 2018 reflects the capitalization of milestone payments triggered by FDA approval of Sunosi in March 2019 and subsequent U.S. Drug Enforcement Agency scheduling in June 2019, partially offset by the negative impact of foreign currency translation adjustments due to the weakening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. We reduced the estimated remaining useful life of the Erwinaze intangible asset due to the receipt of a contract termination notice from Porton Biopharma Limited in February 2019. The reduction in the estimated remaining useful life increased intangible asset amortization expense by $15.0 million and $40.1 million, reduced net income by $10.2 million and $27.3 million, reduced basic net income per ordinary share by $0.18 and $0.48, and reduced diluted net income per ordinary share by $0.18 and $0.47 during the three and nine months ended September 30, 2019, respectively.

Based on finite-lived intangible assets recorded as of September 30, 2019, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019 (remainder)	$173,131
2020	246,957
2021	201,390
2022	157,785
2023	157,785
Thereafter	1,520,935
Total	$2,457,983

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$49,614	$33,273
Land and buildings	46,555	46,650
Computer software	28,529	19,062
Manufacturing equipment and machinery	27,321	25,837
Computer equipment	13,364	13,679
Furniture and fixtures	11,095	8,155
Construction-in-progress	5,849	51,243
Build-to-suit facility	—	52,067
Subtotal	182,327	249,966
Less accumulated depreciation and amortization	(52,855)	(49,608)
Property, plant and equipment, net	$129,472	$200,358

The decrease in the carrying amount of construction-in-progress and build-to-suit facility assets as of September 30, 2019 compared to December 31, 2018 reflects the de-recognition of assets related to build-to-suit facility leases on adoption of ASU No. 2016-02.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Rebates and other sales deductions	$86,191	$86,495
Employee compensation and benefits	64,595	58,543
Current portion of operating lease liabilities	11,713	—
Inventory-related accruals	10,433	8,753
Clinical trial accruals	7,973	5,904
Selling and marketing accruals	6,705	6,780
Royalties	6,074	2,679
Professional fees	4,213	2,333
Accrued construction-in-progress	3,070	1,065
Sales returns reserve	2,872	2,510
Accrued interest	2,539	7,407
Derivative instrument liabilities	2,427	1,460
Accrued loss contingency	—	58,154
Other	29,935	22,804
Total accrued liabilities	$238,740	$264,887

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2019	December 31, 2018
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(44,566)	(60,910)
2021 Notes, net	530,434	514,090

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(123,310)	(138,914)
2024 Notes, net	451,690	436,086

Term loan	622,044	646,236
Total debt	1,604,168	1,596,412
Less current portion	33,387	33,387
Total long-term debt	$1,570,781	$1,563,025

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
As of September 30, 2019, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2019 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2019 (remainder)	$8,347
2020	33,387
2021	608,387
2022	33,387
2023	517,494
Thereafter	575,000
Total	$1,776,002

10. Leases
The components of the lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5,746	$17,672
Short-term lease cost	396	1,616
Variable lease cost	—	4
Sublease income	(158)	(478)
Net lease cost	$5,984	$18,814

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$141,878

Liabilities
Current
Operating lease liabilities	Accrued liabilities	11,713
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	153,434
Total operating lease liabilities		$165,147

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term - operating leases (years)	10.0
Weighted-average discount rate - operating leases	5.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,758
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$153,048
_____________________________

(1)	Includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02.

Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2019 (remainder)	$4,531
2020	20,954
2021	20,843
2022	20,889
2023	21,260
Thereafter	128,294
Total lease payments	$216,771
Less imputed interest	(51,624)
Present value of lease liabilities	$165,147

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2019 and December 31, 2018. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Lease and Other Commitments
Operating Leases. We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force. Refer to Note 10 for details of the maturity of our operating lease liabilities.
Other Commitments. As of September 30, 2019, we had $79.8 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.

Legal Proceedings
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we are authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized to $1.02 billion. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the nine months ended September 30, 2019, we spent a total of $191.1 million to purchase 1.5 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $131.48 per share. All ordinary shares repurchased were canceled. As of September 30, 2019, the remaining amount authorized under the share repurchase program was $188.1 million. In October 2019, our board of directors authorized the additional repurchase of shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$3,557	$(201,348)	$(197,791)
Other comprehensive loss before reclassifications	(4,361)	(56,271)	(60,632)
Amounts reclassified from accumulated other comprehensive loss	(1,019)	—	(1,019)
Other comprehensive loss, net	(5,380)	(56,271)	(61,651)
Balance at September 30, 2019	$(1,823)	$(257,619)	$(259,442)

During the nine months ended September 30, 2019, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

13. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$102,276	$149,316	$449,375	$287,628
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	56,674	60,476	56,860	60,196
Dilutive effect of employee equity incentive and purchase plans	764	1,381	787	1,297
Weighted-average ordinary shares used in per share calculations - diluted	57,438	61,857	57,647	61,493

Net income per ordinary share:
Basic	$1.80	$2.47	$7.90	$4.78
Diluted	$1.78	$2.41	$7.80	$4.68

Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and nine months ended September 30, 2019 and 2018 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Exchangeable Senior Notes	5,504	5,504	5,504	5,504
Options, RSUs and ESPP	5,062	2,244	5,084	2,975

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Xyrem	$425,644	$357,251	$1,207,173	$1,030,036
Erwinaze/Erwinase	34,024	41,134	122,545	150,474
Defitelio/defibrotide	37,604	36,177	125,159	111,736
Vyxeos	29,581	21,038	89,886	75,217
Sunosi	987	—	987	—
Other	4,481	9,597	13,325	34,676
Product sales, net	532,321	465,197	1,559,075	1,402,139
Royalties and contract revenues	5,381	4,176	20,946	12,326
Total revenues	$537,702	$469,373	$1,580,021	$1,414,465
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$492,366	$429,729	$1,436,160	$1,290,775
Europe	35,037	30,816	106,956	94,165
All other	10,299	8,828	36,905	29,525
Total revenues	$537,702	$469,373	$1,580,021	$1,414,465

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Express Scripts	79%	76%	76%	73%
McKesson	12%	15%	14%	18%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of September 30, 2019 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.2 million and $4.2 million during the three and nine months ended September 30, 2019, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.

The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the nine months ended September 30, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$14,995
Amount recognized within royalties and contract revenues	(4,234)
Balance as of September 30, 2019	$10,761

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$20,302	$18,978	$61,357	$57,012
Research and development	6,498	4,600	17,917	13,684
Cost of product sales	1,985	1,525	5,352	5,022
Total share-based compensation expense, pre-tax	28,785	25,103	84,626	75,718
Income tax benefit from share-based compensation expense	(4,106)	(3,552)	(12,246)	(12,066)
Total share-based compensation expense, net of tax	$24,679	$21,551	$72,380	$63,652

Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares underlying options granted (in thousands)	198	117	1,597	1,349
Grant date fair value	$40.62	$53.93	$42.32	$46.95
Black-Scholes option pricing model assumption information:
Volatility	33%	32%	32%	35%
Expected term (years)	4.5	4.5	4.5	4.5
Range of risk-free rates	1.5-1.7%	2.7-2.8%	1.5-2.5%	2.2-2.8%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RSUs granted (in thousands)	80	71	642	564
Grant date fair value	$135.90	$174.73	$138.50	$145.59

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.

As of September 30, 2019, compensation cost not yet recognized related to unvested share options and RSUs was $92.2 million and $116.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years.

16. Income Taxes
Our income tax provision was $10.9 million in the three months ended September 30, 2019 and our income tax benefit was $38.6 million in the nine months ended September 30, 2019, compared to an income tax provision of $19.3 million and $75.0 million for the same periods in 2018. The effective tax rates were 9.5% and (9.3)% in the three and nine months ended September 30, 2019, respectively, compared to 11.4% and 20.6% for the same periods in 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the release of reserves related to unrecognized tax benefits upon expiration of a statute of limitations. The income tax benefit for the nine months ended September 30, 2019 includes a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The decrease in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impairment charge recognized on the Prialt assets held for sale and the impact of the loss contingency expense in 2018. The effective tax rate for the three months ended September 30, 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the release of reserves related to unrecognized tax benefits upon expiration of a statute of limitations. The effective tax rate for the nine months ended September 30, 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland and the U.S. (both at the federal level and in various state jurisdictions). In Ireland, we are no longer subject to income tax audits by taxing authorities for the years prior to 2014. The U.S. jurisdictions generally have statutes of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2015 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017 and by the Italian tax authorities for the year ended December 31, 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013, and in December 2018 and September 2019, we received proposed tax assessments notices from the French tax authorities for 2015, 2016 and 2017, relating to certain transfer pricing adjustments. The notices provide for additional French tax of approximately $41 million for 2012 and 2013 and approximately $12 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at September 30, 2019. We disagree with the assessments and are contesting them vigorously.

17. Subsequent Event
In October 2019, we notified the FDA of our intention to redeem our priority review voucher for the planned NDA submission for JZP-258 in January 2020. As a result of this notification, we expect to amortize the cost of the priority review voucher intangible asset, of $111.1 million, in full in the fourth quarter of 2019.

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
Our lead marketed products are:

•
Sunosi® (solriamfetol), our newest lead marketed product launched in July 2019 and approved in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness, or EDS, associated with narcolepsy or obstructive sleep apnea, or OSA. We are also seeking approval for Sunosi in Europe and submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the fourth quarter of 2018;

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes.

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

In the three and nine months ended September 30, 2019, our total net product sales increased by 14% and 11%, respectively, compared to the same periods in 2018, primarily due to an increase in Xyrem net product sales. We expect total net product sales to increase in 2019 over 2018, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio. Our ability to increase net product sales is subject to a number of risks and uncertainties as set forth below and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. For additional information regarding our net product sales, see “—Results of Operations.”
Significant Developments Affecting Our Business During the Quarter
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
In August 2019, we announced the acquisition of Cavion, Inc., a clinical-stage biotechnology company, or Cavion, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million. As a result of the acquisition, we added CX-8998, now named JZP-385, a modulator of T-type calcium channels, for the potential treatment of essential tremor, to our clinical pipeline. The acquisition of Cavion was accounted for as an asset acquisition because it did not meet the definition of a business.
In the third quarter of 2019, we began executing agreements with payor organizations, including pharmacy benefit managers, or PBMs, to ensure patient access for our products, including Sunosi and Xyrem, and to support the long-term success of our sleep franchise. These agreements include terms related to the payment of rebates and/or administrative fees on these products.
Continued Emphasis on Research and Development
During the nine months ended September 30, 2019, we continued our focus on research and development activities, all in our sleep and hematology/oncology therapeutic areas.
Our recent research and development activities included the following developments:

•	In July 2019, we announced that we are pursuing development activities for Sunosi for the potential treatment of EDS in patients with major depressive disorder;

•
In August 2019, we announced that, based on the results of a Phase 1 clinical trial, we plan to commence a single-arm, pivotal Phase 2/3 clinical trial of JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma, or LBL, by the end of 2019. In October 2019, the FDA granted Fast Track designation to JZP-458 for the treatment of ALL/LBL; and

•
In October 2019, we announced enrollment of the first patient in an exploratory Phase 2 clinical trial evaluating the ability of defibrotide to prevent neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma receiving chimeric antigen receptor T-cell, or CAR T-cell, therapy.

Below is a summary of ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Sleep/Neuroscience

Product Candidates	Description
Submitted for Regulatory Approval
Sunosi in the European Union, or EU	EDS in OSA and EDS in narcolepsy
Phase 3
JZP-258 (oxybate; 92% sodium reduction)	Cataplexy and EDS in narcolepsy
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Phase 2b
JZP-385 (CX-8998)	Essential tremor (planned study)
Preclinical
Oxybate once-nightly formulation	Narcolepsy

Hematology/Oncology

Product Candidates	Description
Phase 3
Defitelio	Prevention of VOD in high-risk patients following HSCT
Vyxeos	AML or high-risk myelodysplastic syndrome, or MDS (AML19 and AML 18) (cooperative group study)
Vyxeos	Newly diagnosed adults with standard- and high-risk AML (cooperative group study)
Vyxeos	Newly diagnosed pediatric patients (planned Children’s Oncology Group cooperative group study)
Phase 2/3
JZP-458 (recombinant Erwinia asparaginase)	ALL/LBL
Phase 2
Defitelio	Prevention of acute Graft versus Host Disease following allogeneic HSCT
Defitelio	Prevention of CAR T-cell therapy-associated neurotoxicity
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson Cancer Center, or MD Anderson, collaboration study)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study)
Vyxeos	R/R AML (Children’s Oncology Group cooperative group study)
Vyxeos	Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	High-risk AML (planned cooperative group study)
Phase 1
Vyxeos + gemtuzumab	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
Vyxeos + venetoclax	Low intensity therapy for first-line, unfit AML (Phase 1b study)
Vyxeos + various targeted agents	First-line, fit AML (planned Phase 1b study)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
IMGN632	CD123+ hematological malignancies (Jazz opt-in opportunity with ImmunoGen, Inc.)
IMGN632 +/- venetoclax/azacitidine	CD123+ AML (Jazz opt-in opportunity with ImmunoGen, Inc.; Phase 1b/2 study)
Preclinical
CombiPlex	Solid tumors candidate
CombiPlex	Hematology/oncology exploratory activities
JZP-341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Pfenex, Inc., or Pfenex)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex)
Defitelio	Exploratory activities
Exosome NRAS candidate	Hematological malignancies (collaboration with Codiak Biosciences, Inc., or Codiak)
Exosome STAT3 candidate	Hematological malignancies (collaboration with Codiak)
Exosome-based candidates	Solid tumors/hematological malignancies (collaboration with Codiak)
Pan-RAF inhibitor program	RAF and RAS mutant tumors (acquired from Redx, which is continuing development)
For the remainder of 2019 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for anticipated regulatory submissions and trial data read-outs, initiate and undertake additional clinical trials and related development work on our current portfolio of products including recent acquisitions and potentially acquire rights to additional product candidates. Our ability to continue to undertake our planned development activities, as well as the success of these activities, are subject to a number of risks and uncertainties, including the risk factors under the headings “Risks Related to Our Business” and “Risks Related to Our Industry” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Challenges, Risks and Trends Related to Our Business
Xyrem. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which were 80% and 77% of our net product sales for the three and nine months ended September 30, 2019, respectively, and 75% of our net product sales for the year ended December 31, 2018. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2019, and there is no guarantee that we will be able to make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem.
Although Xyrem is protected by patents covering its manufacture, formulation, distribution system and method of use, nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, the FDA has approved or tentatively approved three of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve additional ANDAs. In connection with the ANDA settlement agreements, we granted four of the ANDA filers the right to sell an authorized generic version of Xyrem, or an AG Product, and we granted each of the nine ANDA filers a license to launch its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances. In the absence of any circumstances triggering acceleration, the earliest launch of an AG Product would be January 1, 2023. For a further description of the settlement agreements, including a more complete description of potential dates of market entry for an AG Product(s) and generic sodium oxybate product(s) and circumstances that might trigger acceleration of such dates, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem would adversely affect sales of Xyrem” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
In addition to generic and authorized generic versions of Xyrem, we and others have launched and may in the future launch products as treatment options in cataplexy and/or EDS in patients with narcolepsy, including other branded sodium oxybate products and other new and existing branded market entrants. For example, Avadel Pharmaceuticals plc is conducting a Phase 3 clinical trial of a once-nightly formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and has indicated that it intends to seek approval of its product candidate in the U.S. under a Section 505(b)(2) new drug application, or NDA, approval pathway. Other companies may also develop a sodium oxybate or similar product using, for example, an alternative formulation or a different delivery technology and pursue a similar regulatory approval strategy in the future.
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem, could have the effect of changing treatment regimens and payor coverage of Xyrem, and indirectly materially and adversely affect sales of Xyrem. Prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. It is possible that additional branded or generic products that treat symptoms of narcolepsy will also be prescribed before or instead of Xyrem, or that payors will require patients to try such products before they will cover Xyrem, or that payors will exclude Xyrem from formulary coverage in favor of a newly-launched product. Our product Sunosi, which we launched in July 2019, is an example of a new market entrant recently approved by the FDA to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. In addition, Harmony Biosciences LLC recently announced that its product, pitolisant, was approved by the FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and is expected to be commercially available in the U.S. in the fourth quarter of 2019. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy.
The receipt of marketing approval and commercialization of an alternative product approved in the U.S. for the treatment of narcolepsy patients could negatively impact our ability to maintain and grow sales of Xyrem, including due to payor actions taken in response to the disruption of the narcolepsy market. This could have the additional impact of potentially triggering acceleration of market entry of the AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements. We expect that the approval and launch of any other sodium oxybate or alternative product that treats narcolepsy, or the launch of an AG Product or other generic version of Xyrem, could have a material adverse effect on our sales of and revenues from Xyrem and on our business, financial condition, results of operations and growth prospects.

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
Erwinaze/Erwinase. Sales of Erwinaze/Erwinase (which we refer to in this report as Erwinaze unless otherwise indicated or the context otherwise requires), were 6% and 8% of our net product sales for the three and nine months ended September 30, 2019, respectively, and 9% for the year ended December 31, 2018. Erwinaze is licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes our license to Erwinaze trademarks and manufacturing know-how, expires on December 31, 2020. We and PBL had been engaged in discussions related to entry into a replacement agreement to extend the term of our commercial relationship past 2020, but we did not reach agreement. Unless we and PBL enter into a new agreement, we will lose our rights to Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months. In such event, we may not be able to replace the product sales we would lose from Erwinaze, which in 2018 totaled $174.7 million, and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, we cannot predict whether and to what extent uncertainty related to our rights to, and availability of, Erwinaze after 2020 will negatively impact sales of and revenues from this product.
A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product adequate to meet market demand. All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product. In addition, PBL is subject to a January 2017 warning letter issued by the FDA citing significant violations of the FDA’s current Good Manufacturing Practices, or cGMP. PBL’s product quality and manufacturing issues have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions for the remainder of 2019 and in 2020.  These supply disruptions will continue to adversely impact our ability to generate sales of and revenues from Erwinaze and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Defitelio/defibrotide. Sales of Defitelio/defibrotide were 7% and 8% of our net product sales for the three and nine months ended September 30, 2019, respectively, and 8% for the year ended December 31, 2018. Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the continued availability of favorable pricing and adequate coverage and reimbursement, the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating VOD, and the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD diagnosis and demand for Defitelio). If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Vyxeos. Sales of Vyxeos were 6% of our net product sales for the three and nine months ended September 30, 2019 and 5% of our net product sales for the year ended December 31, 2018. We began selling Vyxeos in the U.S. in August 2017 following NDA approval. In August 2018, the European Commission, or EC, granted marketing authorization for Vyxeos. We are continuing our rolling launch of Vyxeos in the EU and are continuing to make pricing and reimbursement submissions in EU member states.
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
Sunosi/solriamfetol. The FDA approved Sunosi in March 2019, and we launched Sunosi in July 2019. In the fourth quarter of 2018, we submitted an MAA to the EMA for Sunosi. We cannot predict whether our Sunosi MAA will be approved in a timely manner, or at all. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including, among other things, market acceptance of Sunosi, including our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy with which physicians are more familiar; the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by government programs and other third party payors, including the impact of any delays in coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the FDA in the future and any such limitations that may be required by the EC or other regulatory authority on any approved labeling; delays or problems in the supply or manufacture of Sunosi; and our ability to satisfy the FDA’s post-marketing requirements and other post-marketing requirements or commitments, if any, imposed by the EC in connection with its potential marketing authorization. If we are unable to successfully launch and commercialize Sunosi in the U.S., if we are unable to obtain approval of our Sunosi MAA in a timely manner, or at all, if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, or if sales of Sunosi in the U.S. and in the EU (if approved) do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
JZP-258. In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy and presented additional data from this study publicly at an international medical conference in September 2019. We expect to submit an NDA for this product in January 2020 and plan to redeem our priority review voucher in connection with this submission. We cannot predict whether we will be able to submit our planned NDA in a timely manner or at all. Any failure or delay in successfully completing necessary clinical trials and conducting other activities, including chemistry, manufacturing and controls activities, that are required to complete our planned NDA submission and obtain regulatory approval, could materially and adversely affect our growth prospects. If we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment.
Other Challenges and Risks. We anticipate that we will continue to face a number of other challenges and risks to our business and our ability to execute our strategy for the remainder of 2019 and beyond. Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. In this regard, a key aspect of our growth strategy is our continued and growing investment in research and development activities. Our ability to successfully develop product candidates for one or more indications as well as our ability to identify new indications for existing products are subject to a number of risks and uncertainties, such as the difficulty and uncertainty of pharmaceutical product development and the uncertainty of clinical success, including the risk that results from preclinical studies and/or early clinical trials may not be predictive of results obtained in later and larger clinical trials. In addition, obtaining regulatory approval for product candidates is subject to the inherent uncertainty associated with the regulatory approval process, especially as we continue to increase investment in our product pipeline development projects and undertake planned regulatory submissions for our product candidates.
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
We are increasingly experiencing pressure from third party payors to agree to discounts, rebates or restrictive pricing terms for Xyrem.  We also need to obtain adequate formulary positions and reimbursement coverage for newly-launched products such as Sunosi.  Entering into agreements with payors or PBMs to ensure patient access may result in higher gross to net deductions for future periods for these products. We cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access to Xyrem, Sunosi or our other sleep franchise products.

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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Product sales, net	$532,321	$465,197	14%	$1,559,075	$1,402,139	11%
Royalties and contract revenues	5,381	4,176	29%	20,946	12,326	70%
Cost of product sales (excluding amortization of intangible assets)	31,400	26,574	18%	92,582	95,207	(3)%
Selling, general and administrative	178,706	155,873	15%	522,667	521,665	—%
Research and development	79,855	51,160	56%	202,344	169,959	19%
Intangible asset amortization	62,863	46,989	34%	181,324	154,955	17%
Impairment charges	—	—	N/A(1)	—	42,896	N/A(1)
Acquired in-process research and development	51,775	—	N/A(1)	109,975	—	N/A(1)
Interest expense, net	17,861	18,920	(6)%	54,017	59,171	(9)%
Foreign exchange loss	1,033	756	37%	3,577	5,181	(31)%
Loss on extinguishment and modification of debt	—	—	N/A(1)	—	1,425	N/A(1)
Income tax provision (benefit)	10,903	19,348	N/A(1)	(38,631)	75,018	N/A(1)
Equity in loss of investees	1,030	437	136%	2,791	1,360	105%
_____________________________

(1)	Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Xyrem	$425,644	$357,251	19%	$1,207,173	$1,030,036	17%
Erwinaze/Erwinase	34,024	41,134	(17)%	122,545	150,474	(19)%
Defitelio/defibrotide	37,604	36,177	4%	125,159	111,736	12%
Vyxeos	29,581	21,038	41%	89,886	75,217	20%
Sunosi	987	—	N/A(1)	987	—	N/A(1)
Other	4,481	9,597	(53)%	13,325	34,676	(62)%
Product sales, net	532,321	465,197	14%	1,559,075	1,402,139	11%
Royalties and contract revenues	5,381	4,176	29%	20,946	12,326	70%
Total revenues	$537,702	$469,373	15%	$1,580,021	$1,414,465	12%
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Price increases were instituted in July 2019 and January 2019. Xyrem product sales volume increased by 6% in the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily driven by an increase in the average number of patients on Xyrem. Erwinaze/Erwinase product sales decreased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to a decrease in product availability. Ongoing supply challenges at PBL continue to negatively impact our ability to supply the market. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions during 2019 and 2020. Defitelio/defibrotide product sales increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to higher sales volumes as a result of increased use by transplant centers that treat adult and pediatric patients. Vyxeos product sales increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 following the commercial launch in the EU in September 2018. Sunosi product sales in the three and nine months ended September 30, 2019 were $1.0 million following its U.S. launch in July 2019. Other product sales decreased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the sale of our rights to Prialt to TerSera Therapeutics LLC, or TerSera, in September 2018. We expect total product sales will increase in 2019 over 2018, primarily due to expected growth in sales of Xyrem, Vyxeos and Defitelio.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues to increase in 2019 compared to 2018, due to higher contract revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales increased in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to product mix. Cost of product sales decreased in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to product mix. Gross margin as a percentage of net product sales was 94.1% for the three and nine months ended September 30, 2019 compared to 94.3% and 93.2%, respectively, for the same periods in 2018. We do not expect our gross margin as a percentage of net product sales to change materially in 2019 compared to 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to higher expenses related to the launch of Sunosi in the U.S., an increase in compensation-related expenses driven by higher headcount, and an increase in other expenses related to the expansion and support of our business. Selling, general and administrative expenses in the nine months ended September 30, 2019 were in line with the same period in 2018 as higher expenses related to the launch of Sunosi in the U.S., an increase in compensation-related expenses driven by higher headcount, and an increase in other expenses related to the expansion and support of our business, were offset by a loss contingency of $57.0 million recorded in the 2018 period. In April 2019, we finalized a settlement agreement with the U.S. Department of Justice and the Office of Inspector General. For a further description of this matter, see the risk factors under the heading “Other Risks Related to Our Business and Industry” in Part II, Item 1A of this report. We expect selling, general and administrative expenses in 2019 to increase compared to 2018, primarily due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business including an increase in expenses related to the commercial launch of Sunosi in the U.S., the continuation of the commercial launch of Vyxeos in the EU and the preparation for the planned commercial launch of Sunosi in the EU.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Clinical studies and outside services	$33,753	$26,501	$97,018	$86,889
Personnel expenses	24,506	17,340	66,671	52,588
Milestone expense	11,000	—	11,000	11,000
Other	10,596	7,319	27,655	19,482
Total	$79,855	$51,160	$202,344	$169,959

Research and development expenses increased by $28.7 million and $32.4 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Clinical studies and outside services costs increased by $7.3 million and $10.1 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to an increase in expenses related to our ongoing pre-clinical and clinical development programs and regulatory activities. Personnel expenses increased by $7.2 million and $14.1 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in the three and nine months ended September 30, 2019 related to a milestone payable under the license and option agreement with Pfenex, which we entered into in July 2016 and amended in December 2017, for worldwide rights to develop and commercialize multiple early-stage hematology product candidates. Milestone expense of $11.0 million in the nine months ended September 30, 2018 related to milestone payments following FDA acceptance of our NDA for Sunosi in March 2018.

For the remainder of 2019 and beyond, we expect that our research and development expenses will continue to increase from historical levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work on our current portfolio of products including recent acquisitions and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of and regulatory submissions for our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Intangible Asset Amortization
Intangible asset amortization increased by $15.9 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019. Intangible asset amortization increased by $26.4 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset, partially offset by the cessation of amortization of the Prialt intangible asset following our entry into an Asset Purchase Agreement, or APA, with TerSera in 2018. Intangible asset amortization is expected to increase in 2019 compared to 2018 as a result of the amortization in full of our priority review voucher intangible asset in the fourth quarter of 2019 and the reduction in the estimated remaining useful life of the Erwinaze intangible asset.
Impairment Charges
In 2018, we entered into an APA with TerSera, pursuant to which TerSera purchased substantially all of the assets held by us related to Prialt. In connection with the entry into the APA, we reclassified the Prialt assets to be transferred to TerSera as assets held for sale and recorded these assets at fair value, less estimated sales costs, resulting in the recognition of an impairment charge of $42.9 million in the nine months ended September 30, 2018.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three months ended September 30, 2019 primarily related to the value attributed to JZP-385 in the acquisition of Cavion. Acquired IPR&D expense in the nine months ended September 30, 2019 primarily related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement and the value attributed to JZP-385 in the acquisition of Cavion.
Interest Expense, Net
Interest expense, net decreased by $1.1 million and $5.2 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher interest income. We expect interest expense, net will be lower in 2019 compared to 2018, primarily due to higher interest income.
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
Income Tax Provision (Benefit)
Our income tax provision was $10.9 million in the three months ended September 30, 2019 and our income tax benefit was $38.6 million in the nine months ended September 30, 2019, compared to an income tax provision of $19.3 million and $75.0 million for the same periods in 2018. The effective tax rates were 9.5% and (9.3)% in the three and nine months ended September 30, 2019, respectively, compared to 11.4% and 20.6% for the same periods in 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the release of reserves related to unrecognized tax benefits upon expiration of a statute of limitations. The income tax benefit for the nine months ended September 30, 2019 includes a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The decrease in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impairment charge recognized on the Prialt assets held for sale and the impact of the loss contingency expense in 2018. The effective tax rate for the three months ended September 30, 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the release of reserves related to unrecognized tax benefits upon expiration of a statute of limitations. The effective tax rate for the nine months ended September 30, 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of September 30, 2019, we had cash, cash equivalents and investments of $1.1 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $626.0 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021 and $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024. We generated cash flows from operations of $688.6 million during the nine months ended September 30, 2019, and we expect to continue to generate positive cash flows from operations for the remainder of 2019.
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
In November 2016, our board of directors authorized a new share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized to $1.02 billion. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our amended credit agreement, corporate and regulatory requirements and market conditions. The repurchase program may be modified, suspended or discontinued at any time without prior notice. In the nine months ended September 30, 2019, we spent a total of $191.1 million to purchase 1.5 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $131.48 per share. All ordinary shares repurchased were canceled. As of September 30, 2019, the remaining amount authorized under the share repurchase program was $188.1 million. In October 2019, our board of directors authorized the additional repurchase of shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$688,603	$580,808
Net cash provided by (used in) investing activities	3,753	(434,479)
Net cash used in financing activities	(205,965)	(32,674)
Effect of exchange rates on cash and cash equivalents	(838)	(672)
Net increase in cash and cash equivalents	$485,553	$112,983
Net cash provided by operating activities of $688.6 million for the nine months ended September 30, 2019 related to net income of $449.4 million, adjusted for acquired IPR&D expense of $110.0 million and non-cash items of $142.7 million primarily related to intangible asset amortization, share-based compensation expense and deferred income taxes, offset by a net cash outflow of $13.5 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $580.8 million for the nine months ended September 30, 2018 related to net income of $287.6 million, adjusted for non-cash items of $286.7 million primarily related to intangible asset amortization, share-based compensation expense, impairment charges and a net cash inflow of $6.5 million related to changes in operating assets and liabilities.
Net cash provided by investing activities for the nine months ended September 30, 2019 related to the net proceeds on maturity of investments of $234.0 million, partially offset by milestone payments of $80.5 million triggered by FDA approval of Sunosi in March 2019 and subsequent U.S. Drug Enforcement Agency scheduling in June 2019, upfront payments for acquired IPR&D of $61.7 million primarily related to our strategic collaboration agreement with Codiak, consideration, net of cash acquired of $55.1 million related to our acquisition of Cavion and purchases of property, plant and equipment of $33.0 million. Net cash used in investing activities for the nine months ended September 30, 2018 primarily related to the net acquisition of investments of $356.3 million, acquisition of intangible assets of $111.1 million related to the purchase of a priority review voucher and purchases of property, plant and equipment of $15.2 million, partially offset by net proceeds of $48.1 million from the sale of our rights to Prialt to TerSera.
Net cash used in financing activities for the nine months ended September 30, 2019 related to repurchase of ordinary shares under our share repurchase program of $191.1 million, repayment of our term loan principal of $25.0 million and payment of employee withholding taxes of $15.9 million related to share-based awards, partially offset by proceeds from employee equity incentive and purchase plans of $26.1 million. Net cash used in financing activities for the nine months ended September 30, 2018 related to repurchase of ordinary shares under our share repurchase program of $77.0 million, repayment of our term loan principal of $17.4 million, payment of employee withholding taxes of $17.2 million related to share-based awards and payment of debt modification costs of $6.4 million, partially offset by proceeds from employee equity incentive and purchase plans of $84.1 million and proceeds from tenant improvement allowance on a build-to-suit lease of $1.3 million.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2019, no amounts were outstanding under our revolving credit facility. During the nine months ended September 30, 2019, there were no material changes to our credit agreement and the Exchangeable Senior Notes, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations
During the three and nine months ended September 30, 2019, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
During the three and nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our chief executive officer, who is both our principal executive officer and interim principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on his evaluation, our chief executive officer, who is both our principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Limitations on the Effectiveness of Controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer, who is both our principal executive officer and interim principal financial officer, has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2019, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Xyrem® (sodium oxybate) oral solution is the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy. Xyrem is our largest selling product, and our financial results are significantly influenced by sales of Xyrem, which accounted for 80% and 77% of our net product sales for the three and nine months ended September 30, 2019, respectively, and 75% of our net product sales for the year ended December 31, 2018. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in July 2019, and there is no guarantee that we will be able to make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem.
Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties. The most important of these risks and uncertainties, any of which could have a material adverse effect on our sales of and revenue from Xyrem, are discussed in more detail in this Part II, Item 1A and include those related to:

•
the introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy, such as pitolisant, which was approved by FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy, and our recently-launched product, Sunosi® (solriamfetol);

•
the introduction of a generic version of Xyrem in the U.S. market before the entry dates specified in our settlements with the abbreviated new drug application, or ANDA, filers or on terms that are different from those contemplated by the settlement agreements;

•
increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including pressure to agree to new or additional discounts, rebates or restrictive pricing terms for Xyrem;

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
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem would adversely affect sales of Xyrem.
While Xyrem is currently the only product approved by the FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in patients with narcolepsy, we and others have launched and may in the future launch products as treatment options in cataplexy and/or EDS in narcolepsy, including other branded sodium oxybate products and other new and existing branded market entrants, that are competitive with Xyrem. In addition, Xyrem will face competition from generics and authorized generics. We expect that the approval and launch of any other sodium oxybate or alternative product that treats narcolepsy, or the launch of an authorized generic product, or AG Product, or other generic version of Xyrem, could have a material adverse effect on our sales of and revenues from Xyrem and on our business, financial condition, results of operations and growth prospects.
With respect to generic and authorized generic competition, nine companies sent us notices that they filed ANDAs with the FDA seeking approval to market a generic version of Xyrem, and we filed patent lawsuits against each of them, asserting that such generic products would violate our patents covering Xyrem. We have settled the patent litigation with all nine companies. In our settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC), or West-Ward, we granted West-Ward the right to sell an AG Product in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. These include circumstances related to the licensing or market entry of another generic sodium oxybate product, a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable, or a substantial reduction in Xyrem net sales over specified periods of time. West-Ward has a right to elect to continue to sell the West-Ward AG Product for a total of up to five years. We also granted West-Ward a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the West-Ward AG Product, but if it elects to begin selling its own generic product, it cannot continue to sell the West-Ward AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, including events related to the acceleration of West-Ward’s AG Product launch date, the earlier launch of another party’s AG Product, the launch of another generic sodium oxybate product or a final decision that all unexpired claims of the Xyrem patents are invalid and/or unenforceable. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including events related to the launch of another generic sodium oxybate product or a final decision that all unexpired claims of the Xyrem patents are not infringed, or are invalid and/or unenforceable. If an acceleration event occurs, then each of Amneal, Par and Lupin will have the option to elect to market its AG Product until December 31, 2025, but will not be entitled to market its AG Product and its own generic sodium oxybate product simultaneously. Under the terms of our settlement agreements, we are entitled to receive royalty and other revenue based on sales of AG Products. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the launch of another generic sodium oxybate product.
In order to launch a generic sodium oxybate product, an ANDA filer must obtain and maintain FDA approval of its ANDA. In January 2017, the FDA approved West-Ward’s ANDA and tentatively approved two additional ANDAs for generic sodium oxybate products, and we believe that it is likely that the FDA will approve or tentatively approve the additional ANDAs that have been filed.
Any ANDA holder launching an AG Product or another generic sodium oxybate product will independently establish the price of the AG Product and/or its own generic sodium oxybate product. Generic competition often results in decreases in the prices at which branded products can be sold. After any introduction of a generic product, whether or not it is an AG Product, a significant percentage of the prescriptions written for Xyrem may be filled with the generic product.  Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available.  This would result in reduction in sales of, and revenue from, Xyrem, although we would continue to receive royalty and other revenue based on sales of an AG Product in accordance with the terms of our settlement agreements. For more information on the impact of generic competition, see the risk factors under the heading “Adequate coverage and reimbursement from third party payors may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably” and “The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition” in this Part II, Item 1A.
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
Another circumstance that could trigger acceleration of West-Ward’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. For example, we are developing JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in adult patients with narcolepsy. In March 2019, we announced positive top-line results from a Phase 3 study of JZP-258. We expect to submit an NDA for this product in January 2020 and plan to redeem our priority review voucher in connection with this submission. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes, we believe that significantly lowering sodium intake would be beneficial for patients. Other companies may similarly develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem, which could lead to additional patent litigation or challenges. We are aware that Avadel Pharmaceuticals plc, or Avadel, is conducting a Phase 3 clinical trial of a once-nightly formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and has indicated that it intends to seek approval using the Section 505(b)(2) approval pathway. Approval and successful commercialization of JZP-258 or Avadel’s sodium oxybate formulation, or any other new non-generic sodium oxybate or other product for treatment of narcolepsy patients could negatively impact our ability to maintain and grow sales of Xyrem.
Although, as noted above, Xyrem is currently the only product approved by the FDA and marketed in the U.S. for the treatment of cataplexy associated with narcolepsy, we are aware that prescribers often prescribe branded or generic medications for cataplexy before prescribing or instead of prescribing Xyrem, and that payors often require patients to try such medications before they will cover Xyrem, even if they are not approved for this use. For example, prescribers often treat mild cataplexy with drugs that have not been approved by the FDA for this indication, including tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors. We are also aware that branded or generic stimulants may be prescribed off label for treatment of EDS in narcolepsy. Wake-promoting agents Provigil® (modafinil) and Nuvigil® (armodafinil), and their generic equivalents are approved for the treatment of EDS in narcolepsy and other conditions, and may be used in conjunction with or instead of Xyrem. Prescribers often prescribe these medications before prescribing or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. Payors could also choose to exclude Xyrem from formulary coverage in favor of a newly-launched product for the treatment of symptoms of narcolepsy, which could impact access to Xyrem, particularly for newly-diagnosed narcolepsy patients.
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
In addition to Xyrem, we are commercializing a portfolio of products, including our other lead marketed products, Erwinaze, Defitelio, Vyxeos and Sunosi. We are in the early stages of launching and commercializing Sunosi, which received FDA approval in March 2019 and was launched in the U.S. in July 2019. We are making significant investments in maximizing the value and therapeutic reach of Defitelio, Vyxeos and Sunosi by conducting additional research and development activities, which include generating additional supportive clinical data and seeking regulatory approval for new indications, as appropriate. Our inability to effectively commercialize Defitelio, Vyxeos and Sunosi and to maximize their potential where possible through successful research and development activities, and our inability to retain rights to Erwinaze after 2020 could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi) is a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase. Erwinaze is licensed from, and manufactured by, a single source, Porton

Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. In February 2019, we received a contract termination notice from PBL. As a result of our receipt of the contract termination notice, our license and supply agreement with PBL, which includes our license to Erwinaze trademarks and manufacturing know-how, will expire on December 31, 2020. We and PBL had been engaged in discussions related to entry into a replacement agreement to extend the term of our commercial relationship past 2020, but we did not reach agreement. Unless we and PBL enter into a new agreement, we will lose our rights to Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months. In such event, we may not be able to replace the product sales we would lose from Erwinaze, which in 2018 totaled $174.7 million, and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, we cannot predict whether and to what extent uncertainty related to our rights to, and availability of, Erwinaze after 2020 will negatively impact sales of and revenues from this product.
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

•	difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements;

•	potential competition from future biosimilar products;

•	PBL’s ability to meet the manufacturing post-marketing commitments imposed by the FDA in connection with its approval of our biologics license application, or BLA; and

•	any failure to comply with obligations under our agreement with PBL resulting in PBL claiming an uncured material breach.
If we fail to maintain revenue from sales of Erwinaze, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
To expand our asparaginase franchise beyond Erwinaze, we are pursuing activities related to the development of improved asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Pfenex, Inc., or Pfenex, which includes worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option to negotiate a license for a recombinant pegaspargase product candidate, and our agreement with XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates. Among the product candidates in collaboration with Pfenex is JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma for which we plan to commence a single-arm, pivotal Phase 2/3 clinical trial by the end of 2019. If these activities are unsuccessful, our growth prospects could be materially adversely affected.

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

•
the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in HSCT treatment protocols reduce the incidence of VOD diagnosis and demand for Defitelio);

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
To expand the potential of Defitelio, our clinical development strategy generally focuses on the prevention and treatment of serious diseases associated with endothelial cell damage, including an ongoing Phase 3 clinical trial in prevention of VOD in high-risk patients following HSCT, ongoing Phase 2 trials in prevention of acute Graft versus Host Disease following allogeneic HSCT, and an ongoing Phase 2 trial in prevention of chimeric antigen receptor T-cell, or CAR T-cell, therapy-associated neurotoxicity. In addition to clinical trials we are sponsoring, there are more than 20 investigator-sponsored trials ongoing in the U.S. and EU to evaluate defibrotide in multiple conditions. If these development activities are unsuccessful, our growth prospects could be materially adversely affected.
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
Vyxeos
Vyxeos® (daunorubicin and cytarabine) liposome for injection is a product approved in the U.S. in 2017 and in Europe in August 2018 (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or acute myeloid leukemia, or AML, with myelodysplasia-related changes, or AML-MRC. Our ability to realize the anticipated benefits from our investment in Vyxeos by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

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
Sunosi
Sunosi® (solriamfetol) is a product approved in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Sunosi was launched in the U.S. in July 2019, and our launch of this product is at an early stage. Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. For further discussion of the competition that Sunosi faces, see the risk factor under the heading “We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios” in this Part II, Item 1A.
We submitted a marketing authorization application, or MAA, for Sunosi for the potential treatment of EDS in adult patients with narcolepsy or OSA to the European Medicines Agency, or EMA, in the fourth quarter of 2018. We cannot predict whether our Sunosi MAA will be approved in a timely manner, or at all. If we fail to obtain approval for Sunosi in the EU, or if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, our growth prospects could be materially adversely affected.
In addition to challenges and uncertainties related to Sunosi competition and obtaining regulatory approval of Sunosi in the EU, our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the following as well as other risks and uncertainties described elsewhere in this Part II, Item 1A:

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
To expand the potential of Sunosi, our clinical development strategy is designed to target potential new indications for Sunosi for the potential treatment of EDS in other sleep or central nervous system disorders, including pursuing development activities for Sunosi for the potential treatment of EDS in patients with major depressive disorder, or MDD. If these development activities are unsuccessful, our growth prospects could be materially adversely affected.

If we are unable to successfully launch and commercialize Sunosi in the U.S., if we are unable to obtain approval of our Sunosi MAA in a timely manner, or at all, if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, or if sales of Sunosi in the U.S. and EU (if approved) do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
For a discussion of specific risks relating to competition from new products that treat cataplexy and/or EDS in narcolepsy, including generic versions of Xyrem or other sodium oxybate products, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem would adversely affect sales of Xyrem” in this Part II, Item 1A. We expect that the approval and launch of any other sodium oxybate or alternative product that treats narcolepsy, or the launch of an AG Product or other generic version of Xyrem, could have a material adverse effect on our sales of and revenues from Xyrem and on our business, financial condition, results of operations and growth prospects.
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
While there is currently no direct competition to Defitelio to treat severe VOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence of VOD diagnosis and demand for Defitelio.
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
Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. To successfully launch and commercialize Sunosi, we need to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy with which physicians are more familiar, including stimulants, wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed for patients to treat excessive sleepiness in OSA. Sunosi will likely face competition from this genericized market and may face competition from new branded entrants such as pitolisant, a drug that was approved by the FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and is expected to be commercially available in the U.S. in the fourth quarter of 2019, and that has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy, or from other products in development as potential treatments for EDS in patients with narcolepsy or OSA, including, for example, orexin agonists, mazindol, modafinil combinations and Avadel’s once-nightly sodium oxybate formulation.
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
Reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness to prescribe our products. For example, the U.S. federal government follows a Medicare severity diagnosis-related group, or MS-DRG, payment system for certain inpatient hospital services provided under Medicare, which some states also use for Medicaid.  The MS-DRG system entitles a hospital to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in providing inpatient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  For our hematology/oncology products, all of which are used primarily or exclusively in the inpatient hospital setting, there may not be sufficient reimbursement under the relevant MS-DRG to fully cover the cost of our products. This risk was in part mitigated by a New Technology Add-on Payment, or NTAP, which is in addition to the MS-DRG-based reimbursement that hospitals receive. In 2017, Centers for Medicare and Medicaid Services, or CMS, approved an NTAP for Defitelio, which was renewed by CMS for 2018 and 2019.  NTAP designations are reviewed by CMS on a yearly basis and may only be renewed for two years. Because Defitelio has already been renewed twice, the product will not be eligible for renewal after 2019. For 2019, CMS approved an NTAP for Vyxeos and renewed that NTAP for 2020, but we cannot guarantee that CMS will renew our NTAP after 2020.
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
A small number of third party pharmacy benefit managers, or PBMs, and payors have market power and negotiating leverage to limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug.  In addition, in many instances, third party payors and PBMs may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could result in higher gross to net deductions for affected products.
We cannot predict market acceptance of, and our ability to obtain or maintain adequate formulary positions, access to and reimbursement coverage for our products, including Sunosi, which was recently launched in the U.S. in July 2019. We have started to enter into agreements with PBMs and payor accounts regarding formulary coverage for Sunosi, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. Payors could decide to exclude Sunosi from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Sunosi, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Sunosi and cause some patients to determine not to use Sunosi.  Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully launch Sunosi. If we are unsuccessful in obtaining broad coverage for Sunosi, our anticipated revenue from and growth prospects for Sunosi could be negatively affected. For more information on Sunosi, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products.” in this Part II, Item 1A.
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
Policies to address healthcare costs and drug pricing have garnered increasing bipartisan support and activity within the U.S. Congress, and continuing support by the current presidential administration, for drug pricing-related policies. Specific legislation that may be enacted or implemented remain uncertain, both as to their final substance and timing, and may affect a broad range of public policy considerations, the Medicare and Medicaid programs and the FDA regulatory regime. We anticipate that the U.S. Congress, state legislatures, and regulators will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs. These cost containment measures may include federal and state controls on government-funded reimbursement for drugs (including Medicare, Medicaid) and commercial health plans, new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures. Additionally, proposals made part of proposed legislation and executive rule-making seek to utilize an “international pricing index” as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B to more closely align with international drug prices. If the U.S. were to move to such a pricing system that were to apply to any of our products, our revenues from U.S. sales of such products could decrease.
Other legislative and regulatory proposals that have recently been considered include the potential authorization of prescription drug importation from other countries, the approval of generic drugs and changes to REMS provisions related to generic products, legislative proposals to limit the terms of patent litigation settlements with generic sponsors, redefine certain conduct around patenting and new product development as unfair competition, create a private right of action related to access to samples of innovator products and ease the approval of REMS for generic applicants. All such considerations may adversely affect our business and industry in ways that we cannot accurately predict.
There is also ongoing activity related to the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act. The Healthcare Reform Act has substantially changed the way healthcare is financed by both governmental and private insurers. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Some of the provisions of the Healthcare Reform Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the current presidential administration to repeal or replace certain aspects of the Healthcare Reform Act and to alter the implementation of the Healthcare Reform Act and related laws. Additional legislative and regulatory changes and judicial challenges related to the Healthcare Reform Act remain possible. For example, while “repeal and replace” efforts have failed, aspects of the Healthcare Reform Act have been changed legislatively, such as the repeal of the requirement that certain individuals who fail to maintain qualifying health coverage for all or part of a year make a tax-based shared responsibility payment commonly referred to as the “individual mandate.” In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the excise tax on generous employer-based health plans. There is ongoing judicial scrutiny of the Healthcare Reform Act including recent court rulings that have invalidated the Healthcare Reform Act based upon the repeal of the tax penalty associated with the individual mandate. We expect that the Healthcare Reform Act and its implementation, efforts to repeal or replace, or invalidate, the Healthcare Reform Act or portions thereof and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products.

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
We expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures to keep healthcare costs down. Such measures could include limitations on the prices we will be able to charge for our products or the amounts of reimbursement available for these products from governmental authorities or third party payors, may increase the tax obligations on pharmaceutical companies, or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU member states and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. There can be no assurance that our products will obtain favorable reimbursement status in any country in Europe. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could negatively affect our growth prospects in Europe.
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
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of any of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit GHB and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB.
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
In part due to the limited market size for our products and product candidates, we have a single source of supply for most of our marketed products, product candidates and their APIs. We are the sole supplier of the defibrotide compound. We have single source suppliers for sodium oxybate, the API for Xyrem, for Erwinaze, for the finished vial form of Defitelio, for Vyxeos and the API and finished form of Sunosi. Single sourcing puts us at risk of interruption in supply in the event of manufacturing, quality or compliance difficulties. There is no guarantee that our suppliers can or will continue to supply on a timely basis, or at all, the quantities of API or finished product that we need. If one of our suppliers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to implement and execute the necessary technology transfer to, and to qualify, a new supplier. The FDA and similar international or national regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products. The loss of one of our suppliers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the API or product manufacturing process. We believe that it could take up to two years, or longer in certain cases, to qualify a new supplier, and we may not be able to obtain APIs or finished products from new suppliers on acceptable terms and at reasonable prices, or at all. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA’s or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need. In addition, to conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we need to have sufficient quantities of product manufactured.
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
In the United Kingdom, or UK, where PBL’s manufacturing facilities are located, PBL is subject to similar inspections conducted by the MHRA. Inability to comply with regulatory requirements of the FDA, the MHRA or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorizations, including any failure by PBL to correct the violations and deviations referenced above to the satisfaction of the FDA, could further adversely affect Erwinaze supply, particularly in light of the ongoing limited supply of Erwinaze, and could result in enforcement actions by the FDA, MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters), the approval of the FDA or other competent authorities being suspended, varied, or revoked, product release being delayed or suspended, including potentially the FDA refusing admission of Erwinaze in the U.S., or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and further limit our future maintenance and potential growth of the market for this product. We have incurred and continue to incur significant internal and external costs and expenses as a result of these issues, including due to managing the increased need for regulatory and customer interaction. In addition, if the FDA or any non-U.S. regulatory authority mandates any changes to the specifications for Erwinaze, we may face challenges having product produced to meet such specifications, and PBL may increase its price to supply Erwinaze meeting such specifications, which may result in additional costs to us or a delay in supply and may decrease any profit we would otherwise achieve with Erwinaze.
All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We have been experiencing, and continue to experience, supply disruptions globally and expect further supply disruptions for the remainder of 2019 and in 2020. We cannot predict whether the required remediation activities by PBL in connection with its January 2017 FDA warning letter or the August 2018 FDA Form 483 will further strain PBL’s manufacturing capacity or otherwise further adversely affect Erwinaze supply. As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, regulatory issues or otherwise, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted.
If PBL’s quality, manufacturing or regulatory issues persist and supply disruptions continue, our agreement with PBL, which will expire on December 31, 2020, only gives us the right to engage a backup supplier for Erwinaze in very limited circumstances, such as following termination of the agreement by us due to uncured material breach or the cessation of manufacturing by PBL. Moreover, if our right to engage a backup supplier for Erwinaze arises during the term of our agreement with PBL, there would not be sufficient time for us to engage a backup or alternative supplier before our agreement with PBL expires at the end of 2020. If we continue to fail to obtain a sufficient supply of Erwinaze from PBL, our sales of and revenues from Erwinaze, our future maintenance and potential growth of the market for this product, our reputation and our business, financial condition, results of operations and growth prospects could continue to be materially adversely affected.
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
Siegfried USA, LLC, through its European affiliates, or Siegfried, is our sole supplier of both the API and finished product for Sunosi for both commercial sale as well as development activities. If Siegfried does not or is not able to supply us with Sunosi for any reason, it may take time and resources to implement and execute the necessary technology transfer to another provider, and such delay could negatively impact our sales of and revenues from Sunosi, our future maintenance and potential growth of the market for this product, and our ability to conduct ongoing and future clinical trials of Sunosi, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
We or our suppliers may not be able to produce sufficient supplies of our product candidates in a timely manner or in accordance with applicable specifications. If any of our suppliers fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach. In addition, to obtain approval from the FDA or a similar international or national regulatory body of any product candidate, we or our supplier or suppliers for that product must obtain approval by the applicable regulatory body to manufacture and supply product, in some cases based on qualification data provided to the applicable body as part of our regulatory submission. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls, or CMC, portions of any regulatory submission could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA or similar international or national regulatory body approval, or our ability to obtain regulatory approval at all. In addition, any failure of us or a supplier to obtain approval by the applicable regulatory body to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.

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
Sunosi
We submitted an MAA for Sunosi to the EMA in the fourth quarter of 2018. If we are unable to obtain approval of our Sunosi MAA in a timely manner, or at all, if the EC requires product labeling that negatively impacts patient, physician or payor acceptance of the product, or if sales of Sunosi in the EU (if approved) do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we are targeting potential new indications for Sunosi for the potential treatment of EDS in other sleep or central nervous system disorders, including pursuing development activities for Sunosi for the potential treatment of EDS in patients with MDD. If these development activities are unsuccessful, our growth prospects could be materially adversely affected. For more information, see the risk factor under the heading “While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize our other products” in this Part II, Item 1A.
JZP-258
JZP-258 is an oxybate product candidate that contains 92% less sodium than Xyrem. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines, we believe that significantly lowering sodium intake would be beneficial for patients.  On March 26, 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy and presented additional data from this study publicly at an international medical conference in September 2019. We expect to submit an NDA for this product in January 2020 and plan to redeem our priority review voucher in connection with this submission. Although we received positive results from that Phase 3 study, we cannot guarantee the timing or acceptance of our planned NDA by the FDA. We are also conducting a Phase 3 clinical trial for use of JZP-258 for the treatment of idiopathic hypersomnia, a chronic neurological disorder that is primarily characterized by EDS. Any failure or delay in successfully completing necessary clinical trials and conducting other activities, including CMC activities, that are required to complete our planned NDA submission and obtain regulatory approval, could materially and adversely affect our growth prospects. If we submit an NDA to the FDA for approval and the FDA determines that our safety or efficacy data do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming, or we may not be able to commercialize JZP-258, in which event we would not receive any return on our investment.
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
In the U.S., the Prescription Drug User Fee Act, or PDUFA, provides a ten-month deadline for the FDA to review an NDA that has been accepted by filing by the FDA, or a six-month deadline for priority review. However, there is no guarantee that the FDA will meet the applicable deadline, and the FDA can extend a PDUFA action date under certain circumstances. If the FDA fails to meet PDUFA targeted action dates established for any of our product candidates, the commercialization of the affected product candidate could be delayed or impaired.
In addition, in May 2018, we purchased a rare pediatric disease priority review voucher for $110.0 million. We plan to redeem our priority review voucher in connection with the submission of our NDA for JZP-258 in January 2020. However, the redemption of a rare pediatric disease priority review voucher may not result in faster review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. Accordingly, we could fail to realize the anticipated benefits of our purchase of the priority review voucher.
Any delay or failure in obtaining approval of a product candidate, or receipt of approval for narrower indications than sought, can have a negative impact on our ability to recoup or research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Xyrem is covered by patents covering its manufacture, formulation, distribution system and method of use, and we have U.S. patents that extend to 2033. We have settled patent litigation with nine companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an AG Product) in advance of the expiration of the last of our patents. Notwithstanding our patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. If these efforts are successful, then that third party could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements.
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
For a discussion regarding the risks associated with our ANDA litigation settlement agreements, the potential launch of AG Products or other generic versions of Xyrem, and the approval and launch of other sodium oxybate or other current and potential future products that compete with Xyrem, as well as other risks and challenges we face with respect to Xyrem, see the risk factors under the headings “Risks Related to Xyrem and the Our Other Marketed Products” and “We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products” in this Part II, Item 1A.
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
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the inter partes review, or IPR, process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, many types of entities, including ANDA filers, have challenged valuable pharmaceutical patents through the IPR process, and six of our Orange Book-listed patents for Xyrem were invalidated through this process and have since been delisted from the Orange Book.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. The U.S. Congress and state legislatures have also identified pharmaceutical patent settlements as potential impediments to generic competition and have suggested that they may introduce legislation to regulate them. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the U.S. Department of Justice, or DOJ, for review. Accordingly, we have submitted our ANDA litigation settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our ANDA litigation settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding such settlements, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. Our headcount has grown to approximately 1,580 as of November 2019. This includes employees in 18 countries in North America and Europe, a European commercial presence, a complex distribution network for products in Europe and additional territories, and manufacturing facilities in Italy and Ireland. We may further expand our international operations into other countries in the future, either organically or by acquisition. While we have management and other personnel with substantial international experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects. These risks and complexities include:

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
Brexit has created significant uncertainty concerning the future relationship between the UK and the EU, particularly if the UK withdraws from the EU without a ratified withdrawal agreement in place. From a regulatory perspective, there is uncertainty about which laws and regulations will apply in the UK in the future. A significant portion of the regulatory framework in the UK is derived from EU laws. However, it is unclear which, if any, existing EU laws the UK will decide to replace or replicate following its withdrawal from the EU. In particular, the regulatory regime applicable to our operations, including with respect to the marketing authorization of our product candidates, may change, potentially significantly, and become inconsistent with the regime applicable in the EU. This may impact the process for obtaining or maintaining marketing authorization in the EU for pharmaceutical products manufactured or sold in the UK.
A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant be established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is a risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure, or by the competent authorities of EU member states through the decentralized or mutual recognition procedures, would not encompass the UK. In these circumstances, a separate authorization granted by the UK competent authorities would be required to place medicinal products on the UK market.
In addition, the laws and regulations that will apply after the UK withdraws from the EU may have implications for manufacturing sites that hold certifications issued by the UK competent authorities. Our capability to rely on these manufacturing sites for products intended for the EU market will depend on the terms of the UK's withdrawal and, potentially, on the ability to obtain relevant exemptions under EU law to supply the EU market with products manufactured at UK-certified sites. There is also the risk that if batch release and quality control testing sites for our products are located only in the UK, manufacturers will need to use sites in other EU member states to manufacture products for supply to the EU market. All of these changes, if they occur, could increase our costs and otherwise adversely affect our business.
Brexit has also given rise to calls for the governments of other EU member states to consider withdrawal from the EU. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, including by significantly reducing global market liquidity or restricting the ability of key market participants to operate in certain financial markets. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been negatively affected by Brexit. Should this foreign exchange volatility continue or be exacerbated by the UK’s withdrawal from the EU, it could cause volatility in our quarterly financial results.
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
Our success and our ability to grow depend in part on our continued ability to attract, retain and motivate highly qualified personnel. We are highly dependent upon our executive management team and other critical personnel, all of whom work on many complex matters that are essential to our success. We do not carry “key person” insurance. The loss of services of one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our vital activities. Any employee may terminate his or her employment at any time without notice or with only short notice and without cause or good reason. The resulting loss of institutional knowledge may negatively impact our operations and future growth. If there are delays in the selection of new members of management, or if we do not successfully manage these transitions, our business, financial condition, results of operations and growth prospects could be adversely affected.

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
Our information technology systems, and those of our vendors, are large and complex and store large amounts of confidential information. The size and complexity of these systems make them potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third party vendors and/or business partners, or from cyber-attacks by malicious third parties. Attacks of this nature are increasing in frequency, persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of important information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information. Although the aggregate impact on our operations and financial condition has not been material to date, we and our vendors have been the target of events of this nature and expect them to continue.
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
We are subject to numerous anti-fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. For example, the U.S. federal anti-kickback statute is broad and activities that involve providing anything of value to those who prescribe, purchase, or recommend pharmaceutical products that are directly or indirectly reimbursed by federal health care programs like Medicare or Medicaid may be subject to scrutiny. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities, the exemptions and safe harbors are drawn narrowly, and practices or arrangements that involve remuneration may be subject to scrutiny if they do not clearly qualify for an exemption or safe harbor. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of such exceptions and safe harbors, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. Violations of the federal anti-kickback statute may be punished by civil and criminal fines, imprisonment, and/or exclusion from participation in federal healthcare programs.
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
We have various programs to help patients access our products, including patient assistance programs, which include co-pay coupons for certain of our products, assistance to help patients determine their insurance coverage for our products, and a free product program. Co-pay coupon programs for commercially insured patients, including our program for Xyrem, have received negative publicity related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. In the past, payors brought class action lawsuits challenging the legality of manufacturer co-pay programs under a variety of federal and state laws and insurers have taken actions through their network pharmacies and PBMs to restrict manufacturer co-pay programs. In September 2014, the OIG issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and other laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, including Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
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
We are also subject to data protection and privacy laws and regulations governing the processing of personal data. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations, such as the EU General Data Protection Regulation that became effective in May 2018 and the California Consumer Privacy Act of 2018 that will become effective beginning January 2020, could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon for the transfer of personal data are ever deemed inadequate, or if we or our vendors experience a data breach resulting in exposure of personal data subject to the applicable laws, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. In addition, although we are not directly subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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

We also participate in the 340B program, which is described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate.  Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. There is no guarantee that our submissions will not be found by HRSA to be incomplete or incorrect. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
As of September 30, 2019, we had total indebtedness of approximately $1.8 billion, which included $626.0 million in outstanding term loan indebtedness under a secured credit agreement that we entered into in June 2015 and subsequently amended in July 2016 and in June 2018, which we refer to as the amended credit agreement, $575.0 million of outstanding indebtedness under our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, which were issued in August 2014, and $575.0 million of outstanding indebtedness under our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017 and which we refer to, together with the 2021 Notes, as the Exchangeable Senior Notes.
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
The scope of our business and operations has grown substantially since 2012 through a series of transactions, including the business combination between Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, which we refer to as the Azur Merger, and our acquisitions of EUSA Pharma Inc., Gentium S.r.l., Celator Pharmaceuticals, Inc. and Cavion, Inc., or Cavion. To continue to grow our business over the longer term, we will need to commit substantial additional resources to our business and execution of our strategy. Our ongoing capital requirements will depend on many factors, including:

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
Our intangible assets and goodwill are significant. As of September 30, 2019, we had recorded $3.5 billion of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, in connection with entry into an asset purchase agreement in June 2018 to sell substantially all of the assets held by us related to Prialt® (ziconotide) intrathecal infusion, we recognized an impairment charge of $42.9 million in our consolidated statements of income in 2018, primarily related to the carrying balances of intangible assets.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.
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
In December 2015, we received proposed tax assessment notices, and, in October 2018, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 and in December 2018 and September 2019, we received proposed tax assessment notices for 2015, 2016 and 2017, relating to certain transfer pricing adjustments.  The notices provide for additional French tax of approximately $41 million for 2012 and 2013 and approximately $12 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at September 30, 2019. We disagree with the assessments and are contesting them vigorously.

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
The market price for our ordinary shares has fluctuated significantly from time to time, for example, varying between a high of $169.82 on October 1, 2018 and a low of $113.52 on December 24, 2018 during the period from September 30, 2018 through September 30, 2019. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for life sciences companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
In addition, the market price of our ordinary shares may decline if the effects of our transactions, including our acquisition of Cavion and/or potential future acquisitions, on our financial or operating results are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of the Exchangeable Senior Notes who may view the Exchangeable Senior Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of the Exchangeable Senior Notes.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2019	46,900	$138.13	46,900	$201,567,632
August 1 - August 31, 2019	53,500	$134.94	53,500	$194,349,529
September 1 - September 30, 2019	48,670	$129.43	48,670	$188,051,191
Total	149,070	$134.14	149,070
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

(3)
The ordinary shares reported in this column above were purchased pursuant to our publicly announced share repurchase program. In November 2016, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively, thereby increasing the total amount authorized for repurchase to $1.02 billion. In October 2019, our board of directors authorized the additional repurchase of shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions. This authorization has no expiration date.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On October 30, 2019, 2019, Michael P. Miller, our Executive Vice President, U.S. Commercial, notified us of his decision to retire from his role as Executive Vice President, U.S. Commercial, effective March 31, 2020, or such other date as may be mutually agreed, or the Effective Date.
On November 2, 2019, Mr. Miller and Jazz Pharmaceuticals, Inc. entered into a transition and termination agreement, or the Termination Agreement, in connection with Mr. Miller’s retirement from his role as Executive Vice President, U.S. Commercial with us. Pursuant to the Termination Agreement, Mr. Miller will continue in his position as Executive Vice President, U.S. Commercial through the Effective Date, and then immediately thereafter, move into a project-based role until June 30, 2020, or the Termination Date, as a non-executive, full-time employee with the title of Executive Vice President, Special Projects, with full-time base salary and benefits, including the continued vesting of existing equity awards. In addition, subject to full compliance with the terms of the Termination Agreement, Mr. Miller will receive: (i) a cash payment equal to six months’ of his base salary to be paid in a lump sum shortly following the Termination Date; (ii) full payment of his monthly COBRA premiums for a period of six months, including for his enrolled dependents; and (iii) a cash payment equal to his at target bonus, as prorated for the period of time that Mr. Miller serves as Executive Vice President, U.S. Commercial during fiscal year 2020, to be paid in a lump sum shortly following the Termination Date. Mr. Miller’s outstanding equity awards will be treated in accordance with their existing terms. The Termination Agreement contains customary terms including a release of claims by Mr. Miller.

The foregoing description of the terms of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the Termination Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

10.1+	Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc.
10.2+	Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr.
10.3+	Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr.
10.4+	Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil.
10.5+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019.
10.6+	Transition and Termination Agreement, dated as of November 2, 2019, by and between Jazz Pharmaceuticals, Inc. and Mike Miller.
31.1	Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: November 5, 2019

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman, Chief Executive Officer and Director (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Vice President, Finance (Principal Accounting Officer)